Form 10-Q
period 2001-03-31
MIDDLEFIELD BANC CORP
filed 2001-07-23
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                        For the transition period from to

                         Commission File Number 33-23094
                         -------------------------------

                             Middlefield Banc Corp.
             (Exact name of registrant as specified in its charter)

            Ohio                                         34 - 1585111
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              15985 East High Street, Middlefield, Ohio 44062-9263
                    (Address of principal executive offices)

                                 (440) 632-1666
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes ___   No __X__

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                     Class: Common Stock, without par value
                     Outstanding at July 9, 2001: 1,102,954

                             MIDDLEFIELD BANC CORP.

                                      INDEX


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I  -  FINANCIAL INFORMATION

       Item 1.       Financial Statements

                     Consolidated Balance Sheet (Unaudited) as of                                              3
                         March 31, 2001 and December 31, 2000

                     Consolidated Statement of Income (Unaudited)
                         for the Three Months ended March 31, 2001 and 2000                                    4

                     Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                     5

                     Consolidated Statement of Cash Flows (Unaudited)
                         for the Three Months ended March 31, 2001 and 2000                                    6

                     Notes to Unaudited Consolidated Financial Statements                                      7

       Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                                       8 - 13

       Item 3.       Quantitative and Qualitative Disclosures About Market Risk                             13 - 14

PART II  -  OTHER INFORMATION

       Item 1.       Legal Proceedings                                                                        15

       Item 2.       Changes in Securities                                                                    15

       Item 3.       Default Upon Senior Securities                                                           15

       Item 4.       Submissions of Matters to a Vote of Security Holders                                     15

       Item 5.       Other Information                                                                        15

       Item 6.       Exhibits and Reports on Form 8 - K                                                     15 - 17

SIGNATURES                                                                                                    18

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                         March 31,             December 31,
                                                                           2001                    2000
                                                                       -------------           -------------
ASSETS
     Cash and due from banks                                           $   3,815,091           $   3,574,875
     Federal funds sold                                                    4,325,000               1,265,000
                                                                       -------------           -------------
     Cash and cash equivalents                                             8,140,091               4,839,875
     Interest-bearing deposits in other institutions                         984,441                 984,441
     Investment securities available for sale                             14,249,335              11,868,337
     Investment securities held to maturity (estimated
       market value of $15,502,947 and $17,942,255))                      15,613,917              17,942,310
     Loans                                                               136,844,756             135,304,215
     Less allowance for loan losses                                        2,048,538               2,037,322
                                                                       -------------           -------------
             Net loans                                                   134,796,218             133,266,893
     Premises and equipment                                                5,484,895               5,432,472
     Accrued interest and other assets                                     2,106,290               2,154,485
                                                                       -------------           -------------
             TOTAL ASSETS                                              $ 181,375,187           $ 176,488,813
                                                                       =============           =============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                    $  21,811,983           $  23,155,904
         Interest-bearing demand                                           7,888,849               6,116,094
         Money market                                                      8,585,625               9,127,760
         Savings                                                          33,731,454              32,260,775
         Time                                                             79,753,422              76,505,513
                                                                       -------------           -------------
             Total deposits                                              151,771,333             147,166,046
     Short-term borrowings                                                   413,744                 543,222
     Other borrowings                                                      9,804,262               9,861,596
     Accrued interest and other liabilities                                  657,715                 674,587
                                                                       -------------           -------------
             TOTAL LIABILITIES                                           162,647,054             158,245,451
                                                                       -------------           -------------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 5,000,000 shares authorized,
       1,148,676 shares issued                                             6,287,011               6,287,011
     Retained earnings                                                    13,726,823              13,343,980
     Accumulated other comprehensive income                                  190,739                  88,811
     Treasury stock, at cost (45,722 shares)                              (1,476,440)             (1,476,440)
                                                                       -------------           -------------
             TOTAL STOCKHOLDERS' EQUITY                                   18,728,133              18,243,362
                                                                       -------------           -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 181,375,187           $ 176,488,813
                                                                       =============           =============



See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 2001                2000
                                                              ----------          ----------
INTEREST INCOME
     Interest and fees on loans                               $2,821,950          $2,560,979
     Interest-bearing deposits in other institutions              15,104              33,461
     Federal funds sold                                           42,667               7,342
     Investment securities:
          Taxable interest                                       299,881             311,095
          Tax-exempt interest                                    119,824             137,610
                                                              ----------          ----------
                   Total interest income                       3,299,426           3,050,487
                                                              ----------          ----------

INTEREST EXPENSE
     Deposits                                                  1,514,724           1,203,348
     Short-term borrowings                                         4,894              31,860
     Other borrowings                                            136,008             122,102
                                                              ----------          ----------
                   Total interest expense                      1,655,626           1,357,310
                                                              ----------          ----------

NET INTEREST INCOME                                            1,643,800           1,693,177

Provision for loan losses                                         39,000              75,000
                                                              ----------          ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                   1,604,800           1,618,177
                                                              ----------          ----------

NONINTEREST INCOME
     Service charges on deposit accounts                         222,041             188,596
     Other income                                                 36,624              31,301
                                                              ----------          ----------
                    Total noninterest income                     258,665             219,897
                                                              ----------          ----------

NONINTEREST EXPENSE
     Salaries and employee benefits                              545,367             516,008
     Occupancy expense                                            80,161              83,816
     Equipment expense                                            60,836              48,330
     Data processing costs                                        64,914              64,989
     Ohio state franchise tax                                     60,050              61,173
     Other expense                                               278,980             271,098
                                                              ----------          ----------
                    Total noninterest expense                  1,090,308           1,045,414
                                                              ----------          ----------

Income before income taxes                                       773,157             792,660
Income taxes                                                     235,900             235,370
                                                              ----------          ----------

NET INCOME                                                    $  537,257          $  557,290
                                                              ==========          ==========

EARNINGS PER SHARE
         Basic                                                $     0.49          $     0.50
         Diluted                                                    0.49                0.50



See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                      Accumulated
                                                                         Other                          Total
                                             Common      Retained     Comprehensive     Treasury     Stockholders'   Comprehensive
                                              Stock      Earnings        Income          Stock          Equity           Income
                                           ----------  -----------    -------------   ------------   -------------   -------------
Balance, December 31, 2000                 $6,287,011  $13,343,980      $ 88,811      $(1,476,440)    $18,243,362

Net income                                                 537,257                                        537,257       $537,257
Other comprehensive income:
    Unrealized gain on available for sale
      securities net of taxes of $52,508                                 101,928                          101,928        101,928
                                                                                                                        --------
Comprehensive income                                                                                                    $639,185
                                                                                                                        ========
Cash dividends ($.14 per share)                           (154,414)                                      (154,414)
                                           ----------  -----------      --------      -----------     -----------

Balance, March 31, 2001                    $6,287,011  $13,726,823      $190,739      $(1,476,440)    $18,728,133
                                           ==========  ===========      ========      ===========     ===========




See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2001                 2000
                                                                       -----------           -----------
OPERATING ACTIVITIES
     Net income                                                        $   537,257           $   557,290
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                     39,000                75,000
              Depreciation and amortization                                 71,796                67,835
              Amortization of premium and
                discount on investment securities                           12,116                16,830
              Amortization of net deferred loan costs (fees)                 9,204                 5,320
              Increase in accrued interest receivable                      (61,772)              (31,801)
              Increase (decrease) in accrued interest payable               90,151               (20,855)
              Other, net                                                   (32,363)               39,366
                                                                       -----------           -----------
                    Net cash provided by operating activities              665,389               708,985
                                                                       -----------           -----------

INVESTING ACTIVITIES
     Decrease in interest-bearing deposits in other
        institutions, net                                                       --             1,770,425
     Investment securities available for sale:
              Proceeds from repayments and maturities                    1,368,956               500,000
              Purchases                                                 (3,610,741)             (221,400)
     Investment securities held to maturity:
              Proceeds from repayments and maturities                    2,314,300               715,169
     Increase in loans, net                                             (1,577,529)           (2,333,006)
     Purchase of premises and equipment                                   (124,219)              (24,693)
                                                                       -----------           -----------
                  Net cash provided by (used for)
                    investing activities                                (1,629,233)              406,495
                                                                       -----------           -----------

FINANCING ACTIVITIES
     Net increase in deposits                                            4,605,287             3,129,985
     Decrease in short-term borrowings, net                               (129,479)           (1,971,785)
     Repayment of other borrowings                                         (57,334)              (67,236)
     Purchase of treasury stock                                                 --            (1,311,051)
     Cash dividends                                                       (154,414)             (110,155)
                                                                       -----------           -----------
                  Net cash provided by (used for)
                    financing activities                                 4,264,060              (330,242)
                                                                       -----------           -----------

                  Increase in cash and cash equivalents                  3,300,216               785,238

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                4,839,875             3,210,556
                                                                       -----------           -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 8,140,091           $ 3,995,794
                                                                       ===========           ===========

SUPPLEMENTAL INFORMATION Cash paid during the year for:
         Interest on deposits and borrowings                           $ 1,745,777           $ 1,336,455
         Income taxes                                                           --                35,000


See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Middlefield") includes its wholly-owned subsidiary, The Middlefield Banking Company (the "Bank"). All significant intercompany items have been eliminated.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield's financial position and the results of operations and cash flows. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield's Amended Form 10 (File No. 33-23094). Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation. The results of Middlefield's operations for any interim period are not necessarily indicative of the results of Middlefield's operations for any other interim period or for a full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Middlefield provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended March 31, 2001, the diluted number of shares outstanding from employee stock options was 1,350. There was no diluted effect for the three months ended March 31, 2000.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the three months ended March 31, 2000, comprehensive income totaled $429,330.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. Forward-looking statements can be identified by terminology such as "believes," "expects," "anticipates," "estimates," "intends," "should," "will," "plans," "potential" and similar words. Forward-looking statements are also statements that are not statements of historical fact. Forward-looking statements necessarily involve risks and uncertainties. They are merely predictive or statements of probabilities, involving known and unknown risks, uncertainties and other factors.

If one or more of these risks of uncertainties occurs or if the underlying assumptions prove incorrect, actual results in 2001 and beyond could differ materially from those expressed in or implied by the forward-looking statements.

Forward-looking statements are based upon a variety of estimates and assumptions. The estimates and assumptions involve judgments about a number of things, including future economic, competitive, and financial market conditions and future business decisions. These matters are inherently subject to significant business, economic and competitive uncertainties, all of which are difficult to predict and many of which are beyond Middlefield's control. Although Middlefield believes its estimates and assumptions are reasonable, actual results could vary materially from those shown. Inclusion of forward-looking information in this Form 10-Q does not constitute a representation by Middlefield or any other person that the indicated results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000.

Total assets increased $4.9 million to $181.4 million at March 31, 2001 from $176.5 million at December 31, 2000. Cash and cash equivalents and net loans receivable increased $3.3 million and $1.5 million, respectively, and were funded by a $4.6 million net increase in deposits.

Cash and cash equivalents increased to $8.1 million at March 31, 2001 from $4.8 million at December 31, 2000. Funding from deposit growth that was not used to meet loan demand was temporarily invested in federal funds while management reviews current market conditions for prudent investment opportunities. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Total investment securities of $29.9 million remained relatively unchanged at March 31, 2001 as the proceeds from maturities and principal repayments were primarily reinvested in available for sale U.S. Government Agency securities in general, and mortgage-backed securities in specific. Management focused on supplementing loan demand primarily by lengthening the maturities of the investment portfolio through an increase in higher yielding, mortgage-backed securities. This has resulted in a slight shift in the composition of the investment securities portfolio at March 31, 2001, as U.S. Government Agency securities now comprise 31.9% of the total portfolio as compared to 26.5% at December 31, 2000. Furthermore, available for sale securities now comprise 48.8% of the investment securities portfolio as compared to 41.3% at December 31, 2000.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At March 31, 2001, Middlefield's allowance for loan losses remained relatively unchanged at $2.0 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses including the amounts and timing of future cash flows expected on impaired loans are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

Total deposits increased to $151.8 million at March 31, 2001 from $147.2 million at December 31, 2000. Growth was primarily concentrated in time deposits and resulted from continual marketing efforts by management. Time deposits continue to account for approximately 52.5% of the total deposit portfolio.

Total stockholders' equity increased $485,000 to $18.7 million at March 31, 2001. Net income of $537,000 and increases in unrealized gains on investment securities available for sale of $102,000, were offset somewhat by a dividend payment of $154,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies. Middlefield will use treasury shares for general corporate purposes, including the issuance of shares in connection with the exercise of stock options.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000.

Net income for the three months ended March 31, 2001 of $537,000 decreased slightly from $557,000 for the same period ended 2000. The $49,000 decrease in net interest income for the three months ended March 31, 2001 was primarily due to an increase in interest expense of $299,000 that was partially offset by an increase of $249,000 in interest income. Basic and diluted earnings per share declined slightly from $.50 per share in 2000 to $.49 per share in 2001.

Net interest income for the three months ended March 31, 2001 was $1,644,000, compared to $1,693,000 for the same period ended 2000. The increase in interest income for the first quarter of 2001 was influenced mainly by increases in interest earned on loans receivable of $261,000 and federal funds sold of $35,000, while offset by decreases in interest earned on investment securities of $29,000 and interest-bearing deposits in other institutions of $18,000. The increase in interest expense was influenced by an increase in interest incurred on deposits of $311,000 that was offset by a decrease in interest incurred on borrowings of $13,000. Interest income and expense were both primarily driven by increases in the average balances of related interest-earning assets and interest-bearing liabilities. The average balances of loans receivable, specifically real estate mortgages, increased $13.6 million, or 11.2%, to $135.6 million as of March 31, 2001, and resulted in an increase in interest-earning assets of $13.5 million. Lessening the impact of the increase in volume of interest-earning assets was a slight decline on the tax-equivalent yield on interest earning assets to 7.90% for the three-months ended March 31, 2001 from 7.97% for the same period ended 2000. In addition, the average balance of time deposits increased $12.9 million, or 19.7%, to $78.4 million as of March 31, 2001, and resulted in an increase in interest-bearing liabilities of $11.7 million. Middlefield's competitively priced deposit products and continual marketing efforts contributed to the overall increase in the cost of funds to 4.85% for the three-month period ended March 31, 2001 from 4.35% for the same period ended 2000.

Total noninterest income for the three-months ended March 31, 2001 increased $39,000 as compared to the same period ended 2000. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services. Service fees on deposit accounts increased $33,000 and have progressively increased as the number of accounts and volume of related transactions have increased.

Total noninterest expenses increased $45,000 for the three-months ended March 31, 2001 as compared to the same period ended 2000. Compensation and employee benefits increased $29,000 or 5.7% primarily as a result of normal merit raises. In addition, equipment expenses and other expenses increased $13,000 and $8,000, respectively, as a result of added capital expenditures in prior years from building and furnishing a new branch office in Garrettsville, additional ATMs, increased transaction activity from operating a larger organization, and the marketing of the 100th anniversary of the Bank.

LIQUIDITY

Liquidity management for Middlefield is measured and monitored on both a short and long-term basis, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to Middlefield. Both short and long-term liquidity needs are addressed by maturities and sales of investment securities, loan payments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provide the core ingredients to meet depositor, borrower, and creditor needs.

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in highly short-term investments (i.e. federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $8.1 million or 4.5% of total assets while investment securities classified as available for sale totaled $15.2 million or 8.4% of total assets. Furthermore, the bank has additional credit arrangements available with the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland, and The State Bank and Trust Company, an unaffiliated institution.

Operating activities provided net cash of $0.7 million for both three month periods ended March 31, 2001 and 2000, generated principally from net income of $0.5 million and $0.6 million, respectively.

Investing activities consist primarily of loan originations and repayments, and investment purchases and maturities. These activities used $1.6 million in funds during the first three months of 2001, principally for the purchase of investment securities and the net origination of loans. For the same period ended 2000, investing activities provided $0.4 million in funds, principally from a decline in interest-bearing deposits in other institutions and a reduction in investment securities purchased. These cash usages were offset somewhat by an increase in net loan originations.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, treasury stock acquisitions, and the payment of dividends. During the three months ended March 31, 2001, net cash provided by financing activities totaled $4.3 million, principally derived from an increase in deposit accounts. During the same period ended 2000, net cash used for financing activities was $0.3 million, and consisted of an increase in deposit accounts that was offset by repayments on borrowings and the acquisition of treasury stock.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the bank's commitment to make loans, as well as management's assessment of Middlefield's ability to generate funds. Middlefield anticipates it will have sufficient liquidity available to meet estimated short-term and long-term funding needs.

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001, both Middlefield and the Bank exceeded the Minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 18.10%, 16.85%, 10.38%, and the bank's were 17.29%, 16.03%,
9.99%, respectively, at March 31, 2001.


RISK ELEMENT

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                      March 31,    December 31,
                                                        2001           2000
                                                        ----           ----
                                                       (Dollars in thousands)

Loans on nonaccrual basis                               $135           $  0
Loans past due 90 days or more and still accruing        125              5
                                                        ----           ----
Total nonperforming loans                               $260           $  5
                                                        ----           ----

Nonperforming loans as a percent of total loans         0.19%          0.00%
                                                        ====           ====

Nonperforming assets as a percent of total assets       0.14%          0.00%
                                                        ====           ====

At March 31, 2001 and December 31, 2000, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

During the three month period ended March 31, 2001, loans increased $1.5 million while nonperforming loans increased $255,000. Although the allowance for loan losses only increased $11,000 during this same period, the percentage of allowance for loan losses to loans outstanding remained relatively stable at 1.50% as compared to 1.51% at December 31,2000. Nonperforming loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 2001 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The ongoing loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like other financial institutions, the bank is subject to interest rate risk. The bank's interest-earning assets could mature or reprice more rapidly than or on a different basis from its interest-bearing liabilities (primarily borrowings and deposits with short- and medium-term maturities) in a period of declining interest rates. Although having assets that mature or reprice more frequently on average than liabilities will be beneficial in times of rising interest rates, that asset/liability structure will result in lower net interest income in periods of declining interest rates.

Interest rate sensitivity, or interest rate risk, relates to the effect of changing interest rates on net interest income. Interest-earning assets with interest rates tied to the prime rate for example, or that mature in relatively short periods of time, are considered interest-rate sensitive. Interest-bearing liabilities with interest rates that can be repriced in a discretionary manner, or that mature in relatively short periods of time, are also considered interest-rate sensitive. The differences between interest-sensitive assets and interest-sensitive liabilities over various time horizons are commonly referred to as sensitivity gaps. As interest rates change, a sensitivity gap will have either a favorable effect or an adverse effect on net interest income. A negative gap -- with liabilities repricing more rapidly than assets -- generally should have a favorable effect when interest rates are falling, and an adverse effect when rates are rising. A positive gap -- with assets repricing more rapidly than liabilities -- generally should have the opposite effect: an adverse effect when rates are falling and a favorable effect when rates are rising.

Middlefield and the bank have no financial instruments entered into for trading purposes. Interest rates change daily on federal funds purchased and sold. Federal funds are therefore the most sensitive to the market and have the most stable fair values. Loans and deposits tied to indices such as the prime rate or federal discount rate are also market sensitive, with stable fair values. The least sensitive instruments include long-term, fixed-rate loans and securities and fixed-rate savings deposits, which have the least stable fair value.

Management of maturity distributions of assets and liabilities between these extremes is as important as the balances maintained. Management of maturity distributions involves matching interest rate maturities as well as principal maturities, and it influences net interest income significantly. In periods of rapidly changing interest rates, a negative or positive gap can cause major fluctuations in net interest income and earnings. Managing asset and liability sensitivities to enhance growth regardless of changes in market conditions is one of the objectives of the bank's asset/liability management strategy.

Evaluating the bank's exposure to changes in interest rates is the responsibility of the Asset/Liability Committee, a committee of bank directors and officers. The Asset/Liability Committee assesses both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure, ensuring that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires assessment of existing and potential effects of changes in interest rates on the bank's financial condition, including capital adequacy, earnings, liquidity and asset quality.

The bank uses an asset/liability model to support its balance sheet strategies. Gap analysis, one of the methods used by management to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on our Middlefield's net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. Middlefield has not experienced the kind of earnings volatility that might be indicated from gap analysis.

Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at March 31, 2001 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield's anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield's ability to manage effectively.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in rights of the Company's security holders

           None

Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           None

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) The following exhibits are included in this Report or incorporated herein by reference:

               3.1 Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp.*

               3.2      Regulations of Middlefield Banc Corp.*

               4        Specimen Stock Certificate*

               10.1     1999 Stock Option Plan of Middlefield Banc Corp.*

               10.2     Severance Agreement of President and Chief Executive
                        Officer*

               10.3     Severance Agreement of Executive Vice President*

               10.4 Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated
                        September 14, 2000*

               10.5 Collateral Assignment Split Dollar Agreements between the President and Chief Executive Officer and The Middlefield Banking Company*

               21       Subsidiaries of Middlefield Banc Corp.*

               99.1 Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company*

               99.2     Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001 and subsequently amended on June 14, 2001.

     (b) No reports on Form 8-K were filed by Middlefield Banc Corp. during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                     MIDDLEFIELD BANC CORP.


Date:                                By: /s/Thomas G. Caldwell
                                        --------------------------------------
                                        Thomas G. Caldwell
                                        President and Chief Executive Officer



Date:                                By: /s/Donald L. Stacy
                                        --------------------------------------
                                        Donald L. Stacy
                                        Principal Financial and Accounting
                                        Officer