Form 10-Q
period 2001-06-30
MIDDLEFIELD BANC CORP
filed 2001-08-13
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10 - Q

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                     Class: Common Stock, without par value
                    Outstanding at August 9, 2001: 1,102,954

                             MIDDLEFIELD BANC CORP.

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I  -  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheet (Unaudited) as of
                June 30, 2001 and December 31, 2000                                      3

              Consolidated Statement of Income (Unaudited)
                for the Six and Three Months ended June 30, 2001 and 2000                4

              Consolidated Statement of Changes in Stockholders' Equity  (Unaudited)     5

              Consolidated Statement of Cash Flows (Unaudited)
                for the Six Months ended June 30, 2001 and 2000                          6

              Notes to Unaudited Consolidated Financial Statements                     7 - 11

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                         12 - 17

    Item 3.   Quantitative and Qualitative Disclosures About  Market Risk             18 - 19

PART II  -  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                         20

    Item 2.   Changes in Securities                                                     20

    Item 3.   Default Upon Senior Securities                                            20

    Item 4.   Submissions of Matters to a Vote of Security Holders                      20

    Item 5.   Other Information                                                         21

    Item 6.   Exhibits and Reports on Form 8 - K                                        21

SIGNATURES                                                                              22

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                           June 30,             December 31,
                                                                             2001                   2000
                                                                        -------------           ------------
ASSETS
     Cash and due from banks                                            $  3,402,353            $  3,574,875
     Federal funds sold                                                      760,000               1,265,000
                                                                        ------------            ------------
     Cash and cash equivalents                                             4,162,353               4,839,875
     Interest-bearing deposits in other institutions                       1,339,441                 984,441
     Investment securities available for sale                             17,717,172              11,868,337
     Investment securities held to maturity (estimated
       market value of $13,219,824 and $17,942,255))                      13,002,736              17,942,310
     Loans                                                               143,271,589             135,304,215
     Less allowance for loan losses                                        2,016,580               2,037,322
                                                                        ------------            ------------
             Net loans                                                   141,255,009             133,266,893
     Premises and equipment                                                5,495,816               5,432,472
     Accrued interest and other assets                                     2,465,364               2,154,485
                                                                        ------------            ------------

             TOTAL ASSETS                                               $185,437,891            $176,488,813
                                                                        ============            ============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                     $ 23,246,211            $ 23,155,904
         Interest-bearing demand                                           7,336,736               6,116,094
         Money market                                                      8,059,240               9,127,760
         Savings                                                          34,959,850              32,260,775
         Time                                                             81,973,277              76,505,513
                                                                        ------------            ------------
             Total deposits                                              155,575,314             147,166,046
     Short-term borrowings                                                   299,835                 543,222
     Other borrowings                                                      9,746,005               9,861,596
     Accrued interest and other liabilities                                  749,962                 674,587
                                                                        ------------            ------------
             TOTAL LIABILITIES                                           166,371,116             158,245,451
                                                                        ------------            ------------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 5,000,000 shares authorized,
       1,148,676 shares issued                                             6,287,011               6,287,011
     Retained earnings                                                    14,063,843              13,343,980
     Accumulated other comprehensive income                                  192,361                  88,811
     Treasury stock, at cost (45,722 shares)                              (1,476,440)             (1,476,440)
                                                                        ------------            ------------
             TOTAL STOCKHOLDERS' EQUITY                                   19,066,775              18,243,362
                                                                        ------------            ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $185,437,891            $176,488,813
                                                                        ============            ============




See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Six Months Ended                  Three Months Ended
                                                                June 30,                          June 30,
                                                        2001               2000             2001             2000
                                                     ----------        ----------        ----------       -----------
INTEREST INCOME
     Interest and fees on loans                      $5,771,403        $5,224,382        $2,949,453        $2,663,403
     Interest-bearing deposits in                        29,189            60,228            14,085            26,767
          other institutions
     Federal funds sold                                  96,882            27,050            54,215            19,708
     Investment securities:
          Taxable interest                              625,116           607,771           325,235           296,676
          Tax-exempt interest                           239,470           272,397           119,646           134,787
                                                     ----------        ----------        ----------        ----------
                   Total interest income              6,762,060         6,191,828         3,462,634         3,141,341
                                                     ----------        ----------        ----------        ----------

INTEREST EXPENSE
     Deposits                                         3,099,466         2,472,136         1,584,742         1,268,788
     Short-term borrowings                                9,103            29,818             4,209            10,480
     Other borrowings                                   272,208           264,772           136,200           130,148
                                                     ----------        ----------        ----------        ----------
                   Total interest expense             3,380,777         2,766,726         1,725,151         1,409,416
                                                     ----------        ----------        ----------        ----------

NET INTEREST INCOME                                   3,381,283         3,425,102         1,737,483         1,731,925

Provision for loan losses                                80,000           150,000            41,000            75,000
                                                     ----------        ----------        ----------        ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                          3,301,283         3,275,102         1,696,483         1,656,925
                                                     ----------        ----------        ----------        ----------

NONINTEREST INCOME
     Service charges on deposit accounts                455,660           384,074           233,619           195,478
     Other income                                        70,780            60,156            34,156            28,855
                                                     ----------        ----------        ----------        ----------
                    Total noninterest income            526,440           444,230           267,775           224,333
                                                     ----------        ----------        ----------        ----------

NONINTEREST EXPENSE
     Salaries and employee benefits                   1,150,031         1,098,372           604,664           582,364
     Occupancy expense                                  148,212           163,054            68,051            79,238
     Equipment expense                                  141,802           101,913            80,966            53,583
     Data processing costs                              139,053           125,698            74,139            60,709
     Ohio state franchise tax                           120,050           115,676            60,000            54,503
     Other expense                                      628,386           537,868           349,406           266,770
                                                     ----------        ----------        ----------        ----------
                    Total noninterest expense         2,327,534         2,142,581         1,237,226         1,097,167
                                                     ----------        ----------        ----------        ----------

Income before income taxes                            1,500,189         1,576,751           727,032           784,091
Income taxes                                            471,500           467,370           235,600           232,000
                                                     ----------        ----------        ----------        ----------

NET INCOME                                           $1,028,689        $1,109,381        $  491,432        $  552,091
                                                     ==========        ==========        ==========        ==========

EARNINGS PER SHARE
         Basic                                       $     0.94            1.00 $              0.45        $     0.50
         Diluted                                           0.94              1.00              0.44              0.50




See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                    Accumulated
                                                                       Other                            Total
                                         Common        Retained    Comprehensive       Treasury     Stockholders'     Comprehensive
                                         Stock         Earnings        Income           Stock          Equity             Income
                                       ----------    -----------   -------------     -----------    -------------     --------------
Balance, December 31, 2000             $6,287,011    $13,343,980      $ 88,811      $(1,476,440)     $18,243,362

Net income                                             1,028,689                                       1,028,689        $1,028,689
Other comprehensive income:
    Unrealized gain on available
      for sale securities net of
      taxes of $53,345                                                 103,550                           103,550           103,550
                                                                                                                         ---------
Comprehensive income                                                                                                    $1,132,239
                                                                                                                        ==========
Cash dividends ($.28 per share)                         (308,826)                                       (308,826)
                                       ----------    -----------      --------      -----------      -----------
Balance, June 30, 2001                 $6,287,011    $14,063,843      $192,361      $(1,476,440)     $19,066,775
                                       ==========    ===========      ========      ===========      ===========









See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              2001                2000
                                                                          -----------         -----------
OPERATING ACTIVITIES
     Net income                                                           $ 1,028,689         $ 1,109,381
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                        80,000             150,000
              Depreciation and amortization                                   147,114             136,170
              Amortization of premium and
                discount on investment securities                              30,619              36,189
              Amortization of net deferred loan costs (fees)                    3,801              21,967
              Decrease (increase) in accrued interest receivable               (3,774)              7,537
              Increase (decrease) in accrued interest payable                 122,335             (19,924)
              Other, net                                                     (300,609)           (196,513)
                                                                          -----------         -----------
                    Net cash provided by operating activities               1,108,175           1,244,807
                                                                          -----------         -----------

INVESTING ACTIVITIES
     Decrease (increase) in interest-bearing deposits in other
        institutions, net                                                    (355,000)          1,989,346
     Investment securities available for sale:
              Proceeds from repayments and maturities                       2,990,291             950,000
              Purchases                                                    (8,682,229)           (220,500)
     Investment securities held to maturity:
              Proceeds from repayments and maturities                       4,908,952           1,294,326
     Increase in loans, net                                                (8,071,917)         (8,895,768)
     Purchase of Federal Home Loan Bank stock                                (106,800)           (103,500)
     Purchase of premises and equipment                                      (210,458)            (30,020)
                                                                          -----------         -----------
                  Net cash used for investing activities                   (9,527,161)         (5,016,116)
                                                                          -----------         -----------

FINANCING ACTIVITIES
     Net increase in deposits                                               8,409,268           5,344,673
     Decrease in short-term borrowings, net                                  (115,591)         (1,135,552)
     Repayment of other borrowings                                           (243,387)                 --
     Proceeds from other borrowings                                                --           1,073,820
     Purchase of treasury stock                                                    --          (1,311,050)
     Sale of treasury stock                                                        --              32,500
     Cash dividends                                                          (308,826)           (231,399)
                                                                          -----------         -----------
                  Net cash provided by financing activities                 7,741,464           3,772,992
                                                                          -----------         -----------

                  Increase (decrease) in cash and cash equivalents           (677,522)              1,683

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                   4,839,875           3,210,556
                                                                          -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                       $ 4,162,353         $ 3,212,239
                                                                          ===========         ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
         Interest on deposits and borrowings                              $ 3,258,442         $ 2,786,650
         Income taxes                                                         510,000             547,000


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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield's financial position and the results of operations and cash flows. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield's Amended Form 10 (File No. 33-23094). Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation. The results of Middlefield's operations for any interim period are not necessarily indicative of the results of Middlefield's operations for any other interim period or for a full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Middlefield provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the six and three months ended June 30, 2001, the diluted number of shares outstanding from employee stock options was 1,811 and 1,740, respectively. There was no diluted effect for the six or three months ended June 30, 2000.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the six months ended June 30, 2000, comprehensive income totaled $992,781. For the three months ended June 30, 2001 and 2000, comprehensive income totaled $493,054 and $478,071, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material affect on Middlefield's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The adoption of Statement No. 142 is not expected to have a material affect on Middlefield's financial position or results of operations.

NOTE 5 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of securities available for sale are as follows:

                                                                 2001
                                   --------------------------------------------------------------------
                                                          Gross             Gross           Estimated
                                     Amortized          Unrealized        Unrealized          Market
                                       Cost               Gains             Losses            Value
                                   ------------         ----------        ----------        -----------
 U.S. Government agency
    securities                     $ 4,151,570           $127,591        $   (402)          $4,278,759
 Obligations of states and
    political subdivisions:
          Taxable                    1,407,443             19,194              --            1,426,637
          Tax-exempt                 4,072,482             99,419              --            4,171,901
Corporate securities                   550,859             17,766              --              568,625
Mortgage-backed securities           7,243,362             59,282         (31,394)           7,271,250
                                   -----------           --------        --------          -----------

         Total                     $17,425,716           $323,252        $(31,796)         $17,717,172
                                   ===========           ========        ========          ===========


                                                                  2000
                                  --------------------------------------------------------------------
                                                         Gross             Gross           Estimated
                                    Amortized          Unrealized        Unrealized          Market
                                      Cost               Gains             Losses            Value
                                  ------------         ----------        ----------        -----------
U.S. Government agency
   securities                     $ 3,990,419           $ 70,843        $ (1,419)         $ 4,059,843
Obligations of states and
   political subdivisions:
         Taxable                    1,458,400             11,744          (2,645)           1,467,499
         Tax-exempt                 3,685,472             42,258         (16,746)           3,710,984
Corporate securities                  701,306              3,400          (2,800)             701,906
Mortgage-backed securities          1,898,177             29,282              --            1,928,105
                                  -----------           --------        --------          -----------

         Total                    $11,733,774           $158,173        $(23,610)         $11,868,337
                                  ===========           ========        ========          ===========


The amortized cost and estimated market value of debt securities at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Estimated
                                                   Amortized                Market
                                                     Cost                   Value
                                                  -----------            -----------
Due in one year or less                           $ 1,283,957            $ 1,298,346

Due after one year through five years               7,935,451              8,177,929
Due after five years through ten years              1,287,302              1,323,043
Due after ten years                                 6,919,006              6,917,854
                                                  -----------            -----------

                  Total                           $17,425,716            $17,717,172
                                                  ===========            ===========

NOTE 6 - INVESTMENT SECURITIES HELD TO MATURITY

The amortized cost and estimated market values of securities held to maturity are as follows:

                                                                 2001
                                  --------------------------------------------------------------------
                                                         Gross             Gross           Estimated
                                    Amortized          Unrealized        Unrealized          Market
                                      Cost               Gains             Losses            Value
                                  ------------         ----------        ----------        -----------
U.S. Government agency
   securities                     $   500,000          $  1,718             $--            $   501,718
Obligations of states and
   political subdivisions:
         Taxable                    2,665,990             50,29              --              2,718,019
        Tax-exempt                  6,564,210           110,980              --              6,675,190
Corporate securities                3,022,883            45,550              --              3,068,433
Mortgage-backed securities            249,653             6,811              --                256,464
                                  -----------          --------             ---            -----------

                  Total           $13,002,736          $217,088             $--            $13,219,824
                                  ===========          ========             ===            ===========


                                                                 2000
                                  --------------------------------------------------------------------
                                                         Gross             Gross            Estimated
                                    Amortized          Unrealized        Unrealized           Market
                                      Cost               Gains             Losses             Value
                                  ------------         ----------        ----------        -----------
U.S. Government agency
   securities                     $ 1,899,752          $    --          $ (8,565)          $ 1,891,187
Obligations of states and
   political subdivisions:
         Taxable                    3,723,251           18,354           (19,685)            3,721,920
         Tax-exempt                 7,480,801           26,182            (7,420)            7,499,563
Corporate securities                4,525,466            7,829           (18,683)            4,514,612
Mortgage-backed securities            313,040            1,933                --               314,973
                                  -----------          -------          --------           -----------

                  Total           $17,942,310          $54,298          $(54,353)          $17,942,255
                                  ===========          =======          ========           ===========


The amortized cost and estimated market value of debt securities at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Estimated
                                                   Amortized                Market
                                                     Cost                   Value
                                                  -----------            -----------
Due in one year or less                           $ 4,851,248            $ 4,893,947
Due after one year through five years               7,660,776              7,821,957
Due after five years through ten years                141,059                146,517
Due after ten years                                   349,653                357,403
                                                  -----------            -----------

                  Total                           $13,002,736            $13,219,824
                                                  ===========            ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General
-------

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000.
-------------------------------------------------------------------------

Total assets increased $8.9 million to $185.4 million at June 30, 2001 from $176.5 million at December 31, 2000. This increase primarily resulted from an increase in net loans receivable of $8.0 million that was funded by an $8.4 million net increase in deposits.

Total investment securities of $30.7 million at June 30, 2001 increased slightly from $29.8 million at December 31, 2000 as the proceeds from maturities and principal repayments were primarily reinvested in available for sale mortgage-backed securities. Management focused on supplementing loan demand primarily by lengthening the maturities of the investment portfolio through an increase in higher yielding, mortgage-backed securities of $5.3 million. This has resulted in a slight shift in the composition of the investment securities portfolio at June 30, 2001, as mortgage-backed securities now comprise 24.5% of the total portfolio as compared to 7.5% at December 31, 2000.

Furthermore, available for sale securities now comprise 57.7% of the investment securities portfolio as compared to 41.3% at December 31, 2000.

Total loans increased to $143,272,000 at June 30, 2001 from $135,304,000 at December 31, 2000. The increase in net loans receivable resulted from the economic health of Middlefield's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The majority of lending activity is predominately mortgage loans secured by one-to-four family residential property. Such loans grew $4.7 million to $106.1 million at June 30, 2001. Management attributes the increases in residential real estate properties to continued customer referrals and Middlefield's overall relationship with its customers. Also impacted by the local economic conditions were commercial and commercial real estate loans which increased in total by $2.9 million to $29.2 million. This growth was boosted by a loan of approximately $1.0 million to a local church.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At June 30, 2001, Middlefield's allowance for loan losses remained relatively unchanged at $2.0 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

Total deposits increased to $155.6 million at June 30, 2001 from $147.2 million at December 31, 2000. Growth was primarily concentrated in time and savings deposits and resulted from continual marketing efforts by management. Time deposits account for approximately 52.7% of the total deposit portfolio and continue to be a dominate resource for funds.

Total stockholders' equity increased $823,000 to $19.1 million at June 30, 2001 due to net retained income of $720,000 and increases in unrealized gains on investment securities available for sale of $104,000. These increases in stockholders' equity were offset by dividend payments of $309,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies.


Comparison of Results of Operations for the Six and Three Months Ended June 30,
-------------------------------------------------------------------------------
2001 and 2000.
--------------

Net income for the six-months ended June 30, 2001 of $1,029,000 decreased from $1,109,000 for the same period ended 2000. Basic and diluted earnings per share declined slightly from $1.00 per share in 2000 to $.94 per share in 2001. Net income for the three-months ended June 30, 2001 of $491,000 decreased from $552,000 for the same period ended 2000.

Net interest income for the six months ended June 30, 2001 was $3,381,000, compared to $3,425,000 for the same period ended 2000. The decrease was primarily related to an increase in interest expense, in general, and interest incurred on deposits of $627,000, in specific. Interest income for the first half of 2001 was influenced mainly by increases in interest earned on loans receivable of $547,000 and federal funds sold of $70,000, while offset by decreases in interest-bearing deposits in other institutions of $31,000 and interest earned on investment securities of $16,000. The increase interest income and expense were both primarily driven by increases in the average balances of related interest-earning assets and interest-bearing liabilities. The average balances of loans receivable, specifically real estate mortgages, increased $13.6 million, or 10.9%, to $138.1 million as of June 30, 2001, and resulted in an increase in interest-earning assets of $16.1 million. Lessening the impact of the increase in volume of interest-earning assets was a slight decline on the tax-equivalent yield on interest earning assets to 7.87% for the six-months ended June 30, 2001 from 7.97% for the same period ended 2000. In addition, the average balance of time deposits increased $14.3 million, or 21.6%, to $80.6 million as of June 30, 2001, and resulted in an increase in interest-bearing liabilities of $13.1 million. Middlefield's competitively priced deposit products and continual marketing efforts contributed to the overall increase in the cost of funds to 4.86% for the six-month period ended June 30, 2001 from 4.39% for the same period ended 2000.


Net interest income for the three-months ended June 30, 2001 and 2000 remained relatively unchanged. Interest income increased $321,000 during this time period and consisted primarily of increases in interest earned on loans receivable of $286,000 and interest on federal funds sold of $35,000. As noted previously, increases in the average balances of related interest-earning assets of $13.6 million and $2.4 million, respectively, primarily contributed to the fluctuations in the corresponding interest income accounts. Increases in interest expense of $316,000 for the three-months ended June 30, 2000 resulted from interest incurred on deposits. The primary contributors for this fluctuation was an increase in the average balances of time deposits of $15.6 million coupled with an increase in the related cost of such funds of 45 basis points from 5.56% for 2000 to 6.01% for 2001. These competitively priced products were heavily marketed throughout Middlefield's market area.

Total noninterest income for both the six-months and three-months ended June 30, 2001 increased $82,000 and $43,000, respectively, as compared to the same period ended 2000. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services. Service fees on deposit accounts increased $72,000 and $38,000, respectively, and have progressively increased as the number of accounts and volume of related transactions have increased.

Total noninterest expenses increased $185,000 and $140,000 for the six and three-months ended June 30, 2001, respectively, as compared to the same period ended 2000. Compensation and employee benefits increased $52,000 and $22,000, respectively, primarily as a result of normal merit raises. Additionally, equipment expenses and other expenses increased $40,000 and $91,000 for the six-months ended June 30, 2001, as compared to $27,000 and $83,000 for the same periods ended 2000, as a result of added capital expenditures in prior years from building and furnishing a new branch office in Garrettsville, additional ATMs, increased transaction activity from operating a larger organization, the marketing of the 100th anniversary of the Bank, costs incurred with the addition of internet banking, and increased professional fees associated with outside assistance in complying with the increased levels of regulatory compliance of a publicly reported company.

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

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e. federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At June 30, 2001, cash and cash equivalents totaled $4.2 million or 2.2% of total assets while investment securities classified as available for sale totaled $17.7 million or 9.6% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $1.1 million and $1.2 million for the six-month periods ended June 30, 2001 and 2000, respectively, and were generated principally from net income of $1.0 million and $1.1 million, respectively.

Investing activities consist primarily of loan originations and repayments, and investment purchases and maturities. These activities used $9.5 million in funds during the first six months of 2001, principally for the purchase of investment securities and the net origination of loans. For the same period ended 2000, investing activities used $5.0 million in funds, principally from the net origination of loans. In 2000, these cash usages were offset somewhat by an increase in net investment repayments and maturities coupled with a decline in interest-bearing deposits in other institutions from maturities of certificates of deposits.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, treasury stock activity, and the payment of dividends. During the six months ended June 30, 2001, net cash provided by financing activities totaled $7.7 million, principally derived from an increase in deposit accounts in general, and time deposits specifically. During the same period ended 2000, net cash provided by financing activities was $3.8 million, and consisted of an increase in deposit accounts that was offset by the net acquisition of treasury stock.

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

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2001, both Middlefield and the Bank exceeded the Minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 17.39%, 16.13%, 10.31%, and the bank's were 16.94%, 15.69%,
10.12%, respectively, at June 30, 2001.

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

                                                                      June 30,       December 31,
                                                                        2001            2000
                                                                      --------       ------------
                                                                        (Dollars in thousands)
Loans on nonaccrual basis                                               $ 0             $ 0
Loans past due 90 days or more and still accruing                        10               5
                                                                        ---             ---
Total nonperforming loans                                               $10             $ 5
                                                                        ---             ---

Nonperforming loans as a percent of total loans                        0.01%           0.00%
                                                                       ====            ====

Nonperforming assets as a percent of total assets                      0.01%           0.00%
                                                                       ====            ====

At June 30, 2001 and December 31, 2000, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of June 30, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

During the six-month period ended June 30, 2001, loans increased $8.0 million while nonperforming loans remained relatively unchanged. The allowance for loan losses decreased $21,000 during this same period and resulted in the percentage of allowance for loan losses to loans outstanding to decline to 1.41% as compared to 1.51% at December 31, 2000. Nonperforming loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

The bank uses an asset/liability model to support its balance sheet strategies. Gap analysis, one of the methods used by management to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on Middlefield's net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. Middlefield has not experienced the kind of earnings volatility that might be indicated from gap analysis.

Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at June 30, 2001 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield's anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield's ability to manage effectively.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in rights of the Company's security holders

         None

Item 3.  Defaults by the Company on its senior securities

         None

Item 4.  Submission of matters to a vote of security holders

              The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 9, 2001:

(a) The following Class I directors were elected to a one year term expiring in 2002:

       Name                             SHARES FOR              SHARES WITHHELD
       ----                             ----------              ---------------
       George F. Hasman                   869,230                   15,628
       Thomas C. Halstead                 869,230                   15,628
       David D. Villers                   869,230                   15,628
       Frances H. Frank                   869,230                   15,628

        The following Class II directors were elected to a two-year term expiring in 2003:

       Name                             SHARES FOR              SHARES WITHHELD
       ----                             ----------              ---------------
       Thomas G. Caldwell                 869,230                   15,628
       Richard T. Coyne                   869,230                   15,628
       Donald D. Hunter                   869,230                   15,628
       Martin S. Paul                     869,230                   15,628

(b) The recommendation of the Board of Directors to ratify the form and use of indemnification agreements for directors, as described in the Proxy Statement for the Annual Meeting, was approved with 827,890 shares in favor, and 12,590 shares against, and 30,958 shares abstaining.

(c) The recommendation of the Board of Directors to ratify the appointment of S.R. Snodgrass, A.C. as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 875,440 shares in favor, and 9,338 shares against, and 20,708 shares abstaining.

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included in this Report or incorporated herein by reference:
               3.1  Second Amended and Restated Articles of Incorporation of
                    Middlefield Banc Corp. *
               3.2  Regulations of Middlefield Banc Corp. *
               4    Specimen Stock Certificate *
              10.1  1999 Stock Option Plan of Middlefield Banc Corp. *
              10.2  Severance Agreement of President and Chief Executive
                    Officer *
              10.3  Severance Agreement of Executive Vice President *
              10.4  Federal Home Loan Bank of Cincinnati Agreement for
                    Advances and Security Agreement dated September 14, 2000 *
              10.5  Collateral Assignment Split Dollar Agreement between the
                    President and Chief Executive Officer and The Middlefield
                    Banking Company *
              21    Subsidiaries of Middlefield Banc Corp. *
              99.1  Form of Indemnification Agreement with directors of
                    Middlefield Banc Corp. and executive officers of Middlefield
                    Banc Corp. and The Middlefield Banking Company *
              99.2  Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001 and subsequently amended on June 14, 2001.

         (b) No reports on Form 8-K were filed by Middlefield Banc Corp. during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                       MIDDLEFIELD BANC CORP.


Date: August 13, 2001                  By: /s/ Thomas G. Caldwell
     -----------------                     -------------------------------------
                                           Thomas G. Caldwell
                                           President and Chief Executive Officer



Date: August 13, 2001                  By: /s/ Donald L. Stacy
     -----------------                     ------------------------------------
                                           Donald L. Stacy
                                           Principal Financial and
                                           Accounting Officer