Form 10-Q
period 2001-09-30
MIDDLEFIELD BANC CORP
filed 2001-11-14
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10 - Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number 33-23094
                         -------------------------------

                             Middlefield Banc Corp.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                        34 - 1585111
             ----                                        ------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              15985 East High Street, Middlefield, Ohio 44062-9263
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (440) 632-1666
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes      No  X
                                                                    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                     Class: Common Stock, without par value
                   Outstanding at November 9, 2001: 1,102,954

                             MIDDLEFIELD BANC CORP.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                         ------


PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of
               September 30, 2001 and December 31, 2000                     3

           Consolidated Statement of Income (Unaudited)
               for the Nine and Three Months ended September 30,
               2001 and 2000                                                4

           Consolidated Statement of Changes in Stockholders' Equity
               (Unaudited)                                                  5

           Consolidated Statement of Cash Flows (Unaudited)
               for the Nine Months ended September 30, 2001 and 2000        6

           Notes to Unaudited Consolidated Financial Statements           7 - 11

  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         12 - 16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    18 - 19

PART II  - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                20

  Item 2.  Changes in Securities                                            20

  Item 3.  Default Upon Senior Securities                                   20

  Item 4.  Submissions of Matters to a Vote of Security Holders             20

  Item 5.  Other Information                                                20

  Item 6.  Exhibits and Reports on Form 8 - K                            20 - 21

SIGNATURES                                                                  22

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                     September 30          December 31,
                                                                         2001                  2000
                                                                     -------------         -------------
ASSETS
     Cash and due from banks                                         $   4,429,131         $   3,574,875
     Federal funds sold                                                  1,920,000             1,265,000
                                                                     -------------         -------------
     Cash and cash equivalents                                           6,349,131             4,839,875
     Interest-bearing deposits in other institutions                       890,198               984,441
     Investment securities available for sale                           17,514,223            11,868,337
     Investment securities held to maturity (estimated
       market value of $11,310,338 and $17,942,255)                     11,006,296            17,942,310
     Loans                                                             149,438,223           135,304,215
     Less allowance for loan losses                                      2,048,027             2,037,322
                                                                     -------------         -------------
             Net loans                                                 147,390,196           133,266,893
     Premises and equipment                                              6,000,927             5,432,472
     Accrued interest and other assets                                   2,430,127             2,154,485
                                                                     -------------         -------------

             TOTAL ASSETS                                            $ 191,581,098         $ 176,488,813
                                                                     =============         =============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                  $  24,149,286         $  23,155,904
         Interest-bearing demand                                         6,803,635             6,116,094
         Money market                                                    7,461,686             9,127,760
         Savings                                                        36,548,244            32,260,775
         Time                                                           86,075,193            76,505,513
                                                                     -------------         -------------
             Total deposits                                            161,038,044           147,166,046
     Short-term borrowings                                                 713,523               543,222
     Other borrowings                                                    9,349,450             9,861,596
     Accrued interest and other liabilities                                840,317               674,587
                                                                     -------------         -------------
             TOTAL LIABILITIES                                         171,941,334           158,245,451
                                                                     -------------         -------------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 5,000,000 shares authorized,
       1,148,676 shares issued                                           6,287,011             6,287,011
     Retained earnings                                                  14,569,319            13,343,980
     Accumulated other comprehensive income                                259,874                88,811
     Treasury stock, at cost (45,722 shares)                            (1,476,440)           (1,476,440)
                                                                     -------------         -------------
             TOTAL STOCKHOLDERS' EQUITY                                 19,639,764            18,243,362
                                                                     -------------         -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 191,581,098         $ 176,488,813
                                                                     =============         =============

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                          Nine Months Ended                     Three Months Ended
                                                             September 30,                         September 30,
                                                        2001               2000               2001               2000
                                                     -----------        -----------        -----------        -----------
INTEREST INCOME
     Interest and fees on loans                      $ 8,818,686        $ 8,035,655        $ 3,047,283        $ 2,811,273
     Interest-bearing deposits in
          other institutions                              47,801             77,867             18,612             17,639
     Federal funds sold                                  114,668             57,338             17,786             30,288
     Investment securities:
          Taxable interest                               939,442            889,596            314,325            281,825
          Tax-exempt interest                            349,574            399,188            110,105            126,791
                                                     -----------        -----------        -----------        -----------
                   Total interest income              10,270,171          9,459,644          3,508,111          3,267,816
                                                     -----------        -----------        -----------        -----------


INTEREST EXPENSE
     Deposits                                          4,694,735          3,861,098          1,595,269          1,388,962
     Short-term borrowings                                13,000             53,737              3,897             23,919
     Other borrowings                                    403,752            394,663            131,544            129,892
                                                     -----------        -----------        -----------        -----------
                   Total interest expense              5,111,487          4,309,498          1,730,710          1,542,773
                                                     -----------        -----------        -----------        -----------

NET INTEREST INCOME                                    5,158,684          5,150,146          1,777,401          1,725,043

Provision for loan losses                                125,000            225,000             45,000             75,000
                                                     -----------        -----------        -----------        -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                           5,033,684          4,925,146          1,732,401          1,650,043
                                                     -----------        -----------        -----------        -----------

NONINTEREST INCOME
     Service charges on deposit accounts                 688,038            593,480            232,378            209,406
     Investment securities gains, net                     97,807                886             97,807                886
     Other income                                        106,387             97,102             35,608             36,946
                                                     -----------        -----------        -----------        -----------
                    Total noninterest income             892,232            691,468            365,793            247,238
                                                     -----------        -----------        -----------        -----------

NONINTEREST EXPENSE
     Salaries and employee benefits                    1,693,834          1,633,886            543,803            535,514
     Occupancy expense                                   216,996            242,722             68,784             79,668
     Equipment expense                                   221,199            169,657             79,397             67,744
     Data processing costs                               211,367            184,189             72,315             58,491
     Ohio state franchise tax                            180,050            170,180             60,000             54,504
     Other expense                                       954,065            814,332            325,679            276,463
                                                     -----------        -----------        -----------        -----------
                    Total noninterest expense          3,477,511          3,214,966          1,149,978          1,072,384
                                                     -----------        -----------        -----------        -----------

Income before income taxes                             2,448,405          2,401,648            948,216            824,897
Income taxes                                             759,826            721,370            288,326            254,000
                                                     -----------        -----------        -----------        -----------

NET INCOME                                           $ 1,688,579        $ 1,680,278        $   659,890        $   570,897
                                                     ===========        ===========        ===========        ===========

EARNINGS PER SHARE
         Basic                                       $      1.53        $      1.52        $      0.60        $      0.52
         Diluted                                            1.53               1.52               0.60               0.52


See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Accumulated
                                                                          Other                          Total
                                            Common         Retained   Comprehensive     Treasury     Stockholders'   Comprehensive
                                             Stock         Earnings       Income          Stock          Equity          Income
                                          -----------    ------------    ---------    ------------    -----------     -----------
Balance, December 31, 2000                $ 6,287,011    $ 13,343,980    $  88,811    $ (1,476,440)   $18,243,362

Net income                                                  1,688,579                                   1,688,579     $ 1,688,579
Other comprehensive income:
    Unrealized gain on available
       for sale securities net of
       taxes of $58,161                                                    171,063                        171,063         171,063
                                                                                                                      -----------
Comprehensive income                                                                                                  $ 1,859,642
                                                                                                                      ===========
Cash dividends ($.42 per share)                              (463,240)                                   (463,240)
                                          -----------    ------------    ---------    ------------    -----------

Balance, September 30, 2001               $ 6,287,011    $ 14,569,319    $ 259,874    $ (1,476,440)   $19,639,764
                                          ===========    ============    =========    ============    ===========





See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         2001                 2000
                                                                     ------------         ------------
OPERATING ACTIVITIES
     Net income                                                      $  1,688,579         $  1,680,278
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                   125,000              225,000
              Depreciation and amortization                               255,354              298,723
              Investment security gains, net                              (97,807)                (886)
              Increase in accrued interest receivable                     (44,762)             (75,688)
              Increase in accrued interest payable                        148,030               88,278
              Other, net                                                 (176,503)            (153,946)
                                                                     ------------         ------------
                    Net cash provided by operating activities           1,897,891            2,061,759
                                                                     ------------         ------------

INVESTING ACTIVITIES
     Decrease in interest-bearing deposits in other
        institutions, net                                                  94,243            2,242,472
     Investment securities available for sale:
              Proceeds from repayments and maturities                   3,530,734            1,200,000
              Proceeds from sales                                       2,092,981              111,436
              Purchases                                               (10,913,812)          (1,670,039)
     Investment securities held to maturity:
              Proceeds from repayments and maturities                   6,891,514            2,477,012
     Increase in loans, net                                           (14,235,110)         (11,613,003)
     Purchase of Federal Home Loan Bank stock                            (124,800)            (119,300)
     Purchase of premises and equipment                                  (791,298)             (87,041)
                                                                     ------------         ------------
                  Net cash used for investing activities              (13,455,548)          (7,458,463)
                                                                     ------------         ------------

FINANCING ACTIVITIES
     Net increase in deposits                                          13,871,998           11,909,744
     Increase in short-term borrowings, net                               170,301           (1,850,811)
     Repayment of other borrowings                                       (512,146)                --
     Proceeds from other borrowings                                          --                334,135
     Purchase of treasury stock                                              --             (1,311,050)
     Sale of treasury stock                                                  --                 32,500
     Cash dividends                                                      (463,240)            (358,120)
                                                                     ------------         ------------
                  Net cash provided by financing activities            13,066,913            8,756,398
                                                                     ------------         ------------

                  Increase in cash and cash equivalents                 1,509,256            3,359,694

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                               4,839,875            3,210,556
                                                                     ------------         ------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                  $  6,349,131         $  6,570,250
                                                                     ============         ============

SUPPLEMENTAL INFORMATION Cash paid during the year for:
         Interest on deposits and borrowings                         $  4,963,457         $  4,221,220
         Income taxes                                                     660,000              787,000



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

NOTE 2 - EARNINGS PER SHARE

Middlefield provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the nine and three months ended September 30, 2001, the diluted number of shares outstanding from employee stock options was 1,381 and 521, respectively. There was no diluted effect for the nine or three months ended September 30, 2000.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the nine months ended September 30, 2000, comprehensive income totaled $1,716,298. For the three months ended September 30, 2001 and 2000, comprehensive income totaled $727,402 and $632,886, respectively.

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

NOTE 5 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of securities available for sale are as follows:

                                                                 2001
                                  ----------------------------------------------------------------------
                                                        Gross               Gross            Estimated
                                   Amortized          Unrealized         Unrealized           Market
                                     Cost               Gains              Losses              Value
                                  -----------        -----------        -----------         -----------
U.S. Government agency
   securities                     $ 2,156,189        $    86,568        $      --           $ 2,242,757
Obligations of states and
   political subdivisions:
         Taxable                    1,408,186             28,188               --             1,436,374
         Tax-exempt                 4,266,442            139,829               --             4,406,271
Corporate securities                  550,658             28,318               --               578,976
Mortgage-backed securities          8,739,000            123,892            (13,047)          8,849,845
                                  -----------        -----------        -----------         -----------
         Total                    $17,120,475        $   406,795        $   (13,047)        $17,514,223
                                  ===========        ===========        ===========         ===========


                                                                 2000
                                  ----------------------------------------------------------------------
                                                        Gross               Gross            Estimated
                                   Amortized          Unrealized         Unrealized           Market
                                     Cost               Gains              Losses              Value
                                  -----------        -----------        -----------         -----------
U.S. Government agency
   securities                     $ 3,990,419        $    70,843        $    (1,419)        $ 4,059,843
Obligations of states and
   political subdivisions:
         Taxable                    1,458,400             11,744             (2,645)          1,467,499
         Tax-exempt                 3,685,472             42,258            (16,746)          3,710,984
Corporate securities                  701,306              3,400             (2,800)            701,906
Mortgage-backed securities          1,898,177             29,928               --             1,928,105
                                  -----------        -----------        -----------         -----------
         Total                    $11,733,774        $   158,173        $   (23,610)        $11,868,337
                                  ===========        ===========        ===========         ===========



The amortized cost and estimated market value of debt securities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                                  Estimated
                                               Amortized            Market
                                                 Cost               Value
                                              -----------        -----------
Due in one year or less                       $ 2,550,848        $ 2,574,370
Due after one year through five years           5,561,590          5,783,505
Due after five years through ten years          1,483,786          1,555,758
Due after ten years                             7,524,251          7,600,590
                                              -----------        -----------
                  Total                       $17,120,475        $17,514,223
                                              ===========        ===========

NOTE 6 - INVESTMENT SECURITIES HELD TO MATURITY

The amortized cost and estimated market values of securities held to maturity are as follows:

                                                                 2001
                                  ----------------------------------------------------------------------
                                                        Gross               Gross            Estimated
                                   Amortized          Unrealized         Unrealized           Market
                                     Cost               Gains              Losses              Value
                                  -----------        -----------        -----------         -----------
Obligations of states and
 political subdivisions:
         Taxable                  $ 2,050,577        $    73,694        $       --          $ 2,124,271
         Tax-exempt                 6,009,822            157,376                --            6,167,198
Corporate securities                2,717,907             65,692                --            2,783,599
Mortgage-backed securities            227,990              7,280                --              235,270
                                  -----------        -----------        ------------        -----------
                  Total           $11,006,296        $   304,042        $       --          $11,310,338
                                  ===========        ===========        ============        ===========



                                                                 2000
                                  ----------------------------------------------------------------------
                                                        Gross               Gross            Estimated
                                   Amortized          Unrealized         Unrealized           Market
                                     Cost               Gains              Losses              Value
                                  -----------        -----------        -----------         -----------
U.S. Government agency
   securities                     $ 1,899,752        $      --          $    (8,565)        $ 1,891,187
Obligations of states and
   political subdivisions:
         Taxable                    3,723,251             18,354            (19,685)          3,721,920
         Tax-exempt                 7,480,801             26,182             (7,420)          7,499,563
Corporate securities                4,525,466              7,829            (18,683)          4,514,612
Mortgage-backed securities            313,040              1,933               --               314,973
                                  -----------        -----------        -----------         -----------
                  Total           $17,942,310        $    54,298        $   (54,353)        $17,942,255
                                  ===========        ===========        ===========         ===========


The amortized cost and estimated market value of debt securities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                  Estimated
                                               Amortized            Market
                                                 Cost               Value
                                              -----------        -----------
Due in one year or less                       $ 3,421,750        $ 3,473,809
Due after one year through five years           7,115,489          7,353,191
Due after five years through ten years            141,067            149,098
Due after ten years                               327,990            334,240
                                              -----------        -----------

                  Total                       $11,006,296        $11,310,338
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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000.

Total assets increased $15.0 million to $191.5 million at September 30, 2001 from $176.5 million at December 31, 2000. This increase primarily resulted from an increase in net loans receivable of $14.1 million that was funded by an $13.9 million net increase in deposits.

Overall, total investment securities of $28.5 million at September 30, 2001 remained relatively unchanged from $29.8 million at December 31, 2000. Management's focus on supplementing loan demand primarily by lengthening the maturities of the investment portfolio through a net increase in higher yielding, mortgage-backed securities of $6.8 million continues, although less aggressively, in the third quarter reflecting the Nation's general economic trends. This has resulted in a shift in the composition of the investment securities portfolio at September 30, 2001, as mortgage-backed securities now comprise 31.4% of the total portfolio as compared to 7.5% at December 31, 2000. Furthermore, available for sale securities now comprise 61.4% of the investment securities portfolio as compared to 41.3% at December 31, 2000.

Total loans increased to $149,400,000 at September 30, 2001 from $135,304,000 at December 31, 2000. The increase in net loans receivable resulted from the economic health of Middlefield's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The majority of lending activity is predominately mortgage loans secured by one-to-four family residential property. Such loans grew $8.8 million to $110.2 million at September 30, 2001. Management attributes the increases in residential real estate properties to continued customer referrals and Middlefield's overall relationship with its customers. Also impacted by the local economic conditions were commercial and commercial real estate loans which increased in total by $4.5 million to $30.8 million.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At September 30, 2001, Middlefield's allowance for loan losses remained relatively unchanged at $2.0 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

Total deposits increased to $161.0 million at September 30, 2001 from $147.2 million at December 31, 2000. Growth was primarily concentrated in time and savings deposits and resulted from continual marketing efforts by management. Time deposits account for approximately 53.3% of the total deposit portfolio and continue to be a dominant resource for funds.

Total stockholders' equity increased $1,396,000 to $19.6 million at September 30, 2001 due to net income of $1,689,000 and increases in accumulated other comprehensive income of $171,000. These increases in stockholders' equity were offset by dividend payments of $463,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions.

Comparison of Results of Operations for the Nine and Three Months Ended September 30, 2001 and 2000.

Net income for the nine months ended September 30, 2001 of $1,689,000 increased from $1,680,000 for the same period ended 2000. Basic and diluted earnings per share increased to $1.53 per share in 2001 from $1.52 per share in 2000. Net income for the three months ended September 30, 2001 of $660,000 increased from $571,000 for the same period ended 2000.

Net interest income for the nine months ended September 30, 2001 increased slightly to $5,159,000, compared to $5,151,000 for the same period ended 2000. While both interest income and interest expense increased for the period, interest income increased at a greater rate than interest expense. Interest income for the first nine months of 2001 was influenced mainly by increases in interest earned on loans receivable of $783,000 and federal funds sold of $57,000, while offset by decreases in interest-bearing deposits in other institutions of $30,000. The increases in interest income and expense were both primarily driven by increases in the average balances of related interest-earning assets and interest-bearing liabilities. The average balances of loans receivable increased $14.1 million, or 11.2%, to $141.0 million as of September 30, 2001, and resulted in an increase in interest-earning assets of $15.8 million. Lessening the impact of the increase in volume of interest-earning assets was a slight decline on the tax-equivalent yield on interest earning assets to 7.91% for the nine months ended September 30, 2001 from 8.03% for the same period ended 2000. In addition, the average balance of time deposits increased $13.6 million, or 19.9%, to $81.8 million as of September 30, 2001, and resulted in an increase in interest-bearing liabilities of $13.8 million. Middlefield's competitively priced deposit products and continual marketing efforts contributed to the overall increase in the cost of funds to 4.82% for the nine-month period ended September 30, 2001 from 4.50% for the same period ended 2000.

Net interest income for the three months ended September 30, 2001 also increased slightly to $1,777,000 compared to $1,725,000 for the same period ended 2000. This increase also consisted primarily of an increase in interest earned on loans receivable of $236,000, that resulted from an increase in the average balances of the related interest-earning asset of $15.3 million. Increases in interest expense of $188,000 for the three-months ended September 30, 2001 resulted primarily from an increase on interest incurred on deposits. This fluctuation was the result of an increase in the average balance of time deposits of $12.2 million coupled with an increase in the related cost of such funds of 6 basis points to 4.77% for 2001 from 4.71% for 2000. These competitively priced products were heavily marketed throughout Middlefield's market area.

Total non-interest income for both the nine-months and three-months ended September 30, 2001 increased $201,000 and $119,000, respectively, as compared to the same period ended 2000. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services. Service fees on deposit accounts increased $95,000 and $23,000, respectively, and have progressively increased as the number of accounts and volume of related transactions have increased. Furthermore, Middlefield recognized an increase in gains on sales of investment securities of $97,000 in the third quarter of 2001 as compared to the prior year quarter.

Total non-interest expenses increased $263,000 and $78,000 for the nine and three-months ended September 30, 2001, respectively, as compared to the same period ended 2000. Compensation and employee benefits increased $60,000 and $8,000, respectively, primarily as a result of normal merit raises. Additionally, occupancy and equipment expenses increased $26,000 for the nine-months ended September 30, 2001, as compared to the same period ended 2000 as a result of added capital expenditures in prior years from building and furnishing a new branch office in Garrettsville, and additional ATMs. As a result of increased transaction activity from operating a larger organization, data processing expenses increased $27,000 and $14,000 for the nine and three month periods ended 2001 in comparison to the prior year periods. Other expenses increased $140,000 and $49,000 for the nine and three month periods ended 2001 as compared to 2000, because of the marketing of the 100th anniversary of the Bank, costs incurred with the addition of internet banking, and increased professional fees associated with outside assistance in complying with the increased levels of regulatory compliance of a publicly reported company.

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

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e. federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At September 30, 2001, cash and cash equivalents totaled $6.3 million or 3.3% of total assets while investment securities classified as available for sale totaled $17.5 million or 9.1% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $1.9 million and $2.0 million for the nine-month periods ended September 30, 2001 and 2000, respectively, and were generated principally from net income of $1.7 million for both periods.

Investing activities consist primarily of loan originations and repayments, and investment purchases and maturities. These activities used $13.5 million in funds during the first nine months of 2001, principally for the purchase of investment securities and the net origination of loans. For the same period ended 2000, investing activities used $7.4 million in funds, principally from the net origination of loans. In 2000, these cash usages were offset somewhat by an increase in net investment repayments and maturities coupled with a decline in interest-bearing deposits in other institutions from maturities of certificates of deposits.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, treasury stock activity, and the payment of dividends. During the nine months ended September 30, 2001, net cash provided by financing activities totaled $13.1 million, principally derived from an increase in deposit accounts in general, and time deposits specifically. During the same period ended 2000, net cash provided by financing activities was $8.8 million, and consisted of an increase in deposit accounts that was offset by the net acquisition of treasury stock and the repayment of other borrowing.

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

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2001, both Middlefield and the Bank exceeded the Minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 17.34%, 16.09%, 10.28%, and the bank's were 16.72%, 15.46%,
9.96%, respectively, at September 30, 2001.

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

                                                      September 30,    December 31,
                                                           2001            2000
                                                         -------         -------
                                                         (Dollars in thousands)
Loans on nonaccrual basis                                $  --           $    --
Loans past due 90 days or more and still accruing            254         $     5
                                                         -------         -------
Total nonperforming loans                                $   254         $     5
                                                         -------         -------

Nonperforming loans as a percent of total loans             0.17%              -%
                                                         =======         =======

Nonperforming assets as a percent of total assets           0.13%              -%
                                                         =======         =======


At September 30, 2001 and December 31, 2000, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of September 30, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

During the nine-month period ended September 30, 2001, loans increased $14.1 million while nonperforming loans increase to a total of $254,000. The allowance for loan losses increased slightly by $11,000 during this same period and resulted in the percentage of allowance for loan losses to loans outstanding to decline to 1.37% as compared to 1.51% at December 31, 2000. Nonperforming loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at September 30, 2001 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield's anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield's ability to manage effectively.

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

                  10.3  Severance Agreement of Executive Vice President *

                  10.4 Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000 *

                  10.5 Collateral Assignment Split Dollar Agreement between the President and Chief Executive Officer and The Middlefield Banking Company *

                  21    Subsidiaries of Middlefield Banc Corp. *

                  99.1 Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Compay *

                  99.2  Independent Accountants Report

            * Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001 and subsequently amended on June 14, 2001.

            (b) No reports on Form 8-K were filed by Middlefield Banc Corp. during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                    MIDDLEFIELD BANC CORP.


Date:                               By: /s/Thomas G. Caldwell
                                        ----------------------------------------
                                        Thomas G. Caldwell
                                        President and Chief Executive Officer



Date:                               By: /s/Donald L. Stacy
                                        ----------------------------------------
                                        Donald L. Stacy
                                        Principal Financial and Accounting
                                        Officer