Form 10-Q/A
period 2001-09-30
MIDDLEFIELD BANC CORP
filed 2001-11-14
CIK 836147

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


                                    MIDDLEFIELD BANC CORP.


Date: November 13, 2001             By: /s/Thomas G. Caldwell
                                        ----------------------------------------
                                        Thomas G. Caldwell
                                        President and Chief Executive Officer



Date: November 13, 2001             By: /s/Donald L. Stacy
                                        ----------------------------------------
                                        Donald L. Stacy
                                        Principal Financial and Accounting
                                        Officer