Form 10-K405
period 2001-12-31
MIDDLEFIELD BANC CORP
filed 2002-03-28
CIK 836147

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2001

                        Commission File Number: 33-23094
                                                --------

                             Middlefield Banc Corp.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                                                  34-1585111
--------------------------------                                      ----------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                            Identification No.)

              15985 East High Street, Middlefield, Ohio 44062-9263
                                          (440) 632-1666
                    ------------------------------------
               (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Securities registered pursuant to section 12(b) of the Act: none
                                                                 ----

     Securities registered pursuant to section 12(g) of the Act: common stock,
                                                                 ------------
     without par value
     -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value on March 1, 2002 of common stock held by non-affiliates of the registrant was approximately $27.5 million. As of March 1, 2002, there were 1,103,544 shares of common stock issued and outstanding.

                       Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

                                Table of Contents

                                                                                                     Page
                                                                                                     ----
Part I

           Item 1         Business...............................................................        1

           Item 2         Properties.............................................................       23

           Item 3         Legal Proceedings......................................................       24

           Item 4         Submission of Matters to a Vote of Security Holders....................       24

Part II

           Item 5         Market for Registrant's Common Equity and Related Stockholder
                          Matters................................................................       24

           Item 6         Selected Financial Data................................................       25

           Item 7         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations..................................................       26

           Item 7A        Quantitative and Qualitative Disclosures About Market Risk.............       37

           Item 8         Financial Statements and Supplementary Data............................       40

           Item 9         Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................       66

Part III

           Item 10        Directors and Executive Officers of the Registrant.....................       66

           Item 11        Executive Compensation.................................................       66

           Item 12        Security Ownership of Certain Beneficial Owners and Management.........       67

           Item 13        Certain Relationships and Related Transactions.........................       67

Part IV

           Item 14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......       67

Signatures.

** Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001

Item 1 -- Business
------------------

     Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. is a one-bank holding company registered under the Bank Holding Company Act of 1956. Its sole subsidiary is The Middlefield Banking Company, an Ohio-chartered commercial bank that began operations in 1901. The bank engages in a general commercial banking business in northeastern Ohio. Our principal executive offices are located at 15985 East High Street, Middlefield, Ohio 44062-9263, and our telephone number is (440) 632-1666.

     Middlefield became the holding company for The Middlefield Banking Company in 1988. The principal source of Middlefield's income and funds is earnings of and dividends paid by The Middlefield Banking Company. Middlefield's business currently is limited to acting as holding company for the bank. Middlefield currently does not plan to engage in any nonbanking activities, although it may do so as opportunities arise.

     The Middlefield Banking Company. The Middlefield Banking Company was chartered under Ohio law in 1901. The bank offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (NOW) accounts; money market accounts; time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans; safe deposit facilities, and travelers' checks. The bank offers online banking services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.

     Engaged in a general commercial banking business in northeastern Ohio, the bank offers commercial banking services principally to small and medium-sized businesses, professionals and small business owners, and retail customers. The bank has developed and continues to monitor and update a marketing program to attract and retain consumer accounts, and to offer banking services and facilities compatible with the needs of its customers.

     The bank's loan products include operational and working capital loans; loans to finance capital purchases; term business loans; residential construction loans; selected guaranteed or subsidized loan programs for small businesses; professional loans; residential mortgage and commercial mortgage loans, and consumer installment loans to purchase automobiles, boats, and for home improvement and other personal expenditures. Although the bank makes agricultural loans, it currently has no significant agricultural loans.

     Market Area. The Middlefield Banking Company's market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefitting from the area's proximity both to Cleveland and Akron, population and income levels have maintained steady growth over the years.

     Competition. The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs) and investing in technology to permit telephone, personal computer, and internet banking. While all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional "brand names," providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve. The Middlefield Banking Company seeks to take competitive advantage of its local orientation and community banking profile. It competes for loans principally through responsiveness to customers and its ability to communicate effectively with them and understand and address their needs. The bank competes for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. The bank seeks to provide high quality banking service to professionals and small and mid-sized businesses, as well as individuals, emphasizing quick and flexible responses to customer demands.

     Lending -- Loan Portfolio Composition and Activity. The Middlefield Banking Company makes residential mortgage and commercial mortgage loans, home equity loans, secured and unsecured consumer installment loans, commercial and industrial loans, and real estate construction loans for owner-occupied and rental properties. The bank's loan policy aspires to a loan composition mix consisting of approximately 60% to 70% residential real estate loans, 35% to 40% commercial loans, consumer loans of 5% to 15%, and credit card accounts of up to 5%.

     Although Ohio bank law imposes no material restrictions on the kinds of loans The Middlefield Banking Company may make, real estate-based lending has historically been the bank's primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank's real-estate secured loans are secured by real property in northeastern Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as The Middlefield Banking Company may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on The Middlefield Banking Company's lending. The Middlefield Banking Company can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The Middlefield Banking Company's internal policy is to maintain its credit exposure to any one borrower at less than $1.5 million, which is comfortably within the range of the bank's legal lending limit. As of December 31, 2001, the bank's 15%-of-capital limit on loans to a single borrower was approximately $3.0 million.

     The bank offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and Small Business Administration loans for qualified businesses. A substantial portion of the bank's commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The bank's consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

     The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2001, 2000, and 1999, along with a reconciliation to loans receivable, net.

                                         Loan Portfolio Composition at December 31,
                                 ------------------------------------------------------------
   (Dollars in thousands)               2001                 2000                 1999
                                 ------------------   ------------------   ------------------
                                  Amount    Percent    Amount    Percent    Amount    Percent
                                 --------   -------   --------   -------   --------   -------
Type of loan:
Commercial and industrial ....   $ 28,313     18.53%  $ 21,508     15.90%  $ 18,587     15.33%
Real estate construction .....      3,200      2.09      2,568      1.90      2,259      1.86
Mortgage:

                                         Loan Portfolio Composition at December 31,
                                 ------------------------------------------------------------
   (Dollars in thousands)               2001                 2000                 1999
                                 ------------------   ------------------   ------------------
                                  Amount    Percent    Amount    Percent    Amount    Percent
                                 --------   -------   --------   -------   --------   -------
     Residential .............    113,049     73.97    101,404     74.95     89,263     73.63
     Commercial ..............      3,388      2.22      4,809      3.55      6,919      5.71
Consumer installment .........      4,878      3.19      5,015      3.70      4,200      3.47
                                 --------   -------   --------   -------   --------   -------
Total loans ..................    152,828    100.00%   135,304    100.00%   121,228    100.00%
                                            =======              =======              =======
Less:
   Allowance for loan losses..      2,062                2,037                1,756
                                 --------             --------             --------
Net loans ....................   $150,766             $133,267             $119,472
                                 ========             ========             ========
Net loans as a percent of
total assets .................      76.20%               75.51%               72.18%
                                 ========             ========             ========

     The following table presents maturity information for t he loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

                                                     Loan Portfolio Maturity at December 31, 2001
                                  ---------------------------------------------------------------------------------

                                  Commercial and   Real Estate             Mortgage           Consumer      Total
                                    Industrial     Construction   ------------------------   Installment
    (Dollars in thousands)                                        Residential   Commercial
                                  --------------   ------------   -----------   ----------   -----------   --------
Amount due:
  In one year or less *........       $ 9,663         $2,484        $ 18,844      $1,296        $1,568     $ 33,855
  After one year through five
 years.........................        11,175            180          59,891       1,114         2,610       74,970
  After five years.............         7,475            536          34,314         978           700       44,003
                                      -------         ------        --------      ------        ------     --------
         Total amount due......       $28,313         $3,200        $113,049      $3,388        $4,878     $152,828
                                      =======         ======        ========      ======        ======     ========

* Loans due on demand and overdrafts are included in the amount due in one year or less. The Middlefield Banking Company has no loans without a stated schedule of repayment or a stated maturity.

     The following table shows the dollar amount of all loans due after December 31, 2002 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2002 that have floating or adjustable rates

               (Dollars in thousands)      Fixed Rates   Adjustable Rates     Total
                                           -----------   ----------------   ---------
     Commercial and industrial .........     $12,849         $ 5,801        $ 18,650
     Real estate construction ..........         538             178             716
     Mortgage:
              Residential ..............      36,899          57,306          94,205
              Commercial ...............       1,597             495           2,092
     Consumer installment ..............       3,310              --           3,310
                                             -------         -------        ---------
              Total ....................     $55,193         $63,780        $118,973
                                             =======         =======        =========

     Residential Mortgage Loans. A significant portion of the bank's lending consists of origination of conventional loans secured by 1-4 family real estate located in Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $113.0 million or 74.0% of the bank's total loan portfolio at December 31, 2001.

     The bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (the "loan-to-value" or "LTV" ratio) on 1-4 family real estate. The bank generally does not lend in excess of 80% of the appraised value or sales price (whichever is less) of the property unless additional collateral is obtained, thereby lowering the total LTV. The bank offers residential real estate loans with terms of up to 30 years.

     Before 1996, nearly all residential mortgage loans originated by the bank were written on a balloon-note basis. During 1996, the bank began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the bank began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 64.0% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2001 was adjustable rate. The bank's mortgage loans are ordinarily retained in the loan portfolio. The bank's residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.

     The bank's home equity loan policy generally allows for a loan of up to 85% of a property's appraised value, less the principal balance of the outstanding first mortgage loan. The bank's home equity loans generally have terms of 10 years.

     At December 31, 2001, residential mortgage loans of approximately $216,000 were over 90 days delinquent or nonaccruing on that date, representing .19% of the residential mortgage loan portfolio.

     Commercial and Industrial Loans and Commercial Real Estate Loans. The bank's commercial loan services include--

.. accounts receivable, inventory and   .  short-term notes
  working capital loans                .  selected guaranteed or subsidized loan
.. renewable operating lines of credit     programs for small businesses
.. loans to finance capital equipment   .  loans to professionals
.. term business loans                  .  commercial real estate loans

     Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Although the bank makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risks of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear somewhat more risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender's interest rate risk management and, in management's opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.

     Although a risk of nonpayment exists for all loans, certain specific types of risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate income sufficient to repay the loan. The bank's loan policy provides that commercial loan applications must be supported by documentation indicating that there will be cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns for at least three years must be submitted, and annual reviews are undertaken for loans of $1 million or more. The fair market value of collateral for collateralized commercial loans must exceed the bank's loan exposure. For this purpose fair market value is determined by independent appraisal or by the loan officer's estimate employing guidelines established by the loan policy. Term loans not secured by real estate generally have terms of five years or less, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and terms loans secured by collateral having a useful life exceeding five years may have longer terms. The bank's loan policy allows for terms of up to 15 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum loan-to-value ratio for commercial real estate loans is 75% of the appraised value or cost, whichever is less.

     Real estate is commonly a material component of collateral for the bank's loans, including commercial loans. Although the expected source of repayment of these loans is generally the operations of the borrower's business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.

     At December 31, 2001, commercial and commercial real estate loans totaled $
31.7 million, or 20.7% of the bank's total loan portfolio. There were commercial and commercial real estate loans of approximately $57,000 that were over 90 days delinquent or nonaccruing on that date, representing .18% of the commercial and commercial real estate loan portfolio.

     Real Estate Construction. The Middlefield Banking Company originates several different types of loans that it categorizes as construction loans, including--

     . residential construction loans to borrowers who will occupy the premises upon completion of construction,
     .    residential construction loans to builders,
     .    commercial construction loans, and
     .    real estate acquisition and development loans.

     Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The bank's fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the bank to make residential construction loans without an existing written commitment for permanent financing. The bank's loan policy provides that the bank may make construction loans with terms of up to one year, with a maximum loan-to-value ratio for residential construction of 80%.

     At December 31, 2001, real estate construction loans totaled $3.2 million, or 2.1% of the bank's total loan portfolio. There were no real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing.

     Consumer Installment Loans. The bank's consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The bank does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The bank maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.

     According to the bank's loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to two and one-half years. Real estate security generally is required for consumer loans having terms exceeding five years.

     At December 31, 2001, the bank had approximately $4.9 million in its consumer installment loan portfolio, representing 3.2% of total loans. Consumer installment loans of approximately $20,000 were over 90 days delinquent or nonaccruing on that date, representing .4% of the installment loan portfolio.

     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by bank personnel and walk-in customers.

     When a loan request is made, the bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The bank's underwriting guidelines are set by senior management and approved by the board. The loan policy specifies each individual officer's loan approval authority, including residential mortgage loans up to $200,000 for the Executive Vice President and the Senior Retail Lender, and secured commercial loans up to $150,000 for the Executive Vice President and the Senior Commercial Lender. Loans exceeding an individual officer's approval authority are submitted to a committee consisting of loan officers, which has authority to approve loans up to $250,000. The full board acts as a loan committee for loans exceeding that amount.

     Income from Lending Activities. The bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The bank also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements included herein contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.

     Nonperforming Loans. Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the bank's attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The bank also collects late charges on commercial loans.

     When the bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

     The bank undertakes regular review of the loan portfolio to assess its risks, particularly the risks associated with the commercial loan portfolio. This includes annual review of every commercial loan representing credit exposure of $150,000 or more. An independent certified public accounting firm performs semi-annual loan reviews for the bank.

     Classified Assets. FDIC regulations governing classification of assets require nonmember commercial banks -- including The Middlefield Banking Company -- to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection of principal in full -- on the basis of currently existing facts, conditions, and values -- highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the bank to risk sufficient to warrant classification in one of the above categories, but that possess some weakness, are required to be designated "special mention" by management.

     When an insured institution classifies assets as either "substandard" or "doubtful," it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution's determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2001, 2000, and 1999 classified assets were as follows:

                                               Classified Assets at December 31,
                             ------------------------------------------------------------------

                                     2001                   2000                   1999
                             --------------------   --------------------   --------------------

                                      Percent of             Percent of             Percent of
(Dollars in thousands)       Amount   total loans   Amount   total loans   Amount   total loans
                             ------   -----------   ------   -----------   ------   -----------
Classified loans:
   Special mention .......   $4,254      $2.78%     $4,663      3.45%      $2,353      1.94%
   Substandard ...........    2,067       1.35%      1,784      1.32%       1,445      1.19%
   Doubtful ..............      290        .19%        188      0.14%         310      0.26%
   Loss ..................       --         --%         --        --%          --        --%
                             ------      -----      ------      ----       ------      ----
         Total ...........   $6,611      $4.33%     $6,635      4.91%      $4,108      3.39%
                             ======      =====      ======      ====       ======      ====

     Investments. Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. The bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio bank law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Similar to the legal lending limit on loans to any one borrower, Ohio bank law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These Ohio bank law provisions have not been a material constraint upon the bank's investment activities.

     All securities-related activity is reported to the bank's board of directors. General changes in investment strategy are required to be reviewed and approved by the board. Senior management can purchase and sell securities in accordance with the bank's stated investment policy.

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the bank has the ability at the time of purchase to hold a security until maturity or on a long-term basis, the security is classified as held-to-maturity and is reflected on the balance sheet at historical cost. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. Available-for-sale securities are reflected on the balance sheet at their market value.

     The following table sets forth the amortized cost and estimated market value of the bank's investment portfolio at the dates indicated.

                                   Investment Portfolio Amortized Cost and Estimated Value at December 31,
                                   -----------------------------------------------------------------------
                                                                   2001
                                   -----------------------------------------------------------------------

                                                       Gross        Gross
   (Dollars in thousands)                 Amortizd   unrealized   unrealized    Estimated
                                            cost       gains       losses      market value
                                          --------   ----------   ----------   ------------
Available for Sale:
U.S. Treasury securities ............      $    --      $ --         $ --        $    --
U.S. Government agency
 securities .........................        2,153        60           --          2,213
Obligations of states and
political subdivisions:
  Taxable ...........................        1,411        17           (3)         1,425
  Tax-exempt ........................        5,822       108          (15)         5,915
Corporate securities ................          550        26           --            576
Mortgage-backed securities ..........       11,041        70          (60)        11,051
                                           -------      ----         ----        -------
          Total .....................      $20,977      $281         $(78)       $21,180
                                           -------      ----         ----        -------

Held to Maturity:
U.S. Government agency
 securities .........................      $    --      $ --         $ --        $    --
Obligations of states and
political subdivisions:
  Taxable ...........................        2,255        58           --          2,313
  Tax-exempt ........................        5,562       120           --          5,682
Corporate securities ................        2,213        60           --          2,273
Mortgage-backed securities ..........          199         5           --            204
                                           -------      ----         ----        -------
          Total .....................      $10,229      $243         $ --        $10,472
                                           -------      ----         ----        -------
Total Investment Securities .........      $31,206      $524         $(78)       $31,652
                                           =======      ====         ====        =======

                                              Investment Portfolio Amortized Cost and Estimated Value at December 31,
                                 -------------------------------------------------------------------------------------------------
                                                   2000                                                1999
                                 -----------------------------------------------   -----------------------------------------------

                                                Gross        Gross     Estimated                 Gross        Gross      Estimated
   (Dollars in thousands)        Amortized   unrealized   unrealized    market     Amortized   unrealized   unrealized    market
                                   cost         gains       losses       value       cost        gains        losses       value
                                 ---------   ----------   ----------   ---------   ---------   ----------   ----------   ---------
Available for Sale:
U.S. Treasury securities......    $    --      $ --          $ --      $    --      $   500         $--         $  --     $   500
U.S. Government agency
 securities ..................      3,990        71            (1)       4,060        3,985          --           (45)      3,940
Obligations of states and
political subdivisions:
  Taxable ....................      1,458        12            (3)       1,467          957           6           (14)        949
  Tax-exempt .................      3,685        42           (17)       3,710        3,550           5           (71)      3,484
Corporate securities .........        701         3            (3)         701          952          --           (18)        934
Mortgage-backed securities ...      1,898        30            --        1,928           --          --            --          --
                                  -------      -----          ---       ------      -------         ---          ----     -------
          Total ..............    $11,732      $158          $(24)     $11,866      $ 9,944         $11         $(148)    $ 9,807
                                  -------      -----          ---       ------      -------         ---          ----     -------
Held to Maturity:
U.S. Government agency
 securities ..................    $ 1,900      $ --          $ (9)     $ 1,891      $ 3,031         $--         $ (72)    $ 2,959
Obligations of states and
political subdivisions:
  Taxable ....................      3,723        18           (20)       3,721        3,994           3           (90)       3907
  Tax-exempt .................      7,481        26            (7)       7,500        9,275          18           (58)      9,235
Corporate securities .........      4,525         8           (19)       4,514        5,721           1           (94)      5,619
Mortgage-backed securities ...        313         2            --          315           --          --            --          --
                                  -------      -----          ---       ------      -------         ---          ----     -------
          Total ..............    $17,942      $ 54          $(55)     $17,941      $22,012         $22         $(314)    $21,720
                                  -------      -----          ---       ------      -------         ---          ----     -------
Total Investment Securities...    $29,674      $212          $(79)     $29,807      $31,956         $33         $(462)    $31,527
                                  =======      ====          ====      =======      =======         ===         =====     =======

     The contractual maturity of investment securities at December 31, 2001 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                December 31, 2001
                                 ------------------------------------------------------------------------------
                                  One year or less    More than one to five years   More than five to ten years
                                 ------------------   ---------------------------   ---------------------------
                                 Carrying   Average   Carrying                      Carrying
                                  value      yield     value      Average yield       value     Average yield
                                 --------   -------   --------   ----------------   --------   ----------------
U.S. Government agency
securities ...................    $   --      --%     $ 1,708         5.90%             --             --%
Obligations of states and
political subdivisions:
   Taxable ...................     1,639     5.70       2,042         5.75              --             --
   Tax-exempt ................     4,236     5.10       6,262         4.42             878           5.20
Corporate securities .........       905     6.80       1,884         6.65              --             --
Mortgage-backed securities ...        --       --         647         5.13              --             --
                                  ------              -------                         ----
Total ........................    $6,780     5.47%    $12,543         5.21%           $878           5.20%
                                  ======     ====     =======         ====            ====           ====

                                                              December 31, 2001
                                     ----------------------------------------------------------------
                                      More than ten years   Total investment securities and mortgage-
                                                                       backed securities
                                     --------------------   -----------------------------------------
                                     Carrying    Average    Carrying
                                      value       yield       value    Average yield    Market value
                                     --------   ---------   --------   -------------   --------------
U.S. Government agency
securities .......................    $   506     7.07%      $ 2,214       6.17%          $ 2,213
Obligations of states and
political subdivisions:
   Taxable .......................         --       --         3,681       4.75             3,738
   Tax-exempt ....................        100     6.50        11,476       5.73            11,597
Corporate securities .............         --       --         2,789       6.70             2,850
Mortgage-backed securities .......     10,602     6.06        11,249       6.00            11,254
                                      -------                -------                      -------
Total ............................    $11,208     6.11%      $31,409       5.83%          $31,652
                                      =======     ====       =======       ====           =======

     As of December 31, 2001, the bank also held 10,560 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which are restricted securities. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The bank's minimum investment in FHLB stock at December 31, 2001 was approximately $1,056,000.

     Sources of Funds -- Deposit Accounts. Deposit accounts are a major source of funds for the bank. The bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. The bank also provides travelers' checks, official checks, money orders, ATM services, and IRA accounts.

     The following table shows the amount of time deposits of $100,000 or more as of December 31, 2001, including certificates of deposit, by time remaining until maturity.

              (Dollars in thousands)        Maturity of Time Deposits of $100,000 or
                                                   More at December 31, 2001
                                            ----------------------------------------
     Time Remaining to Maturity                 Amount           Percent of Total
     ------------------------------------   ----------------     -------------------
     Three months or less ...............       $ 3,337                  21%
     Over three through 12 months .......         4,632                  29
     Over 12 months .....................         7,897                  50
                                                -------                 ---
          Total .........................       $15,866                 100%
                                                =======                 ===

     Borrowings. Deposits and repayment of loan principal are the bank's primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the FHLB of Cincinnati. In addition to borrowing from the FHLB on a term-loan basis, the bank has a line of credit with the FHLB that allows the bank to borrow in an amount up to 10.0 % of the bank's total assets. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2001, the bank had $9.3 million of FHLB borrowings outstanding. Middlefield also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

     The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase and federal funds purchased, are summarized as follows:

                                                    2001        2000         1999
                                                  --------   ----------   ----------
     Balance at year end ......................   $660,678   $  543,222   $2,507,670
     Average balance outstanding ..............    637,106    1,059,042      143,438
     Maximum month-end balance ................    833,008    3,581,491    2,507,670
     Weighted-average rate at year end ........       0.79%        5.43%        4.75%
     Weighted average rate during the year ....       2.42%        6.05%        5.87%

     Personnel. As of December 31, 2001 Middlefield and the bank had 66 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

Supervision and Regulation

     The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of Middlefield and the bank.

     Middlefield is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, Middlefield is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. Middlefield is required to file annual reports and other information with the Federal Reserve. The Middlefield Banking Company is an Ohio-chartered commercial bank. As a state-chartered, nonmember bank, the bank is primarily regulated by the FDIC and by the Ohio Division of Financial Institutions.

     Middlefield and the bank are subject to federal banking laws, and the bank is subject also to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The bank is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The bank must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution's earning assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 expanded significantly the authority of federal agencies to regulate the activities of federally chartered and state-chartered financial institutions and their holding companies. The Federal Reserve Board and the FDIC have extensive authority to prevent and to remedy unsafe and unsound practices and violations of applicable laws and regulations by institutions and holding companies. The agencies may assess civil money penalties, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose those actions. In addition, the Ohio Division of Financial Institutions possesses enforcement powers to address violations of Ohio banking law by Ohio-chartered banks.

     Regulation of Bank Holding Companies -- Bank and Bank Holding Company Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before --

     . directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),

     .    acquiring all or substantially all of the assets of another bank, or

     .    merging or consolidating with another bank holding company.

     The Federal Reserve will not approve an acquisition, merger, or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in satisfying the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in its review of acquisitions and mergers.

     Additionally, the Bank Holding Company Act, the Change in Bank Control Act and the Federal Reserve Board's Regulation Y require advance approval of the Federal Reserve to acquire "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as Middlefield does, or if no other person owns a greater percentage of the class of voting securities, control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Approval of the Ohio Division of Financial Institutions is also necessary to acquire control of an Ohio-chartered bank.

     Nonbanking Activities. With some exceptions, the Bank Holding Company Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public -- such as greater convenience, increased competition, or gains in efficiency in resources -- that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

     Financial Holding Companies. On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing much of the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "financial holding company." Financial holding companies may engage in any activity that is --

     .    financial in nature or incidental to that financial activity, or

     . complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Activities that are financial in nature include--

     .    acting as principal, agent, or broker for insurance,

     .    underwriting, dealing in, or making a market in securities, and

     .    providing financial and investment advice.

     The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. A bank holding company cannot be a financial holding company unless it satisfies the following criteria:

     1) all of the depository institution subsidiaries must be well capitalized and well managed,

     2) the holding company must file with the Federal Reserve a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Gramm-Leach-Bliley Act, and

     3) all of the depository institution subsidiaries must have a Community Reinvestment Act rating of "satisfactory" or better.

     Middlefield is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Although Middlefield has become a financial holding company, Middlefield has no immediate plans to use the expanded authority to engage in activities other than those in which it is currently engaged.

     Holding Company Capital and Source of Strength. The Federal Reserve considers the adequacy of a bank holding company's capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. In general, bank holding companies are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and Tier 1 capital -- consisting principally of stockholders' equity -- of at least 4%. Bank holding companies are also subject to a leverage ratio requirement. The minimum required leverage ratio for the very highest rated companies is 3%, but as a practical matter the minimum required leverage ratio for most bank holding companies is 4% or higher. It is also Federal Reserve Board policy that bank holding companies serve as a source of strength for their subsidiary banking institutions.

     Under Bank Holding Company Act section 5(e), the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve Board determines that the activity or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank. And with the Federal Deposit Insurance Corporation Improvement Act of 1991's addition of the prompt corrective action provisions to the Federal Deposit Insurance Act, section 38(f)(2)(I) of the Federal Deposit Insurance Act now provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank's financial condition and prospects.

     Federal Deposit Insurance. The FDIC insures deposits of banks, savings banks, and savings associations, and it safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund. Deposits in savings associations are insured through the Savings Association Insurance Fund.

     As an FDIC member institution, deposits in the bank are insured to a maximum of $100,000 per depositor. The banks are required to pay semiannual deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. The premium range is currently from $0.00 for the highest-rated institutions to $0.27 per $100 of domestic deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Interstate Banking and Branching. In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act eased restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application by an adequately capitalized and adequately managed bank holding company to acquire a bank located in a state other than the acquiring company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve acquisition of a bank that has not been in existence for the minimum time period (up to five years) specified by the statutory law of the acquired, or "target," bank's state. The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company if the limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

     Branching between states may be accomplished by merging commonly controlled banks located in different states into one legal entity. Branching may also be accomplished by establishing de novo branches or acquiring branches in another state. Under section 24(j) of the Federal Deposit Insurance Act, a branch of a bank operating out-of-state -- in a "host state" -- is subject to the law of the host state regarding community reinvestment, fair lending, consumer protection, and establishment of branches. The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state-chartered banks solely in states that specifically allow it. Ohio bank law allows de novo branching in Ohio by an out-of-state bank. The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to satisfy the credit needs of the communities served by the out-of-state bank.

     Capital -- Risk-Based Capital Requirements. The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of "brokered deposits."

     In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories, each with an assigned weighting (0%, 20%, 50% and 100%). Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet item being converted to a balance sheet equivalent according to established "conversion factors." From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios established by guideline are minimums only.

     Current risk-based capital guidelines require bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes stockholders' equity, qualifying perpetual preferred stock (within limits and subject to conditions, particularly if the preferred stock is cumulative preferred stock), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, identified losses, investments in securities subsidiaries, and certain other assets. Tier 2 capital includes --

     . the allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets,

     . any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital,

     .    mandatory convertible securities, and

     . subordinated debt and intermediate term preferred stock, up to 50% of Tier 1 capital.

     The FDIC also employs a market risk component in its calculation of capital requirements for nonmember banks. The market risk component could require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The FDIC's evaluation of an institution's capital adequacy takes account of a variety of other factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution's earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities, and a variety of other factors.

     Accordingly, the FDIC's final supervisory judgment concerning an institution's capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution's risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk. Moreover, although the FDIC does not impose explicit capital requirements on holding companies of institutions regulated by the FDIC, the FDIC can take account of the degree of leverage and risks at the holding company level. If the FDIC determines that the holding company (or another affiliate of the institution regulated by the FDIC) has an excessive degree of leverage or is subject to inordinate risks, the FDIC may require the subsidiary institution(s) to maintain additional capital or the FDIC may impose limitations on the subsidiary institution's ability to support its weaker affiliates or holding company.

     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2001, the bank was in compliance with all regulatory capital requirements.

     Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as "prompt corrective action." Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A financial institution's operations can be significantly affected by its capital classification. For example, an institution that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution's capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

     The following table illustrates the capital and prompt corrective action guidelines applicable to the bank, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2001.

                                       At December 31, 2001   Minimum Necessary to be   Minimum Necessary to be
                                                                 Well Capitalized        Adequately Capitalized
                                       --------------------   -----------------------   -----------------------
Total Risk-Based Capital Ratio......         17.82%                    10.00%                      8.00%
Tier 1 Risk-Based Capital Ratio.....         16.56%                     6.00%                      4.00%
Leverage Ratio......................          9.94%                     5.00%                      4.00%

     Limits on Dividends and Other Payments. Middlefield's ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the bank. Under Ohio bank law, an Ohio-chartered bank may not pay a cash dividend if the amount of the dividend exceeds "undivided profits," which is defined in Ohio bank law to mean the cumulative undistributed amount of the bank's net income. But with the approval of two thirds of the outstanding shares and approval of the superintendent of the Division of Financial Institutions, an Ohio-chartered bank may pay cash dividends from surplus. Lastly, approval of the superintendent is also required if the total of all dividends and distributions declared on the bank's shares in any year exceeds the total of the bank's net income for the year plus retained net income for the two preceding years.

     State-chartered banks' ability to pay dividends may be affected by capital maintenance requirements of their primary federal bank regulatory agency as well. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

     A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization's net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition.

     Transactions with Affiliates. Although the bank is not a member bank of the Federal Reserve System, it is required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act -- pertaining to transactions with affiliates -- as if it were a member bank. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act --

     . limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution's capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

     . impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,

     . impose restrictions on the use of a holding company's stock as collateral for loans by the subsidiary bank, and

     . require that affiliate transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.

     The bank's authority to extend credit to insiders -- meaning executive officers, directors and greater than 10% stockholders -- or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank's capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the bank's unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any "interested" director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children's education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions.

     Community Reinvestment Act. Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation -- consistent with safe and sound operation -- to address the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions' CRA performance. The CRA also requires that an institution's CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance.

     Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. Over the 25 years that the CRA has existed, and particularly in the last decade, institutions have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.

     A bank holding company cannot elect to be a "financial holding company" -- with the expanded securities, insurance and other powers that designation entails -- unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or less will be subject to CRA examinations no more frequently than every 5 years if its most recent CRA rating was "outstanding," or every 4 years if its rating was "satisfactory." Following a CRA examination as of August 10, 1999, the bank received a rating of "Outstanding." Lastly, the Gramm-Leach-Bliley Act requires public disclosure of private CRA agreements entered into between banking organizations and other parties, and annual reporting by banking organizations of actions taken under the private CRA agreements. This last provision of the Gramm-Leach-Bliley Act addresses the increasingly common practice whereby a bank or holding company undertaking acquisition of another bank or holding company enters into an agreement with parties who might otherwise file with bank regulators a CRA protest of the acquisition. The details of these agreements have not been universally disclosed by acquiring institutions in the past.

     Federal Home Loan Banks. The Federal Home Loan Banks serve as credit sources for their members. As a member of the FHLB of Cincinnati, The Middlefield Banking Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its and the amount of loans, or "advances," from the FHLB. The bank is in compliance with this requirement, with an investment in FHLB stock of $1,070,600 at December 31, 2001.

     Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers.

     State Banking Regulation. As an Ohio-chartered bank, the bank is subject to regular examination by the Ohio Division of Financial Institutions. State banking regulation affects the internal organization of the bank as well as its savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution's activities that are in addition to limitations imposed under federal banking law. The Ohio Division of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist it may take possession and control of an Ohio-chartered bank.

     Monetary Policy. The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is regulation of aggregate national credit and money supply. The Federal Reserve Board accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions' loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve Board monetary policy has had a significant effect on the operating results of financial institutions in the past, and it can be expected to influence operating results in the future.

Risk Factors

     Our market is very competitive. We face competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. We face additional competition for deposits from non-depository institutions such as mutual funds, securities and brokerage firms, and insurance companies.

     Competition among financial institutions and other financial service organizations is increasing with the continuing consolidation of the financial services industry. Additionally, legislative and regulatory changes could affect competition. Congress' elimination in 1994 of many restrictions on interstate branching could increase competition from large banks headquartered outside of northeastern Ohio. Congress' repeal in late 1999 of much of the Glass-Steagall Act (which had separated the commercial and investment banking industries) and elimination of the barriers between the banking and insurance industries might make competition even more intense. Because of our smaller size, we may have less opportunity to take advantage of the flexibility offered by that new legislation.

     The bank does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio market in which The Middlefield Banking Company operates has a high concentration of financial institutions. Many of the financial institutions operating in our market are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. More geographically diversified than The Middlefield Banking Company, they are therefore less vulnerable to adverse changes in our local economy. And many of these institutions offer services that we do not or cannot provide. For example, the larger competitors' greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities than The Middlefield Banking Company can provide. Likewise, some of the competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which The Middlefield Banking Company is subject. Because The Middlefield Banking Company is smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. The Middlefield Banking Company accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.

     The business of banking is changing rapidly with changes in technology, which poses financial and technological challenges to small and mid-sized institutions. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Financial institutions' success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of The Middlefield Banking Company's competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than The Middlefield Banking Company, or to provide products and services that The Middlefield Banking Company is not able to provide economically. We cannot assure you that we will be able to develop and implement new technology-driven products or services or that we will be successful in marketing these products or services to customers.

     Because of the demand for technology-driven products, banks rely increasingly on unaffiliated vendors to provide data processing services and other core banking functions. The use of technology-related products, services, delivery channels, and processes exposes banks to various risks, particularly transaction, strategic, reputation, and compliance risk. We cannot assure you that we will be able to successfully manage the risks associated with our dependence on technology.

     The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not stockholders. Middlefield Banc Corp. and The Middlefield Banking Company are and will remain subject to extensive state and federal government supervision and regulation. Affecting many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which our services can be offered, and numerous other matters, state and federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance funds administered by the FDIC. Protection of stockholders is not a goal of banking regulation.

     Applicable statutes, regulations, agency and court interpretations, and agency enforcement policies have undergone significant changes, some retroactively applied, and could change significantly again. Changes in applicable laws and regulatory policies could adversely affect the banking industry generally or Middlefield and The Middlefield Banking Company in particular. The burdens of federal and state banking regulation could place banks in general at a competitive disadvantage compared to less regulated competitors. We give you no assurance that we will be able to adapt successfully to industry changes caused by governmental actions.

     Federal and state banking agencies require banks and bank holding companies to maintain capital. Failure to maintain adequate capital or to comply with applicable laws, regulations, and supervisory agreements could subject a bank or bank holding company to federal or state enforcement actions, including termination of deposit insurance, imposition of fines and civil penalties, and, in the most severe cases, appointment of a conservator or receiver for a depositary institution.

     Success in the banking industry requires disciplined management of lending risks. There are many risks in the business of lending, including risks associated with the duration over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and risks resulting from changes in the value of loan collateral. We maintain an allowance for loan losses based on historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality, among other things. Our judgment about the adequacy of the loan loss allowance is based on assumptions that we believe are reasonable but that might nevertheless prove to be incorrect. We can give you no assurance that the allowance will be sufficient to absorb future charge-offs. Additions to the loan loss allowance could occur, which would decrease net income and capital.

     Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans -- or credit risk -- is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank's net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. In the early 1990s, many banking organizations experienced historically high interest rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings. Since then, however, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressures. It has become increasingly difficult for depository institutions to maintain deposit growth at the same rate as loan growth. Under these circumstances, to maintain deposit growth an institution might have to offer more attractive deposit terms, further narrowing the institution's interest rate spread. Middlefield cannot assure you that interest rate spreads will not narrow even more or that higher interest rate spreads will return.

     Banks manage interest rate risk exposure by closely monitoring assets and liabilities, altering from time to time the mix and maturity of loans, investments, and funding sources. Changes in interest rates could result in an increase in higher-cost deposit products within a bank's existing portfolio, as well as a flow of funds away from bank accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) if the bank does not pay competitive interest rates. The percentage of household financial assets held in the form of deposits is shrinking. Banking customers are investing a growing portion of their financial assets in stocks, bonds, mutual funds, and retirement accounts. Changes in interest rates also affect the volume of loans originated, as well as the value of loans and other interest-earning assets, including investment securities.

     An economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern Ohio, particularly Geauga, Portage, Trumbull and Ashtabula Counties. A high percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area's economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

     Middlefield common stock is very thinly traded, and it is therefore susceptible to wide price swings. Middlefield's common stock is not traded or authorized for quotation on any exchanges or on Nasdaq. However, bid prices for Middlefield common stock appear from time to time in the pink sheets under the symbol "MBCN." The "pink sheets" is a static paper quotation service for over-the-counter securities that is printed weekly and distributed by the National Quotation Bureau, LLC to broker-dealers. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or Nasdaq. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of Middlefield common stock, matching interested buyers and sellers.

     We currently do not intend to seek listing of the common stock on a securities exchange and we do not intend to seek authorization for trading of the shares on Nasdaq. Even if we successfully list the common stock on a securities exchange or obtain Nasdaq trading authorization, we nevertheless could not assure you that an organized public market for the securities will develop or that there will be any private demand for the common stock. We could also fail subsequently to satisfy the standards for continued exchange listing or Nasdaq trading, such as standards having to do with the minimum number of public shareholders or the aggregate market value of publicly held shares.

     A stock that is not listed on a securities exchange or authorized for Nasdaq trading might not be accepted as collateral for loans. If accepted as collateral, the stock's value could nevertheless be substantially discounted. Consequently, investors should regard the common stock as a long-term investment and should be prepared to bear the economic risk of an investment in the common stock for an indefinite period. Investors who need or desire to dispose of all or a part of their investments in the common stock might not be able to do so except by private, direct negotiations with third parties.

     Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for Middlefield. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to Middlefield. As of December 31, 2001 the bank could have declared dividends of approximately $2.5 million to Middlefield without having to obtain advance regulatory approval. We cannot assure you that the bank's profitability will continue to allow it to pay dividends to Middlefield, and we therefore cannot assure you that Middlefield will be able to continue paying regular, quarterly cash dividends.

     We could incur liabilities under federal and state environmental laws if we foreclose on commercial properties. A high percentage of the bank's loans are secured by real estate. Although the vast majority of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on. The bank currently does not own any property acquired by foreclosure. However, the bank has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, the bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, they might not be financially solvent or they might be unable to bear the full cost of clean up. Regardless of whether it forecloses on property, it is also possible that a lender exercising unusual influence over a borrower's commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.

     Middlefield does not have acquisition experience. Many financial institutions and holding companies achieve growth through mergers and acquisitions. Although Middlefield has never undertaken acquisition of another institution, from time to time Middlefield explores potential acquisitions. Management holds informal discussions about possible acquisitions of other institutions with some frequency, as it believes management of many institutions do. In the vast majority of cases, however, those discussions never progress beyond the most preliminary or exploratory stages. Sometimes preliminary discussions do progress beyond that point, but for one reason or another they nevertheless do not progress to the point of negotiating terms of an acquisition. Discussions of this sort have become routine among financial institutions both large and small. Investors may generally assume that these discussions have occurred and will occur again, but Middlefield cautions investors not to assume that discussions will actually lead to an acquisition by Middlefield, although that could occur.

     There are risks associated with assessing the values, strengths, weaknesses, and profitability of acquisition candidates, including adverse short-term effects of acquisitions on operating results, diversion of management's attention, dependence on retaining key personnel, and risks associated with unanticipated problems. An acquisition's success depends in part on the acquiror's ability to integrate the operations of the acquired institution or assets and capitalize on synergies for cost savings. Without experience integrating acquired companies, Middlefield therefore would face greater risk that acquisition costs will exceed projections and that the benefits will be less than projected or harder to attain.

Item 2 -- Properties
--------------------

     The bank's offices are:

  Location                         County   Owned/Leased   Other Information
  ----------------------------    -------   ------------   -----------------

  Main Office:
  15985 East High Street           Geauga      owned
  Middlefield, Ohio 44062-1666

  Branches:
  West Branch                      Geauga      owned
  15545 West High Street
  Middlefield, Ohio

  Garrettsville Branch
  8058 State Street               Portage      owned
  Garrettsville, Ohio

  Location                       County    Owned/Leased               Other Information
  ----------------------------   -------   ------------   ------------------------------------------
  Mantua Branch                  Portage       leased     three-year lease renewed in November 2001,
  10519 South Main Street                                 with option to renew for seven additional
  Mantua, Ohio                                            consecutive three-year terms

  Chardon Branch                 Geauga        owned      opened in September, 2001
  348 Center Street
  Chardon, Ohio

     At December 31, 2001 the net book value of the bank's investment in premises and equipment totaled $6.2 million.

     The bank's electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

Item 3 -- Legal Proceedings
---------------------------

     From time to time the bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Middlefield or the bank, either individually or in the aggregate.

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of Middlefield Banc Corp.'s security holders during the fourth quarter of 2001.

                                     Part II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

    Middlefield had approximately 577 Stockholders of record as of March 1, 2002. There is no established market for Middlefield common stock. The stock is traded very infrequently. Bid prices are quoted from time to time on the National Quotation Bureau's "pink sheets" under the symbol "MBCN." The following table shows the high and low bid prices of and cash dividends paid on Middlefield common stock in 2000 and 2001, adjusted for stock splits and stock dividends. This information does not reflect retail mark-up, mark-down or commissions, and does not necessarily represent actual transactions.

                                                             Cash
                                                           dividends
                                     High bid    Low bid   per share
                                     --------    -------   ---------

     2001:
        First Quarter............      $28.500   $24.000      $0.140
        Second Quarter...........      $28.500   $27.500      $0.140
        Third Quarter............      $27.500   $23.250      $0.140
        Fourth Quarter...........      $25.500   $24.000      $0.280

     2000:
        First Quarter............      $31.000   $30.000      $0.100
        Second Quarter...........      $32.500   $31.000      $0.110
        Third Quarter............      $31.000   $19.625      $0.115
        Fourth Quarter...........      $25.000   $24.000      $0.215

     Because Middlefield is dependent on its bank subsidiary for earnings and funds necessary to pay dividends, the ability of Middlefield to pay dividends to its stockholders is subject to bank regulatory restrictions.

Item 6 -- Selected Financial Data
---------------------------------

     The summary financial information to follow is not a substitute for Middlefield's historical financial information and other detailed financial information we provide elsewhere in this document. You should read the summary financial information together with the historical financial information and other detailed financial information we provide elsewhere in this document. We derived the financial data from Middlefield's audited financial statements for the fiscal years ended December 31, 1997 through 2001.

                                                                            As of or For the Years Ended December 31,
                                                                   --------------------------------------------------------------
(In thousands, except share and per share amounts and ratios)         2001         2000         1999         1998        1997
                                                                   ----------   ----------   ----------   ----------   ----------
Income Statement Data:
Interest income............................................        $   13,707   $   12,770   $   11,449   $   10,901   $   10,600
Interest expense...........................................             6,748        5,910        5,048        5,085        5,084
                                                                   ----------   ----------   ----------   ----------   ----------

Net interest income........................................             6,959        6,860        6,400        5,817        5,516
Provision for loan losses..................................               170          275          296          270          200
                                                                   ----------   ----------   ----------   ----------   ----------

Net interest income after provision for loan losses........             6,789        6,585        6,104        5,547        5,316
Noninterest income, including securities gains (losses)....             1,194          983          804          599          546
Noninterest expense........................................             4,741        4,409        4,254        3,825        3,493
                                                                   ----------   ----------   ----------   ----------   ----------

Income before income taxes.................................             3,242        3,159        2,654        2,321        2,369
Income taxes...............................................               967          923          735          630          624
                                                                   ----------   ----------   ----------   ----------   ----------
         Net income........................................        $    2,271   $    2,237   $    1,920   $    1,690   $    1,745
                                                                   ==========   ==========   ==========   ==========   ==========
Balance Sheet Data:
Investment securities......................................        $   31,409   $   29,811   $   31,818   $   36,656   $   38,460
Loans, net.................................................        $  152,828   $  133,267   $  119,472   $  102,728   $   88,320
Total deposits.............................................        $  167,383   $  147,166   $  135,094   $  128,828   $  121,482
FHLB Cincinnati advances...................................        $    9,301   $    9,862   $    9,602   $    9,576   $    4,849
Total stockholders' equity.................................        $   19,791   $   18,243   $   17,689   $   16,657   $   15,465
Total assets...............................................        $  197,862   $  176,489   $  165,512   $  155,558   $  142,276

Per Common Share Data: /(1)/
Basic net income...........................................        $     2.06   $     2.02   $     1.68   $     1.47   $     1.52
Diluted net income.........................................        $     2.06   $     2.02   $     1.68          N/A          N/A
Book value.................................................        $    17.94   $    16.54   $    15.49   $    14.50   $    13.46

Weighted Average Number of Shares:
Basic......................................................         1,102,954    1,105,972    1,145,250    1,148,676    1,148,676
Diluted....................................................         1,104,100    1,105,972    1,145,250          N/A          N/A

Selected Ratios:
Return on average total stockholders' equity...............             11.89%       12.83%       11.17%       10.43%       11.79%
Return on average total assets.............................              1.22%        1.31%        1.21%        1.15%        1.26%
Dividend payout ratio......................................             33.94%       26.61%       29.82%       29.53%       24.98%
Efficiency ratio /(2)/.....................................             58.16%       56.21%       59.05%       59.62%       57.62%

Asset Quality Ratios:
Reserve for loan losses to ending total loans..............              1.35%        1.51%        1.45%        1.48%        1.49%
Net loan charge-offs to average loans......................              0.10%          --%        0.07%        0.07%          --%

Capital Ratios:
Average stockholders' equity to average assets.............             10.24%       10.20%       10.83%       11.04%       10.72%

(In thousands, except share and per share amounts and ratios)                  As of or For the Years Ended December 31,
                                                                   --------------------------------------------------------------
Leverage ratio /(3)/.......................................              9.94%       10.32%       10.93%       11.35%       10.80%
Total risk-based capital ratio /(3)/.......................             17.82%       17.75%       18.39%       18.37%       18.54%

     (1) Per share amounts are adjusted for a 10% stock dividend paid in 1998 and 1997 and a 2-for-1 stock split in 2000.
     (2) Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income minus nonrecurring items.
     (3)  Computed in accordance with Federal Reserve Board and FDIC guidelines.

     The following table shows quarterly results of operations for 2001 and 2000.

                                          2001 Quarters                           2000 Quarters
                               ------------------------------------   ---------------------------------

(In thousands, except          Fourth    Third    Second    First     Fourth   Third    Second   First
per share data)
                               -------   ------   -------   -------   ------   ------   ------   ------
Interest income...........      3,534    3,508     3,463     3,299    $3,310   $3,269   $3,141   $3,050
Net interest income.......      1,898    1,777     1,737     1,644     1,709    1,726    1,732    1,693
Provision for loan
   losses.................         45       45        41        39        50       75       75       75
Income before income
   taxes .................        793      948       727       773       757      826      784      793
Net income................        582      660       491       557       556      572      552      557
Basic earnings per
   common share /(1)/.....       0.53     0.60      0.45      0.49      0.50     0.52     0.50     0.50
Diluted earnings per
   common share /(1)/.....       0.53     0.60      0.44      0.49      0.50     0.52     0.50     0.50

     (1)  Per share amounts are adjusted for a 2-for-1 stock split in 2000.

Item 7 -- Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
          Results of Operations
          ---------------------

Overview

     The consolidated review and analysis of Middlefield Banc Corp. is intended to assist the reader in evaluating the performance of Middlefield for the years ended December 31, 2001 and 2000. This information should be read in conjunction with the consolidated financial statements and accompanying notes to the financial statements.

     Middlefield is an Ohio corporation organized to become the holding company of The Middlefield Banking Company. The bank is a state-chartered bank located in Middlefield, Ohio. Middlefield and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings as well as interest earnings on investment securities and deposit services to its customers through five locations.

Forward Looking Statement

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Forward-looking statements can be identified by terminology such as "believes," "expects," "anticipates," "estimates," "intends," "should," "will," "plans," "potential" and similar words. Forward-looking statements are also statements that are not statements of historical fact. Forward-looking statements necessarily involve risks and uncertainties. They are merely predictive or statements of probabilities, involving known and unknown risks, uncertainties and other factors. If one or more of these risks of uncertainties occurs or if the underlying assumptions prove incorrect, actual results in 2002 and beyond could differ materially from those expressed in or implied by the forward-looking statements.

     Forward-looking statements are based upon a variety of estimates and assumptions. The estimates and assumptions involve judgments about a number of things, including future economic, competitive, and financial market conditions and future business decisions. These matters are inherently subject to significant business, economic, and competitive uncertainties, all of which are difficult to predict and many of which are beyond Middlefield's control. Although Middlefield believes its estimates and assumptions are reasonable, actual results could vary materially from those shown. Inclusion of forward-looking information does not constitute a representation by Middlefield or any other person that the indicated results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information.

Results of Operations

     Middlefield recorded net income of $2.3 million in 2001, which represents an increase of $34,000, or 1.5%, over 2000. Net income for 2000 of $2.2 million represented an increase of $318,000, or 16.6%, over 1999. Basic and diluted earnings per share have increased each of the past three years to $2.06 per share for 2001, $2.02 per share for 2000, and $1.68 per share for 1999.

     Net Interest Income -- 2001 Compared to 2000. Net interest income for 2001 increased slightly to $7.0 million, compared to $6.9 million for 2000. Interest income of $13.7 million in 2001 represents an increase of $0.9 million, or 7.3%, over 2000, and 2001 was influenced primarily by an increase in interest earned on loans receivable of $1.0 million. Correspondingly, interest expense of $6.7 million in 2001 increased by $0.8 million, or 14.2%, and resulted almost entirely from an increase in interest expense on deposits. The average balance of interest-earning assets increased $16.4 million for 2001 and was comprised of increases in loans receivable, specifically real estate mortgages, of $14.9 million, or 11.6%, to $143.6 million, and interest-bearing deposits with other banks of $1.8 million, or 47.3%, to $5.6 million. Due to the declining rate environment in 2001, the tax-equivalent yield on interest-earning assets declined to 7.79% from 8.02% for 2000. While the yield on loans receivable and interest-bearing deposits with other banks was reduced by 21 and 190 basis points, respectively, the investment securities yield remained unchanged as management engaged in restructuring the investment securities portfolio to include higher yielding mortgage-backed securities with longer maturity periods. Partially offsetting increases in interest income in 2001 was an increase in the average balances of time deposits of $13.3 million, or 19.1%, to $83.2 million and savings deposits of $3.4 million, or 10.6%, to $35.4 million. The average cost of funds on interest-bearing liabilities increased to 4.71% in 2001 from 4.58% in 2000, primarily resulting from an increase of 14 basis points for the more competitively priced certificates of deposit products.

     2000 Compared to 1999. Net interest income for 2000 was $6.9 million, a 7.2% increase over 1999. Interest income of $12.8 million in 2000 represented an increase of $1.3 million, or 11.5%, over 1999. Interest expense of $5.9 million in 2000 increased by $0.9 million, or 17.1%, over 1999. Although there was an increase in general interest rate levels during these periods, interest income and expense were both primarily driven by increases in the average balances of related interest-earning assets and interest-bearing liabilities. The average balances of loans receivable, specifically real estate mortgages, increased $16.9 million, or 15.1%, to $128.7 million as of December 31, 2000. The tax-equivalent yield on interest earning assets increased to 8.02% for the year ended 2000 from 7.84% for the year ended 1999 and was mainly driven by a 16 basis-point increase in investment securities. Partially offsetting increases to net interest income was an increase in the average balance of certificates of deposit of $9.5 million, coupled with a 36 basis-point increase in the cost of such funds. This increase to interest expense is attributable to marketing efforts and higher-yielding promotional products, resulting in an overall increase in the cost of funds from 4.26% to 4.58% from 1999 to 2000.

     Average Balances, Interest Rates and Yields. The following table sets forth certain information relating to our average balance sheet, and it reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances.

                                                        Year ended December 31,
                                         ---------------------------------------------------
                                                                   2001
                                         ---------------------------------------------------
                                                            Average
       (Dollars in thousands)            Average balance   Interest /(1)/   yield/cost /(4)/
                                         ---------------   --------------   ----------------
Interest-earning assets:
   Loans receivable...................      $143,560          $11,808             8.23 %
   Investment securities..............        29,887            1,625             6.24 %
   Interest-earning deposits with
   other banks........................         5,647              274             4.85 %
                                            --------          -------           ------
Total interest-earning assets.........       179,094           13,707             7.79 %
                                                              -------
Non-interest-earning assets...........         7,455
                                            --------
Total assets..........................      $186,549
                                            ========
Interest-bearing liabilities:
   Interest-bearing demand deposits...      $  6,296              153             2.43 %
   Money market deposits..............         8,123              244             3.00 %
   Savings deposits...................        35,432              954             2.69 %
   Certificates of deposit............        83,177            4,847             5.83 %
   Borrowings.........................        10,211              550             5.39 %
                                            --------          -------           ------
Total interest-bearing liabilities....       143,239            6,748             4.71 %
                                                              -------
Non interest-bearing liabilities:
   Other liabilities..................        24,216
Stockholders' equity..................        19,094
                                            --------
Total liabilities and stockholders'
equity................................      $186,549
                                            ========

Net interest income...................                        $ 6,959
                                                              =======
Interest rate spread /(2)/............                                            3.08 %
Net yield on interest-earning assets
/(3)/.................................                                            3.89 %
Ratio of average interest-earning
assets to average interest-bearing
liabilities...........................                                          125.03 %

                                                        Year ended December 31,
                                         ---------------------------------------------------
                                                                  2000
                                         ---------------------------------------------------
                                                            Average
       (Dollars in thousands)            Average balance   Interest /(1)/   yield/cost /(4)/
                                         ---------------   --------------   ----------------
Interest-earning assets:
   Loans receivable...................      $128,661           $10,852            8.43 %
   Investment securities..............        30,162             1,658            6.39 %
   Interest-earning deposits with
   other banks........................         3,833               259            6.76 %
                                            --------           -------          ------
Total interest-earning assets.........       162,656            12,769            8.02 %
                                                               -------
Non-interest-earning assets...........         8,231
                                            --------
Total assets..........................      $170,887
                                            ========
Interest-bearing liabilities:
   Interest-bearing demand deposits...      $  6,268               174            2.78 %
   Money market deposits..............        10,310               308            2.99 %
   Savings deposits...................        32,036               855            2.67 %
   Certificates of deposit............        69,866             3,975            5.69 %
   Borrowings.........................        10,641               598            5.62 %
                                             -------           -------          ------
Total interest-bearing liabilities....       129,121             5,910            4.58 %
                                                               -------
Non interest-bearing liabilities:
   Other liabilities..................        24,336
Stockholders' equity..................        17,430
                                            --------
Total liabilities and stockholders'
equity................................      $170,887
                                            --------

Net interest income...................                         $ 6,859
                                                               =======
Interest rate spread /(2)/............                                            3.44 %
Net yield on interest-earning assets
/(3)/.................................                                            4.22 %
Ratio of average interest-earning
assets to  average interest-bearing
liabilities...........................                                          125.97 %

                                                         Year ended December 31,
                                         ----------------------------------------------------
                                                                  1999
                                         ----------------------------------------------------
                                                                              Average
        (Dollars in thousands)           Average balance   Interest /(1)/    yield/cost /(4)/
                                         ---------------   --------------    ----------------
Interest-earning assets:
   Loans receivable...................      $111,745           $ 9,409             8.42 %
   Investment securities..............        33,983             1,819             6.24 %
   Interest-earning deposits with
   other banks........................         4,254               220             5.17 %
                                            --------           -------           -------
Total interest-earning assets.........       149,982            11,448             7.83 %
                                                               -------
Non-interest-earning assets...........         8,674
                                            --------
Total assets..........................      $158,656
                                            ========
Interest-bearing liabilities:
   Interest-bearing demand deposits...      $  5,473               139             2.54 %
   Money market deposits..............        15,249               454             2.98 %
   Savings deposits...................        28,183               726             2.58 %
   Certificates of deposit............        60,390             3,220             5.33 %
   Borrowings.........................         9,224               509             5.52 %
                                            --------           -------           -------
Total interest-bearing liabilities....       118,519             5,048             4.26 %
                                                               -------
Non interest-bearing liabilities:
   Other liabilities..................        22,950
Stockholders' equity..................        17,187
                                            --------
Total liabilities and stockholders'
equity................................      $158,656
                                            ========
Net interest income...................                         $ 6,400
                                                               =======
Interest rate spread /(2)/............                                             3.58 %
Net yield on interest-earning assets
/(3)/.................................                                             4.27 %
Ratio of average interest-earning
assets to  average interest-bearing
liabilities...........................                                           126.55 %

/(1)/ Interest income and expense are for the period that banking operations were in effect.
/(2)/ Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
/(3)/ Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
/(4)/ Average yields are computed using annualized interest income and expense for the periods.

     Rate/Volume Analysis. The following table sets forth certain information regarding the changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in volume (changes in average volume multiplied by prior year rate), and (2) changes in rates (changes in rate multiplied by prior year average volume). Increases and decreases due to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.

                                             Changes in net interest income for the year ended
                                                             December 31, 2001
                                             -------------------------------------------------
                                                                 2001 vs. 2000
                                                          Increase (decrease) due to
                                             -------------------------------------------------
          (Dollars in thousands)                 Volume             Rate             Total
                                                 ------             -----            -----
Interest income:
   Loans receivable.......................       $1,217             $(262)           $955
   Investment securities..................           (9)              (24)            (33)
   Other interest-earning assets..........           37               (22)             15
                                                 ------             -----            ----
      Total interest income...............        1,245              (308)            937
                                                 ------             -----            ----
Interest expense:
   Interest-bearing demand................            1               (22)            (21)
   Money market...........................          (66)                2             (64)
   Savings................................           91                 8              99
   Certificates of deposit................          774                98             872
   Other interest-bearing liabilities.....          (24)              (24)            (48)
                                                 ------             -----            ----
      Total interest expense..............          776                62             838
                                                 ------             -----            ----
Change in net interest income.............       $  469             $(370)           $ 99
                                                 ======             =====            ====

                                             Changes in net interest income for the year
                                                        ended December 31,
                                            --------------------------------------------
                                                          2000 vs. 1999
                                                      Increase (decrease) due to
                                            --------------------------------------------
          (Dollars in thousands)                   Volume       Rate        Total
                                                   ------      -----       ------
Interest income:
   Loans receivable.......................         $1,427      $  17       $1,444
   Investment securities..................            221       (382)        (161)
   Other interest-earning assets..........            (19)        57           38
                                                   ------      -----       ------
      Total interest income...............          1,629       (308)       1,321
                                                   ------      -----       ------
Interest expense:
   Interest-bearing demand................             21         14           35
   Money market...........................           (148)         2         (146)
   Savings................................            102         27          129
   Certificates of deposit................            529        226          755
   Other interest-bearing liabilities.....             79         10           89
                                                   ------      -----       ------
      Total interest expense..............            583        279          862
                                                   ------      -----       ------
Change in net interest income.............         $1,046      $(587)      $  459
                                                   ======      =====       ======

     Loan Loss Provision -- 2001 Compared to 2000. The provision for loan losses was $170,000 in 2001 as compared to $275,000 in 2000. The loan loss provision is based upon management's assessment of a variety of factors, including types and amounts of nonperforming loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The loan loss provision reflects management's judgment of the current period cost-of-credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, actual loan losses could exceed the amounts that have been charged to operations. The change in the loan loss provision in 2001 was principally a result of a reduction in the amount of classified assets from 2000 to 2001, as well as the mix of such assets.

     2000 Compared to 1999. The provision for loan losses was $275,000 in 2000, compared to $296,000 in 1999, a 7.1% reduction. The change in the loan loss provision in 2000 was principally a result of a reduction in the amount of new commercial and commercial real estate loans originated during 2000 as compared to 1999. Furthermore, there was an improvement in asset quality reflected by a decrease in nonperforming loans from $131,000 at the end of 1999 to $5,000 at the end of 2000.

     Noninterest Income -- 2001 Compared to 2000. Total noninterest income was $1.2 million in 2001, an increase of 21.5% over 2000. The increase is accounted for principally by fee income from deposit accounts, which grew commensurate with deposit growth, coupled with the recognition of investment security gains of $98,000.

     2000 Compared to 1999. Total noninterest income was $983,000 in 2000, an increase of 22.2% over 1999. The increase is also principally fee income from deposit accounts that correspond with the growth in deposit accounts during the period.

     Transaction deposit accounts grew at a steady pace in 2001, 2000, and 1999. In general, management prices deposits at rates competitive with rates offered by the other banks in Middlefield's market, which rates tend to be somewhat lower than rates offered by thrift institutions and credit unions. Middlefield generally has not imposed service charges and fees to the same extent as other local institutions. Although a wider range of service charges and fees and higher service charges and fees would yield more income for each dollar of deposits, imposing service charges and fees on a basis equivalent to those imposed by many other area banks might adversely affect deposit growth. To promote deposit growth and provide cross-selling opportunities, Middlefield has not adopted the most aggressive fee structure. Deposit growth is generated by developing strong customer relationships and cross-selling deposit relationships to loan customers. Management intends to continue promoting demand deposit products, particularly noninterest-bearing deposit products, in order to obtain additional interest-free lendable funds.

     Noninterest Expense -- 2001 Compared to 2000. Noninterest expense increased 7.6% to $4.7 million for 2001 as compared to $4.4 million for 2000. Compensation and employee benefits increased $76,000, or 3.4%, primarily as a result of normal merit raises. Data processing expenses increased $47,000, or 14.9%, as a result of increased transaction activity with the opening of the Chardon branch. Professional fees increased $35,000, or 16.5%, and resulted from outside assistance in complying with the increased levels of regulatory compliance of a publicly reported company. Other expenses increased $178,000 due to the marketing of the 100th anniversary of the Bank, costs incurred with the addition of internet banking, as well as increases in other expenses such as telephones, supplies, etc., that relate to increases in volume that corresponds with the sustained growth of the Bank.

     2000 Compared to 1999. Noninterest expense increased 3.6% to $4.4 million for 2000 as compared to $4.3 million for 1999. The change in total noninterest expense from 1999 to 2000 is attributable to a 12.1% increase in other expenses, which increased steadily year-to-year primarily as a result of the overall growth of the Bank. Such expenses include additional costs relating to an increase in volume of ATM transactions, and increases in various professional fees and regulatory assessments. There were smaller increases in equipment and data processing expenses as a result of added capital expenditures in prior years from building and furnishing a new branch office in Garrettsville, additional ATMs, and increased transaction activity from operating a larger organization.

     Provision for Income Taxes. The provision for income taxes fluctuated in 2001, 2000, and 1999 in direct correlation to the changing level of pre-taxable income during these periods.

Financial Condition

     Assets and Liabilities. Middlefield's total assets increased $21.4 million, or 12.1%, to $197.9 million at December 31, 2001 from $176.5 million at December 31, 2000. This increase primarily resulted from a $17.5 million, or 13.1%, increase in net loans receivable to $150.8 million at December 31, 2001 that was funded by an $20.2 million, or 13.7%, net increase in customer deposits. The increase in net loans receivable resulted from the economic health of Middlefield's market area, the Federal Reserve Board's approach to aggressively reducing interest rates, and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The majority of Middlefield's lending activity consists of mortgage loans secured by one-to-four family residential property. Such loans grew $11.6 million, or 11.5%, to $113.0 million at December 31, 2001, representing 74.0% of the loan portfolio. Management attributes the increases in residential real estate properties to continued customer referrals and Middlefield's overall relationship with its customers. Also affected by the local economic conditions were commercial and commercial real estate loans, which increased in total by $5.4 million to $31.7 million.

     Total investment securities increased $1.6 million to $31.4 million at December 31, 2001 from $29.8 million at December 31, 2000. Management's focus on supplementing loan demand primarily by lengthening the maturities of the investment portfolio through a net increase in higher yielding, mortgage-backed securities of $9.0 million continues, although less aggressively, and reflects the Nation's general economic trends. This has resulted in a shift in the composition of the investment securities portfolio at December 31, 2001, as mortgage-backed securities now comprise 36.0% of the total portfolio as compared to 7.5% at December 31, 2000. Furthermore, available for sale securities now comprise 67.4% of the investment securities portfolio as compared to 41.3% at December 31, 2000.

     Total deposits increased $20.2 million, or 13.7%, to $167.4 million at December 31, 2001 from $147.2 million at December 31, 2000. Growth was primarily concentrated in time and savings deposits, which increased $9.9 and $9.3 million, respectively, and resulted from continual marketing efforts by management, as well as management's competitive pricing of such products. Time deposits at December 31, 2001 accounted for approximately 51.2% of the total deposit portfolio and remain a dominant resource for funds.

     Total stockholders' equity increased $1.5 million, or 8.5%, to $19.8 million at December 31, 2001 due to net income of $2.3 million that was offset somewhat by dividend payments of $0.8 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period, depending on economic and interest rate conditions. In addition, future dividend policies will be determined by the board of directors, taking into account Middlefield's earnings and financial condition and applicable governmental regulations and policies.

     Allowance for Loan Losses. The allowance for loan losses represents the amount management estimates is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At December 31, 2001, Middlefield's allowance for loan losses increased slightly to $2.1 million from $2.0 million at December 31, 2000, and now represents 1.35% of the gross loan portfolio. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, the bank's loan loss experience, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

     The specific allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures for impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on management's determination of the amounts necessary for concentrations and changes in mix and volume of the loan portfolio, and consideration of historical loss experience.

     The unallocated allowance is determined based upon management's evaluation of existing economic and business conditions affecting the key lending areas of the bank and other conditions, such as new loan products, credit quality trends, collateral values, specific industry conditions within portfolio segments that existed as of the balance sheet date, and the impact of those conditions on the collectibility of the loan portfolio. Management reviews these conditions quarterly. The unallocated allowance is subject to a higher degree of uncertainty because it considers risk factors that may not be reflected in the historical loss factors.

     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 2001, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income. Additionally, as an integral part of the examination process bank regulatory agencies periodically review a bank's loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     The following table sets forth information concerning the Middlefield's allowance for loan losses at the dates and for the periods presented.

                                                                 Loan Loss Experience for the Year Ended December 31,
                                                                 ----------------------------------------------------
(Dollars in thousands)                                                  2001             2000             1999
                                                                      --------         --------         --------
Loan loss allowance, beginning of period .....................        $  2,037         $  1,756         $  1,539

Loans charged off:
   Commercial and industrial .................................             (74)              (3)             (22)
   Real estate construction ..................................              --               --               --
   Mortgage:
         Residential .........................................             (21)              --               (7)
         Commercial ..........................................             (92)              --               --
   Consumer installment ......................................             (71)             (52)             (89)
                                                                      --------         --------         --------
      Total loans charged off ................................            (258)             (55)            (118)
                                                                      --------         --------         --------

Recoveries of loans previously charged off:
   Commercial and industrial .................................               4                2                8
   Real estate construction ..................................              --               --               --
   Mortgage:
         Residential .........................................              --               --               --
         Commercial ..........................................              87               --               --
   Consumer installment ......................................              22               59               31
                                                                      --------         --------         --------
      Total recoveries .......................................             113               61               39
                                                                      --------         --------         --------

Net loans recovered (charged off) ............................            (145)               6              (79)
Provision charged to operations ..............................             170              275              296

                                                                      --------         --------         --------
Loan loss allowance, end of period ...........................        $  2,062         $  2,037         $  1,756
                                                                      ========         ========         ========

Loans outstanding:
   Average ...................................................        $143,560         $128,661         $111,745
   End of period, net ........................................        $152,828         $135,304         $121,228

Ratio of allowance for loan losses to loans outstanding at end
of period ....................................................            1.35%            1.51%            1.45%

                                                                 Loan Loss Experience for the Year Ended December 31,
                                                                 ----------------------------------------------------
(Dollars in thousands)                                                  2001             2000             1999
                                                                      --------         --------         --------
Net recoveries (charge offs) to average loans ................           (0.10)%           0.00%           (0.07)%

     The following table illustrates the allocation of the Middlefield's allowance for probable loan losses for each category of loan for each reported period. The allocation of the allowance to each category is not necessarily indicative of future loss in a particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                          Allocation of the Allowance for Loan Losses at December 31,
                              ---------------------------------------------------------------------------------
                                        2001                       2000                         1999
                              -------------------------   -------------------------   -------------------------
                                       Percent of loans            Percent of loans            Percent of loans
(Dollars in thousands)        Amount   in each category   Amount   in each category   Amount   in each category
                                        to total loans              to total loans              to total loans
                              ------   ----------------   ------   ----------------   ------   ----------------
Type of loan:
  Commercial and industrial   $  722        18.53%        $  723        15.90%        $  340        15.33%
  Real estate construction        37         2.09%            26         1.90%            23         1.86%
  Mortgage:
       Residential ........      781        73.97%           684        74.95%           721        73.63%
       Commercial .........      161         2.22%           281         3.55%           331         5.71%
  Consumer installment ....      111         3.19%           107         3.70%            85         3.47%
  Unallocated .............      250           --            216           --            256           --
                              ------       ------         ------       ------         ------       ------
Total .....................   $2,061       100.00%        $2,037       100.00%        $1,756       100.00%
                              ======       ======         ======       ======         ======       ======

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower's financial condition is such that collection of interest is doubtful. Interest received on nonaccrual loans is recorded as income against principal according to management's judgment as to the collectibility of principal.

     A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The bank estimates credit losses on impaired loans based on the present value of expected cash flows, or the fair value of the underlying collateral if loan repayment is expected to come from the sale or operation of the collateral. Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until that time, an allowance for loan losses is maintained for estimated losses. Unless otherwise required by the loan terms, cash receipts on impaired loans are applied first to accrued interest receivable, except when an impaired loan is also a nonaccrual loan, in which case the portion of the payment related to interest is recognized as income.

     Nonperforming loans as a percentage of total loans at December 31, 2001 increased to 0.19% from 2000. The bank had nonaccrual loans of $48,000 and $125,000 at December 31, 2001 and 1999, respectively. There were no loans on nonacrrual status at December 31, 2000. Interest income recognized on nonaccrual loans during all of the periods was insignificant. Management does not believe the nonaccrual loans or any amounts classified as nonperforming will have a significant effect on operations or liquidity in 2002. Furthermore, management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity, or capital resources. Management is not aware of any information pertaining to material credits that would cause it to doubt the ability of borrowers to comply with repayment terms.

     The following table summarizes nonperforming assets by category.

                                                        Nonperforming Assets at December 31,
                                                        ------------------------------------
     (Dollars in thousands)                                  2001       2000       1999
                                                            ------   ---------   --------
     Commercial and industrial:
          Nonaccrual ................................         $ 48         $--       $ 17
          Past due 90 days or more ..................            9          --         --
     Real estate construction:
          Nonaccrual ................................           --          --         --
          Past due 90 days or more ..................           --          --         --
     Mortgage-- Residential:
          Nonaccrual ................................           --          --        103
          Past due 90 days or more ..................          216          --         --
     Mortgage-- Commercial:
          Nonaccrual ................................           --          --         --
          Past due 90 days or more ..................           --          --         --
     Consumer installment:
          Nonaccrual ................................           --          --          5
          Past due 90 days or more ..................           20           5          6

              Total nonperforming loans .............          293           5        131
     Other real estate owned ........................           --          --         --

              Total nonperforming assets ............         $293         $ 5       $131

     Loans outstanding, net .........................         $            $         $

     Nonperforming loans to total net loans .........         0.19%       0.00%      0.11%
     Nonperforming loans to total assets ............         0.15%       0.00%      0.08%
     Allowance for loan losses to total loans .......         1.35%       1.51%      1.45%
     Allowance for loan losses to nonperforming loans       703.75%  40,740.00%  1,340.46%

/(1)/ Represents accruing loans delinquent greater than 90 days that are considered by management to be well secured and that are in the process of collection.

     Liquidity. Liquidity management for Middlefield is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to Middlefield. Both short- and long-term liquidity needs are addressed by maturities and sales of investments securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provide the core ingredients for satisfying depositor, borrower, and creditor needs.

     Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e. federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At December 31, 2001, cash and cash equivalents totaled $5.9 million or 3.0% of total assets while investment securities classified as available for sale totaled $21.2 million or 10.7% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

     Operating activities provided net cash of $2.7 million, $3.0 million, and $2.5 million for 2001, 2000, and 1999, respectively, generated principally from net income of $2.3 million, $2.2 million, and $1.9 million in each of these respective periods.

     Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These activities used $20.7 million in funds during 2001, principally for the net origination of loans and the purchase of investment securities of $17.6 million and $16.6 million, respectively. Such usage of cash was offset by proceeds from repayments and maturities and sales of investment securities of $13.0 million and $2.1 million, respectively. For the same period ended 2000, investing activities used $9.8 million in funds, principally from the net origination of loans of $14.1 million and the purchases of investment securities of $2.6 million. In 2000, these cash usages were offset somewhat by an increase in investment securities repayments and maturities of $4.8 million coupled with a decline in interest-bearing deposits in other institutions from maturities of certificates of deposits of $2.4 million. In 1999, investing activities used $14.1 million from the net origination of loans and the purchase of investment securities of $16.9 million and $9.8 million. These were offset somewhat by proceeds from repayments and maturities of $13.2 million.

     Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, treasury stock activity, and the payment of dividends. During 2001, net cash provided by financing activities totaled $19.0 million, principally derived from an increase in deposit accounts in general, and time deposits specifically. During the same period ended 2000, net cash provided by financing activities was $8.5 million, and consisted of an increase in deposit accounts of $12.1 million that was offset by the net acquisition of treasury stock of $1.3 million and the repayment of other borrowings of $1.7 million.

     Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Middlefield's commitment to make loans, as well as management's assessment of Middlefield's ability to generate funds. Middlefield anticipates that it will have sufficient liquidity to satisfy estimated short-term and long-term funding needs.

     Capital Resources. Middlefield's primary source of capital has been retained earnings. Historically, Middlefield has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.

     Middlefield is subject to federal regulations imposing minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At December 31, 2001, both Middlefield and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 17.82%, 16.56%, and 9.94%, and the Bank's were 17.36%, 16.10%, and 9.76%, respectively, at December 31, 2001.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on Middlefield's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS 72 in 2002. Therefore, the adoption of Statement No. 142 is not expected to have a material effect on Middlefield's financial position or results of operations.

     In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on Middlefield's financial statements.

     In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on Middlefield's financial statements.

Impact of Inflation and Changing Prices

     Middlefield's consolidated financial statements and related data herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require measurement of financial condition and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Because the primary assets and liabilities of Middlefield and the Bank are monetary in nature, changes in the general level of prices for goods and services have a relatively minor impact on total expenses. Increases in operating expenses such as salaries and maintenance are in part attributable to inflation. However, interest rates have a far more significant effect than inflation on the performance of financial institutions, including the Bank. See, "-- Quantitative and Qualitative Disclosures About Market Risk."

Item 7A -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

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

     Evaluating the Bank's exposure to changes in interest rates is the responsibility of the Asset/Liability Committee, a committee of Bank directors and officers. The Asset/Liability Committee assesses both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure, ensuring that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires assessment of existing and potential effects of changes in interest rates on the Bank's financial condition, including capital adequacy, earnings, liquidity, and asset quality.

     The Bank uses a static gap analysis to evaluate the risk associated with changes in interest rates. The table below illustrates the maturities or repricing of the Bank's assets and liabilities at December 31, 2001, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Allocation of deposits other than time deposits to the various maturity and repricing periods is based upon management's best estimate, taking into account, among other things, the proposed policy statement issued by federal bank regulators on August 4, 1995.

                                          Maturing or Repricing Periods
                                  ----------------------------------------------

          (Dollars in thousands)                 Within 3 Months   4 - 12 Months    1 - 5     Over 5
                                                                                    Years      Years      Total
                                                 ---------------   -------------   -------   --------   --------
Interest-earning assets:
   Interest-bearing deposits in other
institutions .................................       $ 2,800          $   602      $   288   $     --   $  3,690
   Investment securities .....................         2,726           10,591       15,172      2,717     31,206
   Commercial and industrial loans /(1)/ .....         8,650            8,462        7,549      3,652     28,313
   Real estate construction loans /(1)/ ......           484            2,000          180        536      3,200
   Real estate mortgage loans /(1)/ ..........        23,818           27,170       56,514      8,935    116,437
   Consumer installment loans /(1)/ ..........           803            1,360        2,029        686      4,878
                                                     -------          -------      -------   --------   --------
         Total interest-earning assets .......       $39,281          $50,185      $81,732   $ 16,526   $187,724
                                                     -------          -------      -------   --------   --------
Interest-bearing liabilities:
   Interest-bearing demand ...................       $   978          $   652      $ 1,305   $  3,588   $  6,523
   Money market ..............................         3,189              822          909      3,021      7,941
   Savings ...................................         6,228            4,152        8,304     22,835     41,519
   Time ......................................        11,791           30,900       43,756         --     86,447
   Short-term borrowings .....................           661               --           --         --        661
   Other borrowings ..........................            57            2,170        6,904        170      9,301
                                                     -------          -------      -------   --------   --------
         Total interest-bearing liabilities...       $22,904          $38,696      $61,178   $ 29,614   $152,392
                                                     -------          -------      -------   --------   --------
Interest sensitivity gap .....................       $16,377          $11,489      $20,554   $(13,088)  $ 35,332
                                                     =======          =======      =======   ========   ========
Cumulative interest sensitivity gap ..........       $16,377          $27,866      $48,420   $ 35,332
Cumulative interest sensitivity gap
   as a percent of total assets ..............          9.28%           15.79%       27.44%     20.02%

/(1)/ For purposes of the gap analysis, loans are not reduced by the allowance for loan losses and nonperforming loans.

     The Bank's policy is that the one-year cumulative interest rate sensitivity gap should generally be within a range of negative 20% to positive 20%. As the table above shows, the one-year gap was within this range as of December 31, 2001, with a positive one-year gap of 15.79%. The cumulative gap at December 31, 2001 is due principally to fixed-rate securities and loans in the "over one year to five years" category to maximize yield on assets.

     One way to minimize interest rate risk is to maintain a balanced or matched interest-rate sensitivity position. However, profits are not always maximized by matched funding. To increase net interest income, the Bank selectively mismatches asset and liability repricing to take advantage of short-term interest rate movements. The magnitude of the mismatch depends on a careful assessment of the risks presented by forecasted interest rate movements. The risk inherent in such a mismatch, or gap, is that interest rates might not move as anticipated.

     Interest rate risk exposure is reviewed in quarterly meetings of the Asset/Liability Committee. At each meeting, guidelines are established for the following quarter and longer-term exposure. Risk is mitigated by matching maturities or repricing more closely. The Bank does not use derivative financial instruments to manage interest rate risk.

     Limitations are inherent in any method of measuring interest rate risk. Actual results can differ significantly from simulated results if, for example, market conditions and management strategies vary from the assumptions used in the analysis. The static "gap" analysis is based on assumptions concerning such matters as when assets and liabilities will reprice in a changing interest rate environment. Because these assumptions are no more than estimates, certain assets and liabilities indicated as maturing or repricing within a stated period might actually mature or reprice at different times and at different volumes from those estimated. The actual prepayments and withdrawals experienced by the Bank after a change in interest rates could deviate significantly from those assumed in calculating the data shown in the table. Adjustable-rate loans, for example, commonly have provisions that limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Also, the renewal or repricing of some assets and liabilities can be discretionary and subject to competitive and other pressures. The ability of many borrowers to service their debt could diminish after an interest rate increase. Therefore, the gap table above does not and cannot necessarily indicate the actual future impact of general interest movements on net interest income.

     Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis would result in a variation in net interest income of minus 7.57 percent and a variation of minus 9.95 percent in total equity. It is important to note, however, that this exercise would be of worst-case scenario. It would be more likely to have incremental changes in interest rate, rather that a single significant increase or decrease. When management believes interest rate movements will occur, it can restructure the balance sheet and thereby the ration of rate sensitive assets to rate sensitive liabilities which in turn will effect the net interest income. As mentioned earlier, in gap analysis, as well as simulation analysis, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree and therefore, could affect forecasted results.

Item 8 -- Financial Statements and Supplementary Data
-----------------------------------------------------

Index to Consolidated Financial Statements:                                      Page No.
Report of Independent Auditors.................................................    41
Consolidated Financial Statements as of December 31, 2001 and 2000
    and for each of the three years in the period ended December 31, 2001:
       Consolidated Balance Sheets.............................................    42
       Consolidated Statements of Income.......................................    43
       Consolidated Statements of Changes in Stockholders' Equity..............    44
       Consolidated Statements of Cash Flows...................................    45
       Notes to Consolidated Financial Statements..............................    46

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

Board of Directors and Stockholders
Middlefield Banc Corp.

We have audited the accompanying consolidated balance sheet of Middlefield Banc Corp. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlefield Banc Corp. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Wexford, PA
February 22, 2002

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                    2001             2000
                                                                ------------    ------------
ASSETS
     Cash and due from banks                                    $  3,443,435    $  3,574,875
     Federal funds sold                                            2,450,000       1,265,000
                                                                ------------    ------------
             Cash and cash equivalents                             5,893,435       4,839,875
     Interest-bearing deposits in other institutions               1,240,207         984,441
     Investment securities available for sale                     21,179,786      11,868,337
     Investment securities held to maturity (estimated
       market value of $10,471,978 and $17,942,255)               10,229,068      17,942,310
     Loans                                                       152,828,355     135,304,215
     Less allowance for loan losses                                2,062,252       2,037,322
                                                                ------------    ------------
             Net loans                                           150,766,103     133,266,893
     Premises and equipment                                        6,244,797       5,432,472
     Accrued interest and other assets                             2,304,568       2,154,485
                                                                ------------    ------------

             TOTAL ASSETS                                       $197,857,964    $176,488,813
                                                                ============    ============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                             $ 24,952,407    $ 23,155,904
         Interest-bearing demand                                   6,523,152       6,116,094
         Money market                                              7,940,807       9,127,760
         Savings                                                  41,518,906      32,260,775
         Time                                                     86,447,456      76,505,513
                                                                ------------    ------------
             Total deposits                                      167,382,728     147,166,046
     Short-term borrowings                                           660,678         543,222
     Other borrowings                                              9,301,334       9,861,596
     Accrued interest and other liabilities                          726,417         674,587
                                                                ------------    ------------
             TOTAL LIABILITIES                                   178,071,157     158,245,451
                                                                ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 5,000,000 shares authorized,
       1,148,676 shares issued                                     6,287,011       6,287,011
     Retained earnings                                            14,842,519      13,343,980
     Accumulated other comprehensive income                          133,717          88,811
     Treasury stock, at cost (45,722 shares)                      (1,476,440)     (1,476,440)
                                                                ------------    ------------
             TOTAL STOCKHOLDERS' EQUITY                           19,786,807      18,243,362
                                                                ------------    ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $197,857,964    $176,488,813
                                                                ============    ============

See accompanying notes to consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                               Year Ended December 31,
                                                          2001          2000           1999
                                                       -----------   -----------   -----------
INTEREST INCOME
     Interest and fees on loans                        $11,807,799   $10,853,292   $ 9,408,603
     Interest-bearing deposits in other institutions        61,718        97,037        81,211
     Federal funds sold                                    138,415        99,320        90,676
     Investment securities:
          Taxable                                        1,235,922     1,195,504     1,281,341
          Tax-exempt                                       462,715       525,017       586,788
                                                       -----------   -----------   -----------
                   Total interest income                13,706,569    12,770,170    11,448,619
                                                       -----------   -----------   -----------

INTEREST EXPENSE
     Deposits                                            6,198,365     5,311,657     4,539,351
     Short-term borrowings                                  15,411        64,031         8,425
     Other borrowings                                      534,146       534,196       500,500
                                                       -----------   -----------   -----------
                   Total interest expense                6,747,922     5,909,884     5,048,276
                                                       -----------   -----------   -----------

NET INTEREST INCOME                                      6,958,647     6,860,286     6,400,343

Provision for loan losses                                  170,000       275,000       296,000
                                                       -----------   -----------   -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                             6,788,647     6,585,286     6,104,343
                                                       -----------   -----------   -----------

NONINTEREST INCOME
     Service charges on deposit accounts                   930,431       823,888       667,220
     Investment securities gains (losses)                   97,807            --          (606)
     Other income                                          165,955       158,775       137,744
                                                       -----------   -----------   -----------
                    Total noninterest income             1,194,193       982,663       804,358
                                                       -----------   -----------   -----------

NONINTEREST EXPENSE
     Salaries and employee benefits                      2,316,342     2,240,522     2,258,779
     Occupancy expense                                     291,706       320,539       334,199
     Equipment expense                                     292,168       283,174       235,703
     Data processing costs                                 361,839       315,011       292,059
     Professional fees                                     247,222       212,298       152,346
     Ohio state franchise tax                              225,081       208,457       222,240
     Other expense                                       1,007,016       828,616       759,048
                                                       -----------   -----------   -----------
                    Total noninterest expense            4,741,374     4,408,617     4,254,374
                                                       -----------   -----------   -----------

Income before income taxes                               3,241,466     3,159,332     2,654,327
Income taxes                                               970,859       922,661       735,318
                                                       -----------   -----------   -----------

NET INCOME                                             $ 2,270,607   $ 2,236,671   $ 1,919,009
                                                       ===========   ===========   ===========

EARNINGS PER SHARE
         Basic                                         $      2.06   $      2.02   $      1.68
         Diluted                                              2.06          2.02          1.68

See accompanying notes to consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                     Other
                                                       Common Stock                Retained      Comprehensive
                                                          Shares       Amount      Earnings      Income (Loss)
                                                       ------------  ----------   -----------    -------------
Balance, December 31, 1998                              1,148,676    $6,287,011   $10,355,898      $  13,888

Net income                                                                          1,919,009

Other comprehensive income:
  Unrealized loss on available for sale
   securities net of tax benefit of                                                                 (104,519)
    $53,843

Comprehensive income

Cash dividends ($.50 per share)                                                      (572,343)

Purchase of treasury stock

Sale of treasury stock
                                                        ----------   ----------   -----------      ---------

Balance, December 31, 1999                              1,148,676     6,287,011    11,702,564        (90,631)

Net income                                                                          2,236,671

Other comprehensive income:
    Unrealized gain on available for sale
      securities net of taxes of $92,440                                                             179,442

Comprehensive income

Cash dividends ($.54 per share)                                                      (595,255)

Purchase of treasury stock

Sale of treasury stock
                                                        ----------   ----------   -----------      ---------

Balance, December 31, 2000                              1,148,676     6,287,011    13,343,980         88,811

Net income                                                                          2,270,607

Other comprehensive income:
    Unrealized gain on available for sale
      securities net of taxes of $23,133                                                              44,906

Comprehensive income

Cash dividends ($.70 per share)                                                      (772,068)
                                                        ----------   ----------   -----------      ---------
Balance, December 31, 2001                              1,148,676    $6,287,011   $14,842,519      $ 133,717
                                                        ==========   ==========   ===========      =========

                                                                                                     2001
                                                                                                 ------------
Components of comprehensive income (loss):
  Change in net unrealized gain (loss)
   on investments available for sale                                                               $ 109,459

  Realized (gains) losses included in net income,
   net of (taxes) benefit of $(33,254), $0, and $206                                                 (64,553)
                                                                                                   ---------
Total                                                                                              $  44,906
                                                                                                   =========

                                                                         Total
                                                        Treasury      Stockholders'   Comprehensive
                                                          Stock          Equity          Income
                                                       -----------    -------------   -------------
Balance, December 31, 1998                             $        --     $16,656,797

Net income                                                               1,919,009      $1,919,009

Other comprehensive income:
  Unrealized loss on available for sale
   securities net of tax benefit of                                       (104,519)       (104,519)
    $53,843
                                                                                        ----------
Comprehensive income                                                                    $1,814,490
                                                                                        ==========
Cash dividends ($.50 per share)                                           (572,343)

Purchase of treasury stock                                (306,175)       (306,175)

Sale of treasury stock                                      96,286          96,286
                                                       -----------     ------------

Balance, December 31, 1999                                (209,889)     17,689,055

Net income                                                               2,236,671      $2,236,671

Other comprehensive income:
    Unrealized gain on available for sale
      securities net of taxes of $92,440                                   179,442         179,442
                                                                                        ----------
Comprehensive income                                                                    $2,416,113
                                                                                        ==========
Cash dividends ($.54 per share)                                           (595,255)

Purchase of treasury stock                              (1,311,050)     (1,311,050)

Sale of treasury stock                                      44,499          44,499
                                                       -----------     ------------

Balance, December 31, 2000                              (1,476,440)     18,243,362

Net income                                                               2,270,607      $2,270,607

Other comprehensive income:
    Unrealized gain on available for sale
      securities net of taxes of $23,133                                    44,906          44,906
                                                                                        ----------
Comprehensive income                                                                    $2,315,513
                                                                                        ==========
Cash dividends ($.70 per share)                                           (772,068)
                                                       -----------     ------------
Balance, December 31, 2001                             $(1,476,440)    $19,786,807
                                                       ===========     ============

                                                          2000            1999
                                                       -----------    -------------
Components of comprehensive income (loss):
  Change in net unrealized gain (loss)
   on investments available for sale                   $   179,442     $  (104,919)

  Realized (gains) losses included in net income,
   net of (taxes) benefit of $(33,254), $0, and $206            --             400
                                                       -----------     ------------
Total                                                  $   179,442     $  (104,519)
                                                       ===========     ============

See accompanying notes to consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
OPERATING ACTIVITIES
  Net income                                                $  2,270,607    $  2,236,671    $  1,919,009
  Adjustments to reconcile net income to
   net cash provided by operating activities:
       Provision for loan losses                                 170,000         275,000         296,000
       Depreciation and amortization                             300,531         352,613         287,641
       Amortization of premium and
         discount on investment securities                        69,237          75,563          93,664
       Amortization of net deferred loan costs (fees)            (31,666)         35,489        (112,126)
       Investment securities (gains) losses                      (97,807)             --             606
       Deferred income taxes                                      54,403         (87,521)        (58,739)
       Decrease (increase) in accrued interest receivable        140,147         (59,663)         85,288
       Increase in accrued interest payable                       38,927          84,301          18,700
       Other, net                                               (211,763)         39,943         (19,926)
                                                            ------------    ------------    ------------
          Net cash provided by operating activities            2,702,616       2,952,396       2,510,117
                                                            ------------    ------------    ------------

INVESTING ACTIVITIES
  Decrease (increase) in interest-bearing deposits
    in other institutions, net                                  (255,766)      2,361,081      (1,107,918)
  Investment securities available for sale:
       Proceeds from repayments and maturities                 5,144,986         766,880       4,931,129
       Purchases                                             (16,392,621)     (2,561,359)     (9,842,151)
       Proceeds from sales                                     2,092,980              --         149,885
  Investment securities held to maturity:
       Proceeds from repayments and maturities                 7,853,057       3,997,990       8,280,098
       Purchases                                                (200,000)             --              --
       Proceeds from sales                                            --              --       1,054,648
  Increase in loans, net                                     (17,637,544)    (14,105,641)    (16,927,161)
  Purchase of regulatory stock                                  (143,100)       (136,100)       (128,800)
  Purchase of premises and equipment                          (1,112,856)       (150,361)       (520,313)
                                                            ------------    ------------    ------------
         Net cash used for investing activities              (20,650,864)     (9,827,510)    (14,110,583)
                                                            ------------    ------------    ------------

FINANCING ACTIVITIES
  Net increase in deposits                                    20,216,682      12,071,587       6,266,570
  Increase (decrease) in short-term borrowings, net              117,456      (1,964,448)      2,507,670
  Proceeds from other borrowings                                      --       2,000,000       1,000,000
  Repayment of other borrowings                                 (560,262)     (1,740,900)       (973,706)
  Purchase of treasury stock                                          --      (1,311,050)       (306,175)
  Sale of treasury stock                                              --          44,499          96,286
  Cash dividends                                                (772,068)       (595,255)       (572,343)
                                                            ------------    ------------    ------------
         Net cash provided by financing activities            19,001,808       8,504,433       8,018,302
                                                            ------------    ------------    ------------
         Increase (decrease) in cash and cash equivalents      1,053,560       1,629,319      (3,582,164)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                          4,839,875       3,210,556       6,792,720
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                             $  5,893,435    $  4,839,875    $  3,210,556
                                                            ============    ============    ============

SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
       Interest on deposits and borrowings                  $  6,708,995    $  5,825,583    $  5,029,576
       Income taxes                                              980,000       1,097,000         735,756

See accompanying notes to consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

     Nature of Operations and Basis of Presentation
     ----------------------------------------------

     Middlefield Banc Corp. (the "Company") is an Ohio corporation organized to become the holding company of The Middlefield Banking Company (the "Bank"). The Bank is a state-chartered bank located in Ohio. The Company and its subsidiary derive substantially all of their income from banking and bank-related services which include interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings as well as interest earnings on investment securities and deposit services to its customers through five locations. The Company is supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions.

     The consolidated financial statements of the Company include its wholly-owned subsidiary, the Bank. Significant intercompany items have been eliminated in preparing the consolidated financial statements.

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Investment Securities
     ---------------------

     Investment securities are classified at the time of purchase, based on management's intention and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount which are computed using a level yield method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders' equity, net of tax, until realized. Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

     Common stock of the Federal Home Loan Bank ("FHLB") represents ownership in an institution that is wholly-owned by other financial institutions. This equity security is accounted for at cost and classified with other assets.

     Loans
     -----

     Loans are reported at their principal amount net of the allowance for loan losses. Interest income is recognized as income when earned on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower's financial condition is such that collection of interest is doubtful. Interest received on nonaccrual loans is recorded as income against principal according to management's judgment as to the collectibility of such principal.

     -----

     Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. Management is amortizing these amounts over the contractual life of the related loans.

     Allowance for Loan Losses
     -------------------------

     The allowance for loan losses represents the amount which management estimates is adequate to provide for probable loan losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.

     A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan in which case the portion of the payment related to interest is recognized as income.

     Premises and Equipment
     ----------------------

     Premises and equipment are stated at cost net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

     Income Taxes
     ------------

     The Company and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Earnings Per Share
     ------------------

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

     Stock Options
     -------------

     The Company maintains a stock option plan for key officers, employees, and non-employee directors. When the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

     Stockholders' Equity
     --------------------

     On August 14, 2000, the Board of Directors approved a two-for-one stock split. Average shares outstanding and all per share amounts included in the consolidated financial statements are based on the increased number of shares giving retroactive effect to the stock split.

     Cash Flow Information
     ---------------------

     The Company has defined cash and cash equivalents as those amounts included in the consolidated balance sheet captions Cash and due from banks and Federal funds sold.

     Recent Accounting Pronouncements
     --------------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS 72 in 2002. Therefore, the adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     Reclassification of Comparative Amounts
     ---------------------------------------

     Certain items previously reported have been reclassified to conform with the current year's format. Such reclassifications did not affect net income or stockholders' equity.

2.   EARNINGS PER SHARE

     There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                  2001        2000         1999
                                                ---------   ---------   ---------
     Weighted-average common shares
      outstanding                               1,148,676   1,148,676   1,148,676

     Average treasury stock shares                (45,722)    (42,704)     (3,426)
                                                ---------   ---------   ---------

     Weighted-average common shares and
      common stock equivalents used to
      calculate basic earnings per share        1,102,954   1,105,972   1,145,250

     Additional common stock equivalents
      (stock options) used to calculate
      diluted earnings per share                    1,146          --          --
                                                ---------   ---------   ---------

     Weighted-average common shares and
      common stock equivalents used
      to calculate diluted earnings per share   1,104,100   1,105,972   1,145,250
                                                =========   =========   =========

     Options to purchase 9,500 shares of common stock at prices from $31.00 to $31.75 per share were outstanding during 2001 but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market values of securities available for sale are as follows:

                                                           2001
                                  ---------------------------------------------------
                                                   Gross        Gross      Estimated
                                   Amortized    Unrealized   Unrealized      Market
                                      Cost         Gains        Losses       Value
                                  -----------   ----------   ----------   -----------
     U.S. Government agency
      securities                  $ 2,152,877    $ 60,470     $     --    $ 2,213,347
     Obligations of states and
      political subdivisions:
         Taxable                    1,411,166      16,700       (2,957)     1,424,909
         Tax-exempt                 5,822,240     107,864      (15,099)     5,915,005
     Corporate securities             550,472      25,809           --        576,281
     Mortgage-backed securities    11,040,429      69,408      (59,593)    11,050,244
                                  -----------    --------     --------    -----------
         Total                    $20,977,184    $280,251     $(77,649)   $21,179,786
                                  ===========    ========     ========    ===========

                                                           2000
                                  ---------------------------------------------------
                                                   Gross        Gross      Estimated
                                   Amortized    Unrealized   Unrealized      Market
                                      Cost         Gains        Losses       Value
                                  -----------   ----------   ----------   -----------
     U.S. Government agency
      securities                  $ 3,990,419    $ 70,843     $ (1,419)   $ 4,059,843
     Obligations of states and
      political subdivisions:
         Taxable                    1,458,400      11,744       (2,645)     1,467,499
         Tax-exempt                 3,685,472      42,258      (16,746)     3,710,984
     Corporate securities             701,306       3,400       (2,800)       701,906
     Mortgage-backed securities     1,898,177      29,928           --      1,928,105
                                  -----------    --------     --------    -----------
         Total                    $11,733,774    $158,173     $(23,610)   $11,868,337
                                  ===========    ========     ========    ===========

The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Estimated
                                               Amortized       Market
                                                  Cost         Value
                                              -----------   -----------

     Due in one year or less                  $ 3,002,083   $ 3,016,125
     Due after one year through five years      5,601,912     5,754,035
     Due after five years through ten years     1,460,622     1,503,912
     Due after ten years                       10,912,567    10,905,714
                                              -----------   -----------
                       Total                  $20,977,184   $21,179,786
                                              ===========   ===========

     Investment securities with an approximate carrying value of $9,381,000 and $6,634,000 at December 31, 2001 and 2000, respectively, were pledged to secure deposits and other purposes as required by law.

     The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities available for sale for the years ended December 31, 2001 and 1999. The Company had no sales in 2000.

                                             2001             1999
                                          ----------         --------

     Proceeds from sales                  $2,092,980         $149,885
     Gross gains                              97,807               --
     Gross losses                                 --              116

4.   INVESTMENT SECURITIES HELD TO MATURITY

     The amortized cost and estimated market values of investment securities held to maturity are as follows:

                                                              2001
                                     ---------------------------------------------------
                                                     Gross         Gross      Estimated
                                      Amortized    Unrealized   Unrealized      Market
                                        Cost         Gains        Losses         Value
                                     -----------   ----------   ----------   -----------
     Obligations of states and
       political subdivisions:
          Taxable                    $ 2,255,342    $ 57,931       $--       $ 2,313,273
          Tax-exempt                   5,561,426     120,456        --         5,681,882
     Corporate securities              2,213,060      59,896        --         2,272,956
     Mortgage-backed securities          199,240       4,627        --           203,867
                                     -----------    --------       ---       -----------

                       Total         $10,229,068    $242,910       $--       $10,471,978
                                     ===========    ========       ===       ===========

                                                         2000
                                  ---------------------------------------------------
                                                  Gross        Gross       Estimated
                                   Amortized    Unrealized   Unrealized     Market
                                     Cost         Gains        Losses       Value
                                  -----------   ----------   ----------   -----------
     U.S. Government agency
        securities                $ 1,899,752    $    --      $ (8,565)   $ 1,891,187
     Obligations of states and
        political subdivisions:
           Taxable                  3,723,251     18,354       (19,685)     3,721,920
           Tax-exempt               7,480,801     26,182        (7,420)     7,499,563
     Corporate securities           4,525,466      7,829       (18,683)     4,514,612
     Mortgage-backed securities       313,040      1,933            --        314,973
                                  -----------    -------      --------    -----------

                       Total      $17,942,310    $54,298      $(54,353)   $17,942,255
                                  ===========    =======      ========    ===========

          The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Estimated
                                                 Amortized      Market
                                                    Cost        Value
                                               -----------   -----------

     Due in one year or less                   $ 3,759,548   $ 3,808,002
     Due after one year through five years       6,119,000     6,296,593
     Due after five years through ten years         51,278        53,548
     Due after ten years                           299,242       313,835
                                               -----------   -----------

               Total                           $10,229,068   $10,471,978
                                               ===========   ===========

          Investment securities held to maturity with carrying values of approximately $3,205,000 and $7,742,000 and estimated market values of approximately $3,424,000 and $7,743,000 at December 31, 2001 and 2000,
     respectively, were pledged to secure public deposits and other purposes required by law.

          The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities held to maturity for the year ended December 31, 1999. These sales occurred within 90 days of maturity of the security. The Company had no sales in 2001 or 2000.

                                                                   1999
                                                                 ----------

     Proceeds from sales                                         $1,054,648
     Gross gains                                                         --
     Gross losses                                                       490

5.   LOANS

          Major classifications of loans are summarized as follows:

                                                2001           2000
                                           ------------   ------------
          Commercial and industrial        $ 28,313,488   $ 21,508,391
          Real estate - construction          3,199,738      2,568,095
          Real estate - mortgage:
             Residential                    113,048,775    101,403,937
             Commercial                       3,387,969      4,809,088
          Consumer installment                4,878,385      5,014,704
                                           ------------   ------------
                                            152,828,355    135,304,215

          Less allowance for loan losses      2,062,252      2,037,322
                                           ------------   ------------

               Net loans                   $150,766,103   $133,266,893
                                           ============   ============

5.   LOANS

     The Company's primary business activity is with customers located within its local trade area, eastern Geauga County, and contiguous counties to the north, east, and south. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio at December 31, 2001 and 2000, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

6.   ALLOWANCE FOR LOAN LOSSES

          Changes in the allowance for loan losses for the years ended December 31, are as follows:

                                                2001         2000         1999
                                             ----------   ----------   ----------
     Balance, January 1                      $2,037,322   $1,756,137   $1,538,726
     Add:
          Provisions charged to operations      170,000      275,000      296,000
          Recoveries                            120,814       61,002       39,822
     Less loans charged off                     265,884       54,817      118,411
                                             ----------   ----------   ----------
     Balance, December 31                    $2,062,252   $2,037,322   $1,756,137
                                             ==========   ==========   ==========

7.   PREMISES AND EQUIPMENT

     Major classifications of premises and equipment are summarized as follows:

                                                 2001           2000
                                              ----------     ----------

     Land and land improvements               $1,104,646     $1,094,685
     Building and leasehold improvements       6,018,245      5,203,258
     Furniture, fixtures, and equipment        2,349,709      1,977,013
     Construction in-progress                         --         84,788
                                              ----------     ----------
                                               9,472,600      8,359,744
     Less accumulated depreciation             3,227,803      2,927,272
                                              ----------     ----------

          Total                               $6,244,797     $5,432,472
                                              ==========     ==========

          Construction in-progress at December 31, 2000 represents the costs incurred to date for a new branch office of the Bank that was completed in 2001. Depreciation charged to operations was $300,531 in 2001, $337,158 in 2000, and $287,641 in 1999.

8.   OTHER ASSETS

          The components of other assets are as follows:

                                                          2001         2000
                                                       ----------   ----------

          FHLB stock                                   $1,056,000   $  912,900
          Accrued interest on investment securities       329,312      397,582
          Accrued interest on loans                       423,752      495,629
          Deferred tax asset, net                         190,848      268,385
          Other                                           304,656       79,989
                                                       ----------   ----------

                    Total                              $2,304,568   $2,154,485
                                                       ==========   ==========

9.   DEPOSITS

     Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $15,866,131 and $11,529,786 at December 31, 2001 and 2000, respectively.

     Maturities on time deposits of $100,000 or more at December 31, 2001, are as follows:

     Within three months                            $ 3,336,786
     Beyond three but within six months               1,828,665
     Beyond six but within twelve months              2,803,985
     Beyond one year                                  7,896,695
                                                    -----------

               Total                                $15,866,131
                                                    ===========

10.  SHORT-TERM BORROWINGS

     The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase and federal funds purchased are summarized as follows:

                                                2001           2000
                                              --------     ----------

     Balance at year-end                      $660,678     $  543,222
     Average  balance outstanding              637,106      1,059,042
     Maximum month-end balance                 833,008      3,581,491
     Weighted-average rate at year-end            0.79%          5.43%
     Weighted-average rate during the year        2.42%          6.05%

     Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

     The Company maintains a $4,000,000 line of credit at an adjustable rate, currently 4.25 percent, from The State Bank and Trust Company. At December 31, 2001 and 2000, there were no outstanding balances on this line.

11.  OTHER BORROWINGS

     Other borrowings consist of fixed rate advances from the FHLB as follows:

                                     Interest
          Maturity                     Rate         2001        2000
     -----------------               --------   ----------   ----------

     July 1, 2007                     6.40%     $1,301,334   $1,861,596
     September 4, 2008                5.36%      4,000,000    4,000,000
     October 2, 2008                  4.53%      2,000,000    2,000,000
     July 28, 2010                    6.45%      2,000,000    2,000,000
                                                ----------   ----------

                Total                           $9,301,334   $9,861,596
                                                ==========   ==========

     Advances from FHLB maturing July 1, 2007 require monthly principal and interest payments and a 20 percent paydown of outstanding principal every July 1. Monthly principal and interest payments are adjusted after each 20 percent paydown. Under terms of a blanket agreement, collateral for the FHLB borrowings are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

12.  OTHER LIABILITIES

     The components of other liabilities are as follows:

                                               2001         2000
                                             --------      --------

     Accrued interest on deposits            $607,204     $568,277
     Other                                    119,213      106,310
                                             --------     --------

               Total                         $726,417     $674,587
                                             ========     ========

13.  INCOME TAXES

          The provision for federal income taxes consists of:

                                        2001         2000         1999
                                      --------    ----------    --------

          Current payable             $916,456    $1,010,182    $794,057
          Deferred                      54,403      (87,521)     (58,739)
                                      --------    ----------    --------

                Total provision       $970,859    $  922,661    $735,318
                                      ========    ==========    ========

     The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                         2001       2000
                                                       --------   --------
     Deferred tax assets:
          Allowance for loan losses                    $632,233   $621,654
                                                       --------   --------
                    Gross deferred tax assets           632,233    621,654
                                                       --------   --------

     Deferred tax liabilities:
          Deferred origination fees, net                164,450    141,232
          Premises and equipment                        119,082     96,982
          Net unrealized gain on securities              68,885     45,751
          Other                                          88,968     69,304
                                                       --------   --------
                    Gross deferred tax liabilities      441,385    353,269
                                                       --------   --------

                    Net deferred tax assets            $190,848   $268,385
                                                       ========   ========

          No valuation allowance was established at December 31, 2001 and 2000 in view of the Company's ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company's earnings potential.

     The reconciliation between the federal statutory rate and the Company's effective consolidated income tax rate is as follows:

                                      2001                   2000                   1999
                              --------------------   --------------------   -------------------
                                            % of                   % of                 % of
                                           Pre-tax                Pre-tax               Pre-tax
                                Amount      Income     Amount      Income     Amount     Income
                              ----------   -------   ----------   -------   ---------   -------
     Provision at statutory
        rate                  $1,102,098    34.0%    $1,074,173    34.0%    $ 902,471    34.0%
     Tax-free income            (157,362)   (4.9)      (178,520)   (5.7)     (200,165)   (7.5)
     Nondeductible interest
       expense                    26,068     0.8         19,966     0.6        24,813     0.9
     Other                            55     0.1          7,042     0.3         8,199     0.3
                              ----------    ----     ----------    ----     ---------    ----
     Actual tax expense
       and effective rate     $  970,859    30.0%    $  922,661    29.2%    $ 735,318    27.7%
                              ==========    ====     ==========    ====     =========    ====

14.  EMPLOYEE BENEFITS

     Retirement Plan
     ---------------

     The Bank maintains a section 401(k) employee savings and investment plan for all full-time employees and officers of the Bank with more than one year of service. The Bank's contribution to the plan is based on 50 percent matching of voluntary contributions up to 6 percent of compensation. An eligible employee can contribute up to 15 percent of salary. Employee contributions are vested at all times, and the Bank contributions are fully vested after 6 years beginning at the second year in 20 percent increments. Contributions for 2001, 2000, and 1999 to this plan amounted to $49,130, $44,411, and $42,149, respectively.

     Supplemental Retirement Plan
     ----------------------------

     Effective December 1, 2001, the Directors Retirement Plan was adopted to provide post-retirement payments over a ten-year period to members of the Board of Directors who have completed five or more years of service. The Plan requires payment of 25 percent of the final average annual board fees paid to a director in the three years preceding the director's retirement. The expense of the plan for the year ended December 31, 2001 amounted to $4,107.

     Stock Option Plan
     -----------------

     At the annual meeting in May 1999, the Board of Directors approved and stockholders ratified the formation of the 1999 Stock Option Plan (the "Plan"). The Plan provides for granting incentive stock options and non-qualified stock options for key officers and employees and non-employee directors of the Company. A total of 114,866 shares of authorized and unissued or issued common stock are reserved for issuance under the Plan, which expires ten years from the date of stockholder ratification. The per share exercise price of an option granted will not be less than the fair value of a share of common stock on the date the option is granted. No option shall become exercisable earlier than one year from the date the Plan was approved by the stockholders.

     The following table presents share data related to the outstanding options:

                                             Weighted-             Weighted-
                                              average               average
                                              Exercise              Exercise
                                     2001      Price       2000      Price
                                    ------   ---------   -------   ---------

     Outstanding, January 1         20,980    $27.42       9,900    $31.53
     Granted                            --        --      11,480     24.00
     Exercised                          --        --          --        --
     Forfeited                          --        --        (400)    31.00
                                    ------                ------

     Outstanding, December 31       20,980    $27.42      20,980    $27.42
     Exercisable at year-end        ======                ======

                                    20,980     27.42       9,500     31.55
     Exercisable at year-end        ======                ======

     -----------------
     The following table summarizes the characteristics of stock options at December 31, 2001:

                                              Outstanding                Exercisable
                                    -------------------------------   -----------------
                                             Contractual   Average             Average
                         Exercise              Average     Exercise            Exercise
        Grant Date        Price     Shares      Life         Price    Shares     Price
     -----------------   --------   ------   -----------   --------   ------   --------
     June 14, 1999        $31.75     7,000       7.45       $31.75     7,000    $31.75
     November 23, 1999     31.00     2,500       7.89        31.00     2,500     31.00
     December 11, 2000     24.00    11,480       8.95        24.00    11,480     24.00
                                    ------                            ------

                                    20,980                   27.42    20,980     27.42
                                    ======                            ======

     The Company accounts for the Plan under provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the Plan because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date.

     For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compen-sation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2000 and 1999: (1) expected dividend yield was 2.50 percent and 2.00 percent, respectively; (2) risk-free interest rate of 5.29 percent and 5.34 percent, respectively; (3) expected volatility of 5.00 percent; and (4) expected lives of options of ten years.

                                                  2001           2000
                                               ----------     ----------

     Net income applicable to common stock:
          As reported                          $2,270,607     $2,236,671
          Pro forma                             2,232,963      2,195,370
     Basic net income per common share:
          As reported                          $     2.06     $     2.02
          Pro forma                                  2.02           1.97
     Diluted net income per common share:
          As reported                          $     2.06     $     2.02
          Pro forma                                  2.02           1.97

15.  COMMITMENTS

          In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments reflect the extent of involvement in particular types of financial instruments which were comprised of the following:

                                                2001               2000
                                             -----------        -----------

          Commitments to extend credit       $17,265,756        $10,103,358
          Standby letters of credit               72,692            100,692
                                             -----------        -----------
                    Total                    $17,338,448        $10,204,050
                                             ===========        ===========

          The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Generally, collateral is not required to support financial instruments with credit risk. The terms are typically for a one-year period with an annual renewal option subject to prior approval by management.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available commercial and personal lines of credit. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

     The exposure to loss under these commitments is limited by subjecting them to credit approval and monitoring procedures. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future funding requirements.

16.  REGULATORY RESTRICTIONS

     Loans
     -----

     Federal law prevents the Company from borrowing from the Bank unless the loans are secured by specific obligations. Further, such secured loans are limited in amount of ten percent of the Bank's common stock and capital surplus.

     Dividends
     ---------

     The Bank is subject to a dividend restriction which generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2002 is $2,477,000 plus 2002 profits retained up to the date of the dividend declaration.

17.  REGULATORY CAPITAL

     Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

     In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital categories ranging from "well capitalized" to "critically undercapitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

     As of December 31, 2001 and 2000, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent, respectively.

     The Company's actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company's.

                                                2001                   2000
                                        -------------------    ------------------
                                          Amount      Ratio      Amount     Ratio
                                        -----------   -----    ----------   -----
     Total Capital
     (to Risk-weighted Assets)
     -------------------------

     Actual                             $21,147,628   17.82    19,534,601   17.75%
                                                           %$
     For Capital Adequacy Purposes        9,493,703    8.00     8,802,236    8.00
     To Be Well Capitalized              11,867,129   10.00    11,002,795   10.00

     Tier I Capital
     (to Risk-weighted Assets)
     -------------------------

     Actual                             $19,657,090   16.56    18,154,551   16.50%
                                                           %$
     For Capital Adequacy Purposes        4,746,851    4.00     4,401,118    4.00
     To Be Well Capitalized               7,120,277    6.00     6,601,677    6.00

     Tier I Capital
     (to Average Assets)
     -------------------

     Actual                             $19,657,090    9.94    18,154,551   10.32%
                                                           %$
     For Capital Adequacy Purposes        7,906,376    4.00     7,037,304    4.00
     To Be Well Capitalized               9,882,970    5.00     8,796,631    5.00

18.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments at December 31, are as follows:

                                                 2001                          2000
                                      ---------------------------   ---------------------------
                                        Carrying         Fair         Carrying        Fair
                                         Value          Value           Value         Value
                                      ------------   ------------   ------------   ------------
     Financial assets:
        Cash and due from banks       $  3,443,435   $  3,443,435   $  3,574,875   $  3,574,875
        Federal funds sold               2,450,000      2,450,000      1,265,000      1,265,000
        Interest-bearing deposits
          in other institutions          1,240,207      1,240,207        984,441        984,441
        Investment securities:
           Available for sale           21,179,786     21,179,786     11,868,337     11,868,337
           Held to maturity             10,229,068     10,471,978     17,942,310     17,942,255
        Net loans                      150,766,103    157,569,103    133,266,893    135,415,893
        Regulatory stock                 1,056,000      1,056,000        912,900        912,900
        Accrued interest receivable        753,064        753,064        893,211        893,211
                                      ------------   ------------   ------------   ------------
             Total                    $191,117,663   $198,163,573   $170,707,967   $172,856,912
                                      ============   ============   ============   ============
     Financial liabilities:
        Deposits                      $167,382,728   $170,258,728   $147,166,046   $147,424,151
        Short-term borrowings              660,678        660,678        543,222        543,222
        Other borrowings                 9,301,334      9,679,000      9,861,596      9,907,000
        Accrued interest payable           607,204        607,204        568,277        568,277
                                      ------------   ------------   ------------   ------------
             Total                    $177,951,944   $181,205,610   $158,139,141   $158,442,650
                                      ============   ============   ============   ============

     Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

     Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

     If no readily available market exists, the fair value estimates for financial instruments should be based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

     As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

     The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

     Cash and Due from Banks, Interest-bearing Deposits in Other Institutions,
     -------------------------------------------------------------------------
     Federal Funds Sold, Regulatory Stock, Accrued Interest Receivable, Accrued
     --------------------------------------------------------------------------
     Interest Payable, and Short-term Borrowings
     -------------------------------------------

     The fair value is equal to the current carrying value.

     Investment Securities
     ---------------------

     The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

     Loans, Deposits, and Other Borrowings
     -------------------------------------

     The fair value of loans, certificates of deposit, and other borrowings is estimated by discounting the future cash flows using a simulation model which estimates future cash flows and constructs discount rates that consider reinvestment opportunities, operating expenses, noninterest income, credit quality, and prepayment risk. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end.

     Commitments to Extend Credit
     ----------------------------

     These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 15.

19.  PARENT COMPANY

Following are condensed financial statements for the Company.

                                  CONDENSED BALANCE SHEET

                                                                  December 31,
                                                               2001           2000
                                                            -----------   -----------
     ASSETS
         Cash and due from banks                            $   167,074   $   502,849
         Interest-bearing deposits in other institutions        377,207        26,441
         Investment in subsidiary bank                       19,242,526    17,681,862
         Other assets                                                --        32,210
                                                            -----------   -----------

     TOTAL ASSETS                                           $19,786,807   $18,243,362
                                                            ===========   ===========

     STOCKHOLDERS' EQUITY                                   $19,786,807   $18,243,362
                                                            ===========   ===========

                               CONDENSED STATEMENT OF INCOME

                                                     Year Ended December 31,
                                                  2001         2000         1999
                                               ----------   ----------   ----------
     INCOME
         Dividends from subsidiary bank        $  854,703   $1,335,994   $  765,617
         Interest income                            4,709       25,600       49,823
                                               ----------   ----------   ----------
              Total income                        859,412    1,361,594      815,440

     EXPENSES                                     152,626      120,243       55,704
                                               ----------   ----------   ----------

     Income before income tax benefit             706,786    1,241,351      759,736

     Income tax benefit                           (48,063)     (34,178)          --

     Income before equity in undistributed
       net income of subsidiary                   754,849    1,275,529      759,736

     Equity in undistributed net income
       of subsidiary                            1,515,758      961,142    1,159,273
                                               ----------   ----------   ----------

     NET INCOME                                $2,270,607   $2,236,671   $1,919,009
                                               ==========   ==========   ==========

                             CONDENSED STATEMENT OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                   2001            2000           1999
                                                                -----------    -----------    -----------
     OPERATING ACTIVITIES
         Net income                                             $ 2,270,607    $ 2,236,671    $ 1,919,009
         Adjustments to reconcile net income to
           net cash provided by operating activities:
              Equity in undistributed net
                income of subsidiary                             (1,515,758)      (961,142)    (1,159,273)
              Other                                                  32,210        (32,176)          (898)
                                                                -----------    -----------    -----------
                       Net cash provided by
                          operating activities                      787,059      1,243,353        758,838
                                                                -----------    -----------    -----------

     INVESTING ACTIVITIES
         Decrease (increase) in interest-bearing
             deposits in other institutions                        (350,766)     1,002,177       (389,814)
         Investment securities available for sale:
             Proceeds from repayments and maturities                     --             --      1,500,000

             Purchases                                                   --             --     (1,500,000)

         Investment securities held to maturity:
             Proceeds from repayments and maturities                     --             --        500,000

                                                                -----------    -----------    -----------
                      Net cash provided by (used for)
                         investing activities                      (350,766)     1,002,177        110,186
                                                                -----------    -----------    -----------

     FINANCING ACTIVITIES
         Purchase of treasury stock                                      --     (1,311,050)      (306,175)
         Sale of treasury stock                                          --         44,499         96,286
         Cash dividends                                            (772,068)      (595,255)      (572,343)
                                                                -----------    -----------    -----------
                       Net cash used for financing activities      (772,068)    (1,861,806)      (782,232)
                                                                -----------    -----------    -----------

                       Increase (decrease) in cash                 (335,775)       383,724         86,792

     CASH AT BEGINNING OF YEAR                                      502,849        119,125         32,333
                                                                -----------    -----------    -----------
     CASH AT END OF YEAR                                        $   167,074    $   502,849    $   119,125
                                                                ===========    ===========    ===========

20.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                   Three Months Ended
                                  ------------------------------------------------------
                                   March 31,    June 30,    September 30,   December 31,
                                     2001         2001          2001            2001
                                  ----------   ----------   -------------   ------------
     Total interest income        $3,299,426   $3,462,634     $3,508,111     $3,534,205
     Total interest expense        1,655,626    1,725,151      1,730,710      1,636,435
                                  ----------   ----------     ----------     ----------

     Net interest income           1,643,800    1,737,483      1,777,401      1,897,770
     Provision for loan losses        39,000       41,000         45,000         45,000
                                  ----------   ----------     ----------     ----------

     Net interest income after
       provision for loan losses   1,604,800    1,696,483      1,732,401      1,852,770

     Total noninterest income        258,665      267,775        365,793        204,153
     Total noninterest expense     1,090,308    1,237,226      1,149,978      1,263,862
                                  ----------   ----------     ----------     ----------

     Income before income taxes      773,157      727,032        948,216        793,061
     Income taxes                    235,900      235,600        288,326        211,033
                                  ----------   ----------     ----------     ----------

     Net income                   $  537,257   $  491,432     $  659,890     $  582,028
                                  ==========   ==========     ==========     ==========
     Per share data:
     Net income
          Basic                   $     0.49   $     0.45     $     0.60     $     0.53
          Diluted                       0.49         0.44           0.60           0.53
     Average shares outstanding
          Basic                    1,102,954    1,102,954      1,102,954      1,102,954
          Diluted                  1,104,304    1,104,694      1,103,475      1,103,395

                                                      Three Months Ended
                                    ------------------------------------------------------
                                     March 31,    June 30,    September 30,   December 31,
                                       2000         2000          2000            2000
                                    ----------   ----------   -------------   ------------
     Total interest income          $3,050,487   $3,141,341     $3,268,702     $3,309,640
     Total interest expense          1,357,310    1,409,416      1,542,773      1,600,385
                                    ----------   ----------     ----------     ----------

     Net interest income             1,693,177    1,731,925      1,725,929      1,709,255
     Provision for loan losses          75,000       75,000         75,000         50,000
                                    ----------   ----------     ----------     ----------

     Net interest income after
       provision for loan losses     1,618,177    1,656,925      1,650,929      1,659,255

     Total noninterest income          219,897      224,333        247,238        291,195
     Total noninterest expense       1,045,414    1,097,167      1,072,384      1,193,652
                                    ----------   ----------     ----------     ----------

     Income before income taxes        792,660      784,091        825,783        756,798
     Income taxes                      235,370      232,000        254,000        201,291
                                    ----------   ----------     ----------     ----------

     Net income                     $  557,290   $  552,091     $  571,783     $  555,507
                                    ==========   ==========     ==========     ==========

     Per share data:
     Net income
          Basic                     $     0.50   $     0.50     $     0.52     $     0.50
          Diluted                         0.50         0.50           0.52           0.50
     Average shares outstanding
          Basic                      1,117,069    1,101,675      1,101,554      1,101,663
          Diluted                    1,117,069    1,101,675      1,101,554      1,101,663


Item 9 -- Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

     None

                                    Part III

Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------

     Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

Item 11 -- Executive Compensation
---------------------------------

     Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------

     Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

                                     Part IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a)(1) Financial Statements
       --------------------

     The following financial statements are included in this document in Item 8:

     .    Report of Independent Auditors
     .    Consolidated Balance Sheets at December 31, 2001 and 2000
     . Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999
     . Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999
     . Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
     .    Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules
            -----------------------------

          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (a)(3) Exhibits
            --------

          See the list of exhibits below

     (b) Reports on Form 8-K Filed During the Quarter ended December 31, 2001
         --------------------------------------------------------------------

     On November 23, 2001 Middlefield Banc Corp. filed a Report on Form 8-K. The Form 8-K contained a copy of a November 20, 2001 press release announcing the declaration of regular and special dividends and expansion of the board of directors.

(c) Exhibits Required by Item 601 of Regulation S-K
    -----------------------------------------------

Exhibit
Number    Description                                 Location
-------   -----------------------------------------   ----------------------------------------------------------
  3.1     Second Amended and Restated Articles of     Incorporated by reference to the identically numbered
          Incorporation of Middlefield Banc Corp.     exhibit to the registration statement on Form 10 (File No.
                                                      033-23094) filed on April 17, 2001

  3.2     Regulations of Middlefield Banc Corp.       Incorporated by reference to the identically numbered
                                                      exhibit to the registration statement on Form 10 (File No.
                                                      033-23094) filed on April 17, 2001

    4     Specimen Stock Certificate                  Incorporated by reference to the identically numbered
                                                      exhibit to the registration statement on Form 10 (File No.
                                                      033-23094) filed on April 17, 2001

 10.1*    1999 Stock Option Plan of Middlefield       Incorporated by reference to the identically numbered
          Banc Corp.                                  exhibit to the registration statement on Form 10 (File No.
                                                      033-23094) filed on April 17, 2001

 10.2*    Severance Agreement of President and        filed herewith
          Chief Executive Officer

 10.3*    Severance Agreement of Executive Vice       filed herewith (executive officers Teresa M. Hetrick, Jack
          President                                   L. Lester, Nancy C. Snow, and Donald L. Stacy also entered into severance agreements in the form included as Exhibit
                                                      10.3)

 10.4     Federal Home Loan Bank of Cincinnati        Incorporated by reference to the identically numbered
          Agreement for Advances and Security         exhibit to the registration statement on Form 10 (File No.
          Agreement dated September 14, 2000          033-23094) filed on April 17, 2001

 10.5*    Collateral Assignment Split Dollar          Incorporated by reference to the identically numbered
          Agreement between the President and Chief   exhibit to Amendment No. 1 of the registration statement
          Executive Officer and The Middlefield       on Form 10 (File No. 033-23094) filed on June 14, 2001
          Banking Company

 10.6*    Director Retirement Agreement with          filed herewith
          Richard T. Coyne

 10.7*    Director Retirement Agreement with          filed herewith
          Frances H. Frank

 10.8*    Director Retirement Agreement with Thomas   filed herewith
          C. Halstead

 10.9*    Director Retirement Agreement with George   filed herewith
          F. Hasman

10.10*    Director Retirement Agreement with Donald   filed herewith
          D. Hunter

10.11*    Director Retirement Agreement with Martin   filed herewith
          S. Paul

10.12*    Director Retirement Agreement with Donald   filed herewith
          E. Villers

Exhibit
Number    Description                                 Location
-------   -----------------------------------------   ----------------------------------------------------------
   21     Subsidiaries of Middlefield Banc Corp.      Incorporated by reference to the identically numbered
                                                      exhibit to the registration statement on Form 10 (File No.
                                                      033-23094) filed on April 17, 2001

   23     Consent of S.R. Snodgrass, A.C.,            filed herewith
          independent auditors of Middlefield Banc
          Corp.

99.1*     Form of Indemnification Agreement with      Incorporated by reference to the identically numbered
          directors of Middlefield Banc Corp. and     exhibit to Amendment No. 1 of the registration statement
          executive officers of Middlefield Banc      on Form 10 (File No. 033-23094) filed on June 14, 2001
          Corp. and The Middlefield Banking Company

*    Management contract or compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Middlefield Banc Corp.


                                      By: /s/ Thomas G. Caldwell
                                          ------------------------------------
                                          Thomas G. Caldwell
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas G. Caldwell                                     March 26, 2002
------------------------------------------------------           --
Thomas G. Caldwell
President, Chief Executive Officer, and Director


/s/ Donald L. Stacy                                        March 26, 2002
------------------------------------------------------           --
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)


/s/ Richard T. Coyne                                       March 26, 2002
------------------------------------------------------           --
Richard T. Coyne, Director


/s/ Frances H. Frank                                       March 26, 2002
------------------------------------------------------           --
Frances H. Frank, Director


/s/ Thomas C. Halstead                                     March 26, 2002
------------------------------------------------------           --
Thomas C. Halstead, Director


/s/ George F. Hasman                                       March 26, 2002
------------------------------------------------------           --
George F. Hasman, Director


/s/ James R. Heslop, II                                    March 26, 2002
------------------------------------------------------           --
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director


/s/ Donald D. Hunter                                       March 26, 2002
------------------------------------------------------           --
Donald D. Hunter, Chairman of the Board
and Director


/s/ Martin S. Paul                                         March 26, 2002
------------------------------------------------------           --
Martin S. Paul, Director


/s/ Donald E. Villers                                      March 26, 2002
------------------------------------------------------           --
Donald E. Villers, Director