Form 10-Q
period 2002-03-31
MIDDLEFIELD BANC CORP
filed 2002-05-14
CIK 836147

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20552

                                  FORM 10 - Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended March 31, 2002


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                   For the transition period from         to

                        Commission File Number 33-23094
                        -------------------------------

                            Middlefield Banc Corp.
            (Exact name of registrant as specified in its charter)

           Ohio                                            34-1585111
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             15985 East High Street, Middlefield, Ohio 44062-0035
                   (Address of principal executive offices)

                                (440) 632-1666
             (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                    Class: Common Stock, without par value
                     Outstanding at May 8, 2002: 1,103,744

                            MIDDLEFIELD BANC CORP.

                                     INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                    --------
PART I  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet (Unaudited) as of                                               3
                   March 31, 2002 and December 31, 2001

               Consolidated Statement of Income (Unaudited)
                   for the Three Months ended March 31, 2002 and 2001                                     4

               Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                      5

               Consolidated Statement of Cash Flows (Unaudited)
                   for the Three Months ended March 31, 2002 and 2001                                     6

               Notes to Unaudited Consolidated Financial Statements                                       7

     Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                     9 - 14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           14 - 15

PART II  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                         16

     Item 2.   Changes in Securities                                                                     16

     Item 3.   Default Upon Senior Securities                                                            16

     Item 4.   Submissions of Matters to a Vote of Security Holders                                      16

     Item 5.   Other Information                                                                         16

     Item 6.   Exhibits and Reports on Form 8 - K                                                        16

SIGNATURES                                                                                               17

                            MIDDLEFIELD BANC CORP.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                           March 31,        December 31,
                                                                             2002               2001
                                                                        --------------     --------------
ASSETS
  Cash and due from banks                                               $    3,722,638     $    3,443,435
  Federal funds sold                                                         1,480,000          2,450,000
                                                                        --------------     --------------
  Cash and cash equivalents                                                  5,202,638          5,893,435
  Interest-bearing deposits in other institutions                            1,243,055          1,240,207
  Investment securities available for sale                                  22,667,551         21,179,786
  Investment securities held to maturity (estimated
    market value of $8,917,481 and $10,471,978)                              8,712,359         10,229,068
  Loans                                                                    159,307,880        152,828,355
  Less allowance for loan losses                                             2,095,246          2,062,252
                                                                        --------------     --------------
          Net loans                                                        157,212,634        150,766,103
  Premises and equipment                                                     6,375,160          6,244,797
  Accrued interest and other assets                                          2,706,127          2,304,568
                                                                        --------------     --------------

          TOTAL ASSETS                                                  $  204,119,524     $  197,857,964
                                                                        ==============     ==============

LIABILITIES
  Deposits:
      Noninterest-bearing demand                                        $   23,169,308     $   24,952,407
      Interest-bearing demand                                                7,776,166          6,523,152
      Money market                                                           8,306,196          7,940,807
      Savings                                                               45,242,152         41,518,906
      Time                                                                  86,522,045         86,447,456
                                                                        --------------     --------------
          Total deposits                                                   171,015,867        167,382,728
  Short-term borrowings                                                        665,261            660,678
  Other borrowings                                                          11,238,983          9,301,334
  Accrued interest and other liabilities                                     1,107,152            726,417
                                                                        --------------     --------------
          TOTAL LIABILITIES                                                184,027,263        178,071,157
                                                                        --------------     --------------

STOCKHOLDERS' EQUITY
  Common stock, no par value; 5,000,000 shares authorized,
    1,149,266 and 1,148,676 shares issued                                    6,301,171          6,287,011
  Retained earnings                                                         15,192,791         14,842,519
  Accumulated other comprehensive income                                        74,739            133,717
  Treasury stock, at cost (45,722 shares)                                   (1,476,440)        (1,476,440)
                                                                        --------------     --------------
          TOTAL STOCKHOLDERS' EQUITY                                        20,092,261         19,786,807
                                                                        --------------     --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  204,119,524     $  197,857,964
                                                                        ==============     ==============

See accompanying notes to unaudited consolidated financial statements.

                            MIDDLEFIELD BANC CORP.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                     2002                 2001
                                                               ------------------   -----------------
INTEREST INCOME
     Interest and fees on loans                                $     2,999,617     $     2,821,950
     Interest-bearing deposits in
          other institutions                                            16,436              15,104
     Federal funds sold                                                 15,653              42,667
     Investment securities:
          Taxable interest                                             285,086             299,881
          Tax-exempt interest                                          109,531             119,824
                                                              ------------------   -----------------
                   Total interest income                             3,426,323           3,299,426
                                                              ------------------   -----------------

INTEREST EXPENSE
     Deposits                                                        1,388,572           1,514,724
     Short-term borrowings                                               1,272               4,894
     Other borrowings                                                  146,224             136,008
                                                              ------------------   -----------------
                   Total interest expense                            1,536,068           1,655,626
                                                              ------------------   -----------------

NET INTEREST INCOME                                                  1,890,255           1,643,800

Provision for loan losses                                               75,000              39,000
                                                              ------------------   -----------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                         1,815,255           1,604,800
                                                              ------------------   -----------------

NONINTEREST INCOME
     Service charges on deposit accounts                               222,910             222,041
     Other income                                                       38,167              36,624
                                                              ------------------   -----------------
                   Total noninterest income                            261,077             258,665
                                                              ------------------   -----------------

NONINTEREST EXPENSE
     Salaries and employee benefits                                    578,865             545,367
     Occupancy expense                                                  87,242              80,161
     Equipment expense                                                  83,208              60,836
     Data processing costs                                              84,968              64,914
     Ohio state franchise tax                                           67,550              60,050
     Other expense                                                     357,589             278,980
                                                              ------------------   -----------------
                   Total noninterest expense                         1,259,422           1,090,308
                                                              ------------------   -----------------

Income before income taxes                                             816,910             773,157
Income taxes                                                           268,000             235,900
                                                              ------------------   -----------------
NET INCOME                                                    $        548,910     $       537,257
                                                              ==================   =================

EARNINGS PER SHARE
          Basic                                               $           0.50     $          0.49
          Diluted                                                         0.50                0.49

See accompanying notes to unaudited consolidated financial statements.

                            MIDDLEFIELD BANC CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                        Accumulated
                                                                           Other                          Total
                                            Common        Retained     Comprehensive     Treasury     Stockholders'    Comprehensive
                                            Stock         Earnings         Income          Stock         Equity           Income
                                           --------      ----------   ---------------   ----------   ---------------  --------------
Balance, December 31, 2001                $ 6,287,011   $ 14,842,519     $ 133,717     $ (1,476,440)   $ 19,786,807

Net income                                                   548,910                                        548,910     $   548,910
Other comprehensive income:
 Unrealized loss on available for sale
   securities net of tax benefit of
   $30,383                                                                 (58,978)                         (58,978)        (58,978)
                                                                                                                        -----------
Comprehensive income                                                                                                    $   489,932
                                                                                                                        ===========
Stock options exercised                        14,160                                                        14,160
Cash dividends ($.18 per share)                             (198,638)                                      (198,638)
                                          -----------   ------------     ---------     ------------    ------------
Balance, March 31, 2002                   $ 6,301,171   $ 15,192,791     $  74,739     $ (1,476,440)   $ 20,092,261
                                          ===========   ============     =========     ============    ============

See accompanying notes to unaudited consolidated financial statements.

                            MIDDLEFIELD BANC CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            2002                    2001
                                                                       --------------          -------------
OPERATING ACTIVITIES
     Net income                                                        $      548,910          $     537,257
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                        75,000                 39,000
              Depreciation                                                     81,777                 71,796
              Amortization of premium and
               discount on investment securities                               24,356                 12,116
              Amortization of net deferred loan costs (fees)                  (58,051)                 9,204
              Increase in accrued interest receivable                         (99,375)               (61,772)
              Increase (decrease) in accrued interest payable                 (91,871)                90,151
              Other, net                                                      227,275                (32,363)
                                                                       --------------          -------------
                    Net cash provided by operating activities                 708,021                665,389
                                                                       --------------          -------------
INVESTING ACTIVITIES
     Increase in interest-bearing deposits in other
            institutions, net                                                  (2,848)                     -
     Investment securities available for sale:
              Proceeds from repayments and maturities                         960,525              1,368,956
              Purchases                                                    (2,553,750)            (3,610,741)
     Investment securities held to maturity:
              Proceeds from repayments and maturities                       1,508,452              2,314,300
     Increase in loans, net                                                (6,463,480)            (1,577,529)
     Purchase of Federal Home Loan Bank stock                                 (26,470)                     -
     Purchase of premises and equipment                                      (212,140)              (124,219)
                                                                       --------------          -------------
                Net cash used for investing activities                     (6,789,711)            (1,629,233)
                                                                       --------------          -------------
FINANCING ACTIVITIES
     Net increase in deposits                                               3,633,139              4,605,286
     Increase (decrease) in short-term borrowings, net                          4,583               (129,479)
     Repayment of other borrowings                                            (62,351)               (57,335)
     Proceeds from other borrowings                                         2,000,000                      -
     Proceeeds from stock options exercised                                    14,160                      -
     Cash dividends                                                          (198,638)              (154,414)
                                                                       --------------          -------------
                Net cash provided by financing activities                   5,390,893              4,264,060
                                                                       --------------          -------------
                Increase (decrease) in cash and cash equivalents             (690,797)             3,300,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            5,893,435              4,839,875
                                                                       --------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    5,202,638          $   8,140,091
                                                                       ==============          =============
SUPPLEMENTAL INFORMATION
     Cash paid during the year for:
              Interest on deposits and borrowings                      $    1,627,939          $   1,565,475
              Income taxes                                                          -                      -

See accompanying notes to unaudited consolidated financial statements.

                            MIDDLEFIELD BANC CORP.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Middlefield") includes its wholly owned subsidiary, The Middlefield Banking Company (the "Bank"). All significant intercompany items have been eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield's financial position and the results of operations and cash flows. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America.
The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield's Form 10-K (File No. 33-23094). The results of Middlefield's operations for any interim period are not necessarily indicative of the results of Middlefield's operations for any other interim period or for a full fiscal year.

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

        Weighted-average common shares outstanding      1,148,938   1,148,676

        Average treasury stock shares                     (45,722)    (45,722)
                                                       ----------   ---------

        Weighted-average common shares and
          common stock equivalents used to
          calculate basic earnings per share            1,103,216   1,102,954

        Additional common stock equivalents
          (stock options) used to calculate
          diluted earnings per share                        1,061       1,350
                                                       ----------   ---------

        Weighted-average common shares and
          common stock equivalents used
          to calculate diluted earnings per share       1,104,277   1,104,304
                                                       ==========   =========


Options to purchase 9,500 shares of common stock at prices from $31.00 to $31.75 per share were outstanding during 2002 and 2001 but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the three months ended March 31, 2001, comprehensive income totaled $639,185.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001.
-------------------------------------------------------------------------

Total assets increased $6.3 million to $204.1 million at March 31, 2002 from $197.9 million at December 31, 2001. This increase primarily resulted from an increase in net loans receivable of $6.4 million that was funded by net increases in deposits and borrowings of $3.6 million and $1.9 million, respectively.

Total loans increased to $159.3 million at March 31, 2002 from $152.8 million at December 31, 2001. The increase in net loans receivable resulted from the economic health of Middlefield's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The majority of the increased lending activity is predominately residential mortgage loans and commercial and commercial real estate. Such loans grew $3.4 million and $3.3 million, respectively, at March 31, 2002. The increased lending is attributed to continued customer referrals and Middlefield's overall relationship with its customers.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At March 31, 2002, Middlefield's allowance for loan losses remained relatively unchanged at $2.1 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

Total deposits increased to $171.0 million at March 31, 2002 from $167.4 million at December 31, 2001. Growth was primarily concentrated in savings deposits and resulted from continual marketing efforts by management, as well as customer preferences to readily accessible deposit products.

Other borrowings increased to $11.2 million at March 31, 2002 from $9.3 million at December 31, 2001. This increase was the result of an additional $2.0 million in Federal Home Loan Bank borrowings to be repaid over a ten-year period. As noted previously, the proceeds from this borrowing was used to fund loan demand.

Total stockholders' equity increased to $20.1 million at March 31, 2002 due to net income of $549,000 that was offset partially by dividend payments of $199,000 and a reduction in accumulated other comprehensive income of $59,000. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies.

Comparison of Results of Operations for the Three Months Ended March 31, 2002
-----------------------------------------------------------------------------
and 2001.
--------

Middlefield recorded net income of $549,000 for the three month period ended March 31, 2002 as compared to net income of $537,000 for the same period ended March 31, 2001. This increase in net income was due to the significant growth in net interest income of $246,000 while offset by increases in noninterest expense and the provision for loan losses of $169,000 and $36,000 respectively. Basic and diluted earnings per share increased to $.50 per share for the three months ended March 31, 2002 from $.49 per share for the same period ended 2001.

Net interest income for the three months ended March 31, 2002 increased to $1,890,000, compared to $1,644,000 for the same period ended 2001. Interest income for the first three months of 2002 was $3,426,000 as compared to $3,299,000 for the same period ended 2001. This increase of $127,000 was influenced primarily by an increase in interest earned on loans receivable of $178,000, while offset by decreases in interest earned on federal funds sold and investment securities of $27,000 and $25,000, respectively. Although Middlefield intentionally caused a decrease to its interest rate yields, interest income was driven by increases in average balances of interest-earning assets. The average balance of loans receivable increased $19,302,000 to $154.9 million during 2002, as compared to $135.6 million for the 2001 period. The tax-equivalent yield on interest earning assets decreased to 7.25% for the three months ended 2002 from 7.90% for same period ended 2001, and primarily resulted from a 58 basis point and 67 basis point decrease in loans receivable and investment securities, respectively. During 2001, the Federal Reserve Board adopted a policy of aggressive interest rate reduction that resulted in this adverse impact on the yield on earning assets.

Interest expense decreased $120,000 for the three months ended March 31, 2002 to $1,536,000 from $1,656,000 for the same period ended 2001. Interest expense incurred on deposits decreased $126,000 for the three months ended March 31, 2002 as compared to the same period ended 2001. This was primarily attributable to a declining interest rate environment which resulted in the cost of funds decreasing to 4.34% for the three months ended March 31, 2002 from 4.85% for the same period 2001. The yield on certificates of deposit, money market, and interest-bearing checking accounts declined 73 basis points, 100 basis points, and 68 basis points, respectively, and reflect the overall trend in the interest rate environment during this period. Slightly offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $4.9 million to $141.5 million for the three months ended March 31, 2002.

Total non-interest income for the three months ended March 31, 2002 remained relatively unchanged from 2001. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services.

Total non-interest expenses increased $169,000 for the three months ended March 31, 2002, as compared to the same period ended 2001. Compensation and employee benefits increased $33,000 primarily as a result of normal merit raises. Occupancy and equipment expenses increased $29,000 as a result of added capital expenditures in prior years. As a result of increased transaction activity from operating a larger organization, data processing expenses increased $20,000 during 2002 as compared to 2001. In addition, other expenses increased $79,000 for the three month period ended March 31, 2002 as compared to the prior year period, as a result of costs incurred for professional fees associated with outside assistance in complying with the increased levels of regulatory compliance of a publicly reported company. Middlefield has also purchased land for expansion of a new branch network in early 2003, and anticipates incurring additional capital and operational expenditures in the next twelve months.

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

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e., federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At March 31, 2002, cash and cash equivalents totaled $5.2 million or 2.6% of total assets while investment securities classified as available for sale totaled $22.7 million or 11.1% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $708,000 and $665,000 for the three month periods ended March 31, 2002 and 2001, respectively, and were generated principally from net income of approximately $550,000 for both periods.

Investing activities used $6.8 million and $1.6 million in funds during the first three months of 2002 and 2001, respectively. These cash usages primarily consisted of loan originations and repayments of $6.5 million and $1.6 million, respectively.

Financing activities consist of the solicitation and repayment of customer deposits, and borrowings and repayment. During the three months ended March 31, 2002, net cash provided by financing activities totaled $5.4 million, principally derived from an increase in deposit accounts in general, and savings deposits specifically. Also contributing to this influx of cash was proceeds from borrowings of $2.0 million. During the same period ended 2001, net cash provided by financing activities was $4.3 million, and consisted almost entirely of an increase in deposit accounts.

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

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2002, both Middlefield and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 16.87%, 15.61%, 9.97%, and the bank's were 16.47%, 15.21%, 9.72%, respectively, at March 31, 2002.

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

                                                        March 31,   December 31,
                                                          2002           2001
                                                         -----          -----
                                                        (Dollars in thousands)

Loans on nonaccrual basis                                $ 274          $   -
Loans past due 90 days or more and still accruing           96            254
                                                         -----          -----
Total nonperforming loans                                $ 370          $ 254
                                                         -----          -----

Nonperforming loans as a percent of total loans           0.23%          0.17%
                                                         =====          =====

Nonperforming assets as a percent of total assets         0.18%          0.13%
                                                         =====          =====

At March 31, 2002 and December 31, 2001, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 2002, impaired loans had no material effect on the Company's financial position or results of operations.

During the three month period ended March 31, 2002, loans increased $6.5 million while nonperforming loans increased to a total of $116,000. The allowance for loan losses increased $33,000 during this same period and the resulting percentage of allowance for loan losses to loans outstanding declined to 1.32% as compared to 1.35% at December 31, 2001. Nonperforming loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at March 31, 2002 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield's anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield's ability to manage effectively.

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

* Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

     (b) No reports on Form 8-K were filed by Middlefield Banc Corp. during the quarter ended March 31, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                       MIDDLEFIELD BANC CORP.


Date:   May 10, 2002                    By: /s/ Thomas G. Caldwell
                                           -----------------------------
                                           Thomas G. Caldwell
                                           President and Chief Executive Officer



Date:   May 10, 2002                    By: /s/ Donald L. Stacy
                                           -----------------------------
                                           Donald L. Stacy
                                           Principal Financial and Accounting
                                           Officer