Form 10-Q
period 2002-06-30
MIDDLEFIELD BANC CORP
filed 2002-08-13
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10 - Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                     Class: Common Stock, without par value
                    Outstanding at August 9, 2002: 1,155,691

                             MIDDLEFIELD BANC CORP.

                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (Unaudited) as of
                June 30, 2002 and December 31, 2001                           3

             Consolidated Statement of Income (Unaudited)
                for the Three Months ended June 30, 2002 and 2001             4

             Consolidated Statement of Changes in Stockholders'
                Equity (Unaudited)                                            5

             Consolidated Statement of Cash Flow (Unaudited)
                for the Three Months ended June 30, 2002 and 2001             6

             Notes to Unaudited Consolidated Financial Statements          7-10

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               11-

    Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                               14-15

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               19

    Item 2.  Changes in Securities                                           19

    Item 3.  Default Upon Senior Securities                                  19

    Item 4.  Submissions of Matters to a Vote of Security Holders            19

    Item 5.  Other Information                                               19

    Item 6.  Exhibits and Reports on Form 8 - K                           19-20

SIGNATURES                                                                   21

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    2002               2001
                                                                                ------------      ---------------
ASSETS
     Cash and due from banks                                                 $     6,268,312      $    3,443,435
     Federal funds sold                                                            3,150,000           2,450,000
                                                                                -------------      --------------
     Cash and cash equivalents                                                     9,418,312           5,893,435
     Interest-bearing deposits in other institutions                               1,149,066           1,240,207
     Investment securities available for sale                                     25,423,981          21,179,786
     Investment securities held to maturity (estimated
       market value of $7,851,197 and $10,471,978))                                7,624,800          10,229,068
     Loans                                                                       164,357,893         152,828,355
     Less allowance for loan losses                                                2,162,043           2,062,252
                                                                                -------------      --------------
             Net loans                                                           162,195,850         150,766,103
     Premises and equipment                                                        6,328,866           6,244,797
     Accrued interest and other assets                                             2,474,675           2,304,568
                                                                                -------------      --------------

             TOTAL ASSETS                                                    $   214,615,550      $  197,857,964
                                                                                =============      ==============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                          $    26,039,948      $   24,952,407
         Interest-bearing demand                                                   7,597,162           6,523,152
         Money market                                                              9,371,154           7,940,807
         Savings                                                                  46,806,973          41,518,906
         Time                                                                     88,980,091          86,447,456
                                                                                -------------      --------------
             Total deposits                                                      178,795,328         167,382,728
     Short-term borrowings                                                         1,095,161             660,678
     Other borrowings                                                             13,148,641           9,301,334
     Accrued interest and other liabilities                                          907,721             726,417
                                                                                -------------      --------------
             TOTAL LIABILITIES                                                   193,946,851         178,071,157
                                                                                -------------      --------------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 5,000,000 shares authorized,
       1,204,463 and 1,203,633 shares issued                                       7,735,893           6,287,011
     Retained earnings                                                            14,116,847          14,842,519
     Accumulated other comprehensive income                                          292,399             133,717
     Treasury stock, at cost (45,722 shares)                                      (1,476,440)         (1,476,440)
                                                                                -------------      --------------
             TOTAL STOCKHOLDERS' EQUITY                                           20,668,699         19,786,807
                                                                                -------------      --------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   214,615,550      $  197,857,964
                                                                                =============      ==============

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                               Six Months Ended                  Three Months Ended
                                                   June 30,                            June 30,
                                             2002               2001           2002             2001
                                          -----------       -----------     ------------     ------------
INTEREST INCOME
  Interest and fees on loans             $   6,078,155     $  5,771,403    $   3,078,538    $   2,949,453
  Interest-bearing deposits in                  30,063           29,189           13,627           14,085
     other institutions
  Federal funds sold                            25,060           96,882            9,407           54,215
  Investment securities:
     Taxable interest                          581,569          625,116          296,483          325,235
     Tax-exempt interest                       210,616          239,470          101,085          119,646
                                          ------------      -----------     ------------     ------------
          Total interest income              6,925,463        6,762,060        3,499,140        3,462,634
                                          ------------       ----------     ------------     ------------

INTEREST EXPENSE
  Deposits                                   2,744,626        3,099,466        1,356,054        1,584,742
  Short-term borrowings                          3,546            9,103            2,274            4,209
  Other borrowings                             300,156          272,208          153,932          136,200
                                          ------------      -----------     ------------     ------------
          Total interest expense             3,048,328        3,380,777        1,512,260        1,725,151
                                          ------------      -----------     ------------     ------------

NET INTEREST INCOME                          3,877,135        3,381,283        1,986,880        1,737,483

Provision for loan losses                      150,000           80,000           75,000           41,000
                                          ------------      -----------     ------------     ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                   3,727,135        3,301,283        1,911,880        1,696,483
                                          ------------      -----------     ------------     ------------

NONINTEREST INCOME
  Service charges on deposit accounts          467,048          455,660          244,138          233,619
  Other income                                  77,744           70,780           39,577           34,156
                                          ------------     ------------     -----------      ------------
          Total noninterest income             544,792          526,440          283,715          267,775
                                          ------------      -----------     ------------     ------------

NONINTEREST EXPENSE
  Salaries and employee benefits             1,251,923        1,150,031          659,858          604,664
  Occupancy expense                            175,202          148,212           87,960           68,051
  Equipment expense                            164,375          141,802           81,167           80,966
  Data processing costs                        169,131          139,053           84,163           74,139
  Ohio state franchise tax                     135,050          120,050           67,500           60,000
  Other expense                                709,413          628,386          365,024          349,406
                                          ------------      -----------     ------------     ------------
          Total noninterest expense          2,605,094        2,327,534        1,345,672        1,237,226
                                          ------------      -----------     ------------     ------------

Income before income taxes                   1,666,833        1,500,189          849,923          727,032
Income taxes                                   546,000          471,500          278,000          235,600
                                          ------------      -----------     ------------     ------------

NET INCOME                              $    1,120,833     $  1,028,689    $     571,923    $     491,432
                                          ============      ===========     ============     ============

EARNINGS PER SHARE
     Basic                              $         0.97             0.89    $        0.49    $        0.42
     Diluted                                      0.97             0.89             0.49             0.42

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                        Accumulated
                                                                           Other                         Total
                                             Common        Retained    Comprehensive     Treasury     Stockholders'  Comprehensive
                                              Stock        Earnings        Income          Stock         Equity         Income
                                           ------------  ------------  -------------    -----------   -------------  -------------
Balance, December 31, 2001                 $  6,287,011  $ 14,842,519   $    133,717    $(1,476,440)   $19,786,807

Net income                                                  1,120,833                                    1,120,833    $ 1,120,833
Other comprehensive income:
    Unrealized gain on available for sale
      securities net of taxes of $52,508                                     158,682                       158,682        158,682
                                                                                                                      -----------
Comprehensive income                                                                                                  $ 1,279,515
                                                                                                                      ===========
Stock options exercised                          18,960                                                     18,960
Stock dividend                                1,429,922    (1,434,607)                                      (4,685)
Cash dividends ($.35 per share)                              (411,898)                                    (411,898)
                                           ------------  ------------   ------------    -----------    -----------
Balance, June 30, 2002                     $  7,735,893  $ 14,116,847   $    292,399    $(1,476,440)   $20,668,699
                                           ============  ============   ============    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    2002            2001
                                                                ------------    ------------
OPERATING ACTIVITIES
     Net income                                                 $  1,120,833    $  1,028,689
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                              150,000          80,000
              Depreciation and amortization                          162,392         147,114
              Amortization of premium and
                discount on investment securities                     53,587          30,619
              Amortization of net deferred loan costs (fees)        (121,255)          3,801
              Increase in accrued interest receivable                (99,375)         (3,774)
              Increase (decrease) in accrued interest payable        (91,871)        122,335
              Other, net                                             (93,732)       (300,609)
                                                                ------------    ------------
                    Net cash provided by operating activities      1,080,579       1,108,175
                                                                ------------    ------------

INVESTING ACTIVITIES
     Decrease (increase) in interest-bearing deposits in
        other institutions, net                                       91,141        (355,000)
     Investment securities available for sale:
              Proceeds from repayments and maturities              2,362,510       2,990,291
              Purchases                                           (6,405,134)     (8,682,229)
     Investment securities held to maturity:
              Proceeds from repayments and maturities              2,589,537       4,908,952
     Increase in loans, net                                      (11,458,492)     (8,071,917)
     Sale (purchase) of Federal Home Loan Bank Stock                 214,430        (106,800)
     Purchase of premises and equipment                             (246,461)       (210,458)
                                                                ------------    ------------
                  Net cash used for investing activities         (12,852,469)     (9,527,161)
                                                                ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                     11,412,600       8,409,268
     Increase (decrease) in short-term borrowings, net               434,483        (115,591)
     Repayment of other borrowings                                  (152,693)       (243,387)
     Proceeds from other borrowings                                4,000,000              --
     Exercise of stock options                                        18,960              --
     Cash dividends                                                 (416,583)       (308,827)
                                                                ------------    ------------
                  Net cash provided by financing activities       15,296,767       7,741,463

                  Increase (decrease) in cash and
                      cash equivalents                             3,524,877        (677,522)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                            5,893,435       4,839,875
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                               $  9,418,312    $  4,162,353
                                                                ============    ============

SUPPLEMENTAL INFORMATION
     Cash paid during the year for:
         Interest on deposits and borrowings                    $  3,140,199    $  3,258,442
         Income taxes                                                254,000         510,000

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

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following tables set forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                          For the Six             For the Three
                                                          Months Ended            Months Ended
                                                           June 30,                 June 30,
                                                     2002          2001        2002          2001
                                                  ----------   -----------  ----------   ----------
Weighted average common shares
   outstanding                                     1,204,149     1,203,633   1,204,387    1,203,633


Average treasury stock shares                        (45,722)      (45,722)    (45,722)     (45,722)
                                                  ----------   -----------  ----------   ----------

Weighted average common shares and
   common stock equivalents used to
   calculate basic earnings per share              1,158,427     1,157,911   1,158,665    1,157,911
                                                  ==========   ===========  ==========   ==========

Additional common stock equivalents
   (stock options) used to calculate
   diluted earnings per share                            822         1,902         531        1,827
                                                  ----------   -----------  ----------   ----------

Weighted average common shares and
   common stock equivalents used
   to calculate diluted earnings per share         1,159,249     1,159,813   1,159,196    1,159,738
                                                  ==========   ===========  ==========   ==========

Net Income                                         1,120,833     1,028,689     571,923      491,432
                                                  ==========   ===========  ==========   ==========


Options to purchase 9,975 shares of common stock at prices from $31.00 to $31.75 per share were outstanding during for all periods of 2002 and 2001 but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.


NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended June 30, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the six months ended June 30, 2001, comprehensive income totaled $1,132,239. For the three months ended June 30, 2002 and 2001, comprehensive income totaled $789,583 and $493,054, respectively.

NOTE 4- STOCK DIVIDEND

The Board of Directors approved a five percent stock dividend to stockholders of record as of June 1, 2002 payable June 14, 2002. As a result of the dividend, 54,997 additional shares of the Company's common stock were issued, common stock was increased by $1,429,922 and retained earnings decreased by $1,434,607.

Fractional shares paid were paid in cash. All average shares outstanding and all per share amounts included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock dividend.

NOTE 5- RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the Act), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and will require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company. .

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001.

Total assets increased $16.8 million to $214.6 million at June 30, 2002 from $197.9 million at December 31, 2001. This increase primarily resulted from an increase in net loans receivable of $11.5 million and cash and cash equivalents of $3.5 million that was funded by net increases in deposits and borrowings of $11.4 million and $4.3 million, respectively.

Cash and cash equivalents increased to $9.4 million at June 30, 2002 as compared to $5.9 million at December 31, 2001. This increase resulted from temporary fluctuations with correspondent banks due to the timing of customer activity.

Investment securities available for sale increased to $25.4 million at June 30, 2002 from $21.2 million at December 31, 2001. Meanwhile, investment securities held to maturity decreased to $7.6 million at June 30, 2002 from $10.2 million at December 31, 2001. The net increases in the investment securities portfolios were funded with an influx of deposits coupled with the reinvestment of called and matured securities during the year.

Total loans increased to $164.4 million at June 30, 2002 from $152.8 million at December 31, 2001. The increase in net loans receivable resulted from the economic health of Middlefield's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The majority of the increased lending activity is predominately residential mortgage and commercial real estate loans. Such loans grew $7.8 million and $7.2 million, respectively, at June 30, 2002. The increased lending is attributed to continued customer referrals and Middlefield's overall relationship with its customers. Offsetting these increases were net repayments on commercial loans of approximately $2.5 million.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At June 30, 2002, Middlefield's allowance for loan losses increased approximately $100,000 to $2.2 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

Total deposits increased to $178.8 million at June 30, 2002 from $167.4 million at December 31, 2001. Growth was primarily concentrated in savings and time deposits and resulted from the continual marketing efforts by management, as well as customer preferences to readily accessible deposit products. Such accounts grew by $5.3 million and $2.5 million, respectively, during the period.

Other borrowings increased to $13.1 million at June 30, 2002 from $9.3 million at December 31, 2001. This increase was the result of an additional $4.0 million in Federal Home Loan Bank borrowings to be repaid over a ten-year period. As noted previously, the proceeds from this borrowing were used to fund loan demand.

Total stockholders' equity increased to $20.7 million at June 30, 2002 due to net income of $1,121,000 that was offset partially by dividend payments of $412,000 and an increase in accumulated other comprehensive income of $159,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. Middlefield declared a 5.0% stock dividend during the period that resulted in a transfer between retained earnings and common stock of approximately $1.4 million. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies.

Comparison of Results of Operations for the Six and Three Months Ended June 30, 2002 and 2001.

Middlefield recorded net income of $1,121,000 for the six month period ended June 30, 2002 as compared to net income of $1,029,000 for the same period ended June 30, 2001. This increase in net income was due to the significant growth in net interest income of $496,000 while offset by increases in noninterest expense and the provision for loan losses of $277,000 and $70,000 respectively. Basic and diluted earnings per share increased to $.97 per share for the six months ended June 30, 2002 from $.89 per share for the same period ended 2001. For the three months ended June 30, 2002, Middlefield recorded net income of $572,000, or $.49 per share from $491,000 or $.42 per share for the same period ended June 30, 2001.

Net interest income for the six months ended June 30, 2002 increased to $3,877,000, compared to $3,381,000 for the same period ended 2001. Interest income for the first six months of 2002 was $6,925,000 as compared to $6,762,000 for the same period ended 2001. This increase of $163,000 was influenced primarily by an increase in interest earned on loans receivable of $307,000, while offset by decreases in interest earned on investment securities and federal funds sold of $72,000 and $71,000, respectively. Although Middlefield intentionally caused a decrease to its interest rate yields, interest income was driven by increases in average balances of interest-earning assets. The average balance of loans receivable increased $19.8 million to $157.9 million during 2002, as compared to $138.1 million for the 2001 period. The tax-equivalent yield on interest earning assets decreased to 7.21% for the six months ended 2002 from 7.87% for same period ended 2001, and primarily resulted from a 66 basis point and 52 basis point decrease in loans receivable and investment securities, respectively. During 2001, the Federal Reserve Board adopted a policy of aggressive interest rate reduction that resulted in this adverse impact on the yield on earning assets.

Interest expense decreased $332,000 for the six months ended June 30, 2002 to $3,048,000 from $3,381,000 for the same period ended 2001. Interest expense incurred on deposits decreased $355,000 for the six months ended June 30, 2002 as compared to the same period ended 2001. This was primarily attributable to a declining interest rate environment which resulted in the cost of funds decreasing to 3.92% for the six months ended June 30, 2002 from 4.84% for the same period 2001. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $19.7 million to $158.9 million for the six months ended June 30, 2002. In particular, the average balance of savings and certificates of deposits increased $11.1 million and $5.6 million, respectively. As noted previously, such increases were the result of the competitively priced products being marketed throughout Middlefield's market area.

Net interest income for the three months ended June 30, 2002 increased to $1,987,000, compared to $1,737,000 for the same period ended 2001. While interest income for the three months ended June 30, 2002 remained relatively unchanged, fluctuations within the earning assets mix resulted in increases in interest earned on loans of $129,000 that were offset mostly by reductions to interest earned on investments and federal funds sold of $47,000 and $45,000, respectively. The average balance of loans receivable increased $20.3 million to $160.9 million during 2002, as compared to $140.6 million for the 2001 period. The tax-equivalent yield on interest earning assets decreased to 7.17% for the three months ended June 30, 2002 from 7.94% for same period ended 2001, and primarily resulted from a 79 basis point and 73 basis point decrease in investment securities and loans receivable, respectively. As noted previously, the Federal Reserve Board adopted a policy of aggressive interest rate reduction in 2002 that resulted in this adverse impact on the yield on earning assets. Meanwhile, the decrease in interest expense was primarily the effect of a declining cost of funds for the three months ended June 30, 2002 to 3.92% from 4.84% for the same period ended 2001. These reductions that resulted in a $229,000 decline in interest incurred on deposits were offset somewhat by an increase in the average balance of interest bearing liabilities of $11.7 million. As noted above, the competitive pricing strategy of Middlefield has contributed to these increases in deposit balances.

Total non-interest income for the six and three months ended June 30, 2002 remained relatively unchanged from 2001. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services.

Total non-interest expenses increased $278,000 and $108,000 for the six and three months ended June 30, 2002, respectively, as compared to the same period ended 2001. Compensation and employee benefits increased $102,000 and $55,000, respectively, primarily as a result of normal merit raises. Occupancy and equipment expenses increased $49,000 and $20,000, respectively, as a result of added capital expenditures in prior years, in particular the Chardon branch which became operational in 2001. As a result of increased transaction activity from operating a larger organization, data processing expenses increased $30,000 and $10,000, respectively, during 2002 as compared to 2001. In addition, other expenses increased $81,000 and $16,000, respectively, as a result of costs incurred for professional fees associated with outside assistance in complying with the increased levels of regulatory compliance of a publicly reported company. Middlefield has also purchased land for expansion of a new branch network in early 2003, and anticipates incurring additional capital and operational expenditures in the next twelve months.

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

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e., federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At June 30, 2002, cash and cash equivalents totaled $9.4 million or 4.4% of total assets while investment securities classified as available for sale totaled $25.4 million or 11.8% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $1.1 million for both six month periods ended June 30, 2002 and 2001, and were generated principally from net income of approximately $1.1 million and $1.0 million for both periods.

Investing activities used $12.9 million and $9.5 million in funds during the six months of 2002 and 2001, respectively. These cash usages primarily consisted of loan originations of $11.5 million and $8.1 million, respectively.

Financing activities consist of the solicitation and repayment of customer deposits, and borrowings and repayment. During the six months ended June 30, 2002, net cash provided by financing activities totaled $15.3 million, principally derived from an increase in deposit accounts in general, and savings deposits specifically. Also contributing to this influx of cash was proceeds from borrowings of $6.0 million that was offset slightly by repayments of $2.2 million. During the same period ended 2001, net cash provided by financing activities was $7.7 million, and consisted almost entirely of an increase in deposit accounts.

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

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2002, both Middlefield and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 16.93%, 15.68%, 9.94%, and the bank's were 16.58%, 15.32%,
9.80%, respectively, at June 30, 2002.

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

                                                           June 30, December 31,
                                                            2002        2001
                                                           ------      ------
                                                         (Dollars in thousands)

Loans on nonaccrual basis                                   $  50      $    -
Loans past due 90 days or more and still accruing             475         254
                                                           ------      ------
Total nonperforming loans                                   $ 525      $  254
                                                           ------      ------
Nonperforming loans as a percent of total loans              0.32%       0.17%
                                                           ======      ======
Nonperforming assets as a percent of total assets            0.24%       0.13%
                                                           ======      ======

At June 30, 2002 and December 31, 2001, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of June 30, 2002, impaired loans had no material effect on the Company's financial position or results of operations.

During the six month period ended June 30, 2002, loans increased $11.5 million while nonperforming loans increased to a total of $271,000. The allowance for loan losses increased $100,000 during this same period and the resulting percentage of allowance for loan losses to loans outstanding declined to 1.32% as compared to 1.35% at December 31, 2001. Nonperforming loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at June 30, 2002 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield's anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield's ability to manage effectively.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in rights of the Company's security holders

           None

Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Submission of matters to a vote of security holders

                  The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 15, 2002:

(a) The following Class III directors were elected to a six year term expiring in 2005:

Name                                  Shares For                 Shares Withheld
----                                  ----------                 ---------------
      Thomas C. Halstead                910,885                      13,716
       Donald E. Villers                913,859                      11,626
       Frances H. Frank                 914,401                      11,184

(b)  The recommendation of the Board of Directors to ratify the appointment of
     S. R. Snodgrass, A.C. as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 891,231 shares in favor, and 9,468 shares against, and 24,879 shares abstaining.

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

           10.2 Severance Agreement of President and Chief Executive Officer *
           10.3 Severance Agreement of Executive Vice President *
           10.4 Federal Home Loan Bank of Cincinnati Agreement for Advances and
                Security Agreement dated September 14, 2000 *
           10.5 Collateral Assignment Split Dollar Agreement between the
                President and Chief Executive Officer and The Middlefield
                Banking Company *
           21   Subsidiaries of Middlefield Banc Corp. *
           99.1 Form of Indemnification Agreement with directors of Middlefield
                Banc Corp. and executive officers of Middlefield
                Banc Corp. and The Middlefield Banking Company *
           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.
           99.3 Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

     (b) ) Reports on Form 8-K.

     On May 16, 2002, a Form 8-K (Items 5 and 7) was filed with the Securities and Exchange Commission to disclose the Company's press release for declaring a quarterly cash and share dividend.

     On July 10, 2002, a Form 8-K (Items 5 and 7) was filed with the Securities and Exchange Commission to disclose the Company's press release announcing that the authorization to repurchase up to 4.99% of Middlefield Banc Corp.'s outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

                                           MIDDLEFIELD BANC CORP.


Date: August 9, 2002                           By: /s/ Thomas G. Caldwell
                                           --------------------------------
                                           Thomas G. Caldwell
                                           President and Chief Executive Officer

Date: August 9, 2002                           By: /s/ Donald L. Stacy
                                           --------------------------------
                                           Donald L. Stacy
                                           Principal Financial and Accounting
                                           Officer