Form 10-Q
period 2002-09-30
MIDDLEFIELD BANC CORP
filed 2002-11-14
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10 - Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2002

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                        For the transition period from          to

                         Commission File Number 33-23094
                         -------------------------------

                             Middlefield Banc Corp.
             (Exact name of registrant as specified in its charter)

                 Ohio                                  34 - 1585111
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

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

                     Class: Common Stock, without par value
                   Outstanding at November 11, 2002: 1,156,579

                             MIDDLEFIELD BANC CORP.

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                ----------
PART I  -  FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Consolidated Balance Sheet (Unaudited) as of                                       3
                    September 30, 2002 and December 31, 2001

                 Consolidated Statement of Income (Unaudited)
                    for the Nine and Three Months ended September 30, 2002
                    and 2001                                                                        4

                 Consolidated Statement of Changes in Stockholders' Equity (Unaudited)              5

                 Consolidated Statement of Cash Flows (Unaudited)
                    for the Nine Months ended September 30, 2002 and 2001                           6

                 Notes to Unaudited Consolidated Financial Statements                               7

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                  11

   Item 3.       Quantitative and Qualitative Disclosures About Market Risk                         20

PART II  -  OTHER INFORMATION

   Item 1.       Legal Proceedings                                                                  21

   Item 2.       Changes in Securities                                                              21

   Item 3.       Default Upon Senior Securities                                                     21

   Item 4.       Submissions of Matters to a Vote of Security Holders                               21

   Item 5.       Other Information                                                                  21

   Item 6.       Exhibits and Reports on Form 8 - K                                                 21

SIGNATURES

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                September 30,       December 31,
                                                                                      2002               2001
                                                                                --------------     -------------
ASSETS

     Cash and due from banks                                                    $   4,846,689      $   3,443,435
     Federal funds sold                                                             4,600,000          2,450,000
                                                                                --------------     --------------
     Cash and cash equivalents                                                      9,446,689          5,893,435
     Interest-bearing deposits in other institutions                                  571,007          1,240,207
     Investment securities available for sale                                      31,961,166         21,179,786
     Investment securities held to maturity (estimated
       market value of $7,501,461 and $10,471,978))                                 7,288,573         10,229,068
     Loans                                                                        169,158,698        152,828,355
     Less allowance for loan losses                                                 2,226,813          2,062,252
                                                                                --------------     --------------
             Net loans                                                            166,931,885        150,766,103
     Premises and equipment                                                         6,330,353          6,244,797
     Accrued interest and other assets                                              2,313,795          2,304,568
                                                                                --------------     --------------

             TOTAL ASSETS                                                       $ 224,843,468      $ 197,857,964
                                                                                ==============     ==============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                             $  25,583,496      $  24,952,407
         Interest-bearing demand                                                    7,505,711          6,523,152
         Money market                                                               9,969,689          7,940,807
         Savings                                                                   47,372,399         41,518,906
         Time                                                                      95,651,563         86,447,456
                                                                                --------------     --------------
             Total deposits                                                       186,082,858        167,382,728
     Short-term borrowings                                                          2,435,515            660,678
     Other borrowings                                                              14,325,124          9,301,334
     Accrued interest and other liabilities                                           771,896            726,417
                                                                                --------------     --------------
             TOTAL LIABILITIES                                                    203,615,393        178,071,157
                                                                                --------------     --------------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 5,000,000 shares authorized,
       1,206,921 and 1,203,633 shares issued                                        7,820,001          6,287,011
     Retained earnings                                                             14,541,705         14,842,519
     Accumulated other comprehensive income                                           465,684            133,717
     Treasury stock, at cost (50,342 and 45,722 shares)                            (1,599,315)        (1,476,440)
                                                                                --------------     --------------
             TOTAL STOCKHOLDERS' EQUITY                                            21,228,075         19,786,807
                                                                                --------------     --------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 224,843,468      $ 197,857,964
                                                                                ==============     ==============

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                      Nine Months Ended                    Three Months Ended
                                                         September 30,                         September 30,
                                                   2002               2001               2002               2001
                                             -----------------  -----------------  -----------------  -----------------
INTEREST INCOME
     Interest and fees on loans              $      9,204,917   $      8,818,686   $      3,126,762   $      3,047,283
     Interest-bearing deposits in
          other institutions                           42,562             47,801             12,499             18,612
     Federal funds sold                                48,796            114,668             23,736             17,786
     Investment securities:
          Taxable interest                            901,560            939,442            319,991            314,326
          Tax-exempt interest                         313,239            349,574            102,623            110,104
                                             -----------------  -----------------  -----------------  -----------------
                   Total interest income           10,511,074         10,270,171          3,585,611          3,508,111
                                             ------------------------------------  ------------------------------------

INTEREST EXPENSE
     Deposits                                       4,155,138          4,694,735          1,410,512          1,595,269
     Short-term borrowings                              9,323             13,000              5,777              3,897
     Other borrowings                                 474,594            403,752            174,438            131,544
                                             -----------------  -----------------  -----------------  -----------------
                   Total interest expense           4,639,055          5,111,487          1,590,727          1,730,710
                                             -----------------  -----------------  -----------------  -----------------

NET INTEREST INCOME                                 5,872,019          5,158,684          1,994,884          1,777,401

Provision for loan losses                             225,000            125,000             75,000             45,000
                                             -----------------  -----------------  -----------------  -----------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        5,647,019          5,033,684          1,919,884          1,732,401
                                             -----------------  -----------------  -----------------  -----------------

NONINTEREST INCOME
     Service charges on deposit accounts              712,391            688,038            245,343            232,378
     Investment securities gains, net                       -             97,807                  -             97,807
     Other income                                     117,900            106,387             40,156             35,607
                                             -----------------  -----------------  -----------------  -----------------
                   Total noninterest income           830,291            892,232            285,499            365,792
                                             -----------------  -----------------  -----------------  -----------------

NONINTEREST EXPENSE
     Salaries and employee benefits                 1,877,547          1,693,834            625,624            543,803
     Occupancy expense                                260,498            216,996             85,296             68,784
     Equipment expense                                256,487            221,199             92,112             79,397
     Data processing costs                            256,359            211,367             87,228             72,314
     Ohio state franchise tax                         202,550            180,050             67,500             60,000
     Other expense                                  1,019,679            954,065            310,266            325,679
                                             -----------------  -----------------  -----------------  -----------------
                   Total noninterest expense        3,873,120          3,477,511          1,268,026          1,149,977
                                             -----------------  -----------------  -----------------  -----------------

Income before income taxes                          2,604,190          2,448,405            937,357            948,216
Income taxes                                          844,000            759,826            298,000            288,326
                                             -----------------  -----------------  -----------------  -----------------

NET INCOME                                   $      1,760,190   $      1,688,579   $        639,357   $        659,890
                                             =================  =================  =================  =================

EARNINGS PER SHARE
          Basic                              $           1.52               1.46   $           0.55               0.57
          Diluted                                        1.52               1.46               0.55               0.57

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Accumulated
                                                                          Other                         Total
                                            Common       Retained     Comprehensive     Treasury     Stockholders'    Comprehensive
                                             Stock       Earnings        Income           Stock         Equity           Income
                                          -----------  ------------  ---------------  ------------  ---------------  ---------------
Balance, December 31, 2001                $ 6,287,011  $ 14,842,519  $       133,717  $ (1,476,440) $    19,786,807

Net income                                                1,760,190                                       1,760,190  $    1,760,190
Other comprehensive income:
 Unrealized gain on available for sale
  securities net of taxes of $171,013                                        331,967                        331,967         331,967
                                                                                                                     ---------------
Comprehensive income                                                                                                 $    2,092,157
                                                                                                                     ===============
Exercise of stock options                      18,960                                                        18,960
Purchase of treasury stock                                                                (140,100)        (140,100)
Sale of treasury stock                            795                                       17,225           18,020
Stock dividend                              1,429,662    (1,434,607)                                         (4,945)
Dividend reinvestment plan                     83,573       (83,573)                                              -
Cash dividends ($.54 per share)                            (542,824)                                       (542,824)
                                          -----------  ------------  ---------------  ------------  ---------------

Balance, September 30, 2002               $ 7,820,001  $ 14,541,705  $       465,684  $ (1,599,315) $    21,228,075
                                          ===========  ============  ===============  ============  ===============

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    2002               2001
                                                              ---------------   -----------------
OPERATING ACTIVITIES
     Net income                                                $     1,760,190   $      1,688,579
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                225,000            125,000
              Depreciation and amortization                            255,338            222,843
              Amortization of premium and
                discount on investment securities                       95,846             45,704
              Amortization of net deferred loan costs (fees)          (169,445)           (13,193)
              Investment security gains                                      -            (97,807)
              Increase in accrued interest receivable                  (54,453)           (44,762)
              Increase (decrease) in accrued interest payable          (78,092)           148,030
              Other, net                                               172,784           (176,503)
                                                               ---------------   ----------------
                    Net cash provided by operating activities        2,207,168          1,897,891
                                                               ---------------   ----------------

INVESTING ACTIVITIES
     Decrease in interest-bearing deposits in
       other institutions, net                                         669,200             94,243
     Investment securities available for sale:
              Proceeds from repayments and maturities                4,956,718          3,530,734
              Proceeds from sales                                            -          2,092,981
              Purchases                                            (15,310,163)       (10,913,812)
     Investment securities held to maturity:
              Proceeds from repayments and maturities                2,919,694          6,891,514
     Increase in loans, net                                        (16,221,337)       (14,235,110)
     Purchase of Federal Home Loan Bank Stock                         (175,000)          (124,800)
     Purchase of premises and equipment                               (340,894)          (791,298)
                                                               ---------------   ----------------
                  Net cash used for investing activities           (23,501,782)       (13,455,548)
                                                               ---------------   ----------------

FINANCING ACTIVITIES
     Net increase in deposits                                       18,700,130         13,871,998
     Increase in short-term borrowings, net                          1,774,837            170,301
     Repayment of other borrowings                                    (536,210)          (512,146)
     Proceeds from other borrowings                                  5,560,000                 -
     Exercise of stock options                                          18,960                 -
     Purchase of treasury stock                                       (140,100)                -
     Sale of treasury stock                                             18,020                 -
     Cash dividends                                                   (547,769)          (463,240)
                                                               ---------------   ----------------
                  Net cash provided by financing activities         24,847,868         13,066,913
                                                               ---------------   ----------------

                  Increase in cash and cash equivalents              3,553,254          1,509,256

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                              5,893,435          4,839,875
                                                               ---------------   ----------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                              $     9,446,689   $      6,349,131
                                                               ===============   ================

SUPPLEMENTAL INFORMATION
     Cash paid during the year for:
       Interest on deposits and borrowings                     $     4,717,147   $      4,963,457
       Income taxes                                                    434,000            660,000

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


                                                   For the Nine                 For the Three
                                                   Months Ended                 Months Ended
                                                     Sept 30,                      Sept 30,
                                                2002          2001           2002            2001
                                            -------------  ------------   ------------  ---------------
Weighted average common shares
   outstanding                                1,204,407     1,206,110       1,204,917        1,206,110

Average treasury stock shares
                                                (46,737)      (45,722)        (48,736)         (45,722)
                                            -------------  ------------   ------------  ---------------

Weighted average common shares and
   common stock equivalents used to
   calculate basic earnings per sha re        1,157,670     1,160,388       1,156,181        1,160,388
                                            =============  ============    ============  ===============

Additional common stock equivalents
   (stock options) used to calculate
   diluted earnings per share
                                                  1,580         1,450           3,096              546
                                            -------------  ------------   ------------  ---------------

Weighted average common shares and
   common stock equivalents used
   to calculate diluted earnings per share    1,159,250     1,161,838       1,159,277        1,160,934
                                            =============  ============    ============  ===============

Options to purchase 9,975 shares of common stock at prices from $31.00 to $31.75 per share were outstanding during all periods of 2002 and 2001 but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended September 30, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the nine months ended September 30, 2001, comprehensive income totaled $1,859,642. For the three months ended September 30, 2002 and 2001, comprehensive income totaled $812,641 and $727,403, respectively.

NOTE 4- STOCK DIVIDEND

The Board of Directors approved a five percent stock dividend to stockholders of record as of June 1, 2002 payable June 14, 2002. As a result of the dividend, 54,997 additional shares of the Middlefield's common stock were issued, common stock was increased by $1,429,662 and retained earnings decreased by $1,434,607.

Fractional shares paid were paid in cash. All average shares outstanding and all per share amounts included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock dividend.

NOTE 5- RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after September 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after September 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on Middlefield's financial position or results of operations.

On January 1, 2002, Middlefield adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on Middlefield's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after September 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on Middlefield's financial statements.

On January 1, 2002, Middlefield adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on Middlefield's financial statements.

In April 2002, the FASB issued FAS No. 145, Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on Middlefield's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on Middlefield's financial statements.

On October 1, 2002, the FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB

Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of FAS No. 147 did not have a material effect on Middlefield's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the Act), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as Middlefield, will be subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and will require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of Middlefield and could adversely affect the prices of publicly-traded stocks, such as Middlefield.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001.

Total assets increased $27.0 million to $224.8 million at September 30, 2002 from $197.9 million at December 31, 2001. This increase primarily resulted from an increase in net loans receivable of $16.3 million, investment securities of $7.8 million, and cash and cash equivalents of $3.6 million that was primarily funded by net increases in deposits and borrowings of $18.7 million and $6.8 million, respectively.

Cash and cash equivalents increased to $9.4 million at September 30, 2002 as compared to $5.9 million at December 31, 2001. This increase resulted from temporary fluctuations with correspondent banks due to the timing of customer activity.

Investment securities available for sale increased to $32.0 million at September 30, 2002 from $21.2 million at December 31, 2001. Meanwhile, investment securities held to maturity decreased to $7.3 million at September 30, 2002 from $10.2 million at December 31, 2001. The net increase in 2002 is primarily due to investment purchases of $15.3 million primarily in mortgage-backed securities, which was partially offset by investment calls and maturities of $7.9 million. Purchases of mortgage-backed securities, which have all been classified as available for sale, typically have maturities ranging from 15 to 30 years with yields between 4.5% and 6.0%. Approximately half of the entire investment securities portfolio is now comprised of mortgage-backed securities as compared to 36% at December 31, 2001. Management was able to fund this growth with an influx of deposits coupled with the reinvestment of called and matured securities during the year.

Total loans increased to $169.2 million at September 30, 2002 from $152.8 million at December 31, 2001. The increase in net loans receivable resulted from the economic health of Middlefield's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The majority of the increased lending activity is predominately residential mortgage and commercial real estate loans. Such loans grew $10.2 million and $6.3 million, respectively, at September 30, 2002. In general, real estate lending accounts for approximately 80% of Middlefield's loan portfolio. The increased lending is attributed to continued customer referrals and Middlefield's overall relationship with its customers. This growth was primarily funded with deposit growth coupled with a series of borrowings with the Federal Home Loan Bank ("FHLB").

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At September 30, 2002, Middlefield's allowance for loan losses increased approximately $165,000 to $2.2 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

As the primary source of funds, aggregate deposits of $186.1 million increased $18.7 million or 11.2% compared to December 31, 2001. Growth was primarily concentrated in time deposits, savings and money market accounts and resulted from the continual marketing efforts by management, as well as customer preferences to readily accessible deposit products. Such accounts grew by $9.2 million, $5.9 million and $2.0 million, respectively, during the period.

Other borrowings increased to $14.3 million at September 30, 2002 from $9.3 million at December 31, 2001. This increase was the result of an additional $5.6 million in Federal Home Loan Bank borrowings to be repaid over a ten-year period. As noted previously, the proceeds from these borrowings were used to supplement the funding of loan demand.

Total stockholders' equity increased to $21.2 million at September 30, 2002 due to net income of $1,760,000 that was offset partially by dividend payments of $543,000 and an increase in accumulated other comprehensive income of $332,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. Middlefield declared a 5.0% stock dividend during the period that resulted in a transfer between retained earnings and common stock of approximately $1.4 million. In September 2002, Middlefield's dividend reinvestment plan was initiated to promote long-term ownership by investors with the proceeds from such purchases being used for general corporate purposes. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies.

Comparison of Results of Operations for the Nine and Three Months Ended September 30, 2002 and 2001.

Middlefield recorded net income of $1,760,000 for the nine month period ended September 30, 2002 as compared to net income of $1,689,000 for the same period ended September 30, 2001. This increase in net income was due to the significant growth in net interest income of $713,000 while offset by increases in noninterest expense and the provision for loan losses of $396,000 and $100,000 respectively. Basic and diluted earnings per share increased to $1.52 per share for the nine months ended September 30, 2002 from $1.46 per share for the same period ended 2001. For the three months ended September 30, 2002, Middlefield recorded net income of $639,000, or $.55 per share as compared to $660,000 or $.57 per share for the same period ended September 30, 2001.

Net interest income for the nine months ended September 30, 2002 increased to $5,872,000, compared to $5,159,000 for the same period ended 2001. Interest income for the first nine months of 2002 was $10,511,000 as compared to $10,270,000 for the same period ended 2001. This increase of $241,000 was influenced primarily by an increase in interest earned on loans receivable of $386,000, while offset by decreases in interest earned on investment securities and federal funds sold of $74,000 and $66,000, respectively. Although Middlefield intentionally caused a decrease to its interest rate yields, interest income was driven by increases in average balances of interest-earning assets. The average balance of loans receivable increased $20.1 million to $161.1 million during 2002, as compared to $141.0 million for the 2001 period. The tax-equivalent yield on interest earning assets decreased to 7.09% for the nine months ended 2002 from 7.91% for same period ended 2001, and primarily resulted from a 118 basis point and 72 basis point decrease in investment securities and loans receivable, respectively. During 2002, $7.9 million in called, matured, and repayed investment securities were reinvested at substantially lower rates. The lower interest rate environment resulted during 2001, when interest rates were driven downward by an aggressive rate reduction policy by the Federal Reserve Board.

Interest expense decreased $472,000 for the nine months ended September 30, 2002 to $4,639,000 from $5,111,000 for the same period ended 2001. Interest expense incurred on deposits decreased $540,000 for the nine months ended September 30, 2002 as compared to the same period ended 2001 and was partially offset by an increase in interest expense on borrowings of $67,000. This was primarily attributable to a declining interest rate environment which resulted in the cost of funds decreasing to 3.78% for the nine months ended September 30, 2002 from 4.82% for the same period 2001. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $22.0 million to $163.5 million for the nine months ended September 30, 2002. In particular, the average balance of savings and certificates of deposits increased $10.9 million and $6.4 million, respectively. As noted previously, such increases were the result of the competitively priced products being marketed throughout Middlefield's market area.

Net interest income for the three months ended September 30, 2002 increased to $1,995,000, compared to $1,777,000 for the same period ended 2001. Interest income for the three months ended September 30, 2002 increased $77,000 primarily due to interest earned on loans. The average balance of loans receivable increased $20.8 million to

$167.5 million during 2002, as compared to $146.7 million for the 2001 period. The tax-equivalent yield on interest earning assets decreased to 6.90% for the three months ended September 30, 2002 from 7.88% for same period ended 2001, and primarily resulted from a 152 basis point and 84 basis point decrease in investment securities and loans receivable, respectively. As noted previously, the Federal Reserve Board adopted a policy of aggressive interest rate reduction in 2001 that resulted in this adverse impact on the yield on earning assets. Meanwhile, an overall decrease in interest expense was primarily the effect of a declining cost of funds for the three months ended September 30, 2002 to 3.72% from 4.77% for the same period ended 2001. This was offset somewhat by an increase in the average balance of interest bearing liabilities of $25.8 million. As noted above, the competitive pricing strategy of Middlefield has contributed to these increases in deposit balances. The result of this activity was a decline of $185,000 in interest incurred on deposits which was partially offset by an increase in interest incurred on borrowings of $45,000.

Total noninterest income, exclusive of investment security gains of $98,000, for the nine and three months ended September 30, 2002 remained relatively unchanged from 2001. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services.

Total noninterest expenses increased $396,000 and $118,000 for the nine and three months ended September 30, 2002, respectively, as compared to the same period ended 2001. Compensation and employee benefits increased $184,000 and $82,000, respectively, primarily as a result of normal merit raises. Occupancy and equipment expenses increased $79,000 and $29,000, respectively, as a result of added capital expenditures in prior years, in particular the Chardon branch which became operational in 2001. As a result of increased transaction activity from operating a larger organization, data processing expenses increased $45,000 and $15,000, respectively, during 2002 as compared to 2001. In addition, all other expenses increased $104,000 and $10,000, respectively, as a result of costs incurred for professional fees associated with outside assistance in complying with the increased levels of regulatory compliance of a publicly reported company, outsourcing certain services previously performed internally, and as previously noted an increase in expenses incurred as a result of operating a larger organization. Middlefield has also purchased land for expansion of a new branch network in early 2003, and anticipates incurring additional capital and operational expenditures in the next twelve months.

LIQUIDITY

Liquidity management for Middlefield is measured and monitored on both a short-and long-term basis, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to Middlefield. Both short-and long-term liquidity needs are addressed by maturities and sales of investment securities, loan payments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provide the core ingredients to meet depositor, borrower, and creditor needs.

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e., federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At September 30, 2002, cash and cash equivalents totaled $9.4 million or 4.2% of total assets while investment securities classified as available for sale totaled $32.0 million or 14.2% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $2.3 million and $1.9 million for the nine month periods ended September 30, 2002 and 2001, respectively, and were generated principally from net income of approximately $1.8 million and $1.7 million, respectively, for both periods.

Investing activities used $23.6 million and $13.5 million in funds during the nine months of 2002 and 2001, respectively. These cash usages primarily consisted of loan originations of $16.3 million and $14.2 million, respectively, as well as investment purchases of $15.3 million and $10.9 million, respectively. Partially offsetting the usage of investment activities is $7.9 million and $12.5 million, respectively, of proceeds from investment security gains, maturities, and repayments.

Financing activities consist of the solicitation and repayment of customer deposits, and borrowings and repayment. During the nine months ended September 30, 2002, net cash provided by financing activities totaled $24.8 million, principally derived from an increase in deposit accounts in general, and savings deposits specifically. Also contributing to this influx of cash was proceeds from total borrowings of $7.3 million. During the same period ended 2001, net cash provided by financing activities was $13.1 million, and consisted almost entirely of an increase in deposit accounts.

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

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2002, both Middlefield and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 16.99%, 15.73%, 9.48%, and the bank's were 16.14%, 14.89%,
9.23%, respectively, at September 30, 2002.

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


                                                          September 30,   December 31,
                                                               2002         2001
                                                               ----         ----
                                                           (Dollars in thousands)
Loans on nonaccrual basis                                     $334          $  --
Loans past due 90 days or more and still accruing              156            254
                                                              ----          -----
Total nonperforming loans                                     $490          $ 254
                                                              ----          -----

Nonperforming loans as a percent of total loans               0.29%          0.17%
                                                              ====          =====

Nonperforming assets as a percent of total assets             0.22%          0.13%
                                                              ====          =====

At September 30, 2002 and December 31, 2001, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of September 30, 2002, impaired loans had no material effect on the Middlefield's financial position or results of operations.

During the nine month period ended September 30, 2002, loans increased $16.4 million while nonperforming loans increased to a total of $236,000. The allowance for loan losses increased $165,000 during this same period while the resulting percentage of allowance for loan losses to loans outstanding declined to 1.32% as compared to 1.35% at December 31, 2001. Nonperforming loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at September 30, 2002 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield's anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield's ability to manage effectively.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           None

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a) The following exhibits are included in this Report or incorporated herein by reference:
                  3.1      Second Amended and Restated Articles of Incorporation
                           of Middlefield Banc Corp. *
                  3.2      Regulations of Middlefield Banc Corp. *
                  4        Specimen Stock Certificate *
                  10.1     1999 Stock Option Plan of Middlefield Banc Corp. *
                  10.2     Severance Agreement of President and Chief Executive
                           Officer *
                  10.3     Severance Agreement of Executive Vice President *
                  10.4     Federal Home Loan Bank of Cincinnati Agreement for
                           Advances and Security Agreement dated September 14,
                           2000 *
                  10.5     Collateral Assignment Split Dollar Agreement between
                           the President and Chief Executive Officer and The
                           Middlefield Banking Company *
                  21       Subsidiaries of Middlefield Banc Corp. *
                  99.1     Form of Indemnification Agreement with directors of
                           Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking
                           Compay *
                  99.2     Independent Accountants Report
                  99.3     Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act 0f 2002.

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

                                           MIDDLEFIELD BANC CORP.


Date:   November 12, 2002           By: /s/ Thomas G. Caldwell
                                        ----------------------------------------
                                        Thomas G. Caldwell
                                        President and Chief Executive Officer

Date:   November 12, 2002           By: /s/ Donald L. Stacy
                                        ----------------------------------------
                                        Donald L. Stacy
                                        Principal Financial and Accounting
                                        Officer

                                  CERTIFICATION
         Pursuant to Section 302 of the Securities Exchange Act of 1934

I,  Thomas G. Caldwell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Middlefield Banc Corp. ("the Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11/12/02                                      /s/ Thomas G. Caldwell
                                                     ----------------------
                                                     Thomas G. Caldwell.
                                                     President

                                  CERTIFICATION
         Pursuant to Section 302 of the Securities Exchange Act of 1934

I,  Donald L. Stacy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Middlefield Banc Corp. ("the Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11/12/02            `               s/s Donald L. Stacy
                                           --------------------
                                           Donald L. Stacy
                                           Principal Financial and Accounting
                                           Officer