Form 10-K
period 2002-12-31
MIDDLEFIELD BANC CORP
filed 2003-03-31
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2002

Commission File Number: 33-23094

Middlefield Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1585111 (IRS Employer Identification No.)

15985 East High Street, Middlefield, Ohio 44062-0035
(440) 632-1666

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act: common stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value on June 28, 2002 of common stock held by non-affiliates of the registrant was approximately $31.3 million. As of March 24, 2003, there were 1,156,545 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Part I, Part II and Part IV of this report.

Signatures

Certifications

    **    Incorporated by reference to the definitive proxy statement for the 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002

i

Item 1 — Business

Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Middlefield”) is a one-bank holding company registered under the Bank Holding Company Act of 1956. Its sole subsidiary is The Middlefield Banking Company, an Ohio-chartered commercial bank that began operations in 1901. The bank engages in a general commercial banking business in northeastern Ohio. Our principal executive offices are located at 15985 East High Street, Middlefield, Ohio 44062-0035, and our telephone number is (440) 632-1666.

Middlefield became the holding company for The Middlefield Banking Company in 1988. The principal source of Middlefield’s income and funds is earnings of and dividends paid by The Middlefield Banking Company. Middlefield’s business currently is limited to acting as holding company for the bank. Middlefield currently does not plan to engage in any nonbanking activities, although it may do so as opportunities arise.

The Middlefield Banking Company. The Middlefield Banking Company was chartered under Ohio law in 1901. The bank offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (NOW) accounts; money market accounts; time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans; safe deposit facilities, and travelers’ checks. The bank offers online banking and bill payment services services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.

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

The bank’s loan products include operational and working capital loans; loans to finance capital purchases; term business loans; residential construction loans; selected guaranteed or subsidized loan programs for small businesses; professional loans; residential mortgage and commercial mortgage loans, and consumer installment loans to purchase automobiles, boats, and for home improvement and other personal expenditures. Although the bank makes agricultural loans, it currently has no significant agricultural loans.

Market Area. The Middlefield Banking Company’s market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefitting from the area’s proximity both to Cleveland and Warren, population and income levels have maintained steady growth over the years.

Competition. The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs) and investing in technology to permit telephone, personal computer, and internet banking. While all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional “brand names,” providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve. The Middlefield Banking Company seeks to take competitive advantage of its local orientation and community banking profile. It competes for loans principally through responsiveness to customers and its ability to communicate effectively with them and understand and address their needs. The bank competes for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. The bank seeks to provide high quality banking service to professionals and small and mid-sized businesses, as well as individuals, emphasizing quick and flexible responses to customer demands.

Forward-looking Statements. This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about Middlefield Banc Corp. and subsidiaries. Information incorporated in this document by reference, future filings by Middlefield Banc Corp. on Form 10-Q and Form 8-K, and future oral and written statements by Middlefield Banc Corp. and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:

•         the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

•         the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board

•         inflation, interest rate, market, and monetary fluctuations

•         the development and acceptance of new products and services of Middlefield Banc Corp. and subsidiaries and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors’ products and services

•         the willingness of users to substitute our products and services for those of competitors

•         the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

•         changes in consumer spending and saving habits

Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because Middlefield Banc Corp. cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized. Middlefield Banc Corp. disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Lending — Loan Portfolio Composition and Activity. The Middlefield Banking Company makes residential mortgage and commercial mortgage loans, home equity loans, secured and unsecured consumer installment loans, commercial and industrial loans, and real estate construction loans for owner-occupied and rental properties. The bank’s loan policy aspires to a loan composition mix consisting of approximately 60% to 70% residential real estate loans, 35% to 40% commercial loans, consumer loans of 5% to 15%, and credit card accounts of up to 5%.

Although Ohio bank law imposes no material restrictions on the kinds of loans The Middlefield Banking Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank’s real-estate secured loans are secured by real property in northeastern

Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as The Middlefield Banking Company may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on The Middlefield Banking Company’s lending. The Middlefield Banking Company can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The Middlefield Banking Company’s internal policy is to maintain its credit exposure to any one borrower at less than $1.5 million, which is comfortably within the range of the bank’s legal lending limit. As of December 31, 2002, the bank’s 15%-of-capital limit on loans to a single borrower was approximately $3.5 million.

The bank offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and Small Business Administration loans for qualified businesses. A substantial portion of the bank’s commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The bank’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2002, 2001, and 2000, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,

(Dollars in thousands)	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$32,916	18.82%	$28,313	18.53	$21,508	15.90%
Real estate construction	3,207	1.83	3,200	2.09	2,568	1.90
Mortgage:
Residential	123,844	70.79	113,049	73.97	101,404	74.95
Commercial	9,521	5.44	3,388	2.22	4,809	3.55
Consumer installment	5,455	3.12	4,878	3.19	5,015	3.70

Total loans	174,943	100.00%	152,828	100.00%	135,304	100.00%

Less:
Allowance for loan losses	2,300		2,062		2,037

Net loans	$172,643		$150,766		$133,267

Net loans as a percent of total assets	76.31%		76.20%		75.51%

The following table presents maturity information for the loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2002

	Commercial and Industrial	Real Estate Construction	Mortgage		Consumer Installment	Total

(Dollars in thousands)			Residential	Commercial

Amount due:
In one year or less *	$11,790	$2,106	$15,001	$1,723	$1,402	$32,022
After one year through five years	13,218	430	77,360	2,133	3,375	96,516
After five years	7,908	671	31,483	5,665	678	46,405

Total amount due	$32,916	$3,207	$123,844	$9,521	$5,455	$174,943

*          Loans due on demand and overdrafts are included in the amount due in one year or less. The Middlefield Banking Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows the dollar amount of all loans due after December 31, 2002 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2003 that have floating or adjustable rates

(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total

Commercial and industrial	$12,675	$8,451	$21,126
Real estate construction	684	417	1,101
Mortgage:
Residential	31,987	76,856	108,843
Commercial	6,107	1,691	7,798
Consumer installment	3,935	118	4,053

Total	$55,388	$87,533	$142,921

Residential Mortgage Loans. A significant portion of the bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $123.8 million or 70.8% of the bank’s total loan portfolio at December 31, 2002.

The bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (the “loan-to-value” or “LTV” ratio) on 1-4 family real estate. The bank generally does not lend in excess of 80% of the appraised value or sales price (whichever is less) of the property unless additional collateral is obtained, thereby lowering the total LTV. The bank offers residential real estate loans with terms of up to 30 years.

Before 1996, nearly all residential mortgage loans originated by the bank were written on a balloon-note basis. During 1996, the bank began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the bank began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 72.6% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2002 was adjustable rate. The bank’s mortgage loans are ordinarily retained in the loan portfolio. The bank’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.

The bank’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The bank’s home equity loans generally have terms of 10 years.

At December 31, 2002, residential mortgage loans of approximately $501,000 were over 90 days delinquent or nonaccruing on that date, representing ..40% of the residential mortgage loan portfolio.

Commercial and Industrial Loans and Commercial Real Estate Loans. The bank’s commercial loan services include —

• accounts receivable, inventory and	• short-term notes
• working capital loans	selected guaranteed or subsidized loan programs for small businesses
• renewable operating lines of credit	• loans to professionals
• loans to finance capital equipment	• commercial real estate loans
• term business loans

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Although the bank makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risks of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear somewhat more risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.

Although a risk of nonpayment exists for all loans, certain specific types of risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate income sufficient to repay the loan. The bank’s loan policy provides that commercial loan applications must be supported by documentation indicating that there will be cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns for at least three years must be submitted, and annual reviews are undertaken for loans of $200,000 or more. The fair market value of collateral for collateralized commercial loans must exceed the bank’s loan exposure. For this purpose fair market value is determined by independent appraisal or by the loan officer’s estimate employing guidelines established by the loan policy. Term loans not secured by real estate generally have terms of five years or less, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and terms loans secured by collateral having a useful life exceeding five years may have longer terms. The bank’s loan policy allows for terms of up to 15 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum loan-to-value ratio for commercial real estate loans is 75% of the appraised value or cost, whichever is less.

Real estate is commonly a material component of collateral for the bank’s loans, including commercial loans. Although the expected source of repayment of these loans is generally the operations of the borrower’s business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.

At December 31, 2002, commercial and commercial real estate loans totaled $ 42.4 million, or 24.3% of the bank’s total loan portfolio. Middlefield did not have any commercial and commercial real estate loans over 90 days delinquent or nonaccruing on that date.

Real Estate Construction. The Middlefield Banking Company originates several different types of loans that it categorizes as construction loans, including —

•         residential construction loans to borrowers who will occupy the premises upon completion of construction

•         residential construction loans to builders,

•         commercial construction loans, and

•         real estate acquisition and development loans.

Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The bank’s fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the bank to make residential construction loans without an existing written commitment for permanent financing. The bank’s loan policy provides that the bank may make construction loans with terms of up to one year, with a maximum loan-to-value ratio for residential construction of 80%.

At December 31, 2002, real estate construction loans totaled $3.2 million, or 1.8% of the bank’s total loan portfolio. There were no real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing.

Consumer Installment Loans. The bank’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The bank does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The bank maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.

According to the bank’s loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to two and one-half years. Real estate security generally is required for consumer loans having terms exceeding five years.

At December 31, 2002, the bank had approximately $5.5 million in its consumer installment loan portfolio, representing 3.1% of total loans. Consumer installment loans of approximately $7,000 were over 90 days delinquent or nonaccruing on that date, representing .1% of the installment loan portfolio.

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by bank personnel and walk-in customers.

When a loan request is made, the bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The bank’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies each individual officer’s loan approval authority, including residential mortgage loans up to $200,000 for the President, Executive Vice President and the Senior Retail Lender, and secured commercial loans up to $150,000 for the Executive Vice President and the Senior Commercial Lender. Loans exceeding an individual officer’s approval authority are submitted to a committee consisting of loan officers, which has authority to approve loans up to $250,000. The full board acts as a loan committee for loans exceeding that amount.

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

Nonperforming Loans. Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the bank’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The bank also collects late charges on commercial loans.

When the bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as “other real estate owned” until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. “Other real estate owned” is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

The bank undertakes regular review of the loan portfolio to assess its risks, particularly the risks associated with the commercial loan portfolio. This includes annual review of every commercial loan representing credit exposure of $150,000 or more. An independent firm performs semi-annual loan reviews for the bank.

Classified Assets. FDIC regulations governing classification of assets require nonmember commercial banks — including The Middlefield Banking Company — to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection of principal in full — on the basis of currently existing facts, conditions, and values — highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the bank to risk sufficient to warrant classification in one of the above categories, but that possess some weakness, are required to be designated “special mention” by management.

When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2002, 2001, and 2000 classified assets were as follows:

	Classified Assets at December 31,

	2002		2001		2000

(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$4,713	$2.69%	$4,254	2.78%	$4,663	3.45%
Substandard	1,285	0.74%	2,067	1.35%	1,784	1.32%
Doubtful	280	0.16%	290	0.19%	188	0.14%
Loss	—	—%	—	—%	—	—%

Total	$6,278	$3.59%	$6,611	4.32%	$6,635	4.91%

Investments. Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. The bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio bank law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Similar to the legal lending limit on loans to any one borrower, Ohio bank law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These Ohio bank law provisions have not been a material constraint upon the bank’s investment activities.

All securities-related activity is reported to the bank’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. Senior management can purchase and sell securities in accordance with the bank’s stated investment policy.

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

The following table sets forth the amortized cost and estimated market value of the bank’s investment portfolio at the dates indicated.

	Investment Portfolio Amortized Cost and Estimated Value at December 31,

	2002				2001				2000

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value

Available for Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—	$—	$	$—	$—	$—	$—
U.S. Government agency securities	3,737	162	—	3,899	2,153	60	—	2,213	3,990	71	(1)	4,060
Obligations of states and political subdivisions:
Taxable	1,161	21	—	1,182	1,411	17	(3)	1,425	1,458	12	(3)	1,467
Tax-exempt	10,114	290	(28)	10,376	5,822	108	(15)	5,915	3,685	42	(17)	3,710
Corporate securities	350	24	—	374	550	26	—	5,761	701	3	(3)	701
Mortgage-backed securities	19,835	264	(13)	20,086	11,041	70	(60)	1,051	1,898	30	—	1,928

Total	$35,197	$761	$(41)	$35,917	$20,977	$281	$(78)	$21,180	$11,732	$158	$(24)	$11,866

Held to Maturity:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$1,900	$—	$(9)	$1,891
Obligations of states and political subdivisions:
Taxable	1,370	50	—	1,421	2,255	58	—	2,313	3,723	18	(20)	3,721
Tax-exempt	3,368	95	—	3,463	5,562	120	—	5,682	7,481	26	(7)	7,500
Corporate securities	1,504	18	—	1,522	2,213	60	—	2,273	4,525	8	(19)	4,514
Mortgage-backed securities	—	—	—	—	199	5	—	204	313	2	—	315

Total	$6,242	$164	$—	$6,406	$10,229	$243	$—	$10,472	$17,942	$54	$(55)	$17,941

Total Investment Securities	$41,439	$925	$(41)	$42,323	$31,206	$524	$(78)	$31,652	$29,674	$212	$(79)	$29,807

The contractual maturity of investment securities at December 31, 2002 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002

	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities and mortgage-backed securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Market value

U.S. Government agency securities
Obligations of states and political subdivisions:	$—	—%	$2,658	5.03%	$640	5.90%	$439	7.07%	$3,737	5.42%	$3,899
Taxable	1,376	4.52	1,154	5.81	—	—	—	—	2,531	5.11	2,603
Tax-exempt	3,941	4.22	5,791	3.75	1,182	4.80	2,568	4.55	13,482	4.13	13,839
Corporate securities	1,504	6.66	—	—	350	6.63	—	—	1,854	6.65	1,896
Mortgage-backed securities	—	—	321	5.26	1,229	5.28	18,285	5.34	19,836	5.34	20,086

Total	$6,822	4.82%	$9,925	4.38%	$3,401	5.37%	$21,292	5.28%	$41,439	5.00%	$42,323

As of December 31, 2002, the bank also held 12,598 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which are restricted securities. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The bank’s minimum investment in FHLB stock at December 31, 2002 was approximately $1,259,800.

Sources of Funds — Deposit Accounts. Deposit accounts are a major source of funds for the bank. The bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The bank also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

The following table shows the amount of time deposits of $100,000 or more as of December 31, 2002, including certificates of deposit, by time remaining until maturity.

(Dollars in thousands)	Maturity of Time Deposits of $100,000 or More at December 31, 2002

Time Remaining to Maturity	Amount	Percent of Total

Three months or less	$3,697	20.91%
Over three through 12 months	5,419	30.65
Over 12 months	8,562	48.44

Total	$17,678	100.00%

Borrowings. Deposits and repayment of loan principal are the bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2002, the bank had $15.7 million of FHLB borrowings outstanding. Middlefield also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase and federal funds purchased, are summarized as follows:

	2002	2001	2000

Balance at year end	$785,778	$660,678	$543,222
Average balance outstanding	977,343	637,106	1,059,042
Maximum month-end balance	1,176,829	833,008	3,581,491

Weighted-average rate at year end	0.33%	0.79%	5.43%
Weighted average rate during the year	0.73%	2.42%	6.05%

Personnel. As of December 31, 2002 Middlefield and the bank had 66 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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

Middlefield and the bank are subject to federal banking laws, and the bank is subject also to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The bank is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The bank must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.

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

Regulation of Bank Holding Companies — Bank and Bank Holding Company Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before —

•         directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),

•         acquiring all or substantially all of the assets of another bank, or

•         merging or consolidating with another bank holding company.

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

Additionally, the Bank Holding Company Act, the Change in Bank Control Act and the Federal Reserve Board’s Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as Middlefield does, or if no other person owns a greater percentage of the class of voting securities, control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Approval of the Ohio Division of Financial Institutions is also necessary to acquire control of an Ohio-chartered bank.

Nonbanking Activities. With some exceptions, the Bank Holding Company Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

Financial Holding Companies. On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a “financial holding company.” Financial holding companies may engage in any activity that is —

•         financial in nature or incidental to that financial activity, or

•         complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Activities that are financial in nature include —

•         acting as principal, agent, or broker for insurance,

•         underwriting, dealing in, or making a market in securities, and

•         providing financial and investment advice.

The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. A bank holding company cannot be a financial holding company unless it satisfies the following criteria:

1)        all of the depository institution subsidiaries must be well capitalized and well managed,

2)        the holding company must file with the Federal Reserve a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Gramm-Leach-Bliley Act, and

3)        all of the depository institution subsidiaries must have a Community Reinvestment Act rating of “satisfactory” or better.

Middlefield is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Although Middlefield has become a financial holding company, Middlefield has no immediate plans to use the expanded authority to engage in activities other than those in which it is currently engaged.

Holding Company Capital and Source of Strength. The Federal Reserve considers the adequacy of a bank holding company’s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. In general, bank holding companies are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and Tier 1 capital — consisting principally of stockholders’ equity — of at least 4%. Bank holding companies are also subject to a leverage ratio requirement. The minimum required leverage ratio for the very highest rated companies is 3%, but as a practical matter the minimum required leverage ratio for most bank holding companies is 4% or higher. It is also Federal Reserve Board policy that bank holding companies serve as a source of strength for their subsidiary banking institutions.

Under Bank Holding Company Act section 5(e), the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve Board determines that the activity or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank. And with the Federal Deposit Insurance Corporation Improvement Act of 1991’s addition of the prompt corrective action provisions to the Federal Deposit Insurance Act, section 38(f)(2)(I) of the Federal Deposit Insurance Act now provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

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

Interstate Banking and Branching. In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act eased restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application by an adequately capitalized and adequately managed bank holding company to acquire a bank located in a state other than the acquiring company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve acquisition of a bank that has not been in existence for the minimum time period (up to five years) specified by the statutory law of the acquired, or “target,” bank’s state. The

Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company if the limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

Branching between states may be accomplished by merging commonly controlled banks located in different states into one legal entity. Branching may also be accomplished by establishing de novo branches or acquiring branches in another state. Under section 24(j) of the Federal Deposit Insurance Act, a branch of a bank operating out-of-state — in a “host state” — is subject to the law of the host state regarding community reinvestment, fair lending, consumer protection, and establishment of branches. The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state-chartered banks solely in states that specifically allow it. Ohio bank law allows de novo branching in Ohio by an out-of-state bank. The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to satisfy the credit needs of the communities served by the out-of-state bank.

Capital — Risk-Based Capital Requirements. The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories, each with an assigned weighting (0%, 20%, 50% and 100%). Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet item being converted to a balance sheet equivalent according to established “conversion factors.” From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios established by guideline are minimums only.

Current risk-based capital guidelines require bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes stockholders’ equity, qualifying perpetual preferred stock (within limits and subject to conditions, particularly if the preferred stock is cumulative preferred stock), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, identified losses, investments in securities subsidiaries, and certain other assets. Tier 2 capital includes —

•         the allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets,

•         any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital,

•         mandatory convertible securities, and

•         subordinated debt and intermediate term preferred stock, up to 50% of Tier 1 capital.

The FDIC also employs a market risk component in its calculation of capital requirements for nonmember banks. The market risk component could require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The FDIC’s evaluation of an institution’s capital adequacy takes account of a variety of other factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution’s earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities, and a variety of other factors.

Accordingly, the FDIC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk. Moreover, although the FDIC does not impose explicit capital requirements on holding companies of institutions regulated by the FDIC, the FDIC can take account of the degree of leverage and risks at the holding company level. If the FDIC determines that the holding company (or another affiliate of the institution regulated by the FDIC) has an excessive degree of leverage or is subject to inordinate risks, the FDIC may require the subsidiary institution(s) to maintain additional capital or the FDIC may impose limitations on the subsidiary institution’s ability to support its weaker affiliates or holding company.

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2002, the bank was in compliance with all regulatory capital requirements.

Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A financial institution’s operations can be significantly affected by its capital classification. For example, an institution that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution’s capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

The following table illustrates the capital and prompt corrective action guidelines applicable to the bank, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2002.

	At December 31, 2002	Minimum Necessary to be Well Capitalized	Minimum Necessary to be Adequately Capitalized

Total Risk-Based Capital Ratio	16.72%	10.00%	8.00%
Tier 1 Risk-Based Capital Ratio	15.47%	6.00%	4.00%
Leverage Ratio	9.42%	5.00%	4.00%

Limits on Dividends and Other Payments. Middlefield’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the bank. Under Ohio bank law, an Ohio-chartered bank may not pay a cash dividend if the amount of the dividend exceeds

“undivided profits,” which is defined in Ohio bank law to mean the cumulative undistributed amount of the bank’s net income. But with the approval of two thirds of the outstanding shares and approval of the superintendent of the Division of Financial Institutions, an Ohio-chartered bank may pay cash dividends from surplus. Lastly, approval of the superintendent is also required if the total of all dividends and distributions declared on the bank’s shares in any year exceeds the total of the bank’s net income for the year plus retained net income for the two preceding years.

State-chartered banks’ ability to pay dividends may be affected by capital maintenance requirements of their primary federal bank regulatory agency as well. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

Recent Legislation. On July 30, 2002 the Sarbanes-Oxley Act of 2002 became law. The goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures made under the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges, and Nasdaq to adopt extensive additional disclosure, corporate governance, and other related rules. The final scope of all of these new requirements is not yet clear. Some of the changes are effective already, but others will become effective in the future.

The Sarbanes-Oxley Act has an impact on a wide variety of corporate governance and disclosure issues, including the composition of audit committees, certification of financial statements by the chief executive officer and the chief financial officer, forfeiture of bonuses and profits made by directors and senior officers in the 12-month period covered by restated financial statements, a prohibition on insider trading during pension plan black-out periods, disclosure of off-balance sheet transactions, a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions), expedited filing requirements for stock transaction reports by officers and directors, the formation of a public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

Transactions with Affiliates. Although the bank is not a member bank of the Federal Reserve System, it is required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act — pertaining to transactions with affiliates — as if it were a member bank. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act —

•         limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

•         impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,

•         impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank, and

•         require that affiliate transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.

The bank’s authority to extend credit to insiders — meaning executive officers, directors and greater than 10% stockholders — or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any “interested” director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation — consistent with safe and sound operation — to address the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance.

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

A bank holding company cannot elect to be a “financial holding company” — with the expanded securities, insurance and other powers that designation entails — unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or less will be subject to CRA examinations no more frequently than every 5 years if its most recent CRA rating was “outstanding,” or every 4 years if its rating was “satisfactory.” Following a CRA examination as of August 10, 1999, the bank received a rating of “Outstanding.” Lastly, the Gramm-Leach-Bliley Act requires public disclosure of private CRA agreements entered into between banking organizations and other parties, and annual reporting by banking organizations of actions taken under the private CRA agreements. This last provision of the Gramm-Leach-Bliley Act addresses the increasingly common practice whereby a bank or holding company undertaking acquisition of another bank or holding company enters into an agreement with parties who might otherwise file with bank regulators a CRA protest of the acquisition. The details of these agreements have not been universally disclosed by acquiring institutions in the past.

Federal Home Loan Banks. The Federal Home Loan Banks serve as credit sources for their members. As a member of the FHLB of Cincinnati, The Middlefield Banking Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its and the amount of loans, or “advances,” from the FHLB. The bank is in compliance with this requirement, with an investment in FHLB stock of $1,259,800 at December 31, 2002.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.

State Banking Regulation. As an Ohio-chartered bank, the bank is subject to regular examination by the Ohio Division of Financial Institutions. State banking regulation affects the internal organization of the bank as well as its savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The Ohio Division of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist it may take possession and control of an Ohio-chartered bank.

Monetary Policy. The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is regulation of aggregate national credit and money supply. The Federal Reserve Board accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions’ loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve Board monetary policy has had a significant effect on the operating results of financial institutions in the past, and it can be expected to influence operating results in the future.

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

Competition among financial institutions and other financial service organizations is increasing with the continuing consolidation of the financial services industry. Additionally, legislative and regulatory changes could affect competition. Congress’ elimination in 1994 of many restrictions on interstate branching could increase competition from large banks headquartered outside of northeastern Ohio. Congress’ repeal in late 1999 of much of the Glass-Steagall Act (which had separated the commercial and investment banking industries) and elimination of the barriers between the banking and insurance industries might make competition even more intense. Because of our smaller size, we may have less opportunity to take advantage of the flexibility offered by that new legislation.

The bank does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio market in which The Middlefield Banking Company operates has a high concentration of financial institutions. Many of the financial institutions operating in our market are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. More geographically diversified than The Middlefield Banking Company, they are therefore less vulnerable to adverse changes in our local economy. And many of these institutions offer services that we do not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities than The Middlefield Banking Company can provide. Likewise, some of the competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which The Middlefield Banking Company is subject. Because The Middlefield Banking Company is smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. The Middlefield Banking Company accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.

The business of banking is changing rapidly with changes in technology, which poses financial and technological challenges to small and mid-sized institutions. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Financial institutions’ success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of The Middlefield Banking Company’s competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than The Middlefield Banking Company, or to provide products and services that The Middlefield Banking Company is not able to provide economically. We cannot assure you that we will be able to develop and implement new technology-driven products or services or that we will be successful in marketing these products or services to customers.

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

Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. In the early 1990s, many banking organizations experienced historically high interest rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings. Since then, however, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressures. It has become increasingly difficult for depository institutions to maintain deposit growth at the same rate as loan growth. Under these circumstances, to maintain deposit growth an institution might have to offer more attractive deposit terms, further narrowing the institution’s interest rate spread. Middlefield cannot assure you that interest rate spreads will not narrow even more or that higher interest rate spreads will return.

Banks manage interest rate risk exposure by closely monitoring assets and liabilities, altering from time to time the mix and maturity of loans, investments, and funding sources. Changes in interest rates could result in an increase in higher-cost deposit products within a bank’s existing portfolio, as well as a flow of funds away from bank accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) if the bank does not pay competitive interest rates. The percentage of household financial assets held in the form of deposits is shrinking. Banking customers are investing a growing portion of their financial assets in stocks, bonds, mutual funds, and retirement accounts. Changes in interest rates also affect the volume of loans originated, as well as the value of loans and other interest-earning assets, including investment securities.

An economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern Ohio, particularly Geauga, Portage, Trumbull and Ashtabula Counties. A high percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

Middlefield common stock is very thinly traded, and it is therefore susceptible to wide price swings. Middlefield’s common stock is not traded or authorized for quotation on any exchanges or on Nasdaq. However, bid prices for Middlefield common stock appear from time to time in the pink sheets under the symbol “MBCN.” The “pink sheets” is a static paper quotation service for over-the-counter securities that is printed weekly and distributed by the National Quotation Bureau, LLC to broker-dealers. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or Nasdaq. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of Middlefield common stock, matching interested buyers and sellers.

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

A stock that is not listed on a securities exchange or authorized for Nasdaq trading might not be accepted as collateral for loans. If accepted as collateral, the stock’s value could nevertheless be substantially discounted. Consequently, investors should regard the common stock as a long-term investment and should be prepared to bear the economic risk of an investment in the common stock for an indefinite period. Investors who need or desire to dispose of all or a part of their investments in the common stock might not be able to do so except by private, direct negotiations with third parties.

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for Middlefield. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to Middlefield. As of December 31, 2002 the bank could have declared dividends of approximately $3.1 million to Middlefield without having to obtain advance regulatory approval. We cannot assure you that the bank’s profitability will continue to allow it to pay dividends to Middlefield, and we therefore cannot assure you that Middlefield will be able to continue paying regular, quarterly cash dividends.

We could incur liabilities under federal and state environmental laws if we foreclose on commercial properties. A high percentage of the bank’s loans are secured by real estate. Although the vast majority of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on. The bank currently does not own any property acquired by foreclosure. However, the bank has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, the bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, they might not be financially solvent or they might be unable to bear the full cost of clean up. Regardless of whether it forecloses on property, it is also possible that a lender exercising unusual influence over a borrower’s commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.

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

There are risks associated with assessing the values, strengths, weaknesses, and profitability of acquisition candidates, including adverse short-term effects of acquisitions on operating results, diversion of management’s attention, dependence on retaining key personnel, and risks associated with unanticipated problems. An acquisition’s success depends in part on the acquiror’s ability to integrate the operations of the acquired institution or assets and capitalize on synergies for cost savings. Without experience integrating acquired companies, Middlefield therefore would face greater risk that acquisition costs will exceed projections and that the benefits will be less than projected or harder to attain.

Item 2 — Properties

The bank’s offices are:

Location	County	Owned/Leased	Other Information

Main Office: 15985 East High Street Middlefield, Ohio 44062-1666	Geauga	owned

Branches: West Branch 15545 West High Street Middlefield, Ohio	Geauga	owned

Garrettsville Branch 8058 State Street Garrettsville, Ohio	Portage	owned

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	leased	three-year lease renewed in November 2001, with option to renew for seven additional consecutive three-year terms

Chardon Branch 348 Center Street Chardon, Ohio	Geauga	owned	opened in September, 2001

At December 31, 2002 the net book value of the bank’s investment in premises and equipment totaled $6.5 million.

The bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

Item 3 — Legal Proceedings

From time to time the bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Middlefield or the bank, either individually or in the aggregate.

Item 4 — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Middlefield Banc Corp.’s security holders during the fourth quarter of 2002.

Part II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for Middlefield’s Common Equity and Related Stockholder Matters” in Middlefield’s 2002 Annual Report to Shareholders on Part I – page 49 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under “ Supervision and Regulation.”

Item 6 — Selected Financial Data

The above-captioned information appears under “Selected Financial Data” in Middlefield’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Middlefield’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Quantitative and Qualitative Disclosures About Market Risk” in Middlefield’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of Middlefield Banc Corp. and its subsidiary, together with the report thereon by S.R. Snodgrass, A.C. appears in the Middlefield’s 2002 Annual Report to Shareholders and are incorporated herein by reference.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10 — Directors and Executive Officers of the Registrant

Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 13 — Certain Relationships and Related Transactions

Incorporated by reference to the definitive proxy statement for the 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 14 — Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Middlefield’s principal executive officer and principal financial officer have concluded that the Middlefield’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by Middlefield in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules an forms.

There were no significant changes in Middlefield’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

P ART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

(a)(2)  Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(a)(3)  Exhibits

See the list of exhibits below

(b)       Reports on Form 8-K Filed During the Quarter ended December 31, 2002

None.

(c)       Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description	Location

3.1	Second Amended and Restated Articles of	Incorporated by reference to the identically numbered exhibit to the

Exhibit Number	Description	Location

	Incorporation of Middlefield Banc Corp.	registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001
3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001
4	Specimen Stock Certificate	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001
10.1 *	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001
10.2 *	Severance Agreement of President and Chief Executive Officer	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.3 *	Severance Agreement of Executive Vice President	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001
10.5 *	Collateral Assignment Split Dollar Agreement between the President and Chief Executive Officer and The Middlefield Banking Company	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the registration statement on Form 10 (File No. 033-23094) filed on June 14, 2001
10.6 *	Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.7 *	Director Retirement Agreement with Frances H. Frank	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.8 *	Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.9 *	Director Retirement Agreement with George F. Hasman	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.10 *	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.11 *	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
10.12 *	Director Retirement Agreement with Donald E. Villers	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002
11	Statement re computation of per share earnings	Incorporated by reference under the title “Notes to Consolidated Financial Statements” of the 2002 Annual Report to Shareholders
13	2002 Annual Report to Shareholders	filed herewith
21	Subsidiaries of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001
23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith
	Form of Indemnification Agreement with directors of	Incorporated by reference to the identically numbered exhibit to Amendment
99.1 *	Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	No. 1 of the registration statement on Form 10 (File No. 033-23094) filed on June 14, 2001

Exhibit Number	Description	Location

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

      *    Management contract or compensatory plan or arrangement

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ THOMAS G. CALDWELL

Thomas G. Caldwell President and Chief Executive Officer March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS G. CALDWELL	March 27, 2003

Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ DONALD L. STACY	March 27, 2003

Donald L. Stacy, Treasurer and Chief Financial Officer (Principal accounting and financial officer)

Richard T. Coyne, Director

/s/ FRANCES H. FRANK	March 27, 2003

Frances H. Frank, Director

Thomas C. Halstead, Director

George F. Hasman, Director

/s/ JAMES R. HESLOP, II	March 27, 2003

James R. Heslop, II, Executive Vice President, Chief Operating Officer, and Director

/s/ DONALD D. HUNTER	March 27, 2003

Donald D. Hunter, Chairman of the Board and Director

Martin S. Paul, Director

/s/ DONALD E. VILLERS	March 27, 2003

Donald E. Villers, Director

CERTIFICATION

I, Thomas G. Caldwell, certify that:

1. I have reviewed this annual report on Form 10-K of Middlefield Banc Corp. (“the Registrant”).

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“the Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/27/03	/s/ THOMAS G. CALDWELL

Thomas G. Caldwell. President

CERTIFICATION

I, Donald L. Stacy, certify that:

1. I have reviewed this annual report on Form 10-K of Middlefield Banc Corp. (“the Registrant”).

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“the Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/27/03	/s/ DONALD L. STACY

Donald L. Stacy Principal Financial and Accounting Officer