Form 10-Q
period 2003-03-31
MIDDLEFIELD BANC CORP
filed 2003-05-12
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

☒

QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                 to

Commission File Number 33-23094

Middlefield Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34 - 1585111 (IRS Employer Identification No.)

15985 East High Street, Middlefield, Ohio 44062-9263
(Address of principal executive offices)

(440) 632-1666
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class: Common Stock, without par value
Outstanding at May 8, 2003: 1,156,579

MIDDLEFIELD BANC CORP.

SIGNATURES

CERTIFICATIONS

MIDDLEFIELD BANC CORP.
 CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$5,408,657	$1,775,324
Federal funds sold	—	350,000

Cash and cash equivalents	5,408,657	2,125,324
Interest-bearing deposits in other institutions	574,402	571,969
Investment securities available for sale	38,050,327	35,917,057
Investment securities held to maturity (estimated market value of $4,913,502 and $6,405,918)	4,788,178	6,242,095
Loans	179,433,233	174,943,131
Less allowance for loan losses	2,389,612	2,300,485

Net loans	177,043,621	172,642,646
Premises and equipment	6,720,069	6,480,730
Bank-owned life insurance	5,000,000	—
Accrued interest and other assets	2,500,970	2,265,712

TOTAL ASSETS	$240,086,224	$226,245,533

LIABILITIES
Deposits:
Noninterest-bearing demand	$25,281,315	$26,610,912
Interest-bearing demand	10,947,717	7,216,385
Money market	12,352,520	10,660,657
Savings	51,377,777	49,277,572
Time	94,743,131	93,618,968

Total deposits	194,702,460	187,384,494
Short-term borrowings	2,389,576	785,778
Other borrowings	20,182,917	15,690,053
Accrued interest and other liabilities	782,594	638,800

TOTAL LIABILITIES	218,057,547	204,499,125

STOCKHOLDERS’ EQUITY
Common stock, no par value; 5,000,000 shares authorized,1,211,163 and 1,209,123 shares issued	7,944,216	7,883,155
Retained earnings	15,472,547	15,051,110
Accumulated other comprehensive income	356,823	475,428
Treasury stock, at cost (55,309 and 52,578 shares)	(1,744,909)	(1,663,285)

TOTAL STOCKHOLDERS’ EQUITY	22,028,677	21,746,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,086,224	$226,245,533

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2003	2002

INTEREST INCOME
Interest and fees on loans	$3,129,988	$2,999,617
Interest-bearing deposits in other institutions	7,101	16,436
Federal funds sold	9,307	15,653
Investment securities:
Taxable interest	308,608	275,437
Tax-exempt interest	119,590	109,531
Dividends on FHLB stock	12,929	9,649

Total interest income	3,587,523	3,426,323

INTEREST EXPENSE
Deposits	1,245,359	1,388,572
Short term borrowings	2,290	1,272
Other borrowings	203,384	146,224

Total interest expense	1,451,033	1,536,068

NET INTEREST INCOME	2,136,490	1,890,255

Provision for loan losses	105,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,031,490	1,815,255

NONINTEREST INCOME
Service charges on deposit accounts	238,651	222,910
Investment securities gains, net	542	—
Other income	37,386	38,167

Total noninterest income	276,579	261,077

NONINTEREST EXPENSE
Salaries and employee benefits	646,471	578,865
Occupancy expense	98,552	87,242
Equipment expense	80,026	83,208
Data processing costs	116,472	84,968
Ohio state franchise tax	75,050	67,550
Other expense	294,187	357,589

Total noninterest expense	1,310,758	1,259,422

Income before income taxes	997,311	816,910
Income taxes	344,565	268,000

NET INCOME	$652,746	$548,910

EARNINGS PER SHARE

Basic	$0.56	0.47
Diluted	0.56	0.47

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income

Balance, December 31, 2002	$7,883,155	$15,051,110	$475,428	$(1,663,285)	$21,746,408

Net income		652,746			652,746	$652,746
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $61,100			(118,605)		(118,605)	(118,605)

Comprehensive income						$534,141

Purchase of treasury stock				(81,624)	(81,624)
Common stock issued	24,269				24,269
Dividend reinvestment plan	36,792				36,792
Cash dividends ($.20 per share)		(231,309)			(231,309)

Balance, March 31, 2003	$7,944,216	$15,472,547	$356,823	$(1,744,909)	$22,028,677

March 31, 2003

Components of comprehensive income:
Change in net unrealized loss on investment securities available for sale	$(118,247)
Realized gain included in net income, net of taxes of $184	(358)

Total	$(118,605)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

OPERATING ACTIVITIES
Net income	$652,746	$548,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105,000	75,000
Depreciation and amortization	96,571	81,777
Amortization of premium and discount on investment securities	52,212	24,356
Amortization of net deferred loan costs (fees)	(17,220)	(58,051)
Investment security gains	(542)	—
Increase in accrued interest receivable	(113,713)	(99,375)
Decrease in accrued interest payable	(39,616)	(91,871)
Other, net	137,068	227,275

Net cash provided by operating activities	872,506	708,021

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	(2,433)	(2,848)
Investment securities available for sale:
Proceeds from repayments and maturities	3,651,370	960,525
Proceeds from sales	1,991,917	—
Purchases	(8,003,820)	(2,553,750)
Investment securities held to maturity:
Proceeds from repayments and maturities	1,449,805	1,508,452
Increase in loans, net	(4,488,756)	(6,463,480)
Purchase of bank-owned life insurance	(5,000,000)	—
Purchase of Federal Home Loan Bank stock	(14,100)	(26,470)
Purchase of premises and equipment	(335,910)	(212,140)

Net cash used for investing activities	(10,751,927)	(6,789,711)

FINANCING ACTIVITIES
Net increase in deposits	7,317,966	3,633,139
Increase in short-term borrowings, net	1,603,798	4,583
Repayment of other borrowings	(507,138)	(62,351)
Proceeds from other borrowings	5,000,000	2,000,000
Exercise of stock options	—	14,160
Purchase of treasury stock	(81,624)	—
Common stock issued	24,269	—
Proceeds from dividend reinvestment plan	36,792	—
Cash dividends	(231,309)	(198,638)

Net cash provided by financing activities	13,162,754	5,390,893

Increase (decrease) in cash and cash equivalents	3,283,333	(690,797)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,125,324	5,893,435

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,408,657	$5,202,638

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,490,649	$1,627,939
Income taxes	50,000	—

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
N OTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. (“Middlefield”) includes its wholly owned subsidiary, The Middlefield Banking Company (the “Bank”). All significant intercompany items have been eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 00-32561). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Middlefield provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

NOTE 2 - EARNINGS PER SHARE (Continued)

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	2003	2002

Weighted-average common shares outstanding	1,209,509	1,204,099

Average treasury stock shares	(53,379)	(45,722)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	1,156,130	1,158,377

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,348	1,114

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	1,158,478	1,159,491

Options to purchase 9,975 shares of common stock at prices from $29.52 to $30.24 per share were outstanding during 2003 and 2002 but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended March 31, 2002, comprehensive income totaled $489,932.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on Middlefield’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on Middlefield’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Middlefield’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up”

effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended

	March 31,

	2003	2002

Net income, as reported	$652,746	$548,910
Less pro forma expense related to stock options	(13,113)	—

Pro forma net income	$639,633	$548,910

Basic net income per common share:
As reported	$0.56	$0.47
Pro forma	0.55	0.47
Diluted net income per common share:
As reported	$0.56	$0.47
Pro forma	0.55	0.47

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on Middlefield’s financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on Middlefield’s financial position or results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. Forward-looking statements can be identified by terminology such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “should,” “will,” “plans,” “potential” and similar words. Forward-looking statements are also statements that are not statements of historical fact. Forward-looking statements necessarily involve risks and uncertainties. They are merely predictive or statements of probabilities, involving known and unknown risks, uncertainties and other factors.

If one or more of these risks of uncertainties occurs or if the underlying assumptions prove incorrect, actual results in 2003 and beyond could differ materially from those expressed in or implied by the forward-looking statements.

Forward-looking statements are based upon a variety of estimates and assumptions. The estimates and assumptions involve judgments about a number of things, including future economic, competitive, and financial market conditions and future business decisions. These matters are inherently subject to significant business, economic and competitive uncertainties, all of which are difficult to predict and many of which are beyond Middlefield’s control. Although Middlefield believes its estimates and assumptions are reasonable, actual results could vary materially from those shown. Inclusion of forward-looking information in this Form 10-Q does not constitute a representation by Middlefield or any other person that the indicated results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Middlefield’s single most critical accounting policy relates to Middlefield’s allowance for loan losses, which reflects the estimated losses resulting from the inability of Middlefield’s borrowers to make required loan payments. If the financial condition of Middlefield’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Middlefield’s estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Allowance for Loan Losses” on page 10 herein and page 40 of Middlefield’s 2002 Annual Report to Shareholders.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002.

Total assets increased $13.8 million to $240.1 million at March 31, 2003 from $226.2 million at December 31, 2002. Deposit growth of $7.3 million and additional borrowings of $4.5 million were utilized primarily for meeting loan demand and for funding a $5.0 million investment in bank-owned life insurance.

Cash and cash equivalents increased $3.3 million to $5.4 million at March 31, 2003 as a result of temporary fluctuations with correspondent banks due to the timing of customer activity.

Total loans increased to $177.0 million at March 31, 2003 from $172.6 million at December 31, 2002. This increase in net loans receivable resulted from continued customer referrals and Middlefield’s overall relationship with its customers. The majority of the increased lending activity is predominately residential mortgage loans and commercial and commercial real estate. Such loans grew $4.1 million and $.7 million, respectively, at March 31, 2003. Funding for this growth was provided primarily by additional borrowings with the Federal Home Loan Bank.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At March 31, 2003, Middlefield’s allowance for loan losses increased slightly to $2.4 million from $2.3 million at December 31, 2002. This increase was proportional to the growth in lending, as well as the mix of growth incurred during the period. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

During the first quarter of 2003, Middlefield purchased $5,000,000 in bank-owned life insurance in order to generate nontaxable earnings that will offset the cost of certain employee benefit plans.

Total deposits increased to $194.7 million at March 31, 2003 from $187.4 million at December 31, 2002. Growth was primarily concentrated in transactional and savings deposits and resulted from continual marketing efforts by management, as well as customer preferences to readily accessible deposit products.

Total borrowings increased to $22.6 million at March 31, 2003 from $16.5 million at December 31, 2002. This increase was the result of an additional $5.0 million in Federal Home Loan Bank borrowings to be repaid over a 10 to 20 year period. As noted previously, the proceeds from these borrowings were used to fund loan demand.

Total stockholders’ equity increased to $22.0 million at March 31, 2003 due to net income of $653,000 that was offset partially by dividend payments of $231,000 and a reduction in accumulated other comprehensive income of $119,000. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002.

Middlefield recorded net income of $653,000 for the three month period ended March 31, 2003 as compared to net income of $549,000 for the same period ended March 31, 2002. This increase in net income was due to the significant growth in net interest income of $246,000 while offset by increases in noninterest expense, the provision for loan losses, and income taxes of $51,000, $30,000, and $77,000 respectively. Basic and diluted earnings per share increased to $.56 per share for the three months ended March 31, 2003 from $.47 per share for the same period ended 2002.

Net interest income for the three months ended March 31, 2003 increased to $2,136,000, compared to $1,890,000 for the same period ended 2002. Interest income for the first three months of 2003 was $3,588,000 as compared to $3,426,000 for the same period ended 2002. This increase of $161,000 was primarily the result of an increase in interest earned on loans receivable of $130,000. The average balance of loans receivable increased $21.5 million to $176.4 million during 2003, as compared to $154.9 million for the 2002 period. The tax-equivalent yield on interest earning assets decreased to 6.54% for the three months ended 2003 from 7.27% for same period ended 2002, and primarily resulted from a 109 basis point and 68 basis point decrease in investment securities and loans receivable, respectively.

Interest expense decreased $85,000 for the three months ended March 31, 2003 to $1,451,000 from $1,536,000 for the same period ended 2002. Interest expense incurred on deposits decreased $143,000 for the three months ended March 31, 2003 as compared to the same period ended 2002. This was primarily attributable to a declining interest rate environment which resulted in the cost of funds decreasing to 3.14% for the three months ended March 31, 2003 from 3.91% for the same period 2002. The yield on certificates of deposit, savings, and interest-bearing checking accounts declined 84 basis points, 64 basis points, and 93 basis points, respectively, and reflect the overall trend in the interest rate environment during this period. Offsetting these reductions in interest expense was an increase in the average balance of total borrowings of $8.7 million to $20.5 million for the three months ended March 31, 2003 as compared to $11.8 million for the same 2002 period.

Total non-interest income for the three months ended March 31, 2003 increased slightly by 5.94% to $277,000 as compared to $261,000 for the same period ended 2002. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services. The growth resulted from an increase in the number of depositor accounts relationships during the current 2003 period as compared to the 2002 period.

Total noninterest expenses increased $51,000 for the three months ended March 31, 2003 as compared to the same period ended 2002. Compensation and employee benefits increased $68,000 primarily as a result of the hiring of additional employees and normal merit raises. Occupancy and equipment expenses increased $13,000 as a result of added capital expenditures in current year for the opening of a new branch office. As a result of increased transaction activity from operating a larger organization, data processing expenses increased $32,000 during 2003 as compared to 2002. Offsetting these increases to noninterest expense was a decline of $63,000 in other expense for 2003 as compared to 2002. This decrease was due to a reduction in professional services used during 2002 for the implementation of a dividend reinvestment plan.

Income taxes of $345,000 for the three months ended March 31, 2003 increased over the comparable 2002 period by $77,000 and were primarily effected by the increase in pre-taxable income during the period. Middlefield has an effective tax rate of 34.55% for 2003 as compared to 32.81% for 2002.

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

Middlefield’s liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e., federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield’s operating, investing, and financing activities during any given period. At March 31, 2003, cash and cash equivalents totaled $5.4 million or 2.3% of total assets while investment securities classified as available for sale totaled $38.1 million or 15.9% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $873,000 and $708,000 for the three month periods ended March 31, 2003 and 2002, respectively, and were generated principally from net income of approximately $653,000 and $549,000 for 2003 and 2002, respectively.

Investing activities used $10.8 million and $6.8 million in funds during the first three months of 2003 and 2002, respectively. These cash usages primarily consisted of net loan originations of $4.5 million and $6.5 million for 2003 and 2002, respectively. Also, during 2003, Middlefield purchased $5,000,000 of bank-owned life insurance.

Financing activities consist of the solicitation and repayment of customer deposits, and borrowings and repayment. During the three months ended March 31, 2003, net cash provided by financing activities totaled $13.1 million, principally derived from an increase in deposit accounts of $7.3 million and additional borrowings of $6.1 million. During the same period ended 2002, net cash provided by financing activities was $5.4 million, and consisted of a $3.6 million increase in deposit accounts coupled with a $1.9 million increase in total borrowings.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the bank’s commitment to make loans, as well as management’s assessment of Middlefield’s ability to generate funds. Middlefield anticipates it will have sufficient liquidity available to meet estimated short-term and long-term funding needs.

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield’s and the Bank’s Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2003, both Middlefield and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. Middlefield’s Total risk-based, Tier I risk-based and Tier I leverage ratios were 15.98%, 14.72%, 9.32%, and the bank’s were 15.54%, 14.28%, 9.10%, respectively, at March 31, 2003.

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

	March 31, 2003	December 31, 2002

	(Dollars in thousands)

Loans on nonaccrual basis	$551	$357
Loans past due 90 days or more and still accruing	132	181

Total nonperforming loans	$683	$538

Nonperforming loans as a percent of total loans	0.38%	0.31%

Nonperforming assets as a percent of total assets	0.28%	0.24%

At March 31, 2003 and December 31, 2002, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 2003, impaired loans had no material effect on Middlefield’s financial position or results of operations.

During the three month period ended March 31, 2003, loans increased $4.4 million while nonperforming loans increased to a total of $145,000. The allowance for loan losses increased $89,000 during this same period and the resulting percentage of allowance for loan losses to loans outstanding increased to 1.33% as compared to 1.31% at December 31, 2002. Nonperforming loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management’s opinion.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like other financial institutions, the bank is subject to interest rate risk. The bank’s interest-earning assets could mature or reprice more rapidly than or on a different basis from its interest-bearing liabilities (primarily borrowings and deposits with short- and medium-term maturities) in a period of declining interest rates. Although having assets that mature or reprice more frequently on average than liabilities will be beneficial in times of rising interest rates, that asset/liability structure will result in lower net interest income in periods of declining interest rates.

Interest rate sensitivity, or interest rate risk, relates to the effect of changing interest rates on net interest income. Interest-earning assets with interest rates tied to the prime rate for example, or that mature in relatively short periods of time, are considered interest-rate sensitive. Interest-bearing liabilities with interest rates that can be repriced in a discretionary manner, or that mature in relatively short periods of time, are also considered interest-rate sensitive. The differences between interest-sensitive assets and interest-sensitive liabilities over various time horizons are commonly referred to as sensitivity gaps. As interest rates change, a sensitivity gap will have either a favorable effect or an adverse effect on net interest income. A negative gap — with liabilities repricing more rapidly than assets — generally should have a favorable effect when interest rates are falling, and an adverse effect when rates are rising. A positive gap — with assets repricing more rapidly than liabilities — generally should have the opposite effect: an adverse effect when rates are falling and a favorable effect when rates are rising.

Middlefield and the bank have no financial instruments entered into for trading purposes. Interest rates change daily on federal funds purchased and sold. Federal funds are therefore the most sensitive to the market and have the most stable fair values. Loans and deposits tied to indices such as the prime rate or federal discount rate are also market sensitive, with stable fair values. The least sensitive instruments include long-term, fixed-rate loans and securities and fixed-rate savings deposits, which have the least stable fair value. Management of maturity distributions of assets and liabilities between these extremes is as important as the balances maintained. Management of maturity distributions involves matching interest rate maturities as well as principal maturities, and it influences net interest income significantly. In periods of rapidly changing interest rates, a negative or positive gap can cause major fluctuations in net interest income and earnings. Managing asset and liability sensitivities to enhance growth regardless of changes in market conditions is one of the objectives of the bank’s asset/liability management strategy.

Evaluating the bank’s exposure to changes in interest rates is the responsibility of the Asset/Liability Committee, a committee of bank directors and officers. The Asset/Liability Committee assesses both the adequacy of the management process used to control interest rate risk and the quantitative level of exposure, ensuring that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at appropriate levels. Evaluating the quantitative level of interest rate risk exposure requires assessment of existing and potential effects of changes in interest rates on the bank’s financial condition, including capital adequacy, earnings, liquidity and asset quality.

The bank uses an asset/liability model to support its balance sheet strategies. Gap analysis, one of the methods used by management to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on Middlefield’s net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. Middlefield has not experienced the kind of earnings volatility that might be indicated from gap analysis.

Middlefield’s use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield’s risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at March 31, 2003 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield’s anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield’s ability to manage effectively.

Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Middlefield in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in rights of the Company’s security holders

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

10.4

Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000 *

10.5

Collateral Assignment Split Dollar Agreement between the President and Chief Executive Officer and The Middlefield Banking Company *

10.6

Director Retirement Agreement with Richard T. Coyne **

10.7

Director Retirement Agreement with Frances H. Frank **

10.8

Director Retirement Agreement with Thomas C. Halstead **

10.9

Director Retirement Agreement with George F. Hasman **

10.10

Director Retirement Agreement with Donald D. Hunter **

10.11

Director Retirement Agreement with Martin S. Paul **

10.12

Director Retirement Agreement with Donald E. Villers **

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

**

Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

(b)

No reports on Form 8-K were filed by Middlefield Banc Corp. during the quarter ended March 31, 2003.

CERTIFICATION
Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Thomas G. Caldwell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Middlefield Banc Corp. (“the Registrant”).

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

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“the Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ THOMAS G. CALDWELL

Thomas G. Caldwell. President

CERTIFICATION
Pursuant to Section 302 of the Securities Exchange Act of 1934

I, Donald L. Stacy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Middlefield Banc Corp. (“the Registrant”).

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

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“the Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ DONALD L. STACY

Donald L. Stacy Principal Financial and Accounting Officer