Form 10-Q
period 2003-06-30
MIDDLEFIELD BANC CORP
filed 2003-08-13
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10 - Q

      [X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

                  For the transition period from         to

                         Commission File Number 000-32561
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

                     Class: Common Stock, without par value
                    Outstanding at August 11, 2003: 1,158,354

                             MIDDLEFIELD BANC CORP.

                                      INDEX

                                                                                                            Page
                                                                                                           Number
                                                                                                        -----------
PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                    Consolidated Balance Sheet (Unaudited) as of                                            3
                      June 30, 2003 and December 31, 2002

                    Consolidated Statement of Income (Unaudited)
                      for the Three and Six Months ended June 30, 2003
                      and 2002                                                                              4

                    Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                      for the Six Months ended June 30, 2003                                                5

                    Consolidated Statement of Cash Flows (Unaudited)
                      for the Six Months ended June 30, 2003 and 2002                                       6

                    Notes to Unaudited Consolidated Financial Statements                                    7

      Item 2.       Management's Discussion and Analysis of

                    Financial Condition and Results of Operations                                           9

      Item 3.       Quantitative and Qualitative Disclosures About Market Risk                             14

      Item 4.       Controls and Procedures                                                                16

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                      17

      Item 2.       Changes in Securities                                                                  17

      Item 3.       Defaults Upon Senior Securities                                                        17

      Item 4.       Submission of Matters to a Vote of Security Holders                                    17

      Item 5.       Other Information                                                                      17

      Item 6.       Exhibits and Reports on Form 8 - K                                                     17

SIGNATURES

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                June 30,      December 31,
                                                                                 2003             2002
                                                                             -------------    -------------
ASSETS
     Cash and due from banks                                                 $   6,102,703    $   1,775,324
     Federal funds sold                                                          8,235,000          350,000
                                                                             -------------    -------------
     Cash and cash equivalents                                                  14,337,703        2,125,324
     Interest-bearing deposits in other institutions                               574,402          571,969
     Investment securities available for sale                                   37,241,937       35,917,057
     Investment securities held to maturity (estimated
       market value of $3,377,005 and $6,405,918)                                3,265,946        6,242,095
     Loans                                                                     182,418,551      174,943,131
     Less allowance for loan losses                                              2,512,866        2,300,485
                                                                             -------------    -------------
             Net loans                                                         179,905,685      172,642,646
     Premises and equipment                                                      6,907,800        6,480,730
     Bank-owned life insurance                                                   5,068,286             --
     Accrued interest and other assets                                           2,584,116        2,265,712
                                                                             -------------    -------------
             TOTAL ASSETS                                                    $ 249,885,875    $ 226,245,533
                                                                             =============    =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                          $  29,595,597       26,610,912
         Interest-bearing demand                                                 8,230,978        7,216,385
         Money market                                                           12,865,490       10,660,657
         Savings                                                                54,867,549       49,277,572
         Time                                                                  100,556,018       93,618,968
                                                                             -------------    -------------
             Total deposits                                                    206,115,632      187,384,494
     Short-term borrowings                                                         399,176          785,778
     Other borrowings                                                           19,993,950       15,690,053
     Accrued interest and other liabilities                                        667,174          638,800
                                                                             -------------    -------------
             TOTAL LIABILITIES                                                 227,175,932      204,499,125
                                                                             -------------    -------------
STOCKHOLDERS' EQUITY
     Common stock, no par value; 5,000,000 shares authorized,
       1,213,255 and 1,209,123 shares issued                                     8,006,055        7,883,155
     Retained earnings                                                          15,856,470       15,051,110
     Accumulated other comprehensive income                                        592,327          475,428
     Treasury stock, at cost (55,309 and 52,578 shares)                         (1,744,909)      (1,663,285)
                                                                             -------------    -------------
             TOTAL STOCKHOLDERS' EQUITY                                         22,709,943       21,746,408
                                                                             -------------    -------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 249,885,875    $ 226,245,533
                                                                             =============    =============

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                  Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
INTEREST INCOME
     Interest and fees on loans                 $3,209,192   $3,078,538   $6,339,180   $6,078,155
     Interest-bearing deposits in                    4,719       13,627       11,820       30,063
          other institutions
     Federal funds sold                              9,906        9,407       19,213       25,060
     Investment securities:
          Taxable interest                         275,853      284,413      584,461      559,850
          Tax-exempt interest                      113,502      101,085      233,092      210,616
     Dividends on FHLB stock                        12,926       12,070       25,855       21,719
                                                ----------   ----------   ----------   ----------
                   Total interest income         3,626,098    3,499,140    7,213,621    6,925,463
                                                ----------   ----------   ----------   ----------
INTEREST EXPENSE
     Deposits                                    1,236,828    1,356,054    2,482,187    2,744,626
     Short-term borrowings                           1,049        2,274        3,339        3,546
     Other borrowings                              212,803      153,932      416,187      300,156
                                                ----------   ----------   ----------   ----------
                   Total interest expense        1,450,680    1,512,260    2,901,713    3,048,328
                                                ----------   ----------   ----------   ----------
NET INTEREST INCOME                              2,175,418    1,986,880    4,311,908    3,877,135

Provision for loan losses                          105,000       75,000      210,000      150,000
                                                ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                     2,070,418    1,911,880    4,101,908    3,727,135
                                                ----------   ----------   ----------   ----------
NONINTEREST INCOME
     Service charges on deposit accounts           251,910      244,138      490,561      467,048
     Investment securities gains, net                 --           --            542         --
     Other income                                  106,191       39,577      143,577       77,744
                                                ----------   ----------   ----------   ----------
                    Total noninterest income       358,101      283,715      634,680      544,792
                                                ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
     Salaries and employee benefits                810,919      659,858    1,457,390    1,251,923
     Occupancy expense                             106,492       87,960      205,044      175,202
     Equipment expense                              57,586       81,167      137,612      164,375
     Data processing costs                          70,958       84,163      187,430      169,131
     Ohio state franchise tax                       75,000       67,500      150,050      135,050
     Other expense                                 492,253      365,023      786,440      709,413
                                                ----------   ----------   ----------   ----------
                    Total noninterest expense    1,613,208    1,345,671    2,923,966    2,605,094
                                                ----------   ----------   ----------   ----------
Income before income taxes                         815,311      849,924    1,812,622    1,666,833
Income taxes                                       200,363      278,000      544,928      546,000
                                                ----------   ----------   ----------   ----------
NET INCOME                                      $  614,948   $  571,924   $1,267,694   $1,120,833
                                                ==========   ==========   ==========   ==========
EARNINGS PER SHARE
         Basic                                  $     0.53   $     0.49   $     1.10         0.97
         Diluted                                      0.53         0.49         1.09         0.97
DIVIDENDS DECLARED PER SHARE                          0.20         0.18         0.40         0.35

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                           Accumulated
                                                                             Other                       Total
                                          Common         Retained        Comprehensive    Treasury     Stockholders' Comprehensive
                                          Stock          Earnings           Income         Stock          Equity         Income
                                        ------------   ---------------    -----------   ------------   -------------  ------------
Balance, December 31, 2002              $ 7,883,155    $   15,051,110     $   475,428   $ (1,663,285)  $ 21,746,408

Net income                                                  1,267,694                                     1,267,694    $1,267,694
Other comprehensive income:
    Unrealized gain on available
      for sale securities net of
      taxes of $60,221                                                        116,899                       116,899       116,899
                                                                                                                      -----------
Comprehensive income                                                                                                  $ 1,384,593
                                                                                                                      ===========
Purchase of treasury stock                                                                  (81,624)        (81,624)
Common stock issued                          48,404                                                          48,404
Dividend reinvestment plan                   74,496                                                          74,496
Cash dividends ($.40 per share)                              (462,334)                                     (462,334)
                                        ------------   ---------------    -----------   ------------   -------------
Balance, June 30, 2003                  $ 8,006,055    $   15,856,470     $   592,327   $ (1,744,909)  $  22,709,943
                                        ============   ===============    ===========   ============   =============

                                                                           June 30,
Components of comprehensive income:                                         2003
                                                                          -----------
Change in net unrealized gain on
    investment securities available
    for sale                                                              $  117,257
Realized gain included in net income,
    net of taxes of $184                                                        (358)
                                                                          -----------
Total                                                                     $  116,899
                                                                          ===========





See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       2003            2002
                                                                   ------------    ------------
OPERATING ACTIVITIES
     Net income                                                    $  1,267,694    $  1,120,833
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                 210,000         150,000
              Depreciation and amortization                             170,193         162,392
              Amortization of premium and
                discount on investment securities                       110,929          53,587
              Amortization of net deferred loan costs (fees)           (140,127)       (121,255)
              Investment security gains                                    (542)           --
              Decrease (increase) in accrued interest receivable         56,459         (99,375)
              Decrease in accrued interest payable                      (47,501)        (91,871)
              Other, net                                               (332,709)        (93,732)
                                                                   ------------    ------------
                    Net cash provided by operating activities         1,294,396       1,080,579
                                                                   ------------    ------------
INVESTING ACTIVITIES
     Decrease (increase) in interest-bearing deposits in
        other institutions, net                                          (2,433)         91,141
     Investment securities available for sale:
              Proceeds from repayments and maturities                 8,027,641       2,362,510
              Proceeds from the sale of securities                    1,991,917            --
              Purchases                                             (11,266,556)     (6,405,134)
     Investment securities held to maturity:
              Proceeds from repayments and maturities                 2,965,000       2,589,537
     Increase in loans, net                                          (7,332,912)    (11,458,492)
     Redemption (purchase) of Federal Home
              Loan Bank Stock                                           (26,500)        214,430
     Purchase of bank-owned life insurance                           (5,068,286)           --
     Purchase of premises and equipment                                (597,263)       (246,461)
                                                                   ------------    ------------
                  Net cash used for investing activities            (11,309,392)    (12,852,469)
                                                                   ------------    ------------
FINANCING ACTIVITIES
     Net increase in deposits                                        18,731,138      11,412,600
     Increase (decrease) in short-term borrowings, net                 (386,602)        434,483
     Repayment of other borrowings                                     (696,103)       (152,693)
     Proceeds from other borrowings                                   5,000,000       4,000,000
     Purchase of treasury stock                                         (81,624)           --
     Exercise of stock options                                             --            18,960
     Common stock issued                                                 48,404            --
     Proceeds from dividend reinvestment                                 74,496            --
     Cash dividends                                                    (462,334)       (416,583)
                                                                   ------------    ------------
                  Net cash provided by financing activities          22,227,375      15,296,767
                  Increase in cash and cash equivalents              12,212,379       3,524,877

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                               2,125,324       5,893,435
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                  $ 14,337,703    $  9,418,312
                                                                   ============    ============
SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
         Interest on deposits and borrowings                       $  2,949,214    $  3,140,199
         Income taxes                                                   545,000         254,000

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

                                                  For the Three                For the Six
                                                  Months Ended                 Months Ended
                                                     June 30,                    June 30,
                                                2003          2002          2003          2002
                                             ----------    ----------    ----------    ----------
Weighted average common shares
   outstanding                                1,211,554     1,204,387     1,210,537     1,204,149

Average treasury stock shares                   (55,309)      (45,722)      (54,350)      (45,722)
                                             ----------    ----------    ----------    ----------
Weighted average common shares and
   common stock equivalents used to
   calculate basic earnings per share         1,156,245     1,158,665     1,156,187     1,158,427
                                             ==========    ==========    ==========    ==========
Additional common stock equivalents
   (stock options) used to calculate
   diluted earnings per share                     3,030           531         2,689           822
                                             ----------    ----------    ----------    ----------
Weighted average common shares and
   common stock equivalents used
   to calculate diluted earnings per share    1,159,275     1,159,196     1,158,876     1,159,249
                                             ==========    ==========    ==========    ==========


Options to purchase 9,975 shares of common stock at prices from $29.52 to $30.24 per share were outstanding for all periods of 2003 and 2002, except for the three month period ended June 30, 2003, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the three month period ended June 30, 2003, options to purchase 7,350 shares of common stock at a price of $30.24 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the six months ended June 30, 2002, comprehensive income totaled $1,132,239. For the three months ended June 30, 2003 and 2002, comprehensive income totaled $850,452 and $789,583, respectively.

NOTE 4- RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies--regardless of the accounting method used--by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:


                                       Three Months Ended June 30,   Six Months Ended June 30,
                                            2003          2002         2003            2002
                                       ------------- ------------- -------------   -------------
Net income, as reported:               $     614,948 $     571,953 $   1,267,693   $   1,120,833

Less proforma expense related
  to stock options                            13,113             0        26,226               0
                                       ------------- ------------- -------------   -------------

Proforma net income                          601,835       571,953     1,241,467       1,120,833
                                       ============= ============= =============   =============
Basic net income per common share:

     As reported                       $        0.53 $        0.49 $        1.10   $        0.97
     Pro forma                                  0.52          0.49          1.07            0.97

Diluted net income per common share:

     As reported                       $        0.53 $        0.49 $        1.09   $        0.97
     Pro forma                                  0.52          0.49          1.07            0.97

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that adoption of this standard will have a significant effect on its reported equity.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002.
-------------------------------------------------------------------------

Total assets increased $23.6 million to $249.9 million at June 30, 2003 from $226.2 million at December 31, 2002. This increase primarily resulted from an increase in net loans receivable of $7.3 million and cash and cash equivalents of $12.2 million that was funded by net increases in deposits and borrowings of $18.7 million and $3.9 million, respectively.

Cash and cash equivalents increased to $14.3 million at June 30, 2003 as compared to $2.1 million at December 31, 2002. This increase was the result of strong deposit growth which were temporarily invested in federal funds sold.

Investment securities available for sale increased to $37.2 million at June 30, 2003 from $35.9 million at December 31, 2002. Meanwhile, investment securities held to maturity decreased to $3.3 million at June 30, 2003 from $6.2 million at December 31, 2002. The net decrease in the investment securities portfolios was due to called and matured securities during the year.

Total loans increased to $182.4 million at June 30, 2003 from $175.0 million at December 31, 2002. The increase in net loans receivable resulted from the economic health of Middlefield's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The increased lending activity was divided among home equity, residential mortgage and commercial loans. Such loans grew $3.5 million, $2.0 million and $2.2 million, respectively, at June 30, 2003. The increased lending is attributed to continued customer referrals and Middlefield's overall relationship with its customers.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At June 30, 2003, Middlefield's allowance for loan losses increased approximately $212,000 to $2.5 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

During the first quarter of 2003, Middlefield purchased $5,000,000 in bank-owned life insurance in order to generate nontaxable earnings that will offset the cost of certain employee benefit plans.

Total deposits increased to $206.1 million at June 30, 2003 from $187.4 million at December 31, 2002. Growth was primarily concentrated in savings and demand deposits and resulted from the continual marketing efforts by management, as well as customer preferences to readily accessible deposit products. Such accounts grew by $5.6 million and $6.9 million, respectively, during the period.

Other borrowings increased to $20.0 million at June 30, 2003 from $15.75 million at December 31, 2002. This increase was the result of an additional $4.3 million in Federal Home Loan Bank borrowings to be repaid over a ten-year period. As noted previously, the proceeds from this borrowing were used to fund loan demand.

Total stockholders' equity increased to $22.7 million at June 30, 2003 due to net income of $1,268,000 that was offset partially by dividend payments of $462,000 and an increase in accumulated other comprehensive income of $117,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies.

Comparison of Results of Operations for the Six and Three Months Ended June 30,
-------------------------------------------------------------------------------
2003 and 2002.
--------------

Middlefield recorded net income of $1,268,000 for the six-month period ended June 30, 2003 as compared to net income of $1,121,000 for the same period ended June 30, 2002. This increase in net income was due to the significant growth in net interest income of $435,000 while offset by increases in non-interest expense and the provision for loan losses of $319,000 and $60,000 respectively. Basic and diluted earnings per share increased to $1.10 and $1.09 per share for the six months ended June 30, 2003 from $.97 per share for the same period ended 2002. For the three months ended June 30, 2003, Middlefield recorded net income of $615,000, or $.53 per share from $572,000 or $.49 per share for the same period ended June 30, 2002.

Net interest income for the six months ended June 30, 2003 increased to $4,312,000 compared to $3,877,000 for the same period ended 2002. Interest income for the first six months of 2003 was $7,214,000 as compared to $6,925,000 for the same period ended 2002. This increase of $288,000 was influenced primarily by an increase in interest earned on loans receivable of $261,000, along with an increase in interest earned on investment securities and FHLB dividends of $47,000 and $4,000, respectively. Interest income was primarily driven by increases in average balances of interest-earning assets. The average balance of loans receivable increased $20.9 million to $178.8 million during 2003, as compared to $157.9 million for the 2002 period. The tax-equivalent yield on interest earning assets decreased to 6.51% for the six months ended 2003 from 7.21% for same period ended 2002, and primarily resulted from a 61 basis point and 114 basis point decrease in loans receivable and investment securities, respectively. Over the past two years, the Federal Reserve Board adopted a policy of aggressive interest rate reduction that resulted in this adverse impact on the yield on earning assets.

Interest expense decreased $147,000 for the six months ended June 30, 2003 to $2,902,000 from $3,048,000 for the same period ended 2002. Interest expense incurred on deposits decreased $262,000 for the six months ended June 30, 2003 as compared to the same period ended 2002. This was primarily attributable to a declining interest rate environment which resulted in the cost of funds decreasing to 3.08% for the six months ended June 30, 2003 from 3.84% for the same period 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $29.8 million to $188.6 million for the six months ended June 30, 2003. In particular, the average balance of savings and certificates of deposits increased $7.2 million and $9.5 million, respectively. As noted previously, such increases were the result of the competitively priced products being marketed throughout Middlefield's market area.

Net interest income for the three months ended June 30, 2003 increased to $2,175,000, compared to $1,987,000 for the same period ended 2002. Interest income for the three months ending June 30, 2003 increased 3.63% due to fluctuations within the earning asset mix. This resulted in increases in interest earned on loans of $131,000 that were partially offset by reductions to interest earned on interest bearing deposits in other institutions of $8,000. The average balance of loans receivable increased $19.5 million to $180.5 million during 2003, as compared to $160.9 million for the 2002 period. The tax-equivalent yield on interest earning assets decreased to 6.50% for the three months ended June 30, 2003 from 7.17% for same period ended 2002, and primarily resulted from a 119 basis point and 54 basis point decrease in investment securities and loans receivable, respectively. As noted previously, the Federal Reserve Board adopted a policy of aggressive interest rate reduction over the past few years that resulted in this adverse impact on the yield on earning assets. Meanwhile, the decrease in interest expense was primarily the effect of a declining cost of funds for the three months ended June 30, 2003 to 3.01% from 3.92% for the same period ended 2002. These reductions that resulted in a $62,000 decline in interest incurred on deposits were offset somewhat by an increase in the average balance of interest bearing liabilities of $38.1 million. As noted above, the competitive pricing strategy of Middlefield has contributed to these increases in deposit balances.

Total non-interest income for the six and three months ending June 30, 2003 increased by $90,000 and $74,000 respectively. Non-interest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services.

Total non-interest expenses increased $319,000 and $268,000 for the six and three months ended June 30, 2003, respectively, as compared to the same period ended 2002. Compensation and employee benefits increased $205,000 and $151,000, respectively, primarily as a result of normal merit raises and the addition of a new branch location.

Occupancy expenses increased $30,000 and $19,000, respectively, as a result of added capital expenditures, in particular the Orwell branch which became operational in 2003. As a result of increased transaction activity from operating a larger organization, data processing expenses increased $18,000 during 2003 as compared to 2002. In addition, other expenses increased $77,000 and $127,000, respectively. The increase primarily reflects the addition of a new office, as well as the introduction of a new logo and marketing image for the company and its subsidiary.

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

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e., federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At June 30, 2003, cash and cash equivalents totaled $14.3 million or 5.7% of total assets while investment securities classified as available for sale totaled $37.2 million or 15.0% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $1.3 million and $1.1 million for the six-month periods ended June 30, 2003 and 2002, respectively, and were generated principally from net income.

Investing activities used $11.3 million and $12.9 million in funds during the six months of 2003 and 2002, respectively. These cash usages primarily consisted of loan originations of $7.3 million and $11.5 million, respectively. In 2003, the Company purchased bank-owned life insurance of approximately $5.0 million.

Financing activities consist of the solicitation and repayment of customer deposits, and borrowings and repayment of borrowings. During the six months ended June 30, 2003, net cash provided by financing activities was $22.2 million, and consisted of an increase in deposits of $18.7 million and additional borrowings of $5,000,000. During the same period ended 2002, net cash provided by financing activities totaled $15.3 million, principally derived from an increase in deposit accounts in general, and savings deposits specifically. Also contributing to this influx of cash was proceeds from borrowings of $4.0 million.

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

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2003, both Middlefield and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 15.93%, 14.67%, 9.17%, and the bank's were 15.52%, 14.26%,
8.91%, respectively, at June 30, 2002.

RISK ELEMENT

The table below presents information concerning non-performing assets including non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                  June 30,   December 31,
                                                    2003        2002
                                                    ----        ----
                                                  (Dollars in thousands)

Loans on nonaccrual basis                           $510        $357
Loans past due 90 days or more and still accruing    196         181
                                                    ----        ----
Total nonperforming loans                           $706        $538
                                                    ----        ----

Nonperforming loans as a percent of total loans     0.28%       0.31%
                                                    ====        ====

Nonperforming assets as a percent of total assets   0.39%       0.24%
                                                    ====        ====

At June 30, 2003 and December 31, 2002, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of June 30, 2003, impaired loans had no material effect on the Company's financial position or results of operations.

During the six month period ended June 30, 2003, loans increased $7.5 million while non-performing loans decreased to a total of $704,000. The allowance for loan losses increased $212,000 during this same period and the resulting percentage of allowance for loan losses to loans outstanding increased to 1.38% as compared to 1.31% at December 31, 2002. Non-performing loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Middlefield in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

           None

Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Submission of matters to a vote of security holders

                  The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 14, 2003:

(a) The following Class III directors were elected to a three year term expiring in 2006:

Name                                    SHARES FOR                 SHARES WITHHELD
----                                    ----------                 ---------------
        George Hasman                     919,519                       5,375
      James R. Heslop II                  919,486                       5,375
        Martin S. Paul                    952,832                       5,375

Directors whose terms continued through the 2003 annual meeting include:

     Thomas G. Caldwell
     Richard T Coyne
     Frances H. Frank
     Thomas C. Halstead
     Donald D. Hunter
     Donald E. Villers

(b)  The recommendation of the Board of Directors to ratify the appointment of
     S. R. Snodgrass, A.C. as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 958,284 shares in favor, and 964 shares against, and 500 shares abstaining.

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

               10.1 1999 Stock Option Plan of Middlefield Banc Corp. *

               10.2 Severance Agreement of President and Chief Executive Officer
                    *

               10.3 Severance Agreement of Executive Vice President *

               10.4 Federal Home Loan Bank of Cincinnati Agreement for Advances
                    and Security Agreement dated September 14, 2000 *

               21   Subsidiaries of Middlefield Banc Corp. *

               31 Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 - Thomas G. Caldwell

               31.1 Certification Pursuant to Section 302 of the Securities
                    Exchange Act of 1934 - Donald L. Stacy

               32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

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

         (b) ) Reports on Form 8-K that were filed with or furnished to the SEC after March 31, 2003 as follows:

                (1) On May 16, 2003 a copy of Middlefield's May 15, 2003 press release reporting the results of the 2003 annual meeting and declaration of a cash dividend was furnished as a Form 8-K exhibit, and

                (2) On July 18, 2003 a copy of Middlefield's July 17, 2003 press release reporting second quarter financial results was furnished as a Form 8-K exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

                                    MIDDLEFIELD BANC CORP.


Date:   August 13, 2003             By: /s/Thomas G. Caldwell
                                    ----------------------------------------
                                    Thomas G. Caldwell

                                    President and Chief Executive Officer

Date:   August 13, 2003             By: /s/Donald L. Stacy
                                    ----------------------------------------
                                    Donald L. Stacy
                                    Principal Financial and Accounting Officer