Form 10-Q
period 2003-09-30
MIDDLEFIELD BANC CORP
filed 2003-11-13
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10 - Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                        For the transition period from           to

                        Commission File Number 000-32561
                        --------------------------------
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

             Yes X                                 No


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b2 of the Act).      Yes               No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                     Class: Common Stock, without par value
                   Outstanding at November 10, 2003: 1,162,555

                             MIDDLEFIELD BANC CORP.

                                      INDEX



                                                                                                Page
                                                                                               Number
                                                                                             ----------


PART I  -  FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Consolidated Balance Sheet (Unaudited) as of
                      September 30, 2003 and December 31, 2002                                  3

                  Consolidated Statement of Income (Unaudited)
                      for the Three and Nine Months ended September 30, 2003
                      and 2002                                                                  4

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                      for the Nine Months ended September 30, 2003                              5

                  Consolidated Statement of Cash Flows (Unaudited)
                      for the Nine Months ended September 30, 2003 and 2002                     6

                  Notes to Unaudited Consolidated Financial Statements                          7

    Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                             12

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    18

    Item 4.       Controls and Procedures                                                       20

PART II  -  OTHER INFORMATION

    Item 1.       Legal Proceedings                                                             21

    Item 2.       Changes in Securities                                                         21

    Item 3.       Defaults Upon Senior Securities                                               21

    Item 4.       Submission of Matters to a Vote of Security Holders                           21

    Item 5.       Other Information                                                             21

    Item 6.       Exhibits and Reports on Form 8 - K                                            21

SIGNATURES

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,                 December 31,
                                                                           2003                          2002
                                                                    -----------------              ----------------

ASSETS
    Cash and due from banks                                         $      4,216,941               $     1,775,324
    Federal funds sold                                                     2,430,000                       350,000
                                                                     ----------------              ----------------
    Cash and cash equivalents                                              6,646,941                     2,125,324
    Interest-bearing deposits in other institutions                          537,618                       571,969
    Investment securities available for sale                              49,911,627                    35,917,057
    Investment securities held to maturity (estimated
      market value of $2,838,002 and $6,405,918)                           2,764,706                     6,242,095
    Loans                                                                188,947,859                   174,943,131
    Less allowance for loan losses                                         2,605,767                     2,300,485
                                                                     ----------------              ----------------
             Net loans                                                   186,342,092                   172,642,646
    Premises and equipment                                                 6,913,457                     6,480,730
    Bank-owned life insurance                                              5,135,305                            --
    Accrued interest and other assets                                      2,716,344                     2,265,712
                                                                     ----------------              ----------------

             TOTAL ASSETS                                            $   260,968,090               $   226,245,533
                                                                     ================              ================

LIABILITIES
    Deposits:
         Noninterest-bearing demand                                  $    29,986,047               $    26,610,912
         Interest-bearing demand                                           8,145,802                     7,216,385
         Money market                                                     14,603,908                    10,660,657
         Savings                                                          64,722,200                    49,277,572
         Time                                                            101,612,252                    93,618,968
                                                                     ----------------              ----------------
             Total deposits                                              219,070,209                   187,384,494
    Short-term borrowings                                                    399,176                       785,778
    Other borrowings                                                      17,863,260                    15,690,053
    Accrued interest and other liabilities                                   655,461                       638,800
                                                                     ----------------              ----------------
             TOTAL LIABILITIES                                           237,988,106                   204,499,125
                                                                     ----------------              ----------------

STOCKHOLDERS' EQUITY
    Common stock, no par value; 5,000,000 shares authorized,
      1,217,514 and 1,209,123 shares issued                                8,134,763                     7,883,155
    Retained earnings                                                     16,315,403                    15,051,110
    Accumulated other comprehensive income                                   274,727                       475,428
    Treasury stock, at cost (55,309 and 52,578 shares)                    (1,744,909)                   (1,663,285)
                                                                     ----------------              ----------------
             TOTAL STOCKHOLDERS' EQUITY                                   22,979,984                    21,746,408
                                                                     ----------------              ----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   260,968,090               $   226,245,533
                                                                     ================              ================




See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                           2003           2002          2003          2002
                                                      -------------  -------------- ------------- --------------
INTEREST INCOME
    Interest and fees on loans                        $    3,270,175  $ 3,126,762   $ 9,609,355   $  9,204,917
    Interest-bearing deposits in
      other institutions                                       3,850       12,499        15,670         42,562
    Federal funds sold                                        20,837       23,736        40,050         48,796
    Investment securities:
      Taxable interest                                       270,921      311,893       855,382        867,607
      Tax-exempt interest                                    121,503      102,623       354,595        313,239
    Dividends on FHLB stock                                   12,987        8,098        38,842         33,953
                                                      --------------- ------------  ------------  -------------
             Total interest income                         3,700,273    3,585,611    10,913,894     10,511,074
                                                      --------------- ------------  ------------  -------------

INTEREST EXPENSE
    Deposits                                               1,227,318    1,410,512     3,709,505      4,155,138
    Short-term borrowings                                        366        5,777         3,705          9,323
    Other borrowings                                         202,388      174,438       618,575        474,594
                                                      --------------- ------------  ------------  -------------
             Total interest expense                        1,430,071    1,590,727     4,331,784      4,639,055
                                                      --------------- ------------  ------------  -------------

NET INTEREST INCOME                                        2,270,202    1,994,884     6,582,110      5,872,019

Provision for loan losses                                    105,000       75,000       315,000        225,000
                                                      --------------- ------------  ------------  -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                               2,165,202    1,919,884     6,267,110      5,647,019
                                                      --------------- ------------  ------------  -------------

NONINTEREST INCOME
    Service charges on deposit accounts                      269,757      245,343       760,318        712,391
    Investment securities gains                                  -            -             542            -
    Earnings on bank-owned
     life insurance                                           67,037          -         135,305            -
    Other income                                              38,570       40,156       113,879        117,900
                                                      --------------- ------------  ------------  -------------
             Total noninterest income                        375,364      285,499     1,010,044        830,291
                                                      --------------- ------------  ------------  -------------

NONINTEREST EXPENSE
    Salaries and employee benefits                           829,874      625,624     2,287,264      1,877,547
    Occupancy expense                                        105,248       85,296       310,292        260,498
    Equipment expense                                         89,649       92,112       227,261        256,487
    Data processing costs                                     93,601       87,228       281,031        256,359
    Ohio state franchise tax                                  75,000       67,500       225,050        202,550
    Other expense                                            399,007      310,266     1,185,447      1,019,679
                                                      --------------- ------------  ------------  -------------
             Total noninterest expense                     1,592,379    1,268,026     4,516,345      3,873,120
                                                      --------------- ------------  ------------  -------------

Income before income taxes                                   948,187      937,357     2,760,809      2,604,190
Income taxes                                                 246,000      298,000       790,928        844,000
                                                      --------------- ------------  ------------  -------------

NET INCOME                                            $      702,187  $   639,357   $ 1,969,881   $  1,760,190
                                                      =============== ============  ============  =============

EARNINGS PER SHARE
      Basic                                           $         0.61  $      0.55   $      1.70   $       1.52
      Diluted                                                   0.60         0.55          1.70           1.52
DIVIDENDS DECLARED PER SHARE                                    0.21         0.19          0.61           0.55



See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                    Accumulated
                                                                       Other                             Total
                                      Common        Retained       Comprehensive      Treasury       Stockholders'   Comprehensive
                                      Stock         Earnings           Income           Stock            Equity          Income
                                    -----------    ----------      -------------      ---------      -------------   -------------

Balance, December 31, 2002         $ 7,883,155   $  15,051,110     $     475,428     $(1,663,285)    $ 21,746,408

Net income                                           1,969,881                                          1,969,881    $  1,969,881
Other comprehensive income:
   Unrealized loss on available
      for sale securities, net
      of reclassification
      adjustment, net of tax
      benefit of $103,391                                               (200,701)                        (200,701)       (200,701)
                                                                                                                     ------------
Comprehensive income                                                                                                 $  1,769,180
                                                                                                                     ============
Purchase of treasury stock                                                               (81,624)         (81,624)
Exercise of stock options                9,350                                                              9,350
Common stock issued                    119,598                                                            119,598
Dividend reinvestment plan             122,660                                                            122,660
Cash dividends ($.61 per share)                      (705,588)                                           (705,588)
                                   ------------  --------------    -------------     ------------    -------------

Balance, September 30, 2003        $ 8,134,763   $  16,315,403     $     274,727     $(1,744,909)    $ 22,979,984
                                   ============  ==============    =============     ============    =============



                                                                                 September 30,
                                                                                      2003
                                                                                 -------------
Components of comprehensive loss:
Change in net unrealized loss on
   investment securities available for sale                                    $    (201,059)
Realized gain included in net income,
   net of taxes of $184                                                                 (358)
                                                                                 --------------

Total                                                                            $  (200,701)
                                                                                 ==============


See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 2003              2002
                                                            --------------   --------------
OPERATING ACTIVITIES
   Net income                                               $   1,969,881    $   1,760,190
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Provision for loan losses                               315,000          225,000
          Depreciation and amortization                           266,126          255,338
          Amortization of premium and
             discount on investment securities                    202,506           95,846
          Amortization of net deferred loan fees                  (88,621)        (169,445)
          Investment security gains                                  (542)             -
          Earnings on bank-owned life insurance                  (135,305)             -
          Increase in accrued interest receivable                 (86,003)         (54,453)
          Decrease in accrued interest payable                    (50,794)         (78,092)
          Other, net                                             (154,683)         172,784
                                                            --------------   --------------
              Net cash provided by operating activities         2,237,565        2,207,168
                                                            --------------   --------------

INVESTING ACTIVITIES
   Decrease in interest-bearing deposits in
      other institutions, net                                      34,351          669,200
   Investment securities available for sale:
          Proceeds from repayments and maturities              11,966,385        4,956,718
          Proceeds from the sale of securities                  1,991,917              -
          Purchases                                           (28,446,539)     (15,310,163)
   Investment securities held to maturity:
          Proceeds from repayments and maturities               3,465,000        2,919,694
   Increase in loans, net                                     (13,925,825)     (16,221,337)
   Purchase of Federal Home Loan Bank Stock                       (39,100)        (175,000)
   Purchase of bank-owned life insurance                       (5,000,000)             -
   Purchase of premises and equipment                            (698,853)        (340,894)
                                                            --------------   --------------
              Net cash used for investing activities          (30,652,664)     (23,501,782)
                                                            --------------   --------------

FINANCING ACTIVITIES
   Net increase in deposits                                    31,685,715       18,700,130
   Increase (decrease) in short-term borrowings, net             (386,602)       1,774,837
   Repayment of other borrowings                               (2,826,793)        (536,210)
   Proceeds from other borrowings                               5,000,000        5,560,000
   Exercise of stock options                                        9,350           18,960
   Purchase treasury stock                                        (81,624)        (140,100)
   Sale of treasury stock                                             -             18,020
   Common stock issued                                            119,598              -
   Proceeds from dividend reinvestment                            122,660              -
   Cash dividends                                                (705,588)        (547,769)
                                                            --------------   --------------
              Net cash provided by financing activities        32,936,716       24,847,868
                                                            --------------   --------------

              Increase in cash and cash equivalents             4,521,617       30,995,606

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                       2,125,324        5,893,435
                                                            --------------    -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                         $   6,646,941    $   9,446,689
                                                            ==============   ==============

SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
       Interest on deposits and borrowings                  $   4,382,578    $   4,717,147
       Income taxes                                               845,000          434,000



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

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (Unaudited) will be used as the numerator. The following tables set forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                                For the Three                      For the Nine
                                                                 Months Ended                      Months Ended
                                                                September 30,                     September 30,
                                                             2003           2002             2003             2002
                                                         ------------  --------------    ------------      ----------
Weighted average common shares
   outstanding                                              1,214,280       1,204,917       1,211,798       1,204,407

Average treasury stock shares                                 (55,309)        (48,736)        (54,673)        (46,737)
                                                         -------------  --------------    ------------     -----------

Weighted average common shares and
   common stock equivalents used to
   calculate basic earnings per share                       1,158,971       1,156,181       1,157,125       1,157,670
                                                         =============  ==============    ============     ============

Additional common stock equivalents
   (stock options) used to calculate
   diluted earnings per share                                   3,395           3,096           2,925           1,580
                                                         -------------  --------------    ------------     -----------

Weighted average common shares and
   common stock equivalents used
   to calculate diluted earnings per share                  1,162,366       1,159,277       1,160,050       1,159,250
                                                         =============  ==============    ============     ============


Options to purchase 9,975 shares of common stock at prices from $29.52 to $30.24 per share were only outstanding for all 2002 periods but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the nine months ended September 30, 2002, comprehensive income totaled $2,092,157. For the three months ended September 30, 2003 and 2002, comprehensive income totaled $384,587 and $812,461, respectively.

NOTE 4- RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on Middlefield's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on Middlefield's financial position or results of operations.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:



                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                         2003               2002                2003               2002
                                         -----------------  -----------------   -----------------  -----------------


Net income, as reported:                 $         702,187  $         639,357   $       1,969,881  $       1,760,190


Less proforma expense related

  to stock options                                  13,113                  0              39,339                  0

                                         -----------------  -----------------   -----------------  -----------------

Proforma net income                      $         689,074  $         639,357   $       1,930,542  $       1,760,190
                                         =================  =================   =================  =================


Basic net income per common share:

     As reported                         $            0.61  $            0.55   $            1.70  $            1.52

     Pro forma                                        0.59               0.55                1.67               1.52

Diluted net income per common share:

     As reported                                      0.60               0.55                1.70               1.52

     Pro forma                                        0.59               0.55                1.66               1.52


In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement did not have a material effect on Middlefield's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on Middlefield's financial position or results of operations.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on Middlefield's financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of this interpretation has not and is not expected to have a material effect on Middlefield's financial position or results of operations.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002.

Total assets increased $34.7 million to $261.0 million at September 30, 2003 from $226.2 million at December 31, 2002. This increase primarily resulted from an increase in gross loans receivable of $14.0 million and investment securities available for sale of $14.0 million that was funded by net increases in deposits and other borrowings of $31.7 million and $2.2 million, respectively.

Cash and cash equivalents increased to $6.6 million at September 30, 2003 as compared to $2.1 million at December 31, 2002. This increase is the result of strong deposit growth that is temporarily invested in federal funds sold.

Investment securities available for sale increased to $49.9 million at September 30, 2003 from $35.9 million at December 31, 2002. Meanwhile, investment securities held to maturity decreased to $2.8 million at September 30, 2003 from $6.2 million at December 31, 2002. The net increase in the investment securities portfolios was due to strong deposit growth during the year. As the interest-bearing liabilities increased, they were primarily invested in high-grade investment securities. Most of this investment occurred in mortgage-backed securities and federal agencies.

Total loans increased to $188.9 million at September 30, 2003 from $175.0 million at December 31, 2002. The increase in net loans receivable resulted from the economic health of Middlefield's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The increased lending activity was divided among home equity, residential mortgage and commercial loans. Such loans grew $6.0 million, 3.2 million and $4.7 million, respectively, at September 30, 2003. The increased lending is attributed to continued customer referrals and Middlefield's overall relationship with its customers.

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At September 30, 2003, Middlefield's allowance for loan losses increased approximately $305,000 to $2.6 million. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

During the first quarter of 2003, Middlefield purchased $5,000,000 in bank-owned life insurance in order to generate nontaxable earnings that will offset the cost of certain employee benefit plans.


Total deposits increased to $219.1 million at September 30, 2003 from $187.4 million at December 31, 2002. Growth was primarily concentrated in savings and demand deposits and resulted from the continual marketing efforts by management, as well as customer preferences to readily accessible deposit products. Such accounts grew by $15.4 million and $8.2 million, respectively, during the period.

Other borrowings increased to $17.9 million at September 30, 2003 from $15.7 million at December 31, 2002. This increase was the result of an additional $4.3 million in Federal Home Loan Bank borrowings to be repaid over a ten-year period. As noted previously, the proceeds from this borrowing were used to fund loan demand.

Total stockholders' equity increased to $23.0 million at September 30, 2003 due to net income of $1,970,000 that was offset partially by dividend payments of $706,000 and an decrease in accumulated other comprehensive income of $201,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. In addition, future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of Middlefield, including applicable governmental regulations and policies.

Comparison of Results of Operations for the Nine and Three Months Ended September 30, 2003 and 2002.

Middlefield recorded net income of $1,970,000 for the nine-month period ended September 30, 2003 as compared to net income of $1,760,000 for the same period ended September 30, 2002. This increase in net income was due to the significant growth in net interest income of $710,000 and non-interest income of $180,000 while offset by increases in non-interest expense and the provision for loan losses of $643,000 and $90,000 respectively. Basic and diluted earnings per share increased to $1.70 per share for the nine months ended September 30, 2003 from $1.52 per share for the same period ended 2002. For the three months ended September 30, 2003, Middlefield recorded net income of $702,000, or $.60 per diluted share from $639,000 or $.55 per diluted share for the same period ended September 30, 2002.

Net interest income for the nine months ended September 30, 2003 increased to $6,582,000 compared to $5,872,000 for the same period ended 2002. Interest income for the first nine months of 2003 was $10,914,000 as compared to $10,511,000 for the same period ended 2002. This increase of $403,000 was influenced primarily by an increase in interest earned on loans receivable of $404,000. Interest income was primarily driven by increases in average balances of interest-earning assets. The balance of loans receivable increased $20.0 million to $181.2 million during 2003, as compared to $161.1 million for the 2002 period. The tax-equivalent yield on interest earning assets decreased to 6.42% for the nine months ended 2003 from 7.09% for same period ended 2002, and primarily resulted from a 55 basis point and 105 basis point decrease in loans receivable and investment securities, respectively. Over the past two years, the Federal Reserve Board adopted a policy of aggressive interest rate reduction that resulted in this adverse impact on the yield on earning assets.

Interest expense decreased $307,000 for the nine months ended September 30, 2003 to $4,332,000 from $4,639,000 for the same period ended 2002. Interest expense incurred on deposits decreased $446,000 for the nine months ended September 30, 2003 as compared to the same period ended 2002. This was primarily attributable to a declining interest rate environment which resulted in the cost of funds decreasing to 2.98% for the nine months ended September 30, 2003 from 3.78% for the same period 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $30.3 million to $193.8 million for the nine months ended September 30, 2003. In particular, the average balance of savings and certificates of deposits increased $9.5 million and $9.3 million, respectively. As noted previously, such increases were the result of the competitively priced products being marketed throughout Middlefield's market area.

Net interest income for the three months ended September 30, 2003 increased to $2,270,000, compared to $1,995,000 for the same period ended 2002. Interest income for the three months ending September 30, 2003 increased 3.2% due to fluctuations within the earning asset mix. This resulted in increases in interest earned on loans of $143,000 that were partially offset by reductions to interest earned on investments of $22,000. The average balance of loans receivable increased $15.9 million to $183.3 million during 2003, as compared to $167.5 million for the 2002 period. The tax-equivalent yield on interest earning assets decreased to 6.31% for the three months ended September 30, 2003 from 6.90% for same period ended 2002, and primarily resulted from a 97 basis point and 33 basis point decrease in investment securities and loans receivable, respectively. As noted previously, the Federal Reserve Board adopted a policy of aggressive interest rate reduction over the past few years that resulted in this adverse impact on the yield on earning assets. Meanwhile, the decrease in interest expense was primarily the effect of a declining cost of funds for the three months ended September 30, 2003 to 2.81% from 3.72% for the same period ended 2002. These reductions that resulted in a $183,000 decline in interest incurred on deposits that were offset somewhat by an increase in the average balance of interest bearing liabilities of $33.0 million. As noted above, the competitive pricing strategy of Middlefield has contributed to these increases in deposit balances.

Total non-interest income for the nine and three months ending September 30, 2003 as compared to the same 2002 period, increased by $180,000 and $90,000 respectively. Non-interest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from other financial related services. The reason for the growth of this category was due to earnings from Bank owned life insurance that was purchased at the end of March.

Total non-interest expenses increased $643,000 and $324,000 for the nine and three months ended September 30, 2003, respectively, as compared to the same period ended 2002. Compensation and employee benefits increased $410,000 and $204,000, respectively, primarily as a result of normal merit raises and the addition of a new branch location. Occupancy expenses increased $50,000 and $20,000, respectively, as a result of added capital expenditures, in particular the Orwell branch which became operational in 2003. As a result of increased transaction activity from operating a larger organization, data processing expenses increased $25,000 and $6,000, respectively, during 2003 as compared to 2002. In addition, other expenses increased $166,000 and $89,000, respectively. The increase primarily reflects the addition of a new office, as well as the introduction of a new logo and marketing image for Middlefield and its subsidiary.

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

Middlefield's liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e., federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on Middlefield's operating, investing, and financing activities during any given period. At September 30, 2003, cash and cash equivalents totaled $6.6 million or 2.55% of total assets while investment securities classified as available for sale totaled $49.9 million or 19.1% of total assets. Management believes that the liquidity needs of Middlefield are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Middlefield to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $2.4 million and $2.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively, and were generated principally from net income.

Investing activities used $30.8 million and $23.5 million in funds during the nine month period ended September 30, 2003 and 2002, respectively. These cash usages primarily consisted of investment purchases of $28.4 million and $15.3 million, and loan originations of $13.9 million and $16.2 million for 2003 and 2002, respectively. In 2003, the Middlefield purchased bank-owned life insurance of approximately $5.0 million. Offsetting these usages were proceeds from repayments and maturities of investment securities of $15.4 million and $7.9 million for 2003 and 2002, respectively.

Financing activities consist of the solicitation and repayment of customer deposits, and borrowings and repayment. During the nine months ended September 30, 2003, net cash provided by financing activities was $32.9 million, and consisted of an increase in deposits of $31.7 million and additional borrowings of $5,000,000. Offsetting these amounts was repayments of borrowings of $3.2 million. During the same period ended 2002, net cash provided by financing activities totaled $24.8 million, principally derived from an increase in deposit accounts in general, and savings deposits specifically. Also contributing to this influx of cash during 2002 was proceeds from borrowings of $7.3 million.

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

CAPITAL RESOURCES

Middlefield is subject to federal regulations that impose certain minimum capital requirements. Management monitors both Middlefield's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2003, both Middlefield and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. Middlefield's Total risk-based, Tier I risk-based and Tier I leverage ratios were 14.82%, 13.57%, 8.88% and the bank's were 14.32%, 13.07%,
8.57%, respectively, at September 30, 2003.

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


                                                   September 30,        December 31,
                                                       2003                 2002
                                                   -------------        ------------
                                                         (Dollars in thousands)

Loans on nonaccrual basis                          $      334             $   357
Loans past due 90 days or more and still
  accruing                                                302                 181
                                                   ------------         ------------
Total nonperforming loans                          $      636             $   538
                                                   ------------         ------------

Nonperforming loans as a percent of total loans          0.34%               0.31%
                                                   ============         ============

Nonperforming assets as a percent of total assets        0.24%               0.24%
                                                   ============         ============

At September 30, 2003 and December 31, 2002, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of September 30, 2003, impaired loans had no material effect on the Middlefield's financial position or results of operations.

During the nine month period ended September 30, 2003, loans increased $14.0 million while non-performing loans increased to a total of $98,000. The allowance for loan losses increased $305,000 during this same period and the resulting percentage of allowance for loan losses to loans outstanding increased to 1.38% as compared to 1.31% at December 31, 2002. Non-performing loans are primarily made up of residential and commercial mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

Middlefield's use of a simulation model to better measure the impact of interest rate changes on net interest income is incorporated into the risk management process to effectively identify, measure, and monitor Middlefield's risk exposure. Interest rate simulations using a variety of assumptions are employed by Middlefield to evaluate its interest rate risk exposure. A shock analysis at September 30, 2003 indicated that a 200 basis point movement in interest rates in either direction would have had a minor impact on Middlefield's anticipated net interest income and the market value of assets and liabilities over the next 12 months, well within Middlefield's ability to manage effectively.

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

           None

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included in this Report or incorporated herein by reference:
                  3.1      Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp. *
                  3.2      Regulations of Middlefield Banc Corp. *
                  4        Specimen Stock Certificate *
                  10.1     1999 Stock Option Plan of Middlefield Banc Corp. *
                  10.2     Severance Agreement of President and Chief Executive Officer *
                  10.3     Severance Agreement of Executive Vice President *
                  10.4     Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14,
                           2000 *
                  21       Subsidiaries of Middlefield Banc Corp. *
                  31       Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 -- Thomas G. Caldwell
                  31.1     Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 -- Donald
                           L. Stacy
                  32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act 0f 2002.
                  99.1     Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company *
                  99.2     Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

         (b) )  Reports on Form 8-K.

         On October 24, 2003, a Form 8-K (Item 12) was filed with the Securities and Exchange Commission to report earnings for the third quarter and year to date ended September 30, 2003.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                              MIDDLEFIELD BANC CORP.


Date:   November 10, 2003         By: /s/Thomas G. Caldwell
                              ----------------------------------------
                               Thomas G. Caldwell
                               President and Chief Executive Officer



Date:   November 10, 2003         By: /s/Donald L. Stacy
                              ----------------------------------------
                               Donald L. Stacy
                               Principal Financial and Accounting Officer