Form 10-K
period 2003-12-31
MIDDLEFIELD BANC CORP
filed 2004-03-30
CIK 836147

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     The aggregate market value on June 30, 2003 of common stock held by non-affiliates of the registrant was approximately $34.2 million. As of March 19, 2004, there were 1,172,114 shares of common stock issued and outstanding.

Documents Incorporated by Reference

     Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Part I, Part II and Part IV of this report.

			Page
Part I
	Item 1	Business	1
	Item 2	Properties	23
	Item 3	Legal Proceedings	23
	Item 4	Submission of Matters to a Vote of Security Holders	24
Part II
	Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	24
	Item 6	Selected Financial Data	24
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	24
	Item 8	Financial Statements and Supplementary Data	24
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
	Item 9a	Controls and Procedures	24
Part III
	Item 10	Directors and Executive Officers of the Registrant	25
	Item 11	Executive Compensation	25
	Item 12	Security Ownership of Certain Beneficial Owners and Management	25
	Item 13	Certain Relationships and Related Transactions	25
	Item 14	Principal Accountant Fees and Services	25
Part IV
	Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	25
Signatures
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 13 Annual Report
Exhibit 23
Exhibit 31.1 302 Cert-Principal Executive Officer
Exhibit 31.2 302 Cert-Principal Financial Officer
Exhibit 32.1 906 Certifications

i

Item 1 — Business

     Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Middlefield”) is a one-bank holding company registered under the Bank Holding Company Act of 1956. Its sole subsidiary is The Middlefield Banking Company (the “Bank”), an Ohio-chartered commercial bank that began operations in 1901. The bank engages in a general commercial banking business in northeastern Ohio. Our principal executive offices are located at 15985 East High Street, Middlefield, Ohio 44062-0035, and our telephone number is (440) 632-1666.

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

     Market Area. The Middlefield Banking Company’s market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefiting from the area’s proximity both to Cleveland and Warren, population and income levels have maintained steady growth over the years.

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

     Although Ohio bank law imposes no material restrictions on the kinds of loans The Middlefield Banking Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank’s real-estate secured loans are secured by real property in northeastern

Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as The Middlefield Banking Company may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on The Middlefield Banking Company’s lending. The Middlefield Banking Company can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The Middlefield Banking Company’s internal policy is to maintain its credit exposure to any one borrower at less than $1.5 million, which is comfortably within the range of the bank’s legal lending limit. As of December 31, 2003, the bank’s 15%-of-capital limit on loans to a single borrower was approximately $3.7 million.

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

     The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2003, 2002, and 2001, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
	2003		2002		2001
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$42,063	21.81%	$32,916	18.82	$28,313	18.53%
Real estate construction	3,434	1.78	3,207	1.83	3,200	2.09
Mortgage:
Residential	134,007	69.48	123,844	70.79	113,049	73.97
Commercial	7,866	4.08	9,521	5.44	3,388	2.22
Consumer installment	5,510	2.85	5,455	3.12	4,878	3.19

Total loans	192,880	100.00%	174,943	100.00%	152,828	100.00%

Less:
Allowance for loan losses	2,521		2,300		2,062

Net loans	$190,359		$172,643		$150,766

Net loans as a percent of total assets	72.55%		76.31%		76.20%

     The following table presents maturity information for the loan portfolio at December 31, 2003. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2003
	Commercial and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total

Amount due:
In one year or less *	$11,435	$2,337	$33,486	$995	$2,312	$50,565
After one year through five years	19,011	810	70,591	2,546	2,871	95,829
After five years	11,617	287	29,930	4,325	327	46,486

Total amount due	$42,063	$3,434	$134,007	$7,866	$5,510	$192,880

*	Loans due on demand and overdrafts are included in the amount due in one year or less. The Middlefield Banking Company has no loans without a stated schedule of repayment or a stated maturity.

     The following table shows the dollar amount of all loans due after December 31, 2004 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2004 that have floating or adjustable rates

(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total

Commercial and industrial	$16,743	$13,885	$30,628
Real estate construction	490	607	1,097
Mortgage:
Residential	31,900	68,621	100,521
Commercial	4,765	2,106	6,871
Consumer installment	—	3,198	3,198

Total	$53,898	$88,417	$142,315

     Residential Mortgage Loans. A significant portion of the bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $134 million or 69.5% of the bank’s total loan portfolio at December 31, 2003.

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

     Before 1996, nearly all residential mortgage loans originated by the bank were written on a balloon-note basis. During 1996, the bank began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the bank began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 74.8% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2003 was adjustable rate. The bank’s mortgage loans are ordinarily retained in the loan portfolio. The bank’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.

     The bank’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The bank’s home equity loans generally have terms of 10 years.

     At December 31, 2003, residential mortgage loans of approximately $486,000 were over 90 days delinquent or nonaccruing on that date, representing .36% of the residential mortgage loan portfolio.

     Commercial and Industrial Loans and Commercial Real Estate Loans. The bank’s commercial loan services include —

· accounts receivable, inventory and working capital loans

· renewable operating lines of credit

· loans to finance capital equipment

· term business loans

· short-term notes

· selected guaranteed or subsidized loan programs for small businesses

· loans to professionals

· commercial real estate loans

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

     At December 31, 2003, commercial and commercial real estate loans totaled $ 49.9 million, or 25.9% of the bank’s total loan portfolio. At December 31, 2003, commercial and commercial real estate loans of approximately $4,000 were over 90 days delinquent or nonaccruing on that date, and represented .01% of the commercial and commercial real estate loan portfolios.

     Real Estate Construction. The Middlefield Banking Company originates several different types of loans that it categorizes as construction loans, including —

· residential construction loans to borrowers who will occupy the premises upon completion of construction,

· residential construction loans to builders,

· commercial construction loans, and

· real estate acquisition and development loans.

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

     At December 31, 2003, real estate construction loans totaled $3.4 million, or 1.8% of the bank’s total loan portfolio. There were no real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing.

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

     At December 31, 2003, the bank had approximately $5.5 million in its consumer installment loan portfolio, representing 2.8% of total loans. Consumer installment loans of approximately $19,000 were over 90 days delinquent or nonaccruing on that date, representing .34% of the installment loan portfolio.

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

     When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2003, 2002, and 2001 classified assets were as follows:

	Classified Assets at December 31,
	2003		2002		2001
		Percent of total		Percent of total		Percent of total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans
Classified loans:
Special mention	$2,876	$1.49%	$4,713	2.69%	$4,254	2.78%
Substandard	1,920	1.00%	1,285	0.74%	2,067	1.35%
Doubtful	199	0.10%	280	0.16%	290	0.19%
Loss	—	—%	—	—%	—	—%

Total	$4,995	$2.59%	$6,278	3.59%	$6,611	4.32%

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

	Investment Portfolio Amortized Cost and Estimated Value at December 31,
	2003
		Gross unrealized	Gross unrealized	Estimated market
(Dollars in thousands)	Amortized cost	gains	losses	value
Available for Sale:
U.S. Government agency securities	$6,062	$133	$(18)	$6,177
Obligations of states and political subdivisions:
Taxable	210	6	—	216
Tax-exempt	14,564	325	(48)	14,841
Corporate securities	350	9	—	359
Mortgage-backed securities	28,591	112	(329)	28,374

Total	$49,777	$585	$(395)	$44,967

Held to Maturity:
U.S. Government agency securities	$—	$—	$—	$—
Obligations of states and political subdivisions:
Taxable	945	18	—	963
Tax-exempt	914	38	—	952
Corporate securities	—	—	—	—
Mortgage-backed securities	—	—	—

Total	$1,859	$56	$—	$1,915

Total Investment Securities	$51,636	$641	$(395)	$51,882

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Investment Portfolio Amortized Cost and Estimated Value at December 31,
	2002
		Gross unrealized	Gross unrealized	Estimated market
(Dollars in thousands)	Amortized cost	gains	losses	value
Available for Sale:
U.S. Government agency securities	3,737	$162	$—	$3,899
Obligations of states and political subdivisions:
Taxable	1,161	21	—	1,182
Tax-exempt	10,114	290	(28)	10,376
Corporate securities	350	24	—	374
Mortgage-backed securities	19,835	264	(13)	20,086

Total	$35,197	$761	$(41)	$35,917

Held to Maturity:
U.S. Government agency securities	$—	$—	$—	$—
Obligations of states and political subdivisions:
Taxable	1,370	51	$—	1,421
Tax-exempt	3,368	95	—	3,463
Corporate securities	1,504	18	—	1,522
Mortgage-backed securities	—	—	—	—

Total	$6,242	$164	$—	$6,406

Total Investment Securities	$41,439	$925	$(41)	$42,323

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Investment Portfolio Amortized Cost and Estimated Value at December 31,
	2001
		Gross unrealized	Gross unrealized	Estimated market
(Dollars in thousands)	Amortized cost	gains	losses	value
Available for Sale:
U.S. Government agency securities	$2,153	$60	$—	$2,213
Obligations of states and political subdivisions:
Taxable	1,411	17	(3)	1,425
Tax-exempt	5,822	108	(15)	5,915
Corporate securities	550	26	—	576
Mortgage-backed securities	11,041	70	(60)	11,051

Total	$20,977	$281	$(78)	$21,180

Held to Maturity:
U.S. Government agency securities	$—	$—	$—	$—
Obligations of states and political subdivisions:
Taxable	2,255	58	—	2,313
Tax-exempt	5,562	120	—	5,682
Corporate securities	2,213	60	—	2,273
Mortgage-backed securities	199	5	—	204

Total	$10,229	$243	$—	$10,472

Total Investment Securities	$31,206	$524	$(78)	$31,652

     The contractual maturity of investment securities at December 31, 2003 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003
	One year or less		More than one to five years		More than five to ten years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
U.S. Government agency securities Obligations of states and political subdivisions:	$499	6.22	$1,658	4.40%	$2,832	4.82
Taxable	954	5.83	200	5.81	—	—
Tax-exempt	3,460	3.79	5,912	3.10	3,444	3.70
Corporate securities	350	6.63	—	—	—	—
Mortgage-backed securities	—	—	78	5.50	2,693	5.10

Total	$5,263	4.58%	$7,848	3.46%	$8,969	4.47%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003
	More than ten years			Total investment securities and mortgage-backed securities
	Amortized cost	Average yield	Amortized cost	Average yield	Market value
U.S. Government agency securities Obligations of states and political subdivisions:	$1,073	5.02	$6,062	4.85	$6,177
Taxable	—	—	1,155	5.81	1,179
Tax-exempt	2,662	4.67	15,479	3.66	15,793
Corporate securities	—	—	350	6.63	359
Mortgage-backed securities	25,820	4.35	28,591	4.42	28,374

Total	$29,555	4.40%	$51,635	4.29%	$51,882

     As of December 31, 2003, the bank also held 13,107 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which are restricted securities. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The bank’s minimum investment in FHLB stock at December 31, 2002 was approximately $1,310,700.

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

     The following table shows the amount of time deposits of $100,000 or more as of December 31, 2003, including certificates of deposit, by time remaining until maturity.

	Maturity of Time Deposits of $100,000 or
(Dollars in thousands)	More at December 31, 2003
Time Remaining to Maturity	Amount	Percent of Total
Three months or less	$1,487	7.90%
Over three through 12 months	5,730	30.42
Over 12 months	11,618	61.68

Total	$18,835	100.00%

     Borrowings. Deposits and repayment of loan principal are the bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2003, the bank had $17.7 million of FHLB borrowings outstanding. Middlefield also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

     The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase are summarized as follows:

	2003	2002	2001
Balance at year end	$444,819	$785,778	$660,678
Average balance outstanding	726,874	977,343	637,106
Maximum month-end balance	2,327,544	1,176,829	833,008
Weighted-average rate at year end	0.23%	0.33%	0.79%
Weighted average rate during the year	0.56%	0.73%	2.42%

Personnel.

     As of December 31, 2003 Middlefield and the bank had 72 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

Supervision and Regulation

     The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of Middlefield and the bank.

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

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

–	directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),

–	acquiring all or substantially all of the assets of another bank, or

–	merging or consolidating with another bank holding company.

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

–	financial in nature or incidental to that financial activity, or

–	complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

    Activities that are financial in nature include —

–	acting as principal, agent, or broker for insurance,

–	underwriting, dealing in, or making a market in securities, and

–	providing financial and investment advice.

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

–	the allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets,

–	any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital,

–	mandatory convertible securities, and

–	subordinated debt and intermediate term preferred stock, up to 50% of Tier 1 capital.

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

     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2003, the bank was in compliance with all regulatory capital requirements.

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

     The following table illustrates the capital and prompt corrective action guidelines applicable to the bank, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2003.

		Minimum Necessary	Minimum Necessary
		to be Well	to be Adequately
	At December 31, 2003	Capitalized	Capitalized
Total Risk-Based Capital Ratio	15.79%	10.00%	8.00%

		Minimum Necessary	Minimum Necessary
		to be Well	to be Adequately
	At December 31, 2003	Capitalized	Capitalized
Tier 1 Risk-Based Capital Ratio	14.54%	6.00%	4.00%
Leverage Ratio	8.89%	5.00%	4.00%

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

–	limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

–	impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,

–	impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank, and

–	require that affiliate transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.

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

     A bank holding company cannot elect to be a “financial holding company” — with the expanded securities, insurance and other powers that designation entails — unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or less will be subject to CRA examinations no more frequently than every 5 years id its most recent CRA rating was “outstanding, or every 4 years if its rating was “satisfactory.” Following a CRA examination as of August 10, 1999, the bank received a rating of “Outstanding.”

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

     Federal Home Loan Banks. The Federal Home Loan Banks serve as credit sources for their members. As a member of the FHLB of Cincinnati, The Middlefield Banking Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its and the amount of loans, or “advances,” from the FHLB. The bank is in compliance with this requirement, with an investment in FHLB stock of $1,310,700 at December 31, 2003.

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

     Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans - or credit risk - is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. In the early 1990s, many banking organizations experienced historically high interest rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings. Since then, however, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressures. It has become increasingly difficult for depository institutions to maintain deposit growth at the same rate as loan growth. Under these circumstances, to maintain deposit growth an institution might have to offer more attractive deposit terms, further narrowing the institution’s interest rate spread. Middlefield cannot assure you that interest rate spreads will not narrow even more or that higher interest rate spreads will return.

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

     Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for Middlefield. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to Middlefield. As of December 31, 2003 the bank could have declared dividends of approximately $3.4 million to Middlefield without having to obtain advance regulatory approval. We cannot assure you that the bank’s profitability will continue to allow it to pay dividends to Middlefield, and we therefore cannot assure you that Middlefield will be able to continue paying regular, quarterly cash dividends.

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

Item 2 — Properties

     The bank’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	owned
Middlefield, Ohio 44062-1666

Branches:
West Branch	Geauga	owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch
8058 State Street	Portage	owned
Garrettsville, Ohio

Mantua Branch	Portage	leased	three-year lease renewed in November 2001, with option
10519 South Main Street			to renew for seven additional consecutive three-year terms
Mantua, Ohio

Chardon Branch	Geauga	owned	opened in September, 2001
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	owned	opened in April, 2003
30 South Maple Avenue
Orwell, Ohio

     At December 31, 2003 the net book value of the bank’s investment in premises and equipment totaled $6.8 million.

     The bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

Item 3 — Legal Proceedings

     From time to time Middlefield and the bank are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Middlefield or the bank, either individually or in the aggregate.

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Middlefield Banc Corp.’s security holders during the fourth quarter of 2003.

Part II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

     Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for Middlefield’s Common Equity and Related Stockholder Matters” in Middlefield’s 2003 Annual Report to Shareholders on page 21 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under
” Supervision and Regulation.”

Item 6 — Selected Financial Data

     The above-captioned information appears under “Selected Financial Data” in Middlefield’s 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Middlefield’s 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Quantitative and Qualitative Disclosures About Market Risk” in Middlefield’s 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

     The Consolidated Financial Statements of Middlefield Banc Corp. and its subsidiary, together with the report thereon by S.R. Snodgrass, A.C. appears in the Middlefield’s 2003 Annual Report to Shareholders and are incorporated herein by reference.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9a — Controls and Procedures

     Middlefield’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Middlefield’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Middlefield’s disclosure controls and procedures as of December 31, 2003 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Additionally, there were no changes in Middlefield’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Middlefield’s internal control over financial reporting.

     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

     There have been no significant changes in Middlefield’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

Part III

Item 10 — Directors and Executive Officers of the Registrant

     Incorporated by reference to the definitive proxy statement for the 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 11 — Executive Compensation

     Incorporated by reference to the definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 13 — Certain Relationships and Related Transactions

     Incorporated by reference to the definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 14 — Principal Accountant Fees and Services

     Incorporated by reference to the definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Part IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Listed below are all financial statements and exhibits filed as part of this report.

(a)(1)	The consolidated balance sheet of Middlefield Banc Corp. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent accountants.

(a)(2) Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(a)(3) Exhibits

     See the list of exhibits below

(b) Reports on Form 8-K Filed During the Quarter ended December 31, 2003

     None.

(c) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number		Description	Location
3.1		Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

3.2		Regulations of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

4		Specimen Stock Certificate	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

10.1	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

10.2	*	Severance Agreement of President and Chief Executive Officer	filed herewith

10.3	*	Severance Agreement of Executive Vice President	filed herewith

10.4	*	Severance Agreement of Vice President	filed herewith

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

10.6	*	Reserved	Reserved

`

Exhibit
Number		Description	Location
10.7	*	Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.8	*	Director Retirement Agreement with Frances H. Frank	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.9	*	Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.10	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.11	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.12	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.13	*	Director Retirement Agreement with Donald E. Villers	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.14	*	DBO Agreement with Donald L. Stacy	filed herewith

10.15	*	DBO Agreement with Jay P. Giles	filed herewith

10.16	*	DBO Agreement with Alfred F. Thompson, Jr.	filed herewith

10.17	*	DBO Agreement with Nancy C. Snow	filed herewith

10.18	*	DBO Agreement with Teresa M. Hetrick	filed herewith

10.19	*	DBO Agreement with Jack L. Lester	filed herewith

10.20	*	DBO Agreement with James R. Heslop, II	filed herewith

10.21	*	DBO Agreement with Thomas G. Caldwell	filed herewith

23		Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1		Section 302 Certification	filed herewith

31.2		Section 302 Certification	filed herewith

32		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

99.1	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the registration statement on Form 10 (File No. 033-23094) filed on June 14, 2001

* Management contract or compensatory plan or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell President and Chief Executive Officer
March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 30, 2004

Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 30, 2004

Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne	March 30, 2004

Richard T. Coyne, Director

/s/ Frances H. Frank	March 30, 2004

Frances H. Frank, Director

/s/ Thomas C. Halstead	March 30, 2004

Thomas C. Halstead, Director

/s/ George F. Hasman	March 30, 2004

George F. Hasman, Director

/s/ James R. Heslop, II	March 30, 2004

James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Donald D. Hunter	March 30, 2004

Donald D. Hunter, Chairman of the Board
and Director

/s/ Martin S. Paul	March 30, 2004

Martin S. Paul, Director

/s/ Donald E. Villers	March 30, 2004

Donald E. Villers, Director