Form 10-Q
period 2004-03-31
MIDDLEFIELD BANC CORP
filed 2004-05-13
CIK 836147

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10 - Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                        For the transition period from       to

                         Commission File Number 33-23094
                         -------------------------------

                             Middlefield Banc Corp.
             (Exact name of registrant as specified in its charter)

           Ohio
(State or other jurisdiction of                     34 -1585111
 incorporation or organization)           (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b2 of the Act).    Yes   [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                     Class: Common Stock, without par value
                      Outstanding at May 6, 2004: 1,283,054

                             MIDDLEFIELD BANC CORP.

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheet (Unaudited) as of
                  March 31, 2004 and December 31, 2003                                 3

              Consolidated Statement of Income (Unaudited)
                  for the Three Months ended March 31, 2004
                  and 2003                                                             4

              Consolidated Statement of Changes in Stockholders'
                  Equity (Unaudited)                                                   5

              Consolidated Statement of Cash Flows (Unaudited)
                  for the Three Months ended March 31, 2004 and 2003                   6

              Notes to Unaudited Consolidated Financial Statements                     7

      Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk               17

      Item 4. Controls and Procedures                                                  18

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings                                                        19

      Item 2. Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities                                       19

      Item 3. Default Upon Senior Securities                                           19

      Item 4. Submissions of Matters to a Vote of Security Holders                     19

      Item 5. Other Information                                                        19

      Item 6. Exhibits and Reports on Form 8 - K                                       19

SIGNATURES

                             MIDDLEFIELD BANC CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  March 31,     December 31
                                                                    2004           2003
                                                                ------------    ------------
ASSETS
  Cash and due from banks                                       $  2,894,259    $  3,956,453
  Federal funds sold                                               5,505,000         930,000
                                                                ------------    ------------
  Cash and cash equivalents                                        8,399,259       4,886,453
  Interest-bearing deposits in other institutions                    539,429         539,147
  Investment securities available for sale                        49,233,341      49,966,511
  Investment securities held to maturity (estimated
    market value of $1,359,894 and $4,913,502)                     1,312,121       1,858,904
  Loans                                                          201,925,285     192,880,153
  Less allowance for loan losses                                   2,545,450       2,521,270
                                                                ------------    ------------
         Net loans                                               199,379,835     190,358,883
  Premises and equipment                                           6,706,848       6,807,930
  Bank-owned life insurance                                        5,269,381       5,202,385
  Accrued interest and other assets                                2,668,560       2,749,235
                                                                ------------    ------------
         TOTAL ASSETS                                           $273,508,774    $262,369,448
                                                                ============    ============
LIABILITIES
  Deposits:
     Noninterest-bearing demand                                 $ 29,889,636      29,423,027
     Interest-bearing demand                                       9,588,145       7,369,754
     Money market                                                 15,809,319      15,708,932
     Savings                                                      71,017,095      69,570,895
     Time                                                        102,178,414      97,767,302
                                                                ------------    ------------
         Total deposits                                          228,482,609     219,839,910
  Short-term borrowings                                                  436         444,819
  Other borrowings                                                19,727,567      17,665,661
  Accrued interest and other liabilities                             957,511         914,744
                                                                ------------    ------------
         TOTAL LIABILITIES                                       249,168,123     238,865,134
                                                                ------------    ------------
STOCKHOLDERS' EQUITY
  Common stock, no par value; 5,000,000 shares authorized,
    1,282,732 and 1,279,128 shares issued                         10,153,493      10,038,156
  Retained earnings                                               15,514,124      15,085,868
  Accumulated other comprehensive income                             417,943         125,199
  Treasury stock, at cost 55,309 shares                           (1,744,909)     (1,744,909)
                                                                ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                               24,340,651      23,504,314
                                                                ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $273,508,774    $262,369,448
                                                                ============    ============

                             MIDDLEFIELD BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                2004          2003
                                            ------------   ------------
INTEREST INCOME
    Interest and fees on loans              $  3,297,718   $  3,129,988
    Interest-bearing deposits in
       other institutions                            339          7,101
    Federal funds sold                             5,107          9,307
    Investment securities:
       Taxable interest                          357,477        308,608
       Tax-exempt interest                       125,303        119,590
    Dividends on FHLB stock                       12,984         12,929
                                            ------------   ------------
             Total interest income             3,798,928      3,587,523
                                            ------------   ------------
INTEREST EXPENSE
    Deposits                                   1,187,799      1,245,359
    Short-term borrowings                            658          2,290
    Other borrowings                             194,614        203,384
                                            ------------   ------------
             Total interest expense            1,383,071      1,451,033
                                            ------------   ------------
NET INTEREST INCOME                            2,415,857      2,136,490

Provision for loan losses                         30,000        105,000
                                            ------------   ------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                   2,385,857      2,031,490
                                            ------------   ------------
NONINTEREST INCOME
    Service charges on deposit accounts          281,479        238,651
    Investment securities gains                        -            542
    Earnings on bank-owned life insurance         66,996              -
    Other income                                  48,244         37,386
                                            ------------   ------------
             Total noninterest income            396,719        276,579
                                            ------------   ------------
NONINTEREST EXPENSE
    Salaries and employee benefits               920,803        646,471
    Occupancy expense                            144,481         98,552
    Equipment expense                             93,986         80,026
    Data processing costs                        129,345        116,472
    Ohio state franchise tax                      82,500         75,050
    Other expense                                410,203        294,187
                                            ------------   ------------
             Total noninterest expense         1,781,318      1,310,758
                                            ------------   ------------
Income before income taxes                     1,001,258        997,311
Income taxes                                     316,000        344,565
                                            ------------   ------------
NET INCOME                                  $    685,258   $    652,746
                                            ============   ============
EARNINGS PER SHARE
         Basic                              $       0.56   $       0.53
         Diluted                                    0.56           0.53

DIVIDENDS DECLARED PER SHARE                $       0.21   $       0.20

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Accumulated
                                                                         Other                       Total
                                              Common       Retained   Comprehensive   Treasury    Stockholders'  Comprehensive
                                              Stock        Earnings      Income         Stock        Equity         Income
                                           ------------  -----------  -------------  -----------  -------------  -------------
Balance, December 31, 2003                 $ 10,038,156  $15,085,868  $     125,199  $(1,744,909) $  23,504,314

Net income                                                   685,258                                    685,258  $     685,258
Other comprehensive income:
  Unrealized gain on available for sale
   securities net of taxes of $150,808                                      292,744                     292,744        292,744
                                                                                                                 -------------
Comprehensive income                                                                                             $     978,002
                                                                                                                 =============
Common stock issued                              67,335                                                  67,335
Dividend reinvestment plan                       48,002                                                  48,002
Cash dividends ($0.21 per share)                            (257,002)                                  (257,002)
                                           ------------  -----------  -------------  -----------  -------------
Balance, March 31, 2004                    $ 10,153,493  $15,514,124  $     417,943  $(1,744,909) $  24,340,651
                                           ============  ===========  =============  ===========  =============

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                 March 31,        March 31,
                                                                   2004             2003
                                                               -------------    -------------
OPERATING ACTIVITIES
     Net income                                                $     685,258    $     652,746
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                               30,000          105,000
              Depreciation and amortization                          103,482           96,571
              Amortization of premium and
                  discount on investment
                  securities                                          45,256           52,212
              Amortization of net deferred loan costs (fees)          22,950          (17,220)
              Investment security gains                                    -             (542)
              Earnings on bank-owned life insurance                  (66,996)               -
              Increase in accrued interest receivable               (140,501)        (113,713)
              Decrease in accrued interest payable                   (13,232)         (39,616)
              Other, net                                             152,790          137,068
                                                               -------------    -------------
                    Net cash provided by operating activities        819,007          872,506
                                                               -------------    -------------
INVESTING ACTIVITIES
     Increase in interest-bearing deposits in
            other institutions, net                                     (282)          (2,433)
     Investment securities available for sale:
              Proceeds from repayments and maturities              3,108,391        3,651,370
              Proceeds from sales                                          -        1,991,917
              Purchases                                           (1,980,145)      (8,003,820)
     Investment securities held to maturity:
              Proceeds from repayments and maturities                550,000        1,449,805
     Increase in loans, net                                       (9,087,321)      (4,488,756)
     Purchase of bank-owned life insurance                                 -       (5,000,000)
     Purchase of Federal Home Loan Bank stock                        (13,000)         (14,100)
     Purchase of premises and equipment                               (2,401)        (335,910)
                                                               -------------    -------------
                  Net cash used for investing activities          (7,424,758)     (10,751,927)
                                                               -------------    -------------
FINANCING ACTIVITIES
     Net increase in deposits                                      8,642,700        7,317,966
     Increase in short-term borrowings, net                           (9,037)       1,603,798
     Repayment of other borrowings                                (1,373,441)        (507,138)
     Proceeds from other borrowings                                3,000,000        5,000,000
     Purchase of treasury stock                                            -          (81,624)
     Common stock issued                                              67,336           24,269
     Proceeds from dividend reinvestment plan                         48,001           36,792
     Cash dividends                                                 (257,002)        (231,309)
                                                               -------------    -------------
                  Net cash provided by financing activities       10,118,557       13,162,754
                                                               -------------    -------------

                  Increase in cash and cash equivalents            3,512,806        3,283,333

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                          4,886,453        2,125,324
                                                               -------------    -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $   8,399,259    $   5,408,657
                                                               =============    =============
SUPPLEMENTAL INFORMATION
     Cash paid during the year for:
              Interest on deposits and borrowings              $   1,396,303    $   1,490,649
              Income taxes                                           280,000           50,000

See accompanying notes to unaudited consolidated financial statements.

                             MIDDLEFIELD BANC CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Middlefield") includes its wholly owned subsidiary, The Middlefield Banking Company (the "Bank"). All significant inter-company items have been eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield's financial position and the results of operations and cash flows. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield's Form 10-K (File No. 33-23094). The results of Middlefield's operations for any interim period are not necessarily indicative of the results of Middlefield's operations for any other interim period or for a full fiscal year.

Stock-Based Compensation

The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

                                        Three Months Ended March 31,
                                            2004          2003
                                            ----          ----
Net income, as reported:               $   685,258   $   652,746

Less proforma expense related
  to stock options                          28,519        19,871
                                       -----------   -----------
Proforma net income                    $   656,739   $   632,875
                                       ===========   ===========

Basic net income per common share:
     As reported                       $      0.56   $      0.53
     Pro forma                                0.54          0.52

Diluted net income per common share:
     As reported                       $      0.56   $      0.53
     Pro forma                                0.53          0.52

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

                                                     For the Three
                                                     Months Ended
                                                       March 31,
                                                 2004             2003
                                             -------------   -------------
Weighted average common shares
   outstanding                                  1,279,762      1,267,630
Average treasury stock shares                     (55,309)       (53,379)
                                             ------------    -----------
Weighted average common shares and
   common stock equivalents used to
   calculate basic earnings per share           1,224,453      1,214,251
                                             ============    ===========
Additional common stock equivalents
   (stock options) used to calculate
   diluted earnings per share                       6,816          2,151
                                             ------------    -----------
Weighted average common shares and
   common stock equivalents used
   to calculate diluted earnings per share      1,231,269      1,216,402
                                             ============    ===========

Options to purchase 10,462 shares of common stock at prices from $28.12 to $28.80 per share were outstanding for the 2003 period but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2004, this activity is shown under the heading Comprehensive Income as presented in the

Consolidated Statement of Changes in Stockholders' Equity (Unaudited). For the three months ended March 31, 2003, comprehensive income totaled $534,141.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following discusses the financial condition of the Company as of March 31, 2004, as compared to December 31, 2003 and the results of operations for the three months ended March 31, 2004 compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Business

Middlefield is an Ohio corporation organized to become the holding company of The Middlefield Banking Company ("Bank"). The Bank is a state-chartered bank located in Middlefield, Ohio. Middlefield and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings as well as interest earnings on investment securities and deposit services to its customers through six locations.

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Forward-looking statements can be identified by terminology such as "believes," "expects," "anticipates," "estimates," "intends," "should," "will," "plans," "potential" and similar words. Forward-looking statements are also statements that are not statements of historical fact. Forward-looking statements necessarily involve risks and uncertainties. They are merely predictive or statements of probabilities, involving known and unknown risks, uncertainties and other factors. If one or more of these risks of uncertainties occurs or if the underlying assumptions prove incorrect, actual results could differ materially from those expressed in or implied by the forward-looking statements.

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

Earning Assets - Loans

At March 31, 2004, gross loans were $201,925,000 compared to $192,880,000 at year-end 2003, an increase of $9,045,000 or 4.7%. The increase in total outstanding loans was the result of an increase in the commercial, home equity and real estate portfolios. Management attributes the relatively significant increase in loans to the general economic improvement in the lending markets served.

Commercial loans comprised 27.5% of total loans at March 31, 2004 compared to 25.5% at December 31, 2003. Commercial loans have increased $5,679,000 or 10.21% since December 31, 2003. The Company has originated these types of loans to benefit from consistent economic growth inside the Company's primary market area. The majority of these loans are secured by real estate holdings.

Real estate loans were 68.0% of total loans at March 31, 2004 and 69.5% at year-end 2003. In dollar volume real estate loans increased 2.5% since December 31, 2003. Management's position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors quarterly using a risk evaluation model that considers borrowers' past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the three months ended March 31, 2004 were $5,820, or less than .25%, of the beginning of the year balance in the allowance for loan losses.

Earning Assets - Securities And Federal Funds Sold

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than Aaa, Aa, A or BBB+, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at March 31, 2004 decreased approximately $733,000, or 1.5% from year-end 2003 totals. Securities held to maturity at March 31, 2004, decreased $546,000, or 29% compared to year-end 2003 totals. The decline in the investment portfolio for the quarter, was due to the funding needed to support the growth in the loan portfolio.

Sources Of Funds - Deposits

The Company's primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended March 31, 2004, total core deposits increased approximately $8,224,000 or 4.09% primarily from an increase in interest bearing demand deposits and savings accounts.

The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At March 31, 2004 certificates of deposit greater than $100,000 increased $515,000 or 2.66% from year-end 2003 totals.

Sources Of Funds - Securities Sold Under Agreements To Repurchase And Other Borrowings

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank ("FHLB") advances. In the first three months of 2004, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. Total other borrowings increased $1,618,000, or 8.9% from year-end 2003 totals.

           Results Of Operations For Three Months Ended March 31, 2004

Net Income

Basic and diluted earnings per share for the three months ended March 31, 2004 totaled $0.56, compared with $0.53 for the three months ended March 31, 2003, an increase of 5.7%. In dollars, net income increased 4.98% for the three months ended March 31, 2004, compared to the same quarter in 2003.

Net Interest Income

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities. Net interest income increased $279,367 for the three months ended March 31, 2004 compared to the same period in 2003. This resulted from growth in earning assets but was partially offset by a decrease in the net interest margin.

Total interest income for the three months ended March 31, 2004 was $3,799,000 compared to $3,588,000 for the same period in 2003. Total interest income increased $211,000, or 5.9%. The increase can be attributed to the growth of the loan portfolio that was 13% larger than during the same period in 2003.

Total interest expense for the three months ended March 31, 2004 when compared to the same three-month period ended March 31, 2003, decreased 4.7%, or $68,000. The decrease can be attributed to the overall lower interest rate environment that currently exists.

Management has been proactive in lowering deposit product interest rates and has relied less on certificates of deposits to fund asset growth.

Provision For Loan Losses

The total provision for loan losses was $30,000 for the three months ended March 31, 2004 compared to $105,000 for the same period in 2003. At March 31, 2004, Middlefield's allowance for loan losses increased to $2,545,000 from $2,521,000 at December 31, 2003, and now represents 1.3% of the gross loan portfolio as compared to 1.4% for the previous period. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance, taking into account the overall risk characteristics of the various portfolio segments, the bank's loan loss experience, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

Noninterest Income

Total non-interest income is made up of bank related fees and service charges, as well as other income producing services provided, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Noninterest income for the three months ended March 31, 2004 was $397,000 compared to $277,000 for the same three-month period ended March 31, 2003, an increase of approximately 43.4% or $120,000. The Company invested in Bank Owned Life Insurance on March 27, 2003. For the three months ended March 31, 2004 the Company has recognized $67,000 of income related to this product. The earnings from this investment are reflected in the Company's non-interest income. An increase in fee income from deposit accounts also contributed significantly to 2004's increased non-interest income. Deposit account service fees have progressively increased as the number of accounts and volume of related transactions have increased.

Noninterest Expense

Non-interest expense for the 2004 first quarter was $1,781,000, up 35.9% from the $1,310,000 recorded in the first quarter of 2003. $274,000 of this increase of $470,000 was in employee compensation and benefit expense. This was the result of increased staffing, higher payroll and health insurance costs, and additional pay periods within the quarter. Reflected within the increased staffing costs, as well as increased occupancy and other costs, is the operation of the bank's Orwell office, which opened in April 2003.

Capital Resources

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders' equity at March 31, 2004, totaled $24,340,651 compared to $23,504,314 at December 31, 2003, a
3.6% increase. Total shareholders' equity in relation to total assets was 8.90% at March 31, 2004 compared to 8.96% at December 31, 2003.

The Company has a Dividend Reinvestment Plan ("The Plan") for shareholders under which the Company's common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company's dividend policy or a guarantee of future dividends.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Banks' operations.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required.

The minimum requirements are:

                                TOTAL              TIER 1           TIER 1
                              CAPITAL TO         CAPITAL TO       CAPITAL TO
                            RISK-WEIGHTED      RISK-WEIGHTED       AVERAGE
                                ASSETS             ASSETS           ASSETS
                           -----------------  -----------------  --------------
Well capitalized                10.00%              6.00%             5.00%
Adequately capitalized           8.00%              4.00%             4.00%

The following table illustrates the Company's risk-weighted capital ratios at March 31, 2004:

                                                    MARCH 31,
                (in thousands)                        2004
                                                    ---------
Tier 1 capital                                      $ 23,923
Total risk-based capital                            $ 26,041
Risk-weighted assets                                $169,061
Average total assets                                $264,980

Tier 1 capital to average assets                        9.03%
Tier 1 risk-based capital ratio                        14.15%
Total  risk-based capital ratio                        15.40%

Non-Performing Loans

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

                                                         March 31,  December 31,
                                                           2004        2003
                                                           ----        ----
                                                        (Dollars in thousands)
Loans on nonaccrual basis                                  $263        $372
Loans past due 90 days or more and still accruing           516         137
                                                           ----        ----
Total nonperforming loans                                  $779        $509
                                                           ----        ----

Nonperforming loans as a percent of total loans            0.38%       0.26%
                                                           ====        ====
Nonperforming assets as a percent of total assets          0.28%       0.19%
                                                           ====        ====

At March 31, 200443 and December 31, 2003, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 2004, impaired loans had no material effect on the Middlefield's financial position or results of operations.

Liquidity

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three months ended March 31, 2004, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Changes in cash and cash equivalents are detailed on the consolidated statements of cash flows.

Inflation

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with GAAP in the United States of America (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do effect each other, but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

Regulatory Matters

The Company is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate bank is subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions.

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but if credit risk is the principal focus of risk analysis in the loan portfolio, interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages interest rate risk position using simulation analysis of net interest income over a one-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of the Bank's annual net interest income and present value of the Bank's financial instruments to sudden and sustained increase and decrease of 200 basis point change in market interest rates:

                                                 MAXIMUM CHANGE
                                                      2004         GUIDELINES
One Year Net interest Income Change
+200 Basis Points                                      13%            (10)%
-200 Basis Points                                     (16)%           (10)%
Net Present Value of Equity Change
+200 Basis Points                                       6%            (20)%
-200 Basis Points                                     (13)%           (20)%

The projected volatility of net interest income in a -200 basis points change in market rates for the 1st quarter of 2004 falls outside the Board of Directors guidelines. With rates at historic lows it is unlikely that the market can decline 200BP so the potential interest rate risk exposure is considered minimal.

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

                10.4     Severance Agreement of Vice President *

                10.5 Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000

                10.7     Director Retirement Agreement with Richard T. Coyne *

                10.8     Director Retirement Agreement with Francis H. Frank *

                10.9     Director Retirement Agreement with Thomas C. Halstead *

                10.10    Director Retirement Agreement with George F. Hasman *

                10.11    Director Retirement Agreement with Donald D. Hunter *

                10.12    Director Retirement Agreement with Martin S. Paul *

                10.13    Director Retirement Agreement with Donald E. Villers *

                10.14    DBO Agreement with Donald L. Stacy **

                10.15    DBO Agreement with Jay P. Giles **

                10.16    DBO Agreement with Alfred S. Thompson, Jr. **

                  10.17    DBO Agreement with Nancy C. Snow **

                  10.18    DBO Agreement with Teresa M. Hetrick **

                  10.19    DBO Agreement with Jack L. Lester **

                  10.20    DBO Agreement with James R. Heslop, II **

                  10.21    DBO Agreement with Thomas G. Caldwell **

                  31.1 Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 - Thomas G. Caldwell

                  31.2 Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 - Donald L. Stacy

                  32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

** Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004.

         (b) ) Reports on Form 8-K.

         On April 23, 2004, a Form 8-K (Item 12) was filed with the Securities and Exchange Commission to report earnings for the first quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

                                   MIDDLEFIELD BANC CORP.

Date:   May 10, 2004                   By: /s/Thomas G. Caldwell
                                   ----------------------------------------
                                   Thomas G. Caldwell
                                   President and Chief Executive Officer

Date:   May 10, 2004                   By: /s/Donald L. Stacy
                                   ----------------------------------------
                                   Donald L. Stacy
                                   Principal Financial and Accounting Officer