Form 10-Q
period 2004-06-30
MIDDLEFIELD BANC CORP
filed 2004-08-12
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Class: Common Stock, without par value
Outstanding at August 5, 2004: 1,286,991

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31
	2004	2003
ASSETS
Cash and due from banks	$4,900,236	$3,956,453
Federal funds sold	3,680,000	930,000

Cash and cash equivalents	8,580,236	4,886,453
Interest-bearing deposits in other institutions	541,065	539,147
Investment securities available for sale	54,901,165	49,966,511
Investment securities held to maturity (estimated market value of $773,721 and $1,915,366)	747,567	1,858,904
Loans	203,103,305	192,880,153
Less allowance for loan losses	2,595,791	2,521,270

Net loans	200,507,514	190,358,883
Premises and equipment	6,704,260	6,807,930
Bank-owned life insurance	5,317,241	5,202,385
Accrued interest and other assets	3,180,845	2,749,235

TOTAL ASSETS	$280,479,893	$262,369,448

LIABILITIES
Deposits:
Noninterest-bearing demand	$34,973,397	$29,423,027
Interest-bearing demand	8,556,857	7,369,754
Money market	13,743,033	15,708,932
Savings	75,001,599	69,570,895
Time	103,763,401	97,767,302

Total deposits	236,038,287	219,839,910
Short-term borrowings	115,102	444,819
Other borrowings	19,077,999	17,665,661
Accrued interest and other liabilities	932,556	914,744

TOTAL LIABILITIES	256,163,944	238,865,134

STOCKHOLDERS’ EQUITY
Common stock, no par value; 5,000,000 shares authorized, 1,286,792 and 1,268,954 shares issued	10,286,211	10,038,156
Retained earnings	16,164,824	15,085,868
Accumulated other comprehensive income (loss)	(390,177)	125,199
Treasury stock, at cost (55,309 shares in 2004 and 2003)	(1,744,909)	(1,744,909)

TOTAL STOCKHOLDERS’ EQUITY	24,315,949	23,504,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,479,893	$262,369,448

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,385,891	$3,209,192	$6,683,609	$6,339,180
Interest-bearing deposits in other institutions	1,662	4,719	2,001	11,820
Federal funds sold	12,055	9,906	17,162	19,213
Investment securities:
Taxable interest	339,046	275,853	696,523	584,461
Tax-exempt interest	137,608	113,502	262,911	233,092
Dividends on FHLB stock	12,935	12,926	25,919	25,855

Total interest income	3,889,197	3,626,098	7,688,125	7,213,621

INTEREST EXPENSE
Deposits	1,208,525	1,236,828	2,396,324	2,482,187
Short term borrowings	181	1,049	839	3,339
Other borrowings	203,255	212,803	397,869	416,187

Total interest expense	1,411,961	1,450,680	2,795,032	2,901,713

NET INTEREST INCOME	2,477,236	2,175,418	4,893,093	4,311,908
Provision for loan losses	30,000	105,000	60,000	210,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,447,236	2,070,418	4,833,093	4,101,908

NONINTEREST INCOME
Service charges on deposit accounts	381,121	251,910	662,600	490,561
Investment securities gains, net	—	—	—	542
Earnings on bank-owned life insurance	47,860	68,286	114,856	68,286
Other income	56,908	37,905	105,152	75,291

Total noninterest income	485,889	358,101	882,608	634,680

NONINTEREST EXPENSE
Salaries and employee benefits	790,815	810,919	1,711,618	1,457,390
Occupancy expense	118,839	106,492	263,320	205,044
Equipment expense	99,274	57,586	193,260	137,612
Data processing costs	84,616	70,958	213,961	187,430
Ohio state franchise tax	82,500	75,000	165,000	150,050
Other expense	506,563	492,253	916,766	786,440

Total noninterest expense	1,682,607	1,613,208	3,463,925	2,923,966

Income before income taxes	1,250,518	815,311	2,251,776	1,812,622
Income taxes	342,000	200,363	658,000	544,928

NET INCOME	$908,518	$614,948	$1,593,776	$1,267,694

EARNINGS PER SHARE
Basic	$0.74	$0.51	$1.30	$1.05
Diluted	0.74	0.51	1.29	1.04
DIVIDENDS DECLARED PER SHARE	0.21	0.20	0.42	0.40

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income (Loss)	Stock	Equity	Income
Balance, December 31, 2003	$10,038,156	$15,085,868	$125,199	$(1,744,909)	$23,504,314
Net income		1,593,776			1,593,776	$1,593,776
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $265,497			(515,376)		(515,376)	(515,376)

Comprehensive income						$1,078,400

Exercise of stock options	8,438				8,438
Common stock issued	138,794				138,794
Dividend reinvestment plan	100,823				100,823
Cash dividends ($.42 per share)		(514,820)			(514,820)

Balance, June 30, 2004	$10,286,211	$16,164,824	$(390,177)	$(1,744,909)	$24,315,949

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,593,776	$1,267,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60,000	210,000
Depreciation and amortization	207,109	170,193
Amortization of premium and discount on investment securities	170,637	110,929
Amortization of net deferred loan fees	(66,449)	(140,127)
Investment security gains, net	—	(542)
Earnings on bank-owned life insurance	(114,856)	(68,286)
Decrease (increase) in accrued interest receivable	(42,657)	56,459
Decrease in accrued interest payable	(21,112)	(47,501)
Other, net	(58,532)	(332,709)

Net cash provided by operating activities	1,727,916	1,226,110

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	(1,918)	(2,433)
Investment securities available for sale:
Proceeds from repayments and maturities	7,721,741	8,027,641
Proceeds from the sale of securities	—	1,991,917
Purchases	(13,610,568)	(11,266,556)
Investment securities held to maturity:
Proceeds from repayments and maturities	1,114,000	2,965,000
Increase in loans, net	(10,142,182)	(7,332,912)
Purchase of Federal Home Loan Bank Stock	(26,000)	(26,500)
Purchase of bank-owned life insurance	—	(5,000,000)
Purchase of premises and equipment	(103,439)	(597,263)

Net cash used for investing activities	(15,048,366)	(11,241,106)

FINANCING ACTIVITIES
Net increase in deposits	16,198,377	18,731,138
Decrease in short-term borrowings, net	(329,717)	(386,602)
Repayment of other borrowings	(1,587,662)	(696,103)
Proceeds from other borrowings	3,000,000	5,000,000
Purchase of treasury stock	—	(81,624)
Exercise of stock options	8,438	—
Common stock issued	138,794	48,404
Proceeds from dividend reinvestment	100,823	74,496
Cash dividends	(514,820)	(462,334)

Net cash provided by financing activities	17,014,233	22,227,375

Increase in cash and cash equivalents	3,693,783	12,212,379
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,886,453	2,125,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,580,236	$14,337,703

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,816,144	$2,949,214
Income taxes	605,000	545,000

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

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

NOTE 2 — EARNINGS PER SHARE

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	1,283,348	1,158,748	1,281,703	1,267,447
Average treasury stock shares	(55,309)	(55,309)	(55,309)	(54,350)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,228,039	1,214,057	1,226,394	1,213,097

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	7,790	3,182	7,303	2,824

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,235,829	1,217,239	1,233,697	1,215,921

Options to purchase 7,714 shares of common stock at $28.80 per share were outstanding for all of the 2003 periods but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the six months ended June 30, 2003, comprehensive income totaled $1,384,593. For the three months ended June 30, 2004 and 2003, comprehensive income totaled $100,398 and $850,452, respectively.

NOTE 4 – STOCK-BASED COMPENSATION

The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair vale accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported:	$908,518	$614,948	$1,593,776	$1,267,694
Less proforma expense related to stock options	28,519	19,871	57,038	39,742

Proforma net income	$879,999	$595,077	$1,536,738	$1,227,952

Basic net income per common share:
As reported	$0.74	$.51	$1.30	$1.05
Pro forma	0.72	.49	1.25	1.01
Diluted net income per common share:
As reported	$0.74	$.51	$1.29	$1.04
Pro forma	0.71	.49	1.25	1.01

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of this Interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the revised disclosure provisions

NOTE 5 – SUPPLEMENTAL RETIREMENT PLAN

The Bank maintains a Directors Retirement Plan to provide post-retirement payments over a ten-year period to members of the Board of Directors who have completed five or more years of service. The Plan requires payment of 25 percent of the final average annual board fees paid to a director in the three years preceding the director’s retirement.

The following table illustrates the components of the net periodic pension cost for the Supplemental Retirement Plan:

	Three Months Ended
	June 30,
	2004	2003
Service cost	$6,922	$10,024
Interest cost	2,316	1,951
Expected return on plan assets	—	—
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial (gains)/losses	—	—

Net periodic benefit cost	$9,238	$11,975

	Six Months Ended
	June 30,
	2004	2003
Service cost	$13,844	$20,048
Interest cost	4,632	3,903
Expected return on plan assets	—	—
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial (gains)/losses	—	—

Net periodic benefit cost	$18,476	$23,951

Management’s Discussion and Analysis

General

The following discusses the financial condition of the Company as of June 30, 2004, as compared to December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

Middlefield is an Ohio corporation organized to become the holding company of The Middlefield Banking Company (“Bank”). The Bank is a state-chartered bank located in Middlefield, Ohio. Middlefield and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings as well as interest earnings on investment securities and deposit services to its customers through six locations.

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit and liquidity risk.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk results from various re-pricing frequencies and the maturity structure of the financial instruments owned by the Company. The Company uses its asset/liability management policy to control and manage interest rate risk.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from loans with customers and purchasing of securities. The Company’s primary credit risk is in the loan portfolio. The Company manages credit risk by adhering to an established credit policy and through a disciplined evaluation of the adequacy of the allowance for loan losses. Also, the investment policy limits the amount of credit risk that may be taken in the investment portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Company has established guidelines within its asset/liability policy to manage liquidity risk. These guidelines include contingent funding alternatives.

We face strong competition in the communities we serve from other commercial banks, savings banks, savings and loan associations and credit unions, some of which are substantially larger institutions. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies and mortgage brokers. These entities are strong competitors for virtually all types of financial services.

In recent years, the financial services industry has experienced tremendous change to competitive barriers between bank and non-bank institutions. We not only must compete with traditional financial institutions, but also with other business corporations that have begun to deliver competing financial services. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $8,580,000 at June 30, 2004 compared to $4,886,000 on December 31, 2003. Noninterest-bearing cash increased $944,000 since year-end 2003, while interest-bearing cash increased $2,750,000 during that same period. We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

EARNING ASSETS — LOANS

At June 30, 2004, gross loans were $203,103,000 compared to $192,880,000 at year-end 2003, an increase of $10,223,000 or 5.3%. The increase in total outstanding loans was the result of an increase in the commercial, home equity and real estate portfolios. Management attributes the relatively significant increase in loans to the general economic improvement in the lending markets served.

Commercial loans comprised 26.4% of total loans at June 30, 2004 compared to 25.5% at December 31, 2003. Commercial loans have increased $3,930,000 or 7.9% since December 31, 2003. The Company has originated these types of loans to benefit from consistent economic growth inside the Company’s primary market area. The majority of these loans are secured by real estate holdings.

Real estate loans were 62.1% of total loans at June 30, 2004 and 69.5% at year-end 2003. In dollar volume real estate loans increased 2.4% since December 31, 2003. Home equity loans showed the highest percentage growth for the half of 24%. Management’s position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors quarterly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the six months ended June 30, 2004 were ($14,521).

EARNING ASSETS — SECURITIES AND FEDERAL FUNDS SOLD

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than BBB+, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at June 30, 2004 increased approximately $4.9 million, or 9.9% from year-end 2003 totals. Securities held to maturity at June 30, 2004, decreased $1.1 million or 60% compared to year-end 2003 totals. The increase in the investment portfolio for the first half was due to higher than anticipated deposit growth in the second quarter.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

SOURCES OF FUNDS — DEPOSITS

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and noninterest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended June 30, 2004, total core deposits increased approximately $15,048,000 or 6.83% primarily from an increase in interest bearing demand deposits and savings accounts.

The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At June 30, 2004 certificates of deposit greater than $100,000 increased $1.2 million or 7.6% from year-end 2003 totals.

SOURCES OF FUNDS — SHORT TERM AND OTHER BORROWINGS

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank (“FHLB”) advances. In the first three months of 2004, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. Total other borrowings increased $1.4 million, or 8.0% from year-end 2003 totals.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $909,000 and $1,594,000 for the second quarter and first six months of 2004, respectively. Basic and diluted earnings per share for the six months ended June 30, 2004 totaled $1.30 and $1.29, compared with $1.05 and $1.04 for the six months ended June 30, 2003, an increase of 24%. In dollars, net income increased 25.7% for the six months ended June 30, 2004, compared to the same period in 2003.

NET INTEREST INCOME

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $2,447,000 in the second quarter , an increase of $377,000 or 18.2%, over the second quarter of 2003 and totaled 4,833,000 for the six months of 2004, an increase of $731,000 or 17.8% over the prior year. The Bank experienced an increase in earning assets in the past six months, which came primarily from our continued efforts to grow our existing offices.

Total interest income for the six months ended June 30, 2004 was $7,688,000 compared to $7,214,000 for the same period in 2003. Total interest income increased $474,000, or 6.6%. The increase can be attributed to the growth of the loan portfolio that was 11% larger than during the same period in 2003.

Total interest expense for the six months ended June 30, 2004 when compared to the same six-month period ended June 30, 2003, decreased 3.7%, or $107,000. The decrease can be attributed to the overall lower interest rate environment that currently exists. Management has been proactive in lowering deposit product interest rates and has relied less on certificates of deposits to fund asset growth.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses in the second quarter of $30,000 compared to the second quarter of 2003 at $105,000 and $60,000 for the six months of 2003 compared to $210,000 in 2003. At June 30, 2004, Middlefield’s allowance for loan losses increased to $2,596,000 from $2,521,000 at December 31, 2003, and now represents 1.3% of the gross loan portfolio as compared to 1.4% for the previous period. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the allowance, taking into account the overall risk characteristics of the various portfolio segments, the bank’s loan loss experience, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

NONINTEREST INCOME

Total noninterest income is made up of bank related fees and service charges, as well as other income producing services provided, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Non-interest income increased $128,000 or 35.7% and $248,000 or 39.1% in the second quarter and the first six months of 2004,respectively, when compared to the same periods in 2003.

Noninterest income for the six months ended June 30, 2004 was $883,000 compared to $635,000 for the same six-month period ended June 30, 2003, an increase of 39.1% or $248,000. In addition to normal service charge increases, the primary components of the overall increase were the income from bank-owned life insurance as well as the implementation of an overdraft privilege program in the second quarter.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers’ balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NONINTEREST EXPENSE

Total non-interest expense increased $69,000 or 4.3% during the second quarter of 2004 and $540,000 or 18.5% in the first six months of 2004 when compared to the same period in 2003. Employee compensation and benefit expense increased $254,000, which was the result of increased staffing, higher payroll and health insurance costs. Reflected within the increased staffing costs, as well as increased occupancy and other costs, is the operation of the bank’s Orwell office, which opened in April 2003.

CAPITAL RESOURCES

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Shareholders’ equity at June 30, 2004, totaled $24,316,000 compared to $23,504,000 at December 31, 2003, a 3.5% increase. Total shareholders’ equity in relation to total assets was 8.66% at June 30, 2004 compared to 8.96% at December 31, 2003.

The Company has a Dividend Reinvestment Plan (“The Plan”) for shareholders under which the Company’s common stock will be purchased by the Plan for participants with automatically reinvested dividends. The Plan does not represent a change in the Company’s dividend policy or a guarantee of future dividends.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Banks’ operations.

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

The minimum requirements are:

	TOTAL	TIER 1	TIER 1
	CAPITAL TO	CAPITAL TO	CAPITAL TO
	RISK-WEIGHTED	RISK-WEIGHTED	AVERAGE
	ASSETS	ASSETS	ASSETS
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%

The following table illustrates the Company’s risk-weighted capital ratios at June 30, 2004:

JUNE 30,
(in thousands)	2004
Tier 1 capital	$24,706
Total risk-based capital	$26,874
Risk-weighted assets	$173,020
Average total assets	$275,352
Tier 1 capital to average assets	8.97%
Tier 1 risk-based capital ratio	14.28%
Total risk-based capital ratio	15.50%

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

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Loans on nonaccrual basis	$432	$372
Loans past due 90 days or more and still accruing	599	137

Total nonperforming loans	$1,031	$509

Nonperforming loans as a percent of total loans	0.50%	0.26%

Nonperforming assets as a percent of total assets	0.37%	0.19%

At June 30, 2004 and December 31, 2003, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of June 30, 2004, impaired loans had no material effect on the Middlefield’s financial position or results of operations.

LIQUIDITY

Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the six months ended June 30, 2004, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Changes in cash and cash equivalents are detailed on the consolidated statements of cash flows.

INFLATION

Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with GAAP in the United States of America (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management’s opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do effect each other, but do not always move in correlation with each other. The Company’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company’s performance.

REGULATORY MATTERS

The Company is subject to the regulatory requirements of The Federal Reserve System as a one-bank holding company. The affiliate bank is subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase and decrease of 200 basis point change in market interest rates:

	Maximum Change
	2004	Guidelines
One Year Net interest Income Change
+200 Basis Points	6%	(10)%
-200 Basis Points	(11)%	(10)%
Net Present Value of Equity Change
+200 Basis Points	(8)%	(20)%
-200 Basis Points	0%	(20)%

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 12, 2004, the Company announced a program to repurchase of to 4.99% of outstanding common stock or approximately 63,760 shares. The program will expire in May 2005 and all shares will generally be effected through open market purchases or in privately negotiated transactions.

Item 3. Defaults by the Company on its senior securities

None

Item 4. Submission of matters to a vote of security holders

The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 12, 2004:

(a) The recommendation of the Board of Directors to increase the size of the board to eleven, as described in the Proxy Statement for the Annual Meeting, was approved with 807,506 shares in favor, and 102,179 shares against, and 29,840 shares abstaining..

(b) The following Class I directors were elected to a one year term expiring in 2005:

Name	Shares For	Shares Withheld
James J. McCaskey	905,887	33,638

(c) The following Class III directors were elected to a three year term expiring in 2007:

Name	Shares For	Shares Withheld
Thomas G. Caldwell	924,593	14,932
Richard T. Coyne	923,674	15,851
Donald D. Hunter	924,593	14,932
Carolyn J. Turk	921,112	18,413

(d)	The recommendation of the Board of Directors to ratify the appointment of S. R. Snodgrass, A.C. as the Company’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 937,969 shares in favor, and 1,396 shares against, and 160 shares abstaining.

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp. *

3.2	Regulations of Middlefield Banc Corp. *

4	Specimen Stock Certificate *

10.1	1999 Stock Option Plan of Middlefield Banc Corp. *

10.2	Severance Agreement of President and Chief Executive Officer *

10.3	Severance Agreement of Executive Vice President *

10.4	Severance Agreement of Vice President *

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000***

10.7	Director Retirement Agreement with Richard T. Coyne *

10.8	Director Retirement Agreement with Francis H. Frank *

10.9	Director Retirement Agreement with Thomas C. Halstead *

10.10	Director Retirement Agreement with George F. Hasman *

10.11	Director Retirement Agreement with Donald D. Hunter *

10.12	Director Retirement Agreement with Martin S. Paul *

10.13	Director Retirement Agreement with Donald E. Villers *

10.14	DBO Agreement with Donald L. Stacy **

10.15	DBO Agreement with Jay P. Giles **

10.16	DBO Agreement with Alfred S. Thompson, Jr. **

10.17	DBO Agreement with Nancy C. Snow **

10.18	DBO Agreement with Teresa M. Hetrick **

10.19	DBO Agreement with Jack L. Lester **

10.20	DBO Agreement with James R. Heslop, II **

10.21	DBO Agreement with Thomas G. Caldwell **

31.1	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 – Thomas G. Caldwell

31.2	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 – Donald L. Stacy

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company*

99.2	Independent Accountants Report

*	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

**	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K (File No. 000-32561) filed with the SEC on March 30, 2004.

***	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10-K (File No. 033-23094) filed on April 17, 2001.

(b) ) Reports on Form 8-K.

On July 20, 2004, a Form 8-K (Item 12) was filed with the Securities and Exchange Commission to report earnings for the second quarter ended June 30, 2004.

On May 12, 2004, a Form 8-K (Item 5) was filed with the Securities and Exchange Commission to announce a plan to repurchase up to 4.99% of Middlefield Banc Corp.’s outstanding common stock.

On April 23, 2004, a Form 8-K (Item 12) was filed with the Securities and Exchange Commission to report earnings for the first quarter ended March 31, 2004.

On April 12, 2004, a Form 8-K (Items 5 and 7) was filed with the Securities and Exchange Commission to notify the appointment of American Stock Transfer & Trust Company as its new stock transfer agent.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: August 5, 2004	By: /s/Thomas G. Caldwell Thomas G. Caldwell
President and Chief Executive Officer

Date:August 5, 2004	By: /s/Donald L. Stacy Donald L. Stacy
Principal Financial and Accounting Officer