Form 10-Q
period 2004-09-30
MIDDLEFIELD BANC CORP
filed 2004-11-15
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Class: Common Stock, without par value
Outstanding at November 5, 2004: 1,289,682

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30	December 31
	2004	2003
ASSETS
Cash and due from banks	$7,324,873	$3,956,453
Federal funds sold	3,420,000	930,000

Cash and cash equivalents	10,744,873	4,886,453
Interest-bearing deposits in other institutions	612,575	539,147
Investment securities available for sale	55,676,770	49,966,511
Investment securities held to maturity (estimated market value of $589,666 and $1,915,366)	562,011	1,858,904
Loans	209,257,288	192,880,153
Less allowance for loan losses	2,626,548	2,521,270

Net loans	206,630,740	190,358,883
Premises and equipment	6,668,043	6,807,930
Bank-owned life insurance	5,370,355	5,202,385
Accrued interest and other assets	2,948,771	2,749,235

TOTAL ASSETS	$289,214,138	$262,369,448

LIABILITIES
Deposits:
Noninterest-bearing demand	$35,110,530	$29,423,027
Interest-bearing demand	8,877,466	7,369,754
Money market	14,717,901	15,708,932
Savings	75,110,539	69,570,895
Time	104,922,655	97,767,302

Total deposits	238,739,091	219,839,910
Short-term borrowings	102,881	444,819
Other borrowings	23,957,754	17,665,661
Accrued interest and other liabilities	905,016	914,744

TOTAL LIABILITIES	263,704,742	238,865,134

STOCKHOLDERS’ EQUITY
Common stock, no par value; 5,000,000 shares authorized, 1,289,602 and 1,268,954 shares issued	10,385,960	10,038,156
Retained earnings	16,715,668	15,085,868
Accumulated other comprehensive income	152,677	125,199
Treasury stock, at cost (55,309 shares)	(1,744,909)	(1,744,909)

TOTAL STOCKHOLDERS’ EQUITY	25,509,396	23,504,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,214,138	$262,369,448

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,432,153	$3,270,175	$10,115,762	$9,609,355
Interest-bearing deposits in other institutions	1,538	3,850	3,539	15,670
Federal funds sold	10,884	20,836	28,046	40,049
Investment securities:
Taxable interest	354,392	270,921	1,050,915	855,382
Tax-exempt interest	166,645	121,503	429,556	354,595
Dividends on FHLB stock	12,964	12,988	38,883	38,843

Total interest income	3,978,576	3,700,273	11,666,701	10,913,894

INTEREST EXPENSE
Deposits	1,246,617	1,227,318	3,642,941	3,709,505
Short-term borrowings	304	365	1,143	3,704
Other borrowings	209,550	202,388	607,419	618,575

Total interest expense	1,456,471	1,430,071	4,251,503	4,331,784

NET INTEREST INCOME	2,522,105	2,270,202	7,415,198	6,582,110
Provision for loan losses	51,000	105,000	111,000	315,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,471,105	2,165,202	7,304,198	6,267,110

NONINTEREST INCOME
Service charges on deposit accounts	371,495	269,757	1,034,095	760,318
Investment securities gains, net	—	—	—	542
Earnings on bank-owned life insurance	53,114	67,019	167,970	135,305
Other income	59,635	38,588	164,787	113,879

Total noninterest income	484,244	375,364	1,366,852	1,010,044

NONINTEREST EXPENSE
Salaries and employee benefits	941,353	829,874	2,652,971	2,287,264
Occupancy expense	114,691	105,248	378,011	310,292
Equipment expense	94,948	89,649	288,208	227,261
Data processing costs	125,077	93,601	339,038	281,031
Ohio state franchise tax	82,500	75,000	247,500	225,050
Other expense	444,989	399,007	1,361,755	1,185,447

Total noninterest expense	1,803,558	1,592,379	5,267,483	4,516,345

Income before income taxes	1,151,791	948,187	3,403,567	2,760,809
Income taxes	330,000	246,000	988,000	790,928

NET INCOME	$821,791	$702,187	$2,415,567	$1,969,881

EARNINGS PER SHARE
Basic	$0.67	$0.58	$1.97	$1.62
Diluted	0.66	0.57	1.95	1.61
DIVIDENDS DECLARED PER SHARE	0.22	0.20	0.64	0.58

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income
Balance, December 31, 2003	$10,038,156	$15,085,868	$125,199	$(1,744,909)	$23,504,314
Net income		2,415,567			2,415,567	$2,415,567
Other comprehensive income:
Unrealized gain on available for sale securities net of taxes of $14,155			27,478		27,478	27,478

Comprehensive income						$2,443,045

Exercise of stock options	14,198				14,198
Common stock issued	177,341				177,341
Dividend reinvestment plan	156,265				156,265
Cash dividends ($.64 per share)		(785,767)			(785,767)

Balance, September 30, 2004	$10,385,960	$16,715,668	$152,677	$(1,744,909)	$25,509,396

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$2,415,567	$1,969,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	111,000	315,000
Depreciation and amortization	311,026	266,126
Amortization of premium and discount on investment securities	187,430	202,506
Amortization of net deferred loan fees	(105,386)	(88,621)
Investment security gains, net	—	(542)
Earnings on bank-owned life insurance	(167,970)	(135,305)
Decrease (increase) in accrued interest receivable	(331,811)	(86,003)
Decrease in accrued interest payable	97,307	(50,794)
Other, net	50,185	(19,378)

Net cash provided by operating activities	2,567,348	2,372,870

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	(73,428)	34,351
Investment securities available for sale:
Proceeds from repayments and maturities	9,416,139	11,966,385
Proceeds from the sale of securities	—	1,991,917
Purchases	(15,274,302)	(28,446,539)
Investment securities held to maturity:
Proceeds from repayments and maturities	1,299,000	3,465,000
Increase in loans, net	(16,277,471)	(13,925,825)
Purchase of Federal Home Loan Bank Stock	(39,100)	(39,100)
Purchase of bank-owned life insurance	(167,970)	(5,135,305)
Purchase of premises and equipment	(171,139)	(698,853)

Net cash used for investing activities	(21,288,271)	(30,787,969)

FINANCING ACTIVITIES
Net increase in deposits	18,899,181	31,685,715
Decrease in short-term borrowings, net	(341,938)	(366,361)
Repayment of other borrowings	(4,707,907)	(2,847,034)
Proceeds from other borrowings	11,000,000	5,000,000
Purchase of treasury stock	—	(81,624)
Exercise of stock options	14,198	9,350
Common stock issued	177,341	119,598
Proceeds from dividend reinvestment	156,266	122,660
Cash dividends	(785,767)	(705,588)

Net cash provided by financing activities	24,411,373	32,936,716

Increase in cash and cash equivalents	5,690,451	4,521,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,886,453	2,125,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,576,904	$6,646,941

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,348,810	$4,382,578
Income taxes	930,000	845,000

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. (“Middlefield”) includes its wholly owned subsidiary, The Middlefield Banking Company (the “Bank”). All significant inter-company items have been eliminated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 33-23094). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	1,287,356	1,274,994	1,283,601	1,272,388
Average treasury stock shares	(55,309)	(55,309)	(55,309)	(54,673)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,232,047	1,219,685	1,228,292	1,217,715

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	7,790	3,565	7,303	3,071

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,239,837	1,223,250	1,235,595	1,220,786

NOTE 3 — COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the nine months ended September 30, 2003, comprehensive income totaled $1,769,180. For the three months ended September 30, 2004 and 2003, comprehensive income totaled $584,291 and $384,587 respectively.

NOTE 4 — STOCK-BASED COMPENSATION

The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair vale accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported:	$821,791	$702,187	$2,415,567	$1,969,881
Less proforma expense related to stock options	28,519	19,871	85,557	59,613

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Proforma net income	$793,272	$682,316	$2,330,010	$1,910,268

Basic net income per common share:
As reported	$0.67	$.58	$1.97	$1.62
Pro forma	0.64	.56	1.90	1.57
Diluted net income per common share:
As reported	$0.66	$.57	$1.95	$1.61
Pro forma	0.64	.56	1.89	1.57

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of this Interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the revised disclosure provisions

NOTE 6 — SUPPLEMENTAL RETIREMENT PLAN

The Bank maintains a Directors Retirement Plan to provide post-retirement payments over a ten-year period to members of the Board of Directors who have completed five or more years of service. The Plan requires payment of 25 percent of the final average annual board fees paid to a director in the three years preceding the director’s retirement.

The following table illustrates the components of the net periodic pension cost for the Supplemental Retirement Plan:

	Three Months Ended
	September 30,
	2004	2003
Service cost	$6,922	$10,024
Interest cost	2,316	1,951
Expected return on plan assets	—	—
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial (gains)/losses	—	—

Net periodic benefit cost	$9,238	$11,975

	Nine Months Ended
	September 30,
	2004	2003
Service cost	$20,766	$30,072
Interest cost	6,948	5,853
Expected return on plan assets	—	—
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost	—	—
Amortization of actuarial (gains)/losses	—	—

Net periodic benefit cost	$27,714	$35,925

Management’s Discussion and Analysis

General

The following discusses the financial condition of the Company as of September 30, 2004, as compared to December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 compared to the same period in 2003. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

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

We face strong competition in the communities we serve from other commercial banks, savings banks, savings and loan associations and credit unions, some of which are substantially larger institutions. We also compete with issuers of money market funds, securities brokerage firms, consumer finance companies and mortgage brokers. These entities are strong competitors for virtually all types of financial services.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $10,745,000 at September 30, 2004 compared to $4,886,000 on December 31, 2003. Non-interest-bearing cash increased $3,368,000 since year-end 2003, while interest-bearing cash increased $2,490,000 during that same period. We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

EARNING ASSETS — LOANS

At September 30, 2004, net loans were $209,257,000 compared to $192,880,000 at year-end 2003, an increase of $16,377,000 or 8.5%. The increase in total outstanding loans was the result of an increase in the commercial, home equity and real estate portfolios. Management attributes the relatively significant increase in loans to the general economic improvement in the lending markets served.

Commercial loans comprised 26.2% of total loans at September 30, 2004 compared to 25.5% at December 31, 2003. Commercial loans have increased $5,210,000 or 10.5 since December 31, 2003. The Company has originated these types of loans to benefit from consistent economic growth inside the Company’s primary market area. The majority of these loans are secured by real estate holdings.

Real estate loans were 61.8% of total loans at September 30, 2004 and 69.5% at year-end 2003. In dollar volume real estate loans increased 5.14% since December 31, 2003. Home equity loans showed the highest percentage growth for the first three quarters of 33.3%. Management’s position is to focus on adjustable rate products as the overall rate environment reaches historical low levels with the intent these products will adjust as interest rates rise.

The allowance for loan losses represents the amount which management and the Board of Directors estimates is adequate to provide for probable losses inherent in the loan portfolio. The allowance balance and the provision charged to expense are reviewed by management and the Board of Directors quarterly using a risk evaluation model that considers borrowers’ past due experience, economic conditions and various other circumstances that are subject to change over time. Management believes the current balance of the allowance for loan losses is adequate to absorb probable incurred credit losses associated with the loan portfolio. Net charge-offs for the nine months ended September 30, 2004 were $6,000.

EARNING ASSETS — SECURITIES AND FEDERAL FUNDS SOLD

The securities portfolio is comprised of U.S. Government agency-backed securities, tax-exempt obligations of states and political subdivisions and certain other investments. The Company does not hold any collateralized mortgage-backed securities, other than those issued by U.S. government agencies, or derivative securities. The quality rating of obligations of state and political subdivisions within Ohio is no less than BBB+, with all out-of-state bonds rated at AAA. Board policy permits the purchase of certain non-rated bonds of local schools, townships and municipalities, based on their estimated levels of credit risk. Securities available for sale at September 30, 2004 increased $5.7 million, or 11.4% from year-end 2003 totals. Municipal bonds make up the majority of the security growth in 2004. Securities held to maturity at September 30, 2004, decreased $1.3 million or 69.8% compared to year-end 2003 totals. The increase in the investment portfolio for the first nine months was due to higher than anticipated deposit growth in the second quarter.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

SOURCES OF FUNDS — DEPOSITS

The Company’s primary source of funds is core deposits from retail and business customers. These core deposits include all categories of interest-bearing and non-interest-bearing deposits, excluding certificates of deposit greater than $100,000. For the period ended September 30, 2004, total core deposits increased approximately $17,666,000 or 8.7% primarily from an increase in non-interest bearing demand deposits, savings accounts and certificates of deposits.

The Company has a strong deposit base from public agencies, including local school districts, city and township municipalities, and others that may tend to be more seasonal in nature resulting from the receipt and disbursement of state and federal grants. These entities have maintained fairly static balances with the Company due to various funding and disbursement timeframes.

Certificates of deposit greater than $100,000 are not considered part of core deposits and as such are used to balance rate sensitivity as a tool of funds management. At September 30, 2004 certificates of deposit greater than $100,000 increased $1.2 million or 7.9% from year-end 2003 totals.

SOURCES OF FUNDS — SHORT TERM AND OTHER BORROWINGS

Other interest-bearing liabilities include securities sold under agreements to repurchase, sweep accounts, federal funds purchased, Treasury, Tax & Loan notes payable and Federal Home Loan Bank (“FHLB”) advances. In the first nine months of 2004, the Company continued to utilize the FHLB programs to manage interest rate risk and liquidity positions. Total other borrowings increased $6.3 million, or 35.6% from year-end 2003 totals.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $822,000 and $2,416,000 for the third quarter and first nine months of 2004, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2004 totaled $1.97 and $1.95, compared with $1.62 and $1.62 for the nine months ended September 30, 2003, an increase of 16%. In dollars, net income increased 22.6% for the nine months ended September 30, 2004, compared to the same period in 2003.

NET INTEREST INCOME

Net interest income, by definition, is the difference between interest income generated on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Various factors contribute to changes in net interest income, including volumes, interest rates and the composition or mix of interest-earning assets in relation to interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $2,471,000 in the third quarter, an increase of $306,000 or 14.1%, over the third quarter of 2003 and totaled 7,304,000 for the nine months of 2004, an increase of $1,037,000 or 16.6% over the prior year. The Bank experienced an increase in earning assets in the past nine months, which came primarily from our continued efforts to grow our existing offices.

Interest income totaled $3,979,000 in the third quarter, an increase of $278,000 or 7.5%, over the third quarter of 2003 and totaled $11,667,000 for the nine months of 2004, an increase of $753,000 or 6.9% over the prior year. The increase can be attributed to the growth of the loan portfolio that had an average balance 13% greater during the first nine months in 2004 than during the same period in 2003. Growth in the investment portfolio of 7.8% also contributed to the growth of interest income.

Interest expense totaled $1,456,000 in the third quarter, an increase of $26,000 or 1.9%, over the third quarter of 2003 and totaled 4,252,000 for the nine months of 2004, an decrease of $80,000 or 1.8% over the prior year. The decrease YTD can be attributed to the overall lower interest rate environment that currently exists along with increases in lower rate deposit accounts. Management has been proactive in lowering deposit product interest rates and has relied less on certificates of deposits to fund asset growth. Interest cost for the 3rd quarter increased as compared to the same period in 2003 due to the higher volume of borrowing from the Federal Home Loan Bank.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses in the 3rd quarter of $51,000 compared to the 3rd quarter of 2003 at $105,000 and $111,000 for the nine months of 2004 compared to $315,000 in 2003. At September 30, 2004, Middlefield’s allowance for loan losses increased to $2,627,000 from $2,521,000 at December 31, 2003, and now represents 1.3% of the gross loan portfolio as compared to 1.4% for the previous period. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the allowance, taking into account the overall risk characteristics of the various portfolio segments, the bank’s loan loss experience, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

NON-INTEREST INCOME

Total non-interest income is made up of bank related fees and service charges, as well as other income producing services provided, ATM income, early redemption penalties for certificates of deposit, safe deposit rental income, internet bank service fees and other miscellaneous items. Non-interest income increased $109,000 or 29% and $357,000 or 35.3% in the 3rd quarter and the first nine months of 2004, respectively, when compared to the same periods in 2003. The primary components of increase were the income from bank-owned life insurance as well as the implementation of a new overdraft privilege program in the second quarter accounting for $238,000 or 67% of the YTD upsurge. Bank Owned Life Insurance (BOLI) is an important and growing investment of choice for many banks. BOLI’s tax favored status generally results in net yields that often are higher than those of other revenue sources. BOLI income showed a 24% YTD increase over the first 9 months of 2003 totaling $33,000. We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers’ balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NON-INTEREST EXPENSE

Total non-interest expense increased $211,000 or 13.3% during the 3rd quarter of 2004 and $751,000 or 16.6% in the first nine months of 2004 when compared to the same period in 2003. Employee compensation and benefit expense represented the majority of the increase in non-interest expense for both the quarter of $111,000 and YTD of $366,000. The additional costs were the result of increased staffing, higher payroll and health insurance costs. Reflected within the increased staffing costs, as well as increased occupancy and other costs, is the operation of the bank’s Orwell office, which opened in April 2003.

CAPITAL RESOURCES

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets.

The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Internal capital growth, through the retention of earnings, is the primary means of maintaining capital adequacy for the Company. Stockholders’ equity at September 30, 2004, totaled $25,509,000 compared to $23,504,000 at December 31, 2003, a 8.5% increase. Stockholders’ equity in relation to total assets was 8.82% at September 30, 2004 compared to 8.96% at December 31, 2003.

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

The minimum requirements are:

	TOTAL	TIER 1	TIER 1
	CAPITAL TO	CAPITAL TO	CAPITAL TO
	RISK-WEIGHTED	RISK-WEIGHTED	AVERAGE
	ASSETS	ASSETS	ASSETS
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%

The following table illustrates the Company’s risk-weighted capital ratios at September 30, 2004:

SEPTEMBER 30,
(in thousands)	2004
Tier 1 capital	$25,357
Total risk-based capital	$27,565
Risk-weighted assets	$177,254
Average total assets	$276,453
Tier 1 capital to average assets	9.17%
Tier 1 risk-based capital ratio	14.66%
Total risk-based capital ratio	15.55%

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

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Loans on nonaccrual basis	$455	$372
Loans past due 90 days or more and still accruing	773	137

Total nonperforming loans	$1,228	$509

Nonperforming loans as a percent of total loans	0.59%	0.26%

Nonperforming assets as a percent of total assets	0.42%	0.19%

As of September 30, 2004, loans past due 90 days and still accruing increased $636,000 from year-end 2003. This increase is primarily attributable to four borrower relationships. In two of those cases, all credits are secured with real estate. The other two are to commercial customers and represent borrowings secured by the respective business assets. All loans are secured and in the process of collection, with payments having been made during the quarter. The sole exception relates to two loans to one borrower which is secured by real estate and is in the process of being re-negotiated.

The company also experienced an increase in loans maintained on a non-accrual basis. This group is comprised of five loans, four of which are secured by real estate properly margined. The fifth credit is secured by business assets and involves a borrower who has filed a petition under Federal bankruptcy laws.

At September 30, 2004 and December 31, 2003, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of September 30, 2004, impaired loans had no material effect on the Middlefield’s financial position or results of operations.

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

For the nine months ended September 30, 2004, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and intangibles, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Changes in cash and cash equivalents are detailed on the consolidated statements of cash flows.

INFLATION

Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with U.S. GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase and decrease of 200 basis point change in market interest rates:

	Maximum Change
	2004	Guidelines
One Year Net interest Income Change
+200 Basis Points	8%	(10)%
-200 Basis Points	(11)%	(10)%
Net Present Value of Equity Change
+200 Basis Points	(4)%	(20)%
-200 Basis Points	4%	(20)%

The projected volatility of net interest income in a -200 basis points change in market rates for the 3rd quarter of 2004 falls outside the Board of Directors guidelines. With rates at historic lows it is unlikely that the market can decline 200BP so the potential interest rate risk exposure is considered minimal.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

None

Item 4. Submission of matters to a vote of security holders

None

Item 4. Submission of matters to a vote of security holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp. *

3.2	Regulations of Middlefield Banc Corp. *

4	Specimen Stock Certificate *

10.1	1999 Stock Option Plan of Middlefield Banc Corp. *

10.2	Severance Agreement of President and Chief Executive Officer *

10.3	Severance Agreement of Executive Vice President *

10.4	Severance Agreement of Vice President *

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000

10.7	Director Retirement Agreement with Richard T. Coyne *

10.8	Director Retirement Agreement with Francis H. Frank *

10.9	Director Retirement Agreement with Thomas C. Halstead *

10.10	Director Retirement Agreement with George F. Hasman *

10.11	Director Retirement Agreement with Donald D. Hunter *

10.12	Director Retirement Agreement with Martin S. Paul *

10.13	Director Retirement Agreement with Donald E. Villers *

10.14	DBO Agreement with Donald L. Stacy **

10.15	DBO Agreement with Jay P. Giles **

10.16	DBO Agreement with Alfred S. Thompson, Jr. **

10.17	DBO Agreement with Nancy C. Snow **

10.18	DBO Agreement with Teresa M. Hetrick **

10.19	DBO Agreement with Jack L. Lester **

10.20	DBO Agreement with James R. Heslop, II **

10.21	DBO Agreement with Thomas G. Caldwell **

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.**

31.1	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 — Thomas G. Caldwell

31.2	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 — Donald L. Stacy

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company*

99.2	Independent Accountants Report

*	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

**	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K (File No. 000-32561) filed with the SEC on March 30, 2004.

(b)) Reports on Form 8-K.

On October 25, 2004, a Form 8-K (Item 12) was filed with the Securities and Exchange Commission to report earnings for the third quarter ended September 30, 2004.

On July 20, 2004, a Form 8-K (Item 12) was filed with the Securities and Exchange Commission to report earnings for the second quarter ended September 30, 2004.

On May 12, 2004, a Form 8-K (Item 5) was filed with the Securities and Exchange Commission to announce a plan to repurchase up to 4.99% of Middlefield Banc Corp.’s outstanding common stock.

On April 23, 2004, a Form 8-K (Item 12) was filed with the Securities and Exchange Commission to report earnings for the first quarter ended March 31, 2004.

On April 12, 2004, a Form 8-K (Items 5 and 7) was filed with the Securities and Exchange Commission to notify the appointment of American Stock Transfer & Trust Company as its new stock transfer agent..

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: November 10, 2004	By: /s/Thomas G. Caldwell

Thomas G. Caldwell
President and Chief Executive Officer

Date November 10, 2004	By: /s/Donald L. Stacy

Donald L. Stacy Principal
Financial and Accounting Officer