Form 10-K
period 2004-12-31
MIDDLEFIELD BANC CORP
filed 2005-03-29
CIK 836147

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended: December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value on June 30, 2004 of common stock held by non-affiliates of the registrant was approximately $38.7 million. As of March 22, 2005, there were 1,360,270 shares of common stock issued and outstanding.

Documents Incorporated by Reference

     Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference into Part I, Part II and Part IV of this report.

i

Page
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

ii

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

     The Middlefield Banking Company. The Middlefield Banking Company was chartered under Ohio law in 1901. The bank offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (NOW) accounts; money market accounts; time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans; safe deposit facilities, and travelers’ checks. The bank offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.

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

     Although Ohio bank law imposes no material restrictions on the kinds of loans The Middlefield Banking Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank’s real-estate secured loans are secured by real property in northeastern

Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as The Middlefield Banking Company may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on The Middlefield Banking Company’s lending. The Middlefield Banking Company can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The Middlefield Banking Company’s internal policy is to maintain its credit exposure to any one borrower at less than $1.5 million, which is comfortably within the range of the bank’s legal lending limit. As of December 31, 2004, the bank’s 15%-of-capital limit on loans to a single borrower was approximately $4.1 million.

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

     The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2004, 2003, and 2002, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
	2004		2003		2002
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Type of loan:
Commercial and industrial	$52,148%	24.18%	$42,063	21.81	$32,916	18.82%
Real estate construction	3,144	1.46	3,434	1.78	3,207	1.83
Mortgage:
Residential	147,425	68.36	134,007	69.48	123,8447	70.79
Commercial	7,027	3.26	7,866	4.08	9,521	5.44
Consumer installment	5,909	2.74	5,510	2.85	5,455	3.12

Total loans	215,653	100.00%	192,880	100.00%	174,943	100.00%

Less:
Allowance for loan losses	2,623		2,521		2,300

Net loans	$213,030		$190,359		$172,643

Net loans as a percent of total assets	73.15%		72.55%		76.31%

     The following table presents maturity information for the loan portfolio at December 31, 2004. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2004
	Commercial and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less *	$14,247	$2,386	$44,232	$301	$2,308	$63,474
After one year through five years	24,223	220	73,601	2,273	3,070	103,387
After five years	13,678	538	29,592	4,453	531	48,792

Total amount due	$52,148	$3,144	$147,425	$7,027	$5,909	$215,653

*	Loans due on demand and overdrafts are included in the amount due in one year or less. The Middlefield Banking Company has no loans without a stated schedule of repayment or a stated maturity.

     The following table shows the dollar amount of all loans due after December 31, 2005 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2005 that have floating or adjustable rates

(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Commercial and industrial	$19,336	$18,565	$37,901
Real estate construction	538	220	757
Mortgage:
Residential	30,099	73,104	103,202
Commercial	5,236	1,490	6,726
Consumer installment	3,301	—	3,601

Total	$58,810	$93,379	$152,187

     Residential Mortgage Loans. A significant portion of the bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $147 million or 68.4% of the bank’s total loan portfolio at December 31, 2004.

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

     Before 1996, nearly all residential mortgage loans originated by the bank were written on a balloon-note basis. During 1996, the bank began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the bank began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 74.8% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2004 was adjustable rate. The bank’s mortgage loans are ordinarily retained in the loan portfolio. The bank’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.

     The bank’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The bank’s home equity loans generally have terms of 10 years.

     At December 31, 2004, residential mortgage loans of approximately $1,001,000 were over 90 days delinquent or nonaccruing on that date, representing .68% of the residential mortgage loan portfolio.

     Commercial and Industrial Loans and Commercial Real Estate Loans. The bank’s commercial loan services include —

•	accounts receivable, inventory and working capital loans

•	renewable operating lines of credit

•	loans to finance capital equipment

•	term business loans

•	short-term notes

•	selected guaranteed or subsidized loan programs for small businesses

•	loans to professionals

•	commercial real estate loans

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

     At December 31, 2004, commercial and commercial real estate loans totaled $59.2 million, or 27.4% of the bank’s total loan portfolio. At December 31, 2004, commercial and commercial real estate loans of approximately $448,000 were over 90 days delinquent or nonaccruing on that date, and represented .76% of the commercial and commercial real estate loan portfolios.

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

     At December 31, 2004, real estate construction loans totaled $3.1 million, or 1.5% of the bank’s total loan portfolio. There were no real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing.

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

     At December 31, 2004, the bank had approximately $5.9 million in its consumer installment loan portfolio, representing 2.74% of total loans. Consumer installment loans of approximately $25,000 were over 90 days delinquent or nonaccruing on that date, representing .42% of the installment loan portfolio.

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

     When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2004, 2003, and 2002 classified assets were as follows:

	Classified Assets at December 31,
	2004		2003		2002
		Percent of total		Percent of total		Percent of total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans
Classified loans:
Special mention	$4,094	$1.90%	$2,876	$1.49%	$4,713	2.69%
Substandard	3,097	1.44%	1,920	1.00%	1,285	0.74%
Doubtful	163	0.08%	199	0.10%	280	0.16%
Loss	—	—%	—	—%	—	—%

Total	$7,354	$3.42%	$4,995	$2.59%	$6,278	3.59%

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

     The following table sets forth the amortized cost and estimated market value of the bank’s investment portfolio at the dates indicated.

	Investment Portfolio Amortized Cost and Estimated Value at December 31,
	2004				2003				2002
		Gross	Gross	Estimated		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market	Amortized	unrealized	unrealized	market	Amortized	unrealized	unrealized	market
(Dollars in thousands)	cost	gains	losses	value	cost	gains	losses	value	cost	gains	losses	value
Available for Sale:
U.S. Government agency securities	$5,273	$71	$(18)	$5,326	$6,062	$133	$(18)	$6,177	$3,737	$162	$—	$3,899
Obligations of states and political subdivisions:
Taxable	748	—	(11)	737	210	6	—	216	1,161	21	—	1,182
Tax-exempt	21,239	303	(66)	21,477	14,564	325	(48)	14,841	10,114	290	(28)	10,376
Corporate securities	—	—	—	—	350	9	—	359	350	24	—	374
Mortgage-backed securities	29,625	81	(403)	29,302	28,591	112	(329)	28,374	19,835	264	(13)	20,086
Equity securities	399	—	—	399

Total	$57,284	$455	$(498)	$57,241	$49,777	$585	$(395)	$44,967	$35,197	$761	$(41)	$35,917

Held to Maturity:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions:
Taxable	—	—	—	—	945	18	—	963	1,370	51	—	1,421
Tax-exempt	221	22	—	244	914	38	—	952	3,368	95	—	3,463
Corporate securities	—	—	—	—	—	—	—	—	1,504	18	—	1,522
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—

Total	$221	$22	$—	$244	$1,859	$56	$—	$1,915	$6,242	$164	$—	$6,406

Total Investment Securities	$57,505	$477	$(498)	$57,485	$51,636	$641	$(395)	$51,882	$41,439	$925	$(41)	$42,323

     The contractual maturity of investment securities at December 31, 2004 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
										Total investment securities and mortgage-backed
	One year or less		More than one to five years		More than five to ten years		More than ten years			securities
			Amortized		Amortized
	Amortized cost	Average yield	cost	Average yield	cost	Average yield	Amortized cost	Average yield		Amortized cost	Average yield	Market value
U.S. Government agency securities	$—		$1,285	5.73%	$3,988	4.52%			%	$5,273	4.81%	$5,326
Obligations of states and political subdivisions:
Taxable	—	—	249	3.21	499	4.16	—	—		748	3.84	737
Tax-exempt	3,265	3.79	6,586	3.31	5,329	4.15	6,280	4.67		21460	3.76	21,722
Corporate securities	—	—	—	—	—	—	—	—		—	—
Mortgage-backed securities	—	—	294	4.88	1,776	4.97	27,555	4.35		29,625	4.63	29,302

Total	$3,265	3.79%	$8,414	3.73%	$11,592	4.40%	$33,835	4.57%		$57,106	4.63%	$57,087

     As of December 31, 2004, the bank also held 13,510 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which are restricted securities. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The bank’s minimum investment in FHLB stock at December 31, 2004 was approximately $1,351,000.

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

     The following table shows the amount of time deposits of $100,000 or more as of December 31, 2004, including certificates of deposit, by time remaining until maturity.

	Maturity of Time Deposits of
	$100,000 or More at December
(Dollars in thousands)	31, 2004
Time Remaining to Maturity	Amount	Percent of Total
Three months or less	$1,941	8.85%
Beyond three but within six months	1,095	5.00
Beyond six but within 12 months	6,120	27.92
Over 12 months	12,765	58.23

Total	$21,921	100%

     Borrowings. Deposits and repayment of loan principal are the bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2004, the bank had $23.7 million of FHLB borrowings outstanding. Middlefield also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

     The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase are summarized as follows:

	2004	2003	2002
Balance at year end	$1,871,763	$444,819	$785,778
Average balance outstanding	298,500	726,874	977,343
Maximum month-end balance	2,057,054	2,327,544	1,176,829
Weighted-average rate at year end	3.80%	0.23%	0.33%
Weighted average rate during the year	0.73%	0.56%	0.73%

Personnel.

     As of December 31, 2004 Middlefield and the bank had 73 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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

     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2004, the bank was in compliance with all regulatory capital requirements.

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

     The following table illustrates the capital and prompt corrective action guidelines applicable to the bank, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2004.

		Minimum Necessary
		to be Well	Minimum Necessary to be
	At December 31, 2004	Capitalized	Adequately Capitalized
Total Risk-Based Capital Ratio	14.28%	10.00%	8.00%
Tier 1 Risk-Based Capital Ratio	13.04%	6.00%	4.00%
Leverage Ratio	8.51%	5.00%	4.00%

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

     Federal Home Loan Banks. The Federal Home Loan Banks serve as credit sources for their members. As a member of the FHLB of Cincinnati, The Middlefield Banking Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its and the amount of loans, or “advances,” from the FHLB. The bank is in compliance with this requirement, with an investment in FHLB stock of $1,351,000 at December 31, 2004.

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

     Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for Middlefield. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to Middlefield. As of December 31, 2004 the bank could have declared dividends of approximately $3.4 million to Middlefield without having to obtain advance regulatory approval. We cannot assure you that the bank’s profitability will continue to allow it to pay dividends to Middlefield, and we therefore cannot assure you that Middlefield will be able to continue paying regular, quarterly cash dividends.

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

Item 2 — Properties

     The bank’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street Middlefield, Ohio 44062-1666	Geauga	owned

Branches:
West Branch 15545 West High Street Middlefield, Ohio	Geauga	owned

Garrettsville Branch 8058 State Street Garrettsville, Ohio	Portage	owned

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	leased	three-year lease renewed in November 2004, with option to renew for six additional consecutive three-year terms

Chardon Branch 348 Center Street Chardon, Ohio	Geauga	Owned	opened in September, 2001

Orwell Branch 30 South Maple Avenue Orwell, Ohio	Ashtabula	Owned	opened in April, 2003

     At December 31, 2004 the net book value of the bank’s investment in premises and equipment totaled $6.6 million.

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

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Middlefield Banc Corp.’s security holders during the fourth quarter of 2004.

Part II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

     Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for Middlefield’s Common Equity and Related Stockholder Matters” in Middlefield’s 2004 Annual Report to Shareholders on page 21 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under “ Supervision and Regulation.”

Item 6 — Selected Financial Data

     The above-captioned information appears under “Selected Financial Data” in Middlefield’s 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Middlefield’s 2004 Annual Report to Shareholders and is incorporated herein by reference .

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “ Interest Rate Sensitivity Simulation Analysis in Middlefield’s 2004 Annual Report to Shareholders and is incorporated herein by reference .

Item 8 — Financial Statements and Supplementary Data

     The Consolidated Financial Statements of Middlefield Banc Corp. and its subsidiary, together with the report thereon by S.R. Snodgrass, A.C. appears in the Middlefield’s 2004 Annual Report to Shareholders and are incorporated herein by reference.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9a — Controls and Procedures

     Middlefield’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Middlefield’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Middlefield’s disclosure controls and procedures as of December 31, 2004 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in Middlefield’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Middlefield’s internal control over financial reporting.

     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

     There have been no significant changes in Middlefield’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

Item 9b — Other Information

None

Part III

Item 10 — Directors and Executive Officers of the Registrant

     Incorporated by reference to the definitive proxy statement for the 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 11 — Executive Compensation

     Incorporated by reference to the definitive proxy statement for the 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the definitive proxy statement for the 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 13 — Certain Relationships and Related Transactions

     Incorporated by reference to the definitive proxy statement for the 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 14 — Principal Accountant Fees and Services

     Incorporated by reference to the definitive proxy statement for the 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Page No.
Index to Consolidated Financial Statements:
Consolidated Financial Statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004:

Report of Independent Registered Public Accounting firm	31
Consolidated Balance Sheets	32
Consolidated Statements of Income	33
Consolidated Statements of Changes in Stockholders’ Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36

(a)(2) Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(a)(3) Exhibits

     See the list of exhibits below

(b) Reports on Form 8-K Filed During the Quarter ended December 31, 2004

     None.

(c) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description	Location
3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

4	Specimen Stock Certificate	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

10.1 *	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

10.2 *	Severance Agreement of President and Chief Executive Officer	Incorporated by reference to the identically numbered exhibit to the December 31,2004 Form 10 filed on March 30, 2004

10.3 *	Severance Agreement of Executive Vice President	Incorporated by reference to the identically numbered exhibit to the December 31,2004 Form 10 filed on March 30, 2004

10.4 *	Severance Agreement of Vice President	Incorporated by reference to the identically numbered exhibit to the December 31,2004 Form 10 filed on March 30, 2004

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to the identically numbered exhibit to the registration statement on Form 10 (File No. 033-23094) filed on April 17, 2001

Exhibit
Number	Description	Location
10.6 *	Reserved	Reserved

10.7 *	Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.8 *	Director Retirement Agreement with Frances H. Frank	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.9 *	Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.10 *	Director Retirement Agreement with George F. Hasman	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.11 *	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.12 *	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.13 *	Director Retirement Agreement with Donald E. Villers	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K filed with the SEC on March 28, 2002

10.14 *	DBO Agreement with Donald L. Stacy	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

10.15 *	DBO Agreement with Jay P. Giles	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

10.16 *	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

10.17 *	DBO Agreement with Nancy C. Snow	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

10.18 *	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

10.19 *	DBO Agreement with Jack L. Lester	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

10.20 *	DBO Agreement with James R. Heslop, II	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

10.21 *	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K filed with the SEC on March 30, 2004

13	Annual Report

Exhibit
Number	Description	Location
23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Section 302 Certification	filed herewith

31.2	Section 302 Certification	filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

99.1 *	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the registration statement on Form 10 (File No. 033-23094) filed on June 14, 2001

*	Management contract or compensatory plan or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.

By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer
March 22, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 22, 2005
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 22, 2005
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne	March 22, 2005
Richard T. Coyne, Director

/s/ Frances H. Frank	March 22, 2005
Frances H. Frank, Director

/s/ Thomas C. Halstead	March 22, 2005
Thomas C. Halstead, Director

/s/ George F. Hasman	March 22, 2005
George F. Hasman, Director

/s/ James R. Heslop, II	March 22, 2005
James R. Heslop, II, Executive Vice President, Chief Operating Officer, and Director

/s/ Donald D. Hunter	March 22, 2005
Donald D. Hunter, Chairman of the Board and Director

/s/ Martin S. Paul	March 22, 2005
Martin S. Paul, Director

/s/ Donald E. Villers	March 22, 2005
Donald E. Villers, Director