Form 10-Q
period 2005-03-31
MIDDLEFIELD BANC CORP
filed 2005-05-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Class: Common Stock, without par value
Outstanding at May 10, 2005: 1,360,270

MIDDLEFIELD BANC CORP.
INDEX

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31
	2005	2004
ASSETS
Cash and due from banks	$4,386,048	$5,311,776
Federal funds sold	4,675,000	—

Cash and cash equivalents	9,061,048	5,311,776
Interest-bearing deposits in other institutions	616,393	614,506
Investment securities available for sale	57,425,521	57,240,965
Investment securities held to maturity (estimated market value of $235,845 and $243,810)	221,420	221,412
Loans	218,469,336	215,653,283
Less allowance for loan losses	2,685,771	2,623,431

Net loans	215,783,565	213,029,852
Premises and equipment	6,616,452	6,617,594
Bank-owned life insurance	5,474,382	5,424,304
Accrued interest and other assets	3,364,487	2,753,577

TOTAL ASSETS	$298,563,268	$291,213,986

LIABILITIES
Deposits:
Noninterest-bearing demand	$35,602,618	36,331,809
Interest-bearing demand	8,897,595	8,817,873
Money market	17,095,255	15,666,730
Savings	74,539,029	75,280,343
Time	113,307,040	103,788,696

Total deposits	249,441,537	239,885,451
Short-term borrowings	1,254,212	1,871,763
Other borrowings	21,958,626	23,683,324
Accrued interest and other liabilities	850,920	951,424

TOTAL LIABILITIES	273,505,295	266,391,962

STOCKHOLDERS’ EQUITY
Common stock, no par value; 5,000,000 shares authorized, 1,282,732 and 1,279,128 shares issued	13,011,239	12,815,927
Retained earnings	15,440,071	15,004,552
Accumulated other comprehensive loss	(423,565)	(28,683)
Treasury stock, at cost 89,333 shares	(2,969,772)	(2,969,772)

TOTAL STOCKHOLDERS’ EQUITY	25,057,973	24,822,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,563,268	$291,213,986

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,542,916	$3,297,718
Interest-bearing deposits in other institutions	1,971	339
Federal funds sold	9,464	5,107
Investment securities:
Taxable interest	363,677	357,477
Tax-exempt interest	183,452	125,303
Dividends on FHLB stock	14,432	12,984

Total interest income	4,115,912	3,798,928

INTEREST EXPENSE
Deposits	1,295,266	1,187,799
Short-term borrowings	18,854	658
Other borrowings	233,591	194,614

Total interest expense	1,547,711	1,383,071

NET INTEREST INCOME	2,568,201	2,415,857
Provision for loan losses	60,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,508,201	2,385,857

NONINTEREST INCOME
Service charges on deposit accounts	353,473	281,479
Earnings on bank-owned life insurance	50,078	66,996
Other income	77,553	48,244

Total noninterest income	481,104	396,719

NONINTEREST EXPENSE
Salaries and employee benefits	1,016,409	920,803
Occupancy expense	134,898	144,481
Equipment expense	108,325	93,986
Data processing costs	149,000	129,345
Ohio state franchise tax	90,000	82,500
Other expense	514,583	410,203

Total noninterest expense	2,013,215	1,781,318

Income before income taxes	976,090	1,001,258
Income taxes	262,000	316,000

NET INCOME	$714,090	$685,258

EARNINGS PER SHARE
Basic	$0.56	$0.53
Diluted	0.56	0.53
DIVIDENDS DECLARED PER SHARE	$0.22	$0.20

     See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2004	$12,815,927	$15,004,552	$(28,683)	$(2,969,772)	$24,822,024
Net income		714,090			714,090	$714,090
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $203,424			(394,882)		(394,882)	(394,882)

Comprehensive income						$319,208

Common stock issued	127,496				127,496
Dividend reinvestment plan	67,816				67,816
Cash dividends ($0.22 per share)		(278,571)			(278,571)

Balance, March 31, 2005	$13,011,239	$15,440,071	$(423,565)	$(2,969,772)	$25,057,973

     See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$714,090	$685,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60,000	30,000
Depreciation and amortization	110,947	103,482
Amortization of premium and discount on investment securities	59,369	45,256
Amortization of net deferred loan costs (fees)	(34,036)	22,950
Earnings on bank-owned life insurance	(50,078)	(66,996)
Increase in accrued interest receivable	(331,811)	(140,501)
Increase (decrease) in accrued interest payable	97,307	(13,232)
Other, net	(259,085)	152,790

Net cash provided by operating activities	366,702	819,007

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	(1,887)	(282)
Investment securities available for sale:
Proceeds from repayments and maturities	2,033,975	3,108,391
Purchases	(2,876,214)	(1,980,145)
Investment securities held to maturity:
Proceeds from repayments and maturities	—	550,000
Increase in loans, net	(2,779,677)	(9,087,321)
Purchase of Federal Home Loan Bank stock	(14,400)	(13,000)
Purchase of premises and equipment	(109,805)	(2,401)

Net cash used for investing activities	(3,748,008)	(7,424,758)

FINANCING ACTIVITIES
Net increase in deposits	9,556,086	8,642,700
Decrease in short-term borrowings, net	(617,551)	(9,037)
Repayment of other borrowings	(4,724,698)	(1,373,441)
Proceeds from other borrowings	3,000,000	3,000,000
Common stock issued	127,496	67,336
Proceeds from dividend reinvestment plan	67,816	48,001
Cash dividends	(278,571)	(257,002)

Net cash provided by financing activities	7,130,578	10,118,557

Increase in cash and cash equivalents	3,749,272	3,512,806
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,311,776	4,886,453

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,061,048	$8,399,259

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,450,404	$1,396,303
Income taxes	50,000	280,000

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

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 33-23094). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.

NOTE 2 – STOCK-BASED COMPENSATION

The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income, as reported:	$714,090	$685,258
Less pro forma expense related to stock options	12,750	28,519

Pro forma net income	$701,340	$656,739

Basic net income per common share:
As reported	$0.56	$0.53
Pro forma	0.55	0.51
Diluted net income per common share:
As reported	$0.56	$0.53
Pro forma	0.55	0.51

NOTE 3 — EARNINGS PER SHARE

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

	For the Three
	Months Ended
	March 31,
	2005	2004
Weighted average common shares outstanding	1,355,584	1,279,762
Average treasury stock shares	-89,333	-55,309

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,266,251	1,224,453

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	6,816	6,816

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,273,067	1,231,269

NOTE 4 – COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended March 31, 2004, comprehensive income totaled $978,002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $7.3 million or 2.5% from December 31, 2004 to $298.6 million at March 31, 2005. Cash and cash equivalents, loans receivable, accrued interest and other assets, and bank owned life insurance increased $3.7 million, $2.8 million, $611,000 and $50,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $7.1 million or 2.67% and an increase in stockholders’ equity of $236,000 or .9%. The increase in total liabilities was primarily the result of an increases in deposits of $9.6 million, partially offset by decreases to short-term borrowing, other borrowing and accrued interest and other liabilities of $618,000, $1.7 million, and $101,000, respectively. The increase in stockholders’ equity was the result of increases in additional paid in capital and retained earnings of $195,000 and $436,000, respectively, as well as a increases in comprehensive loss of $395,000.

Cash on hand, due from banks and Federal funds sold. Cash on hand, due from banks and federal funds sold represent cash equivalents. Cash equivalents increased a combined $3.7 million or 70.6% to $9.1 million at March 31, 2005 from $5.3 million at December 31, 2004. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The increase for the quarter ended March 31, 2005 can principally be attributed to increases in deposits.

Securities. The Company’s securities portfolio increased by $185,000 or 0.3% to $57.6 million at March 31, 2005 from $57.4 million at December 31, 2004. During the quarter ended March 31, 2005 the Company recorded purchases of available for sale securities of $2.9 million, consisting of purchases of government agencies and municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $2.0 million during the three months ended March 31, 2005. In addition, the securities portfolio decreased approximately $600,000 due to decreases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $2.8 million or 1.3% to $215.8 million at March 31, 2005 from $213 million at December 31, 2004. Included in this increase were increases in commercial loans of $5.6 million or 9.5% and home equity loans of $1.2 million or 5.8%, as well as decreases in mortgage loans of $4.4 million during the three months ended March 31, 2005. The reduction to the loan repayments between the periods is a reflection of the recent retraction of interest rates from the 50-year lows experienced in 2004.

Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $2.1 million or 0.96% and $1.5 million or 0.68% of total loans at March 31, 2005 and December 31, 2004, respectively. The increase for the quarter was due in part to a loan secured by commercial real estate with minimal loss anticipated

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $249.4 million or 91.5% of the Company’s total funding sources at March 31, 2005. Total deposits increased $9.6 million or 4.0% to $249.4 million at March 31, 2005 from $239.9 million at December 31, 2004. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $113.3 million at March 31, 2005 an increase of $9.5 million or 9.2% for the year. Money Market accounts increased $1.4 million, or 9.1%, while noninterest-bearing demand deposit accounts and saving deposits decreased $729,000, or 2.0%, and $741,000, or .98, respectively, during the three months ended March 31, 2005.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Borrowed funds decreased $2.3 million or 9.2% to $23.2 million at March 31, 2005 from $25.6 million at December 31, 2004. FHLB advances decreased $1.7 million or 7.3% while short-term borrowings decreased $618,000 or 33.0%. The decrease in FHLB advances is a result of the increase in the Company’s deposits.

Stockholders’ equity. Stockholders’ equity increased $236,000 or .9% to $25.1 million at March 31, 2005 from $24.8 million at December 31, 2004. The increase in stockholders’ equity was the result of increases in additional paid in capital and retained earnings of $195,000 and $436,000, respectively, as well as, an increase in accumulated other comprehensive loss of $395,000. The increase of accumulated other comprehensive loss was the result of a decrease in the mark to market of the Company’s securities available for sale portfolio.

RESULTS OF OPERATIONS

General. The Company recorded net income of $714,000 for the three months ended March 31, 2005, as compared to net income of $685,000 for the same period in the prior year. The $29,000 or 4.2% increase in net income for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was primarily attributable to an increase in net interest income and non-interest income of $152,000 and $84,000, respectively, and a decrease in provisions for income taxes of $54,000. These items were partially offset by increases in non-interest expense of $232,000 and a net change in the provision for loan losses of $30,000.

Net interest income. Net interest income, the primary source of revenue growth for the Company, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Net interest income comprises 62.4% of total revenues for the three months ended March 31, 2005. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Net interest income increased $152,000 or 6.3% to $2.6 million for the three months ended March 31, 2005, compared to $2.4 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $317,000 partially offset by an increase in interest expense 165,000. The net interest margin declined during the first quarter of 2005 due to an increase in interest rates from their recent lows. This change in interest rates resulted in a growth in the cost of funds of 5 basis points to 2.67% for the quarter ended March 31, 2005, compared to 2.62% for the same period in the prior year. This increase in the cost of funds negatively impacted net interest income along with the decline in the yield on interest earning assets of 9 basis points to 6.16% for the quarter ended March 31, 2005, compared to 6.25% for the same period in the prior year.

Interest income. Interest income increased $317,000 or 8.3% to $4.1 million for the three months ended March 31, 2005, compared to $3.8 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities, and federal funds sold of $245,000, $64,000 and $4,000 respectively.

Interest earned on loans receivable increased $245,000 or 7.4% to $3.5 million for the quarter ended March 31, 2005, compared to $3.3 million for the same period in the prior year. This increase was primarily attributable to a increase in the average balance of loans receivable of $21.2 million or 10.8% to $216.9 million for the three months ended March 31, 2005, as compared to $195.7 million for the same period in the prior year.

Interest earned on securities increased $64,000 or 13.3% to $547,000 for the three months ended March 31, 2005, compared to $483,000 for the same period in the prior year. This increase in earnings was a direct result of an increase in the average balance by $6.4 million to $57.5 million for the three months ended March 31, 2005 as compared to $51.1 million for the same period in the prior year.

Interest expense. Interest expense increased $165,000 or 11.9% to $1.6 million for the three months ended March 31, 2005, compared to $1.4 million for the same period in the prior year. This increase in interest expense can be primarily attributed to increases in interest incurred on deposits and borrowed funds of $107,000 and $57,000 million, respectively.

Interest incurred on deposits increased $107,000 or 9.1% to $1.3 million for the three months ended March 31, 2005, compared to $1.2 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of deposits of $15.5 million to $207.9 million for the three months ended March 31, 2005 from $192.4 million for the same period in the prior year.

Interest incurred on borrowed funds increased $57,000 or 29.3% to $252,000 for the three months ended March 31, 2005, compared to $195,000 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $6.2 million or 33.4% to $249,000 for the three months ended March 31, 2005, compared to $195,000 for the same period in the prior year.

Provision for loan losses. The provision for loan losses for the quarter ended March 31, 2005 is the result of normal operations for the quarter. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2005 and December 31, 2004 amounted to $2.7 million or 1.23% and $2.6 million or 1.22%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 127.7% and 334.4% at March 31, 2005 and December 31, 2004, respectively.

Non-interest income. Non-interest income increased $84,000 or 21.3% to $481,000 for the three months ended March 31, 2005, compared to $397,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges and other income of $72,000 and $29,000, respectively. Partially offsetting these increases was a decrease to earnings on bank-owned life insurance (BOLI) of $17,000.

Fees and service charges increased $72,000 or 25.6% to $353,000 for the three months ended March 31, 2005, compared to $281,000 for the same period in the prior year. The increase to fees generated from checking accounts is a result of the Company introducing a new overdraft service in the second quarter of 2004. Partially offsetting the increases was a decline in earnings from BOLI due to the lower fixed rates for the period.

Non-interest expense. Non-interest expense increased $232,000 or 13.0% to $2.0 million for the three months ended March 31, 2005, from $1.8 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, equipment expense and data processing of $96,000, $14,000 and $20,000, respectively. The increase to compensation and employee benefits is primarily related to increases in health care costs and retirement plans as well as normal salary increases between the periods. The change in equipment cost was due to the added depreciation on new check and document imaging equipment purchase in the 4th quarter of 2004.

Provision for income taxes. The Company recognized $262,000 in income tax expense, which reflected an effective tax rate of 26.8% for the three months, ended March 31, 2005, as compared to $316,000 with an effective tax rate of 31.6% for the respective 2004 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2005, have remained unchanged from December 31, 2004.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended March 31,
	2005			2004
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	216,918	$3,543	6.53%	195,706	$3,298	6.74%
Investments securities	57,529	547	4.25%	51,144	483	4.26%
Interest-bearing deposits with other banks	3,294	26	3.16%	4,276	18	1.68%

Total interest-earning assets	277,741	4,116	6.02%	251,126	3,799	6.15%

Noninterest-earning assets	16,672			16,935

Total assets	$294,413			$268,061

Interest-bearing liabilities:
Interest — bearing demand deposits	$9,850	16	0.65%	$8,299	13	0.63%
Money market deposits	15,899	72	1.81%	15,135	69	1.82%
Savings deposits	73,873	273	1.48%	68,027	229	1.35%
Certificates of deposit	108,271	938	3.47%	100,917	877	3.48%
Borrowings	24,692	249	4.03%	18,514	195	4.21%

Total interest-bearing liabilities	232,585	1,548	2.66%	210,892	1,383	2.62%

Noninterest-bearing liabilities
Other liabilities	38,374			33,247
Stockholders’ equity	23,454			23,922
Total liabilities and stockholders’ equity	$294,413			$268,061

Net interest income		$2,568			$2,416

Interest rate spread (2)			3.36%			3.53%
Net yield on interest-earning assets (3)			3.70%			3.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.41%			119.08%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2005 and 2004, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	2005 versus 2004
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	1,430	-1,185	245
Investments securities	305	-212	93
Interest-bearing deposits with other banks	-17	25	8

Total interest-earning assets	1,718	-1,372	346
Interest-bearing liabilities:
Interest-bearing demand deposits	10	-6	4
Money market deposits	14	-11	3
Savings deposits	79	-34	45
Certificates of deposit	256	-194	62
Borrowings	260	-206	54

Total interest-bearing liabilities	619	-451	168
Net interest income	$1,100	$(922)	$178

LIQUIDITY

Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three months ended March 31, 2005, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

REGULATORY CAPITAL REQUIREMENTS

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

The minimum requirements are:

	Total	Tier 1	TIER 1
	Capital to	Capital to	Capital to
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%

     The following table illustrates the Company’s risk-weighted capital ratios at March 31, 2005:

March 31,
(in thousands)	2005
Tier 1 capital	$25,481
Total risk-based capital	$27,858
Risk-weighted assets	$196,368
Average total assets	$294,413
Tier 1 capital to average assets	8.65%
Tier 1 risk-based capital ratio	12.98%
Total risk-based capital ratio	14.19%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ASSET AND LIABILITY MANAGEMENT

The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing and maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Executive/Vice President/ Chief Operating Officer, Senior Vice President/Chief Financial Officer and Senior Vice President/Commercial Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements.

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation. Given a 200 basis point parallel and gradual increase or decrease in market interest rates, net interest income may not change by more than 10% for a one-year period.

Portfolio equity simulation. Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity.

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2005 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2005 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2005 for portfolio equity:

	Increase	Decrease
	+200	-100
	BP	BP
Net interest income — increase (decrease)	9.2%	(10.4)%
Portfolio equity — increase (decrease)	(6.21)%	(.99)%

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

     None

Item 3. Defaults by the Company on its senior securities

     None

Item 4. Submission of matters to a vote of security holders

     None

Item 5. Other information

     None

Item 6. Exhibits

(a)	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp. *
3.2	Regulations of Middlefield Banc Corp. *
4	Specimen Stock Certificate *
10.1	1999 Stock Option Plan of Middlefield Banc Corp. *
10.2	Severance Agreement of President and Chief Executive Officer *
10.3	Severance Agreement of Executive Vice President *
10.4	Severance Agreement of Vice President *
10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000
10.7	Director Retirement Agreement with Richard T. Coyne *
10.8	Director Retirement Agreement with Francis H. Frank *
10.9	Director Retirement Agreement with Thomas C. Halstead *
10.10	Director Retirement Agreement with George F. Hasman *
10.11	Director Retirement Agreement with Donald D. Hunter *
10.12	Director Retirement Agreement with Martin S. Paul *
10.13	Director Retirement Agreement with Donald E. Villers *
10.14	DBO Agreement with Donald L. Stacy **
10.15	DBO Agreement with Jay P. Giles **
10.16	DBO Agreement with Alfred S. Thompson, Jr. **
10.17	DBO Agreement with Nancy C. Snow **
10.18	DBO Agreement with Teresa M. Hetrick **
10.19	DBO Agreement with Jack L. Lester **
10.20	DBO Agreement with James R. Heslop, II **
10.21	DBO Agreement with Thomas G. Caldwell **
23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.

31.1	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 – Thomas G. Caldwell
31.2	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 – Donald L. Stacy
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.
99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company***
99.2	Independent Accountants Report

*	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

**	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K (File No. 000-32561) filed with the SEC on March 30, 2004.

***	Incorporated by reference to the identically numbered Exhibit to Amendment No. 1 of the registration statement on Form 10 (File No. 033-23094) filed on June 14, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: May 10, 2005	By:	/s/Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer