Form 10-Q
period 2005-06-30
MIDDLEFIELD BANC CORP
filed 2005-08-12
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10 - Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
Class: Common Stock, without par value
Outstanding at August 10, 2005: 1,363,621

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31
	2005	2004
ASSETS
Cash and due from banks	$6,398,701	$5,311,776
Interest-bearing deposits in other institutions	618,236	614,506
Investment securities available for sale	60,473,109	57,240,965
Investment securities held to maturity (estimated market value of $242,970 and $243,810)	221,432	221,412
Loans	223,486,513	215,653,283
Less allowance for loan losses	2,677,398	2,623,431

Net loans	220,809,115	213,029,852
Premises and equipment	6,562,098	6,617,594
Bank-owned life insurance	5,527,284	5,424,304
Accrued interest and other assets	3,359,142	2,753,577

TOTAL ASSETS	$303,969,117	$291,213,986

LIABILITIES
Deposits:
Noninterest-bearing demand	$38,110,070	$36,331,809
Interest-bearing demand	9,909,872	8,817,873
Money market	14,965,451	15,666,730
Savings	69,839,313	75,280,343
Time	116,372,996	103,788,696

Total deposits	249,197,702	239,885,451
Short-term borrowings	1,902,880	1,871,763
Other borrowings	25,695,964	23,683,324
Accrued interest and other liabilities	934,691	951,424

TOTAL LIABILITIES	277,731,237	266,391,962

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,363,621 and 1,355,488 shares issued	13,132,164	12,815,927
Retained earnings	16,077,355	15,004,552
Accumulated other comprehensive loss	(1,867)	(28,683)
Treasury stock, at cost 89,333 shares	(2,969,772)	(2,969,772)

TOTAL STOCKHOLDERS’ EQUITY	26,237,880	24,822,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,969,117	$291,213,986

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,675,850	$3,385,891	$7,218,766	$6,683,609
Interest-bearing deposits in other institutions	1,969	1,662	3,940	2,001
Federal funds sold	14,192	12,055	23,656	17,162
Investment securities:
Taxable interest	355,833	339,046	719,510	696,523
Tax-exempt interest	211,688	137,608	395,140	262,911
Dividends on FHLB stock	15,151	12,935	29,583	25,919

Total interest income	4,274,683	3,889,197	8,390,595	7,688,125

INTEREST EXPENSE
Deposits	1,369,098	1,208,525	2,664,364	2,396,324
Short-term borrowings	15,375	181	34,229	839
Other borrowings	244,470	203,255	478,061	397,869

Total interest expense	1,628,943	1,411,961	3,176,654	2,795,032

NET INTEREST INCOME	2,645,740	2,477,236	5,213,941	4,893,093
Provision for loan losses	60,000	30,000	120,000	60,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,585,740	2,447,236	5,093,941	4,833,093

NONINTEREST INCOME
Service charges on deposit accounts	388,549	381,121	742,022	662,600
Earnings on bank-owned life insurance	52,901	47,860	102,979	114,856
Other income	85,065	56,908	162,618	105,152

Total noninterest income	526,515	485,889	1,007,619	882,608

NONINTEREST EXPENSE
Salaries and employee benefits	808,287	790,815	1,824,696	1,711,618
Occupancy expense	124,465	118,839	259,363	263,320
Equipment expense	106,789	99,274	215,114	193,260
Data processing costs	148,998	84,616	297,998	213,961
Ohio state franchise tax	90,000	82,500	180,000	165,000
Other expense	567,762	506,563	1,082,345	916,766

Total noninterest expense	1,846,301	1,682,607	3,859,516	3,463,925

Income before income taxes	1,265,954	1,250,518	2,242,044	2,251,776
Income taxes	349,000	342,000	611,000	658,000

NET INCOME	$916,954	$908,518	$1,631,044	$1,593,776

EARNINGS PER SHARE
Basic	$0.72	$0.70	$1.28	$1.24
Diluted	0.71	0.70	1.27	1.23
DIVIDENDS DECLARED PER SHARE	0.22	0.20	0.44	0.40
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2004	$12,815,927	$15,004,552	$(28,683)	$(2,969,772)	$24,822,024
Net income		1,631,044			1,631,044	$1,631,044
Other comprehensive income:
Unrealized gain on available for sale securities net of taxes of $13,814			26,816		26,816	26,816

Comprehensive income						$1,657,860

Common stock issued	175,653				175,653
Dividend reinvestment plan	140,584				140,584
Cash dividends ($0.44 per share)		(558,241)			(558,241)

Balance, June 30, 2005	$13,132,164	$16,077,355	$(1,867)	$(2,969,772)	$26,237,880

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,631,044	$1,593,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120,000	60,000
Depreciation and amortization	222,400	207,109
Amortization of premium and discount on investment securities	129,083	170,637
Amortization of net deferred loan fees	(73,659)	(66,449)
Earnings on bank-owned life insurance	(102,979)	(114,856)
Increase in accrued interest receivable	(92,821)	(42,657)
Increase (decrease) in accrued interest payable	77,359	(21,112)
Other, net	(591,151)	(58,532)

Net cash provided by operating activities	1,319,275	1,727,916

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	(3,730)	(1,918)
Investment securities available for sale:
Proceeds from repayments and maturities	4,511,959	7,721,741
Purchases	(7,832,576)	(13,610,568)
Investment securities held to maturity:
Proceeds from repayments and maturities	—	1,114,000
Increase in loans, net	(7,825,604)	(10,142,182)
Purchase of Federal Home Loan Bank stock	(29,500)	(26,000)
Purchase of premises and equipment	(166,904)	(103,439)

Net cash used for investing activities	(11,346,354)	(15,048,366)

FINANCING ACTIVITIES
Net increase in deposits	9,312,251	16,198,377
Decrease in short-term borrowings, net	31,117	(329,717)
Repayment of other borrowings	(987,360)	(1,587,662)
Proceeds from other borrowings	3,000,000	3,000,000
Common stock issued	175,653	147,232
Proceeds from dividend reinvestment plan	140,584	100,823
Cash dividends	(558,241)	(514,820)

Net cash provided by financing activities	11,114,004	17,014,233

Increase in cash and cash equivalents	1,086,925	3,693,783

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	5,311,776	4,886,453

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$6,398,701	$8,580,236

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,099,295	$2,816,144
Income taxes	600,000	605,000
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
NOTE 2 — STOCK-BASED COMPENSATION
The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported:	$916,954	$908,518	$1,631,044	$1,593,776

Less proforma expense related to stock options	28,519	28,519	57,038	57,038

Proforma net income	$888,435	$879,999	$1,574,006	$1,536,738

Basic net income per common share:
As reported	$0.72	$0.70	$1.28	$1.24

Pro forma	0.70	0.69	1.24	1.19
Diluted net income per common share:
As reported	$0.71	$0.70	$1.27	$1.23

Pro forma	0.69	0.68	1.22	1.19
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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	1,360,929	1,347,515	1,358,686	1,345,788

Average treasury stock shares	(89,333)	(58,074)	(89,333)	(58,074)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,271,596	1,289,441	1,269,353	1,287,714

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	20,642	8,180	19,468	7,668

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,292,238	1,297,620	1,288,821	1,295,382

Supplemental Retirement Plan
Effective December 1, 2001, the Bank adopted a Directors Retirement Plan to provide post-retirement payments over a ten-year period to members of the Board of Directors who have completed five or more years of service. The Plan requires payment of 25 percent of the final average annual board fees paid to a director in the three years preceding the director’s retirement.
The following table illustrates the components of the net periodic pension cost for the Directors retirement plans as of June 30, 2005:

	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Components of net periodic pension cost
Service cost	$3,189	$6,421	$6,378	$12,842
Interest cost	$2,488	$2,095	$4,976	$4,190

Net periodic pension cost	$5,677	$8,516	$11,354	$17,032

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the six months ended June 30, 2004, comprehensive income totaled $1,657,860.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s assets increased by $12.8 million or 4.4% from December 31, 2004 to June 30, 2005 to a balance of $304.0 million. Loans receivable, cash and cash equivalents and accrued interest and other assets, increased $7.8 million, $1.1 million and $606,000 respectively. The increase in total assets reflects a corresponding increase in total liabilities of $11.3 million or 4.3% and an increase in stockholders’ equity of $1.4 million or 5.7%. The increase in total liabilities was primarily the result of growth in deposits of $9.3 million along with an increase in borrowings from the Federal Home Loan Bank of Cincinnati. The increase in stockholders’ equity was the result of increases in additional paid in capital and retained earnings of $316,000 and $1.1 million, respectively, as well as a decrease in comprehensive loss of $27,000.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents increased a combined $1.1 million or 20.5% to $6.4 million at June 30, 2005 from $5.3 million at December 31, 2004. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The increase for the first six months can principally be attributed to increases in deposits.
Securities. The Company’s securities portfolio increased by $3.3 million or 5.7% to $60.7 million at June 30, 2005 from $57.4 million at December 31, 2004. During the first half of the year ended June 30, 2005 the Company recorded purchases of available for sale securities of $7.8 million, consisting of purchases of government agencies and municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $4.5 million during the six months ended June 30, 2005. In addition, the securities portfolio increased approximately $27,000 due to increases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $7.8 million or 3.6% to $223.5 million at June 30, 2005 from $215.7 million at December 31, 2004. Included in this increase were increases in commercial loans of $8.1 million or 13.6% and home equity loans of $3.1 million or 15.0%, as well as decreases in mortgage loans of $3.6 million during the six months ended June 30, 2005. The Corporation’s lending philosophy is to focus on the commercial loan portfolio and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $1.8 million or 0.82% and $1.5 million or 0.68% of total loans at June 30, 2005 and December 31, 2004, respectively. The increase for the first half of the year was due in part to a loan secured by commercial real estate with minimal loss anticipated.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $249.2 million or 90% of the Company’s total funding sources at June 30, 2005. Total deposits increased $9.3 million or 3.9% to $249.2 million at June 30, 2005 from $239.9 million at December 31, 2004. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $116.4 million at June 30, 2005 an increase of $12.6 million or 12.1% for the year. Non interest-bearing and interest bearing demand accounts increased $1.8 million or 4.9% and $1.1 million, or 12.4% respectively, while money market and saving deposits decreased $701,000, or 4.5%, and $5.4 million, or 7.2%, respectively, during the six months ended June 30, 2005.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Borrowed funds increased $2 million or 8% to $27.6 million at June 30, 2005 from $25.6 million at December 31, 2004. FHLB advances increased $2.0 million or 8.5% while short-term borrowings increased $31,000 or 1.70%. The increase in FHLB advances was a result of the funding needs to support the growth of the loan and investment portfolio during the first half of the year.
Stockholders’ equity. Stockholders’ equity increased $1.4 million or 5.7% to $26.2 million at June 30, 2005 from $24.8 million at December 31, 2004. The increase in stockholders’ equity was the result of increases in additional paid in capital and retained earnings of $316,000 and $1.1 million, respectively, as well as, an decrease in accumulated other comprehensive loss of $27,000. The decrease of accumulated other comprehensive loss was the result of a increase in the mark to market of the Company’s securities available for sale portfolio.
RESULTS OF OPERATIONS
General. The Company recorded net income of $917,000 and $1,631,000 for the three and six months ended June 30, 2005, respectively, as compared to net income of $909,000 and $1,594,000, respectively, for the same periods in the prior year. The $8,000, or 1% increase in net income for the quarter ended June 30, 2005, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $138,000 and a increase in non-interest income of $41,000, partially offset by a increase in non-interest expense of $164,000 and an increase in provision for income taxes of $7,000.
Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments can cause sensitivity to the Company’s net interest income, these being extended low long-term interest rates or rapidly rising short-term interest rates. Net interest income increased $169,000 or 6.8% to $2.6 million for the three months ended June 30, 2005, compared to $2.5 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $385,000, partially offset by an increase in interest expense of $217,000. Net interest income increased $321,000, or 6.6%, for the six months ended June 30, 2005 compared to the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $702,000, partially offset by a increase in interest expense of $382,000. Even though the Company showed an increase in net interest income, a slight decline in net interest margin was experienced. This was a result in an increase in the cost of interest-bearing liabilities of 17 basis points to 2.76% for the quarter ended June 30, 2005 compared to 2.59% for the same period in the prior year and an increase of 11 basis points to 2.71% for the six months ended June 30, 2005 compared to 2.60% for the same period in the prior year. This increase in the cost of funds offset the increase in the yield on interest earning assets of 7 basis points to 6.16% for the quarter ended June 30, 2005 compared to 6.09% for the same period in the prior year and for the six months ended June 30, 2005 there was no change in yield on interest earning assets of 6.11%.
Interest income. Interest income increased $385,000, or 9.9%, for the three months ended June 30, 2005, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable and securities available for sale of $290,000 and $91,000, respectively.
Interest earned on loans receivable increased $290,000, or 8.6%, for the three months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $19.5 million, or 9.7%, to $221.2 million for the three months ended June 30, 2005 compared to $201.7 million for the same period in the prior year. The increase in the average balance was partially offset by a decline in the yield on the loans to 6.65% for the three months ended June 30, 2005 from 6.71% for the same period in the prior year.
Interest earned on securities increased $91,000, or 19.0%, for the three months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily the result of an improvement in the average balance of the securities portfolio of $8.2 million, or 15.7%, to $60.4 million at June 30, 2005 from $52.2 million for the same period in the prior year. The improvement can also be attributed to the increase in the tax equivalent yield on securities to 4.48% for the three months ended June 30, 2005 from 4.20% for the same period in the prior year.
Interest income increased $702,000, or 9.1%, for the six months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $20.4 million, or 10.2%, to $219.1 million for the six months ended June 30, 2005 compared to $198.7 million for the same period in the prior year. The increase in the average balance was partially offset by a decline in the yield on the loans to 6.59% for the six months ended June 30, 2005 from 6.73% for the same period in the prior year.
Interest earned on loans receivable increased $535,000, or 8.0%, for the six months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding for the first half of the year which was partially offset by a decline in the yield on loans.
Interest earned on securities increased $155,000, or 16.2%, for the six months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of investment securities of $5.2 million, or 9.7%, to $59 million for the six months ended June 30, 2005 compared to $53.7 million for the same period in the prior year. The improvement can also be attributed the an increase in the tax equivalent yield on securities to 4.47% for the six months ended June 30, 2005 from 4.08% for the same period in the prior year.
Interest expense. Interest expense increased $217,000, or 15.4%, for the three months ended June 30, 2005, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, short-term borrowing and other borrowing $161,000, $15,000 and $41,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $161,000, or 13.3%, for the three months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to a increase in the cost of interest-bearing deposits to 2.76% from 2.59% for the quarters ended June 30, 2005 and 2004, respectively. Additionally the average balance of interest-bearing deposits increased by $18.1 million, or 8.3%, to $236.5 million for the three months ended June 30, 2005, compared to $218.4 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.
Interest incurred on borrowed funds, increased $56,000, or 27.7%, for the three months ended June 30, 2005, compared the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.24% from 4.20% for the quarters ended June 30, 2005 and 2004, respectively. Adding to the increase in the cost of funds was an rise in the average balance of borrowed funds of $5.1 million, or 26.3%, to $24.5 million for the three months ended June 30, 2004, compared to $19.4 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below which depicts that the increase to the costs associated with the interest-bearing liabilities.
Interest expense increased $382,000, or 13.7%, for the six months ended June 30, 2005, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, short-term borrowing and other borrowing of $268,000, $33,000 and $80,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $268,000, or 11.2%, for the six months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 2.54% for the six months ended June 30, 2005 compared to 2.45% for the same period in the prior year. In addition to the increase in the cost of interest-bearing deposits was an increase in the average balance of interest-bearing deposits of $14.3 million, or 7.3%, to $210.0 million for the six months ended June 30, 2005, compared to $195.7 million for the same period in the prior year.
Interest incurred on borrowed funds increased $113,000, or 28.5%, for the six months ended June 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $5.6 million, or 29.8%, to $24.6 million for the six months ended June 30, 2005, compared to $19.0 million for the six months ended June 30, 2004. Partially offsetting the increase in the cost of these funds was a decrease in the cost of these funds to 4.16% for the six months ended June 30, 2005, compared to 4.21% for the same period in the prior year.
Provision for loan losses. The provision for loan losses for the quarter ended June 30, 2005 is the result of normal operations for the quarter and YTD. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2005 and December 31, 2004 amounted to $2.7 million or 1.20% and $2.6 million or 1.22%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 146.0% and 334.4% at June 30, 2005 and December 31, 2004, respectively.
Non-interest income. Non-interest income increased $41,000 or 8.4% to $527,000 for the three months ended June 30, 2005, compared to $486,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges, earnings on bank-owned life insurance (BOLI) and other income of $7,000, $5,000 and $28,000, respectively.
Fees and service charges increased $7,000 or 2.0% to $388,000 for the three months ended June 30, 2005, compared to $381,000 for the same period in the prior year. Other income increased $28,000 or 49.5% to $85,000 for the three months ended June 30, 2005, compared to $57,000 for the same period in the prior year. Revenue from investment services represented the majority of this quarterly growth.
Non-interest income increased $125,000 or 14.2% to $1.0 million for the six months ended June 30, 2005, compared to $883,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges and other income of $79,000 and $57,000, respectively. Partially offsetting these increases was a decrease to earnings on bank-owned life insurance (BOLI) of $12,000.
Fees and service charges increased $79,000 or 12.0% to $742,000 for the six months ended June 30, 2005, compared to $7,000 for the same period in the prior year. The increase to fees generated from checking accounts is a result of the Company introducing a new overdraft service in the second quarter of 2004.
Non-interest expense. Non-interest expense increased $164,000 or 9.7% to $1.8 million for the three months ended June 30, 2005, from $1.7 million for the same period in the prior year. This increase was the result of increases in data processing, other expense and salaries and employee benefits of $64,000, $61,000 and $17,000, respectively. The change in data processing cost was due to the added expense of new accounts and products for the period. The change in other cost was in part due to the expense of an internal switch to new documents needed for our check and document imaging equipment purchase in the 4th quarter of 2004. The increase to compensation and employee benefits is primarily related to increases in health care costs and retirement plans as well as normal salary increases between the periods.
Non-interest expense increased $396,000 or 11.4% to $3.9 million for the six months ended June 30, 2005, from $3.5 million for the same period in the prior year. This increase was the result of increases in other expense, salaries and employee benefits and data processing costs of $165,000, $113,000 and $84,000, respectively. The change in other cost was in part due to the expense of an internal switch to new documents needed for our check and document imaging equipment purchase in the 4th quarter of 2004. The increase to compensation and employee benefits is primarily related to increases in health care costs and retirement plans as well as normal salary increases between the periods. The change in data processing cost was due to the added expense of new accounts and products for the period.
Provision for income taxes. The Company recognized $611,000 in income tax expense, which reflected an effective tax rate of 27.5% for the six months, ended June 30, 2005, as compared to $658,000 with an effective tax rate of 29.2% for the respective 2004 period.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2005, have remained unchanged from December 31, 2004.
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

	For the Three Months Ended June 30,
	2005			2004
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
		(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$221,197	$3,676	6.65%	$201,723	$3,386	6.71%
Investments securities	60,387	567	4.48%	52,201	478	4.20%
Interest-bearing deposits with other banks	3,219	31	3.85%	6,129	25	1.63%

Total interest-earning assets	284,803	4,274	6.16%	260,053	3,889	6.09%

Noninterest-earning assets	16,815			16,941

Total assets	$301,618			$276,994

	For the Three Months Ended June 30,
	2005			2004
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
		(Dollars in thousands)			(Dollars in thousands)
Interest-bearing liabilities:
Interest — bearing demand deposits	$8,715	18	0.83%	$8,738	12	0.55%
Money market deposits	15,958	75	1.88%	15,059	68	1.81%
Savings deposits	71,888	260	1.45%	72,185	249	1.38%
Certificates of deposit	115,420	1,016	3.52%	103,022	879	3.41%
Borrowings	24,534	260	4.24%	19,422	204	4.20%

Total interest-bearing liabilities	236,515	1,629	2.76%	218,426	1,412	2.59%

Noninterest-bearing liabilities
Other liabilities	39,505			34,240
Stockholders’ equity	25,598			24,328

Total liabilities and stockholders’ equity	$301,618			$276,994

Net interest income		$2,645			$2,477

Interest rate spread (1)			3.40%			3.50%
Net yield on interest-earning assets (2)			3.87%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.42%			119.06%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.

	For the Six Months Ended June 30,
	2005			2004
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
		(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$219,070	$7,219	6.59%	$198,714	$6,684	6.73%
Investments securities	58,966	1,115	4.47%	53,736	961	4.08%
Interest-bearing deposits with other banks	3,207	57	3.55%	3,616	43	2.38%

Total interest-earning assets	281,243	8,391	6.11%	256,066	7,688	6.11%

Noninterest-earning assets	15,978			15,358

Total assets	297,221			271,424

Interest-bearing liabilities:
Interest — bearing demand deposits	9,280	34	0.73%	8,519	25	0.59%
Money market deposits	15,929	147	1.85%	15,097	137	1.81%
Savings deposits	72,875	533	1.46%	70,106	478	1.36%
Certificates of deposit	111,866	1,951	3.49%	101,968	1,756	3.44%
Borrowings	24,613	512	4.16%	18,968	399	4.21%

Total interest-bearing liabilities	234,563	3,177	2.71%	214,658	2,795	2.60%

Noninterest-bearing liabilities
Other liabilities	38,126			32,856
Stockholders’ equity	24,532			23,910

Total liabilities and stockholders’ equity	$297,221			$271,424

Net interest income		$5,214			$4,893

Interest rate spread (1)			3.40%			3.51%
Net yield on interest-earning assets (2)			3.85%			3.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.90%			119.29%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.

Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three and six month periods ended June 30, 2005 and 2004, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three Months ended,
	June 30,
	2005 versus 2004
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$715	($425)	$290
Investments securities	136	(47)	89
Interest-bearing deposits with other banks	(8)	14	6

Total interest-earning assets	843	(458)	385

Interest-bearing liabilities:
Interest — bearing demand deposits	5	1	6
Money market deposits	7	0	7
Savings deposits	39	(28)	11
Certificates of deposit	128	9	137
Borrowings	130	(74)	56

Total interest-bearing liabilities	309	(92)	217

Net interest income	$534	($366)	$168

	Six Months ended,
	June 30,
	2005 versus 2004
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans recievable	$1,369	($834)	$535
Investments securities	213	(59)	154
Interest-bearing deposits with other banks	(10)	24	14

Total interest-earning assets	1,573	(870)	703

Interest-bearing liabilities:
Interest — bearing demand deposits	4	5	9
Money market deposits	15	(5)	10
Savings deposits	38	17	55
Certificates of deposit	341	(146)	195
Borrowings	237	(124)	113

Total interest-bearing liabilities	636	(254)	382
Net interest income	$937	($616)	$321

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
For the six months ended June 30, 2005, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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

The minimum requirements are:

	Total	Tier 1	TIER 1
	Capital to	Capital to	Capital to
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%
The following table illustrates the Company’s risk-weighted capital ratios at June 30, 2005:

June 30,
(in thousands)	2005
Tier 1 capital	$25,980
Total risk-based capital	$28,418
Risk-weighted assets	$194,762
Average total assets	$297,221

Tier 1 capital to average assets	8.74%
Tier 1 risk-based capital ratio	13.34%
Total risk-based capital ratio	14.59%
Item 3 Quantitative and Qualitative Disclosures about Market Risk
ASSET AND LIABILITY MANAGEMENT
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2005 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2005 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2005 for portfolio equity:

	Increase	Decrease
	+200	-200
	BP	BP
Net interest income — increase (decrease)	6.4%	(8.3)%
Portfolio equity — increase (decrease)	(5.2)%	(1.5)%
ITEM 4. Controls and Procedures Disclosure
The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults by the Company on its senior securities
     None
Item 4. Submission of matters to a vote of security holders
The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 11, 2005:
(a)	The recommendation of the Board of Directors to increase the number of authorized shares from 5,000,000 to 10,000,000 shares as described in the Proxy Statement for the Annual Meeting, was approved with 809,108 shares in favor, and 122,332 shares against, and 45,219 shares abstaining.
(b)	The following Class I directors were elected to a three year term expiring in 2008:

Name	Shares For	Shares Withheld
Francis H. Frank	967,316	9,343
Thomas C. Halstead	923,677	52,982
James J. McCaskey	967,678	8,981
Donald E. Villers	966,162	10,497
(c) The recommendation of the Board of Directors to ratify the appointment of S. R. Snodgrass, A.C. as the Company’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 957,916 shares in favor, and 1,778 shares against, and 18,177 shares abstaining.

Item 5. Other information
     None
Item 6. Exhibits
(a)	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp. *

3.2	Regulations of Middlefield Banc Corp. *

4	Specimen Stock Certificate *

10.1	1999 Stock Option Plan of Middlefield Banc Corp. *

10.2	Severance Agreement of President and Chief Executive Officer *

10.3	Severance Agreement of Executive Vice President *

10.4	Severance Agreement of Vice President *

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000

10.7	Director Retirement Agreement with Richard T. Coyne *

10.8	Director Retirement Agreement with Francis H. Frank *

10.9	Director Retirement Agreement with Thomas C. Halstead *

10.10	Director Retirement Agreement with George F. Hasman *

10.11	Director Retirement Agreement with Donald D. Hunter *

10.12	Director Retirement Agreement with Martin S. Paul *

10.13	Director Retirement Agreement with Donald E. Villers *

10.14	DBO Agreement with Donald L. Stacy **

10.15	DBO Agreement with Jay P. Giles **

10.16	DBO Agreement with Alfred S. Thompson, Jr. **

10.17	DBO Agreement with Nancy C. Snow **

10.18	DBO Agreement with Teresa M. Hetrick **

10.19	DBO Agreement with Jack L. Lester **

10.20	DBO Agreement with James R. Heslop, II **

10.21	DBO Agreement with Thomas G. Caldwell **

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.

31.1	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 – Thomas G. Caldwell

31.2	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 – Donald L. Stacy

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company ***

99.2	Independent Accountants Report

*	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

**	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K (File No. 000-32561) filed with the SEC on March 30, 2004.

***	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the registration statement on Form 10 (File No. 033-23094) filed on June 14, 2001 .

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: August 11, 2005	By: /s/Thomas G. Caldwell

Thomas G. Caldwell President and Chief Executive Officer

Date: August 11, 2005	By: /s/Donald L. Stacy

Donald L. Stacy Principal Financial and Accounting Officer