Form 10-Q
period 2005-09-30
MIDDLEFIELD BANC CORP
filed 2005-11-10
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10 - Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number 33-23094
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34 — 1585111
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
                              YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Act)
                              YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicle date:
Class: Common Stock, without par value
Outstanding at November 10, 2005: 1,367,503

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$6,108,540	$5,926,282
Investment securities available for sale	59,953,883	57,240,965
Investment securities held to maturity (estimated market value of $238,965 and $243,810)	221,441	221,412
Loans	225,849,676	215,653,283
Less allowance for loan losses	2,736,459	2,623,431

Net loans	223,113,217	213,029,852
Premises and equipment	6,590,323	6,617,594
Bank-owned life insurance	5,579,999	5,424,304
Accrued interest and other assets	3,754,241	2,753,577

TOTAL ASSETS	$305,321,644	$291,213,986

LIABILITIES
Deposits:
Noninterest-bearing demand	$38,673,001	$36,331,809
Interest-bearing demand	8,834,416	8,817,873
Money market	14,338,961	15,666,730
Savings	66,244,617	75,280,343
Time	120,075,692	103,788,696

Total deposits	248,166,687	239,885,451
Short-term borrowings	2,196,742	1,871,763
Other borrowings	27,242,436	23,683,324
Accrued interest and other liabilities	1,029,983	951,424

TOTAL LIABILITIES	278,635,848	266,391,962

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,366,246 and 1,355,488 shares issued	13,235,160	12,815,927
Retained earnings	16,754,124	15,004,552
Accumulated other comprehensive loss	(333,716)	(28,683)
Treasury stock, at cost 89,333 shares	(2,969,772)	(2,969,772)

TOTAL STOCKHOLDERS’ EQUITY	26,685,796	24,822,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$305,321,644	$291,213,986

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,846,492	$3,432,153	$11,065,258	$10,115,762
Interest-bearing deposits in other institutions	6,521	1,538	10,461	3,539
Federal funds sold	7,401	10,884	31,057	28,046
Investment securities:
Taxable interest	321,517	354,392	1,041,027	1,050,915
Tax-exempt interest	226,283	166,645	621,423	429,556
Dividends on FHLB stock	19,178	12,964	48,761	38,883

Total interest income	4,427,392	3,978,576	12,817,987	11,666,701

INTEREST EXPENSE
Deposits	1,377,349	1,246,617	4,041,713	3,642,941
Short-term borrowings	25,911	304	60,140	1,143
Other borrowings	260,162	209,550	738,223	607,419

Total interest expense	1,663,422	1,456,471	4,840,076	4,251,503

NET INTEREST INCOME	2,763,970	2,522,105	7,977,911	7,415,198

Provision for loan losses	75,000	51,000	195,000	111,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,688,970	2,471,105	7,782,911	7,304,198

NONINTEREST INCOME
Service charges on deposit accounts	425,966	371,495	1,167,988	1,034,095
Earnings on bank-owned life insurance	52,705	53,114	155,684	167,970
Other income	80,604	59,635	243,222	164,787

Total noninterest income	559,275	484,244	1,566,894	1,366,852

NONINTEREST EXPENSE
Salaries and employee benefits	933,808	941,353	2,758,504	2,652,971
Occupancy expense	115,631	114,691	374,994	378,011
Equipment expense	112,019	94,948	327,133	288,208
Data processing costs	145,777	125,077	443,775	339,038
Ohio state franchise tax	90,000	82,500	270,000	247,500
Other expense	484,769	444,989	1,567,114	1,361,755

Total noninterest expense	1,882,004	1,803,558	5,741,520	5,267,483

Income before income taxes	1,366,241	1,151,791	3,608,285	3,403,567
Income taxes	390,000	330,000	1,001,000	988,000

NET INCOME	$976,241	$821,791	$2,607,285	$2,415,567

EARNINGS PER SHARE
Basic	$0.77	$0.63	$2.05	$1.87
Diluted	0.75	0.63	2.02	1.86
DIVIDENDS DECLARED PER SHARE	0.24	0.21	0.68	0.61
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2004	$12,815,927	$15,004,552	$(28,683)	$(2,969,772)	$24,822,024

Net income		2,607,285			2,607,285	$2,607,285
Other comprehensive loss:
Unrealized loss on available for sale securities net of taxes of $157,138			(305,033)		(305,033)	(305,033)

Comprehensive income						$2,302,252

Common stock issued	212,848				212,848
Dividend reinvestment plan	206,385				206,385
Cash dividends ($0.675 per share)		(857,713)			(857,713)

Balance, September 30, 2005	$13,235,160	$16,754,124	$(333,716)	$(2,969,772)	$26,685,796

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$2,607,285	$2,415,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	195,000	111,000
Depreciation and amortization	334,769	311,026
Amortization of premium and discount on investment securities	213,550	187,430
Amortization of net deferred loan fees	(100,379)	(105,386)
Earnings on bank-owned life insurance	(155,684)	(167,970)
Increase in accrued interest receivable	(338,076)	(331,811)
Increase (decrease) in accrued interest payable	82,135	97,307
Deferred Taxes, net	(157,108)	(83,108)
Other, net	(305,729)	133,293

Net cash provided by operating activities	2,375,763	2,567,348

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	90,183	(73,428)
Investment securities available for sale:
Proceeds from repayments and maturities	6,925,090	9,416,139
Purchases	(10,313,758)	(15,274,302)
Investment securities held to maturity:
Proceeds from repayments and maturities	—	1,299,000
Increase in loans, net	(10,177,986)	(16,277,471)
Purchase of Federal Home Loan Bank stock	(46,200)	(39,100)
Purchase of premises and equipment	(307,498)	(171,139)

Net cash used for investing activities	(13,830,169)	(21,120,301)

FINANCING ACTIVITIES
Net increase in deposits	8,281,236	18,899,181
Decrease in short-term borrowings, net	324,979	(341,938)
Repayment of other borrowings	(9,440,888)	(4,707,907)
Proceeds from other borrowings	13,000,000	11,000,000
Common stock issued	212,848	191,539
Proceeds from dividend reinvestment plan	206,385	156,266
Cash dividends	(857,713)	(785,767)

Net cash provided by financing activities	11,726,847	24,411,374

Increase in cash and cash equivalents	272,441	5,858,421

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,311,776	4,886,453

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,584,217	$10,744,874

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,922,211	$4,348,810
Income taxes	1,075,000	930,000
See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Corp”) includes its wholly owned subsidiary, The Middlefield Banking Company (the “Bank”). All significant inter-company items have been eliminated.
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
NOTE 2 — STOCK-BASED COMPENSATION
The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported:	$976,241	$821,791	$2,607,285	$2,415,567

Less proforma expense related to stock options	10,891	28,519	35,099	57,038

Proforma net income	$965,350	$793,272	$2,572,186	$2,358,529

Basic net income per common share:

As reported	$0.77	$0.63	$2.05	$1.87
Pro forma	0.76	0.61	2.02	1.82

Diluted net income per common share:

As reported	$0.75	$0.63	$2.02	$1.86
Pro forma	0.75	0.61	1.99	1.81
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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	1,364,098	1,351,724	1,360,510	1,347,781

Average treasury stock shares	(89,333)	(55,309)	(89,333)	(55,309)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,274,765	1,296,415	1,271,177	1,292,472

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	20,642	8,180	19,468	7,668

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,295,407	1,304,594	1,290,645	1,300,140

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
The following table illustrates the components of the net periodic pension cost for the Directors retirement plans as of September 30, 2005:

	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Components of net periodic pension cost
Service cost	$3,189	$6,421	$9,567	$19,263
Interest cost	$2,488	$2,095	$7,464	$6,285

Net periodic pension cost	$5,677	$8,516	$17,031	$25,548

NOTE 4 — COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the Nine months ended September 30, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the Nine months ended September 30, 2004, comprehensive income totaled $2,302,252.
NOTE 5 — COMMITMENTS
In the normal course of business, there are various outstanding commitments and certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments reflect the extent of involvement in particular types of financial instruments, which were composed of the following:

	September 30,	December 31,
	2005	2004

Commitments to extend credit	$40,632,654	$33,925,423
Standby letters of credit	150,000	222,675

Total	$40,782,654	$34,148,098

These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instruments, is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary. Commitments generally have fixed expiration dates within one year of their origination.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Performance letters of credit represent conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period. For secured letters of credit, the collateral is typically Bank deposit instruments or customer business assets.
The Company’s subsidiary bank offers limited overdraft protection as a non-contractual courtesy, which is available to individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at June 30, 2005 totaled $2,958,000. The total balance of courtesy overdrafts used as of September 30, 2005 was $9,941 or less than 1% of the total aggregate overdraft protection available to depositors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s assets increased by $14.1 million or 4.8% from December 31, 2004 to September 30, 2005 to a balance of $305.3 million. Loans receivable, investment securities and accrued interest and other assets, increased $10.2 million, $2.7 million and $1.0 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $12.2 million or 4.6% and an increase in stockholders’ equity of $1.9 million or 7.5%. The increase in total liabilities was primarily the result of growth in deposits of $8.2 million along with an increase in borrowings from the Federal Home Loan Bank of Cincinnati. The increase in common stock was the result of increases in additional paid in capital and retained earnings of $419,000 and $1.8 million, respectively, as well as an offset by the increase in comprehensive loss of $305,000.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents increased a combined

$182,000 or 3.1% to $6.2 million at September 30, 2005 from $5.9 million at December 31, 2004. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The increase for the first Nine months can principally be attributed to increases in deposits.
Securities. The Company’s securities portfolio increased by $2.7 million or 4.7% to $60.2 million at September 30, 2005 from $57.4 million at December 31, 2004. During the first three quarters ended September 30, 2005 the Company recorded purchases of available for sale securities of $10.3 million, consisting of purchases of government agencies and municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $6.9 million during the Nine months ended September 30, 2005. In addition, the securities portfolio decreased approximately $305,000 due to decreases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Loans receivable increased $10.2 million or 4.7% to $225.8 million at September 30, 2005 from $215.7 million at December 31, 2004. Included in this increase were increases in commercial loans of $9.4 million or 15.8% and home equity loans of $2.3 million or 11.1%, as well as decreases in mortgage loans of $2.0 million during the Nine months ended September 30, 2005. The Corporation’s lending philosophy is to focus on the commercial loan portfolio and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $1.6 million or 0.70% and $1.5 million or 0.68% of total loans at September 30, 2005 and December 31, 2004, respectively. The increase for the year was due in part to a loan secured by commercial real estate with minimal loss anticipated.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $248.2 million or 89.4% of the Company’s total funding sources at September 30, 2005. Total deposits increased $8.3 million or 3.5% to $248.2 million at September 30, 2005 from $239.9 million at December 31, 2004. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $120.1 million at September 30, 2005 an increase of $16.3 million or 15.7% for the year. Demand deposit accounts increased $2.4 million or 5.2, while money market and saving deposits decreased $1.3 million, or 8.5%, and $9.0 million, or 12.0%, respectively, during the Nine months ended September 30, 2005.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Borrowed funds increased $3.9 million or 15.2% to $29.4 million at September 30, 2005 from $25.6 million at December 31, 2004. FHLB advances increased $3.6 million or 15% while short-term borrowings increased $325,000 or 17.4%. The increase in FHLB advances was a result of the funding needs to support the growth of the loan and investment portfolio during the first nine months of the year.
Stockholders’ equity. Stockholders’ equity increased $1.9 million or 7.5% to $26.7 million at September 30, 2005 from $24.8 million at December 31, 2004. The increase in stockholders’ equity was the result of increases in additional common stock and retained earnings of $419,000 and $1.8 million, respectively, as well as, a offset by an increase in accumulated other comprehensive loss of $305,000. The change in other comprehensive loss was the result of an increase in the mark to market of the Company’s securities available for sale portfolio.
RESULTS OF OPERATIONS
General. The Company recorded net income of $976,000 and $2,607,000 for the three and Nine months ended September 30, 2005, respectively, as compared to net income of $822,000 and $2,416,000, respectively, for the same periods in the prior year. The $154,000, or 18.8% increase in net income for the quarter ended September 30, 2005, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $218,000 and a increase in non-interest income of $75,000, partially offset by a increase in non-interest expense of $78,000 and an increase in provision for income taxes of $60,000.
Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments can cause sensitivity to the Company’s net interest income, these being extended low long-term interest rates or rapidly rising short-term interest rates. Net interest income increased $242,000 or 9.6% to $2.8 million for the three months ended September 30, 2005, compared to $2.5 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $449,000, partially offset by an increase in interest expense of $207,000. Net interest income increased $563,000, or 7.6%, for the Nine months ended September 30, 2005 compared to the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $1.2 million partially offset by an increase in interest expense of $589,000. Even though the Company showed an increase in net interest income, a slight decline in net interest margin was experienced for the nine months. This was a result in an increase in the cost of interest-bearing liabilities of 14 basis points to 2.74% for the nine months ended September 30, 2005 compared to 2.60% for the same period in the prior year. This increase in the cost of funds was partially offset by an increase in the yield on interest earning assets of 8 basis points to 6.19% for the year ended September 30, 2005 compared to 6.11% for the same period in the prior year. For the quarter the company experienced an improved net interest margin. This was a result in an increase in the yield on interest earning assets of 32 basis points to 6.34% for the three months ended September 30, 2005 compared to 6.02 for the same period in the prior year. This increase in the yield on interest earning assets was partially offset by an increase in the cost of funds of 20 basis points to 2.80% for the quarter ended September 30, 2005 compared to 2.60% for the same period in the prior year.
Interest income. Interest income increased $449,000, or 11.3%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable and securities available for sale of $414,000 and $21,000, respectively.
Interest earned on loans receivable increased $414,000, or 12.1%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $17.4 million, or 8.4%, to $224.3 million for the three months ended September 30, 2005 compared to $206.9 million for the same period in the prior year. The improvement in loan interest income was also attributed to a 23 basis point the rise in the yield on the loans to 6.86% for the three months ended September 30, 2005 from 6.63% for the same period in the prior year.
Interest earned on securities increased $27,000 for the three months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily the result of an improvement in the average balance of the securities portfolio of $3.3 million to $60.1 million at September 30, 2005 from $56.9 million for the same period in the prior year. The improvement can also be credited to the increase in the tax equivalent yield on securities to 4.42% for the three months ended September 30, 2005 from 4.17% for the same period in the prior year.
Interest income increased $1.2 million, or 9.9%, for the Nine months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $19.4 million to $220.8 million for the Nine months ended September 30, 2005 compared to $201.5 million for the same period in the prior year. Interest income was also improved by an increase in the yield on the earning assets to 6.19% for the Nine months ended September 30, 2005 from 6.11% for the same period in the prior year.
Interest earned on securities increased $182,000, or 12.6%, for the Nine months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of investment securities of $5.8 million, or 10.9%, to $59.3 million for the Nine months ended September 30, 2005 compared to $53.5 million for the same period in the prior year. The improvement can also be attributed the an increase in the tax equivalent yield on securities to 4.46% for the Nine months ended September 30, 2005 from 4.34% for the same period in the prior year.
Interest expense. Interest expense increased $207,000, or 14.24%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, short-term borrowing and other borrowing $131,000, $26,000 and $51,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $131,000, or 10.4%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 2.63% from 2.45% for the quarters ended September 30, 2005 and 2004, respectively. Additionally the average balance of interest-bearing deposits increased by $6.1 million, or 3.0%, to $209.5 million for the three months ended September 30, 2005, compared to $203.3 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.

Interest incurred on borrowed funds, increased $76,000, or 36.3%, for the three months ended September 30, 2005, compared the same period in the prior year. This increase was primarily attributable to an increase in the average balance to $27.9 million from $20.5 million for the quarters ended September 30, 2005 and 2004, respectively. Adding to the increase in the cost of funds was the rise in the cost of borrowed funds to 4.12% from 4.09% for the quarters ended September 30, 2005 and 2004, respectively. This increase is reflected in the quarterly rate volume report presented below which depicts that the increase to the costs associated with the interest-bearing liabilities.
Interest expense increased $589,000, or 13.8%, for the Nine months ended September 30, 2005, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, short-term borrowing and other borrowing of $399,000, $59,000 and $131,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $399,000, or 11.0%, for the Nine months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 2.57% for the Nine months ended September 30, 2005 compared to 2.45% for the same period in the prior year. In addition to the increase in the cost of interest-bearing deposits was an increase in the average balance of interest-bearing deposits of $11.5 million, or 5.8%, to $209.8 million for the Nine months ended September 30, 2005, compared to $198.3 million for the same period in the prior year.
Interest incurred on borrowed funds increased $190,000, or 31.2%, for the Nine months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $6.2 million, or 32.0%, to $25.7 million for the Nine months ended September 30, 2005, compared to $19.5 million for the Nine months ended September 30, 2004. Partially offsetting the increase in the cost of these funds was a decrease in the cost of these funds to 4.14% for the Nine months ended September 30, 2005, compared to 4.16% for the same period in the prior year.
Provision for loan losses. The provision for loan losses for the quarter ended September 30, 2005 is the result of normal operations for the quarter and YTD. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2005 and December 31, 2004 amounted to $2.7 million or 1.21% and $2.6 million or 1.22%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 174.3% and 213.9% at September 30, 2005 and December 31, 2004, respectively.
Non-interest income. Non-interest income increased $75,000 or 15.5% to $559,000 for the three months ended September 30, 2005, compared to $485,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges, and other income of $54,000 and $21,000, respectively.
Fees and service charges increased $54,000 or 14.7% to $426,000 for the three months ended September 30, 2005, compared to $371,000 for the same period in the prior year. Other income increased $21,000 or 35.2% to $81,000 for the three months ended September 30, 2005, compared to $60,000 for the same period in the prior year. Revenue from investment services represented the majority of this quarterly growth.
Non-interest income increased $200,000 or 14.6% to $1.6 million for the Nine months ended September 30, 2005, compared to $1.4 million for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges and other income of $134,000 and $78,000, respectively. Partially offsetting these increases was a decrease to earnings on bank-owned life insurance (BOLI) of $12,000.
Fees and service charges increased $134,000 or 12.9% to $1.2 million for the Nine months ended September 30, 2005, compared to $1.0 million for the same period in the prior year. The increase to fees generated from checking accounts is a result of the Company introducing a new overdraft service in the second quarter of 2004.
Non-interest expense. Non-interest expense increased $78,000 or 4.4% to $1.9 million for the three months ended September 30, 2005, from $1.8 million for the same period in the prior year. This increase was the result of increases in other expense, data processing cost and equipment expense of $40,000, $21,000 and $17,000, respectively. The change in data processing cost was due to the added expense of new accounts and products for the period. The change in other cost was in part due to the expense of an internal switch to new documents needed for our check and document imaging equipment purchase in the 4th quarter of 2004.
Non-interest expense increased $474,000 or 9.0% to $5.7 million for the Nine months ended September 30, 2005, from $5.3 million for the same period in the prior year. This increase was the result of increases in other expense, salaries and employee benefits and data processing costs of $205,000, $106,000 and $105,000, respectively. The change in other cost was in part due to the expense of an internal switch to new documents needed for our check and document imaging equipment purchase in the 4th quarter of 2004. The increase to compensation and employee benefits is primarily related to increases in health care costs and retirement plans as well as normal salary increases between the periods. The change in data processing cost was due to the added expense of new accounts and products for the period.
Provision for income taxes. Income tax expense totaled $1.0 million for the first nine months of 2005 and $988,000 for the first nine months of 2004, an increase of $13 thousand or 1.3%. The effective tax rate for the first nine months of 2005 was 27.7% compared to 29% for the same time in 2004. Income tax expense totaled $390 thousand for the quarter ended September 30, 2005 and $330 thousand for the quarter ended September 30, 2004, an increase of 18.2%. This decrease in the effective tax rate for the first nine months is a result of the Corporation’s increased purchases of tax-exempt municipal securities.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2005, have remained unchanged from December 31, 2004.
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

	For the Three Months Ended September 30,
	2005			2004
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$224,274	$3,846	6.86%	$206,931	$3,432	6.63%
Investments securities	60,128	548	4.42%	56,862	$521	4.17%
Interest-bearing deposits with other banks	2,267	33	5.82%	5,326	$25	1.88%

Total interest-earning assets	286,669	4,427	6.34%	269,119	3,978	6.02%

Noninterest-earning assets	16,976			15,728

Total assets	$303,645			$284,847

Interest-bearing liabilities:
Interest — bearing demand deposits	$9,548	20	0.84%	$8,932	14	0.63%
Money market deposits	14,680	70	1.91%	14,433	66	1.83%
Savings deposits	67,815	246	1.45%	76,485	274	1.43%
Certificates of deposit	117,442	1,040	3.54%	103,497	892	3.45%
Borrowings	27,862	287	4.12%	20,519	210	4.09%

Total interest-bearing liabilities	237,347	$1,663	2.80%	223,866	$1,456	2.60%

Noninterest-bearing liabilities
Other liabilities	39,839			36,068
Stockholders’ equity	26,459			24,913
Total liabilities and stockholders’ equity	$303,645			$284,847

Net interest income		$2,764			$2,522

Interest rate spread (2)			3.54%			3.42%

	For the Three Months Ended September 30,
	2005			2004
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Net yield on interest-earning assets (3)			4.02%			3.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.78%			120.21%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.

	For the Nine Months Ended September 30,
	2005			2004
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$220,824	$11,065	6.68%	$201,473	$10,116	6.69%
Investments securities	59,293	1,663	4.46%	53,460	1,519	4.34%
Interest-bearing deposits with other banks	2,955	90	4.06%	5,429	67	1.65%

Total interest-earning assets	283,072	12,818	6.19%	260,362	11,702	6.11%

Noninterest-earning assets	16,871			16,092

Total assets	$299,943			$276,454

Interest-bearing liabilities:
Interest — bearing demand deposits	$9,370	54	0.77%	$8,658	40	0.62%
Money market deposits	15,508	217	1.87%	14,874	203	1.82%
Savings deposits	71,170	779	1.46%	72,248	752	1.39%
Certificates of deposit	113,745	2,991	3.51%	102,482	2,648	3.45%
Borrowings	25,708	799	4.14%	19,489	608	4.16%

Total interest-bearing liabilities	235,501	4,840	2.74%	217,751	4,251	2.60%

Noninterest-bearing liabilities
Other liabilities	39,261			34,285
Stockholders’ equity	25,181			24,418
Total liabilities and stockholders’ equity	$299,943			$276,454

Net interest income		$7,978			$7,451

Interest rate spread (1)			3.45%			3.50%
Net yield on interest-earning assets (2)			3.91%			3.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.20%			119.57%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three and Nine month periods ended September 30, 2005 and 2004, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three Months ended,
	September 30,
	2005 versus 2004
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$288	$126	$414
Investments securities	$34	($7)	$27
Interest-bearing deposits with other banks	($14)	$22	$8

Total interest-earning assets	307	142	449

Interest-bearing liabilities:
Interest — bearing demand deposits	$1	$5	$6
Money market deposits	$1	$3	$4
Savings deposits	($31)	$3	($28)
Certificates of deposit	$120	$28	$148
Borrowings	$75	$2	$77

Total interest-bearing liabilities	166	41	207

Net interest income	$141	$101	$242

	Nine Months ended,
	September 30,
	2005 versus 2004
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$972	($23)	$949
Investments securities	$190	($46)	$144
Interest-bearing deposits with other banks	($31)	$54	$23

Total interest-earning assets	1,131	(15)	1,116

Interest-bearing liabilities:
Interest — bearing demand deposits	$3	$11	$14
Money market deposits	$9	$5	$14
Savings deposits	($11)	$38	$27
Certificates of deposit	$291	$52	$343
Borrowings	$194	($3)	$191

Total interest-bearing liabilities	486	103	589

Net interest income	$645	($118)	$527

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

For the Nine months ended September 30, 2005, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
The minimum requirements are:

	Total	Tier 1	Total
	Capital to	Capital to	Capital to
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%
The following table illustrates the Company’s risk-weighted capital Ratios:

September
(in thousands)	2005
Tier 1 capital	$26,483
Total risk-based capital	$29,058
Risk weighted assets	$205,399
Average total assets	$302,702

Tier 1 capital to average assets	8.75%
Tier 1 risk-based capital ratio	12.89%
Total risk-based capital ratio	14.15%
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
The Company has established the following guidelines for assessing interest rate risk:
Earnings at risk: short-term IRR
By most definitions, accounting or otherwise, when we communicate something as short-term, we usually refer to a time frame of one year or less. When measuring IRR from an earnings perspective, this same concept applies. Short-term interest rate risk is measured by initially establishing a one year earnings forecast. Since IRR is a measure of possible loss caused by interest rate changes, we model two instantaneous, parallel “shocks” to the base set of rates and then we re-compute the expected earnings. Common practice is to use +/-200bp movements. The earnings at risk is the largest negative change between the base forecast and one of the “shock” scenarios. The measure is usually stated as a percentage change from the base income.
Economic Value of Equity (EVE) at risk
As a means for evaluating long-term IRR, an economic perspective is necessary. This approach focuses on the value of the bank in today’s interest rate environment and that value’s sensitivity to changes in interest rates. This concept is known as Economic Value of Equity (or EVE)

at Risk. It requires a complete present value balance sheet to be constructed. This is done by scheduling the cash flows of all assets and liabilities and applying a set of discount rates to develop the present values. The economic value of equity (EVE) is the difference between the present value of assets and liabilities. (Equity = Assets - Liabilities). Similar to earnings at risk, two interest rate shocks are applied to the base set of rates and all present values are re-computed. EVE at risk is the largest negative change in value between the base and one of the shock scenarios. This is usually stated as a percentage change from the base EVE.
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2005 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2005 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2005 for portfolio equity:

	Increase	Decrease
	+200	-200
	BP	BP
Net interest income — increase (decrease)	7.65%	(9.24)%

Portfolio equity — increase (decrease)	(0.38)%	(2.25)%
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
None
Item 3. Defaults by the Company on its senior securities
None
Item 4. Submission of matters to a vote of security holders
None
Item 5. Other information
None
Item 6. Exhibits
(a)	The following exhibits are included in this Report or incorporated herein by reference:
3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp. *

3.2	Regulations of Middlefield Banc Corp. *

4	Specimen Stock Certificate *

10.1	1999 Stock Option Plan of Middlefield Banc Corp. *

10.2	Severance Agreement of President and Chief Executive Officer *

10.3	Severance Agreement of Executive Vice President *

10.4	Severance Agreement of Vice President *

10.7	Director Retirement Agreement with Richard T. Coyne *

10.8	Director Retirement Agreement with Francis H. Frank *

10.9	Director Retirement Agreement with Thomas C. Halstead *

10.10	Director Retirement Agreement with George F. Hasman *

10.11	Director Retirement Agreement with Donald D. Hunter *

10.12	Director Retirement Agreement with Martin S. Paul *

10.13	Director Retirement Agreement with Donald E. Villers *

10.14	DBO Agreement with Donald L. Stacy **

10.15	DBO Agreement with Jay P. Giles **

10.16	DBO Agreement with Alfred S. Thompson, Jr. **

10.17	DBO Agreement with Nancy C. Snow **

10.18	DBO Agreement with Teresa M. Hetrick **

10.19	DBO Agreement with Jack L. Lester **

10.20	DBO Agreement with James R. Heslop, II **

10.21	DBO Agreement with Thomas G. Caldwell **

31	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 — Thomas G. Caldwell

31.1	Certification Pursuant to Section 302 of the Securities Exchange Act of 1934 — Donald L. Stacy

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company ***

99.2	Independent Accountants Report

*	Incorporated by reference to the identically numbered exhibit to the December 31, 2001 Form 10-K (File No. 033-23094) filed with the SEC on March 28, 2002.

**	Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-K (File No. 000-32561) filed with the SEC on March 30, 2004.

***	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the registration statement on Form 10 (File No. 033-23094) filed on September 14, 2001 .

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: November 10, 2005	By: /s/ Thomas G. Caldwell Thomas G. Caldwell President and Chief Executive Officer

Date: November 10, 2005	By: /s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer