Form 10-K
period 2005-12-31
MIDDLEFIELD BANC CORP
filed 2006-03-29
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2005
Commission File Number: 33-23094
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1585111

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

15985 East High Street, Middlefield, Ohio 44062-0035
(440) 632-1666
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
     Securities registered pursuant to section 12(b) of the Act: none
     Securities registered pursuant to section 12(g) of the Act: common stock, without par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .            Yes ☐ No ☑
     The aggregate market value on June 30, 2005 of common stock held by non-affiliates of the registrant was approximately $59.9 million. As of March 09, 2006, there were 1,436,835 shares of common stock issued and outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statements for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference into Part I and Part II of this report.

i

Page
Part IV

Item 15	Exhibits, Financial Statement Schedules	25
EX-3.1 2nd Amended & Restated Articles of Incorporation
EX-10.2 Amended & Restated Severence Agreement - CEO
EX-10.3 Amended & Restated Severence Agreement - Vice President
EX-13 Portion of the Annual Report for Year End 12-31-05
EX-21 Subsidiaries of Middlefield Banc Corp.
EX-23 Consent of S.R. Snodgrass - Independent Auditors
EX-31.1 302 Certification - Principal Executive Officer
EX-31.2 302 Certification - Principal Financial Officer
EX-32 906 Certification - President & Principal Financial Officer

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
     Middlefield became the holding company for The Middlefield Banking Company in 1988. The principal source of Middlefield’s income and funds is earnings of and dividends paid by The Middlefield Banking Company. Middlefield’s business currently is limited to acting as holding company for the bank. Middlefield currently does not plan to engage in any non-banking activities, although it may do so as opportunities arise.
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
     Although Ohio bank law imposes no material restrictions on the kinds of loans The Middlefield Banking Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank’s real-estate secured loans are secured by real property in northeastern Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as The Middlefield Banking Company may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on The Middlefield Banking Company’s lending. The Middlefield Banking Company can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The Middlefield Banking Company’s internal policy is to maintain its credit exposure to any one borrower at less than $3.0 million, which is comfortably within the range of the bank’s legal lending limit. As of December 31, 2005, the bank’s 15%-of-capital limit on loans to a single borrower was approximately $4.5 million.
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
     The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2005, 2004, and 2003, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
	2005		2004		2003		2002		2001
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$65,252	27.88%	$52,148	24.18%	$42,063	21.81%	$32,916	18.82%	$28,313	18.53%
Real estate construction	2,725	1.16	3,144	1.46	3,434	1.78	3,207	1.83	3,200	2.09
Mortgage:
Residential	151,866	64.88	147,425	68.36	134,007	69.48	123,844	70.79	113,049	73.97
Commercial	8,208	3.51	7,027	3.26	7,866	4.08	9,521	5.44	3,388	2.22
Consumer installment	6,004	2.57	5,909	2.74	5,510	2.85	5,455	3.12	4,878	3.19

Total loans	234,055	100%	215,653	100%	192,880	100%	174,943	100%	152,828	100%

Less:
Allowance for loan losses	2,841		2,623		2,521		2,300		2,062

Net loans	$231,214		$213,030		$190,359		$172,643		$150,766

Net loans as a percent of total assets	74.29%		73.15%		72.55%		76.31%		76.20%

     The following table presents maturity information for the loan portfolio at December 31, 2005. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2005
	Commercial	Real Estate	Mortgage		Consumer
(Dollars in thousands)	and Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less *	$16,581	$1,299	$46,564	1,325	$2,181	$67,950
After one year through five	32,363	534	77,950	2,583	3,288	116,718
years After five years	16,308	892	27,352	4,300	535	49,387

Total amount due	$65,252	$2,725	$151,866	$8,208	$6,004	$234,055

*	Loans due on demand and overdrafts are included in the amount due in one year or less. The Middlefield Banking Company has no loans without a stated schedule of repayment or a stated maturity.
     The following table shows the dollar amount of all loans due after December 31, 2006 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2006 that have floating or adjustable rates

(Dollars in thousands)	Fixed Rates	Adjustable Rates	Total
Commercial and industrial	$23,104	$25,567	$48,671
Real estate construction	595	831	1,426
Mortgage:
Residential	26,707	78,595	105,302
Commercial	5,446	1,437	6,883
Consumer installment	3,823	0	3,823

Total	$59,675	$106,430	$166,105

     Residential Mortgage Loans. A significant portion of the bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $152 million or 64.9% of the bank’s total loan portfolio at December 31, 2005.
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

     Before 1996, nearly all residential mortgage loans originated by the bank were written on a balloon-note basis. During 1996, the bank began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the bank began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 77.0% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2005 was adjustable rate. The bank’s mortgage loans are ordinarily retained in the loan portfolio. The bank’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.
     The bank’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The bank’s home equity loans generally have terms of 10 years.
     At December 31, 2005, residential mortgage loans of approximately $606,000 were over 90 days delinquent or nonaccruing on that date, representing .40% of the residential mortgage loan portfolio.
     Commercial and Industrial Loans and Commercial Real Estate Loans. The bank’s commercial loan services include —

•	accounts receivable, inventory and	•	short-term notes
	working capital loans	•	selected guaranteed or subsidized loan programs
•	renewable operating lines of credit		for small businesses
•	loans to finance capital equipment	•	loans to professionals
•	term business loans	•	commercial real estate loans
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
     At December 31, 2005, commercial and commercial real estate loans totaled $73.4 million, or 31.4% of the bank’s total loan portfolio. At December 31, 2005, commercial and commercial real estate loans of approximately $1,061,000 were over 90 days delinquent or non-accruing on that date, and represented 1.46% of the commercial and commercial real estate loan portfolios.
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
     At December 31, 2005, real estate construction loans totaled $2.7 million, or 1.2% of the bank’s total loan portfolio. There were no real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing.
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
     At December 31, 2005, the bank had approximately $6.0 million in its consumer installment loan portfolio, representing 2.56% of total loans. Consumer installment loans of approximately $46,000 were over 90 days delinquent or nonaccruing on that date, representing .77% of the installment loan portfolio.
     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by bank personnel and walk-in customers.
     When a loan request is made, the bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The bank’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies each individual officer’s loan approval authority, including residential mortgage loans up to $300,000 for the President, Executive Vice President and the Senior Retail Lender, and secured commercial loans up to $250,000 for the Executive Vice President and the Senior Commercial Lender.

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
     When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2005, 2004, and 2003 classified assets were as follows:

	Classified Assets at December 31,
	2005		2004		2003		2002		2001
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Classified loans:
Special mention	$6,567	2.81%	$4,094	1.90%	$2,876	1.49%	$4,713	2.69%	$4,254	2.78%
Substandard	2,020	0.86%	3,097	1.44%	1,920	1.00%	1,285	0.74%	2,067	1.35%
Doubtful	—	0.00%	163	0.08%	199	0.10%	280	0.16%	290	0.19%
Loss	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total amount due	$8,587	3.67%	$7,354	3.42%	$4,995	3.41%	$6,278	3.59%	$6,611	4.32%

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

	Investment Portfolio Amortized Cost and Estimated Value at December 31,
	2005				2004				2003
		Gross	Gross			Gross	Gross			Gross
		unrealized	unrealized	Estimated		unrealized	unrealized	Estimated	Amortized	unrealized
(Dollars in thousands)	Amortized cost	gains	losses	market value	Amortized cost	gains	losses	market value	cost	gains
Available for Sale:

U.S. Government agency securities	$7,261	$10	$(112)	$7,159	$5,273	$71	$(18)	$5,326	$6,062	$133
Obligations of states and political subdivisions:

Taxable	748	—	(23)	725	748	—	(11)	737	210	6
Tax-exempt	28,231	98	(331)	27,998	21,239	303	(66)	21,477	14,564	325
Corporate securities	—	—	—	—	—	—	—	—	350	9
Mortgage-backed securities	22,229	16	(640)	21,605	29,625	81	(403)	29,302	28,591	112
Equity securities	444	1	(45)	400	399	—	—	399

Total	$58,913	$125	$(1,151)	$57,887	$57,284	$455	$(498)	$57,241	$49,777	$585

Held to Maturity:

U.S. Government agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions:
Taxable	—	—	—	—	—	—	—	—	945	—
Tax-exempt	221	12	—	233	221	22	—	—	914	18
Corporate securities	—	—	—	—	—	—	—	244	—	38
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—

Total	$221	$12	$—	$233	$221	$22	$—	$244	$1,859	$56

Total Investment Securities	$59,134	$137	$(1,151)	$58,120	$57,505	$477	$(498)	$57,485	$51,636	$641

     The following table sets forth the amortized cost and estimated market value of the bank’s investment portfolio at the dates indicated.

	31-Dec-05
									Total investment securities and mortgage-
	One year or less		More than one to five years		More than five to ten years		More than ten years		backed securities
	Amortized	Average		Average	Amortized	Average	Amortized	Average	Amortized	Average
	cost	yield	Amortized cost	yield	cost	yield	cost	yield	cost	yield	Market value
U.S. Government agency securities	$—	—	$2,773	5	$4,487	5	$—	—	$7,260	5	$7,159

Obligations of states and political subdivisions:
Taxable	—	—	749	3.83	—	—	—	—	749	3.83	725
Tax-exempt	6,619	3.30	7,506	3.82	5,434	4.09	8,893	4.50	28,452	3.97	28,231
Mortgage-backed securities	—	—	196	5.00	1,412	5.09	20,621	4.66	22,229	5.05	21,605
Equity Securities	444	—	—	—	—	—	—	—	444	—	400

Total	$7,063	3.09%	$11,224	4.19%	$11,333	4.40%	$29,514	4.61%	$59,134	4.48%	$58,120

     The contractual maturity of investment securities at December 31, 2005 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.
     As of December 31, 2005, the bank also held 14,143 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The bank’s minimum investment in FHLB stock at December 31, 2005 was approximately $1,414,300.
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
     The following table shows the amount of time deposits of $100,000 or more as of December 31, 2005, including certificates of deposit, by time remaining until maturity.

	Maturity of Time Deposits of
	$100,000 or more at
	December 31,2005
Time Remaing to Maturity	Amount	Percent of Total
Within three months	$3,860	14.09%
Beyond three but within six months	3,443	12.57
Beyond six but within twelve months	6,231	22.74
Beyond one year	13,865	50.60

Total	$27,399	100

     Borrowings. Deposits and repayment of loan principal are the bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2005, the bank had $26.6 million of FHLB borrowings outstanding. Middlefield also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
     The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase are summarized as follows:

	2005	2004	2003
Balance at year end	$6,710,914	$1,871,763	$444,819
Average balance outstanding	1,844,018	298,500	726,874
Maximum month-end balance	6,710,914	2,057,054	2,327,544
Weighted-average rate at year end	4.38%	3.80%	0.23%
Weighted average rate during the year	5.63%	0.73%	0.56%

Personnel.
     As of December 31, 2005 Middlefield and the bank had 75 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.
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
     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2005, the bank was in compliance with all regulatory capital requirements.
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
     The following table illustrates the capital and prompt corrective action guidelines applicable to the bank, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2005.

		Minimum Necessary to be Well	Minimum Necessary to be
	At December 31, 2005	Capitalized	Adequately Capitalized
Total Risk-Based Capital Ratio	14.41%	10.00%	8.00%
Tier 1 Risk-Based Capital Ratio	13.16%	6.00%	4.00%
Leverage Ratio	9.10%	5.00%	4.00%
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
     A bank holding company cannot elect to be a “financial holding company” — with the expanded securities, insurance and other powers that designation entails — unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or greater will be subject to CRA examinations no more frequently than every 2 years.” Following a CRA examination as of September 19, 2005, the bank received a rating of “Outstanding.” Lastly, the Gramm-Leach-Bliley Act requires public disclosure of private CRA agreements entered into between banking organizations and other parties, and annual reporting by banking organizations of actions taken under the private CRA agreements. This last provision of the Gramm-Leach-Bliley Act addresses the increasingly common practice whereby a bank or holding company undertaking acquisition of another bank or holding company enters into an agreement with parties who might otherwise file with bank regulators a CRA protest of the acquisition. The details of these agreements have not been universally disclosed by acquiring institutions in the past.
     Federal Home Loan Banks. The Federal Home Loan Banks serve as credit sources for their members. As a member of the FHLB of Cincinnati, The Middlefield Banking Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its and the amount of loans, or “advances,” from the FHLB. The bank is in compliance with this requirement, with an investment in FHLB stock of $1,414,300 at December 31, 2005.
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
Item 1.A — Risk Factors
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
     Middlefield common stock is very thinly traded, and it is therefore susceptible to wide price swings. Middlefield’s common stock is not traded or authorized for quotation on any exchanges or on Nasdaq. However, bid prices for Middlefield common stock appear from time to time in the pink sheets under the symbol “MBCN.” The “pink sheets” is a quotation servive for over-the-counter securities that is maintained by Pink Sheets LLC, a private company. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or Nasdaq. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of Middlefield common stock, matching interested buyers and sellers.
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
     Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for Middlefield. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to Middlefield. As of December 31, 2005 the bank could have declared dividends of approximately $4.1 million to Middlefield without having to obtain advance regulatory approval. We cannot assure you that the bank’s profitability will continue to allow it to pay dividends to Middlefield, and we therefore cannot assure you that Middlefield will be able to continue paying regular, quarterly cash dividends.
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
30 South Maple Avenue Orwell, Ohio
     At December 31, 2005 the net book value of the bank’s investment in premises and equipment totaled $6.6 million.
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

Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of Middlefield Banc Corp.’s security holders during the fourth quarter of 2005.
Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for Middlefield’s Common Equity and Related Stockholder Matters” in Middlefield’s 2005 Annual Report to Shareholders on page 21 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”
Item 6 — Selected Financial Data
     The above-captioned information appears under “Selected Financial Data” in Middlefield’s 2005 Annual Report to Shareholders and is incorporated herein by reference.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Middlefield’s 2005 Annual Report to Shareholders and is incorporated herein by reference.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “ Interest Rate Sensitivity Simulation Analysis in Middlefield’s 2005 Annual Report to Shareholders and is incorporated herein by reference.
Item 8 — Financial Statements and Supplementary Data
     The Consolidated Financial Statements of Middlefield Banc Corp. and its subsidiary, together with the report thereon by S.R. Snodgrass, A.C. appears in the Middlefield’s 2005 Annual Report to Shareholders and are incorporated herein by reference.
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9a — Controls and Procedures
     Middlefield’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Middlefield’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Middlefield’s disclosure controls and procedures as of December 31, 2005 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in Middlefield’s internal control over financial reporting that occurred during the quarter ended

     December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Middlefield’s internal control over financial reporting.
     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America.
     There have been no significant changes in Middlefield’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.
Item 9b — Other Information
None
Part III
Item 10 — Directors and Executive Officers of the Registrant
     Incorporated by reference to the definitive proxy statement for the 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Item 11 — Executive Compensation
     Incorporated by reference to the definitive proxy statement for the 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference to the definitive proxy statement for the 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Item 13 — Certain Relationships and Related Transactions
     Incorporated by reference to the definitive proxy statement for the 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Item 14 — Principal Accountant Fees and Services
     Incorporated by reference to the definitive proxy statement for the 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Part IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

(a)(2) Financial Statement Schedules
     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(a)(3) Exhibits
     See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number		Description	Location

3.1		Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp.	File herewith

3.2		Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 filed on April 17, 2001

4		Specimen Stock Certificate	Incorporated by reference to Exhibit 4 to the registration statement on Form 10 filed on April 17, 2001

10.1	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 filed on April 17, 2001

10.2	*	2003 Amended and Restated Severance Agreement of President and Chief Executive Officer	File herewith

10.3	*	2003 Amended and Restated severance Agreement of Severance Agreement of Executive Vice President	File herewith

10.4	*	Severance Agreement of designated executive officers	Incorporated by reference to Exhibit 10.3 of the registration statement on Form 10 filed on April 17, 2001 (executive officers Teresa M. Hetrick, Jack L. Lester, Nancy C. Snow, and Donald L. Stacy have entered into this form of severance agreement)

Exhibit
Number		Description	Location

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 to the registration statement on Form 10 filed April 17, 2001

10.6	*	Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 to the December 31, 2001Form 10-K filed on March 28, 2002

10.7	*	Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 to the December 31, 2001Form 10-K filed on March 28, 2002

10.8	*	Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 to the December 31, 2001Form 10-K filed on March 28, 2002

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 to the December 31, 2001Form 10-K filed on March 28, 2002

10.10	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 to the December 31, 2001 Form 10-K filed on March 28, 2002

10.11	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 to the December 31, 2001 Form 10-K filed on March 28, 2002

10.12	*	Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 to the December 31, 2001Form 10-K filed on March 28, 2002

10.13	*	DBO Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.13 to the December 31, 2001Form 10-K filed on March 28, 2002

10.14	*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.14 to the December 31, 2001Form 10-K filed on March 28, 2002

10.15	*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.15 to the December 31, 2001Form 10-K filed on March 28, 2002

10.16	*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.16 to the December 31, 2001Form 10-K filed on March 28, 2002

10.17	*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.17 to the December 31, 2001Form 10-K filed on March 28, 2002

10.18	*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.18 to the December 31, 2001Form 10-K filed on March 28, 2002

10.19	*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.19 to the December 31, 2001Form 10-K filed on March 28, 2002

10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.20 to the December 31, 2001Form 10-K filed on March 28, 2002

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 to the registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 to the Form 8-K Current Report filed December 16,2005

Exhibit
Number	Description	Location

13	Portions of the Annual Report for the year ended December 31, 2005 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Section 302 Certification	filed herewith

31.2	Section 302 Certification	filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management contract or compensatory plan or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer
March 21, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 21, 2006

Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 21, 2006

Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne	March 21, 2006

Richard T. Coyne, Director

/s/ Frances H. Frank	March 21, 2006

Frances H. Frank, Director

/s/ Thomas C. Halstead	March 21, 2006

Thomas C. Halstead, Director

/s/ George F. Hasman	March 21, 2006

George F. Hasman, Director

/s/ James R. Heslop, II	March 21, 2006

James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Donald D. Hunter	March 21, 2006

Donald D. Hunter, Chairman of the Board and Director

/s/ James McCaskey	March 21, 2006

James McCaskey, Director

/s/ Martin S. Paul	March 21, 2006

Martin S. Paul, Director

/s/ Carolyn Turk	March 21, 2006

Carolyn Turk, Director

/s/ Donald E. Villers	March 21, 2006

Donald E. Villers, Director