Form 10-Q
period 2006-03-31
MIDDLEFIELD BANC CORP
filed 2006-05-15
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

YES ☑ NO ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicle date:
Class: Common Stock, without par value
Outstanding at May 10, 2006: 1,441,586

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31
	2006	2005
ASSETS
Cash and due from banks	$5,729,052	$5,294,641
Interest-bearing deposits in other institutions	529,619	526,523

Cash and cash equivalents	6,258,671	5,821,164

Investment securities available for sale	55,888,308	57,887,130
Investment securities held to maturity (estimated market value of $225,429 and $232,967)	215,819	221,453
Loans	235,782,594	234,054,797
Less allowance for loan losses	2,887,945	2,841,098

Net loans	232,894,649	231,213,699

Premises and equipment	6,588,122	6,624,776
Bank-owned life insurance	6,686,204	5,632,982
Accrued interest and other assets	4,045,067	3,812,987

TOTAL ASSETS	$312,576,840	$311,214,191

LIABILITIES
Deposits:
Noninterest-bearing demand	$39,562,323	39,782,375
Interest-bearing demand	11,344,064	9,362,399
Money market	13,069,480	13,078,829
Savings	63,086,115	66,495,057
Time	127,205,866	120,730,980

Total deposits	254,267,848	249,449,640
Short-term borrowings	4,118,708	6,710,914
Other borrowings	25,233,510	26,578,211
Accrued interest and other liabilities	1,065,190	1,186,061

TOTAL LIABILITIES	284,685,256	283,924,826

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,441,355 and 1,434,987 shares issued	16,203,384	15,976,335
Retained earnings	15,460,839	14,959,891
Accumulated other comprehensive loss	(747,065)	(677,088)
Treasury stock, at cost; 90,694 shares in 2006 and 89,333 shares in 2005	(3,025,574)	(2,969,773)

TOTAL STOCKHOLDERS’ EQUITY	27,891,584	27,289,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,576,840	$311,214,191

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$3,985,618	$3,542,916
Interest-bearing deposits in other institutions	3,121	1,971
Federal funds sold	3,579	9,464
Investment securities:
Taxable interest	305,970	363,677
Tax-exempt interest	245,151	183,452
Dividends on FHLB stock	17,197	14,432

Total interest income	4,560,636	4,115,912

INTEREST EXPENSE
Deposits	1,540,862	1,295,266
Short-term borrowings	60,823	18,854
Other borrowings	272,974	233,591

Total interest expense	1,874,659	1,547,711

NET INTEREST INCOME	2,685,977	2,568,201

Provision for loan losses	75,000	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,610,977	2,508,201

NONINTEREST INCOME
Service charges on deposit accounts	412,842	353,473
Investment securities losses, net	(5,868)	—
Earnings on bank-owned life insurance	53,222	50,078
Other income	90,130	77,553

Total noninterest income	550,326	481,104

NONINTEREST EXPENSE
Salaries and employee benefits	994,944	1,016,409
Occupancy expense	154,303	134,898
Equipment expense	92,213	108,325
Data processing costs	178,507	149,000
Ohio state franchise tax	90,000	90,000
Other expense	525,764	514,583

Total noninterest expense	2,035,731	2,013,215

Income before income taxes	1,125,572	976,090
Income taxes	308,000	262,000

NET INCOME	$817,572	$714,090

EARNINGS PER SHARE
Basic	$0.61	$0.54
Diluted	0.60	0.53

DIVIDENDS DECLARED PER SHARE	$0.235	$0.210
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2005	$15,976,335	$14,959,891	$(677,088)	$(2,969,773)	$27,289,365

Net income		817,572			817,572	$817,572
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $36,048			(69,977)		(69,977)	(69,977)

Comprehensive income						$747,595

Common stock issued	158,880				158,880
Purchase of treasury stock				(55,801)	(55,801)
Dividend reinvestment plan	68,169				68,169
Cash dividends ($0.235 per share)		(316,624)			(316,624)

Balance, March 31, 2006	$16,203,384	$15,460,839	$(747,065)	$(3,025,574)	$27,891,584

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$817,572	$714,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	60,000
Investment securities losses, net	5,868	—
Depreciation and amortization	107,991	110,947
Amortization of premium and discount on investment securities	60,799	59,369
Amortization of deferred loan costs (fees)	(12,178)	(34,036)
Earnings on bank-owned life insurance	(53,222)	(50,078)
Increase in accrued interest receivable	(217,479)	(331,811)
Increase in accrued interest payable	14,731	97,307
Other, net	(93,754)	(259,086)

Net cash provided by operating activities	705,328	366,702

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	—	(1,887)
Investment securities available for sale:
Proceeds from repayments and maturities	1,262,100	2,033,975
Proceeds from sale of securities	664,838	—
Purchases	(100,818)	(2,876,214)
Investment securities held to maturity:
Proceeds from repayments and maturities	5,643	—
Increase in loans, net	(1,743,772)	(2,779,677)
Purchase of Federal Home Loan Bank stock	(20,400)	(14,400)
Purchase of bank-owned life insurance	(1,000,000)	—
Purchase of premises and equipment	(71,337)	(109,805)

Net cash used for investing activities	(1,003,746)	(3,748,008)

FINANCING ACTIVITIES
Net increase in deposits	4,818,208	9,556,086
Decrease in short-term borrowings, net	(2,592,206)	(617,551)
Repayment of other borrowings	(1,344,701)	(4,724,698)
Proceeds from other borrowings	—	3,000,000
Purchase of Treasury Stock	(55,801)	—
Common stock issued	158,880	127,496
Proceeds from dividend reinvestment plan	68,169	67,816
Cash dividends	(316,624)	(278,571)

Net cash provided by financing activities	735,925	7,130,578

Increase in cash and cash equivalents	437,507	3,749,272

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,821,164	5,311,776

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,258,671	$9,061,048

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,859,928	$1,450,404
Income taxes	50,000	50,000
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
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 33-23094). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.
NOTE 2 – STOCK-BASED COMPENSATION
The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

Three Months Ended March 31,
2005
Net income, as reported:	$714,090

Less proforma expense related to stock options	12,750

Proforma net income	$701,340

Basic net income per common share:
As reported	$0.54
Pro forma	0.53
Diluted net income per common share:
As reported	$0.53
Pro forma	0.52
For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans.
As of March 31, 2006, there was no unrecognized compensation cost related to unvested share-based compensation awards granted.

Stock option activity during the three months ended March 31, 2006 is as follows:

		Weighted-
		average
		Exercise
	2006	Price
Outstanding, January 1	72,247	$28.13
Granted	—	—
Exercised	(2,058)	25.52
Forfeited	—	—

Outstanding, March 31	70,189	$28.28

NOTE 3 — EARNINGS PER SHARE
Middlefield provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilize net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share include any dilutive effects of options, warrants, and convertible securities.
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

	For the Three
	Months Ended
	March 31,
	2006	2005
Weighted average common shares outstanding	1,436,812	1,419,133

Average treasury stock shares	(89,348)	(89,333)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,347,464	1,329,800

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	21,467	7,157

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,368,931	1,336,957

NOTE 4 – COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2006, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended March 31, 2005, comprehensive income totaled $747,595.
The following shows the components and activity of comprehensive income during the periods ended March 31, 2006 and 2005 (net of the income tax effect):

	For the Three Months
	Ended March 31,
	2006	2005
Unrealized holding losses arising during the period on securities held	$(66,104)	$(394,882)

Reclassification adjustment for gains included in net income	(3,873)	—

Net change in unrealized losses during the period	(69,977)	(394,882)

Unrealized holding (losses) gains, beginning of period	(677,088)	(28,683)

Unrealized holding losses, end of period	$(747,065)	$(423,565)

Net income	$817,572	$714,090
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	(69,977)	(394,882)

Comprehensive income	$747,595	$319,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Corporation’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Corporation conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Corporation conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased by $1.4 million or .44% from December 31, 2005 to $312.6 million at March 31, 2006. Cash and cash equivalents, loans receivable, bank owned life insurance and accrued interest and other assets increased $438,000, $1.7 million, $1.1 million and $232,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $760,000 or .27% and an increase in stockholders’ equity of $602,000 or 2.2%. The increase in total liabilities was primarily the result of increases in deposits of $4.8 million, partially offset by decreases to short-term borrowing, other borrowing and accrued interest and other liabilities of $2.6 million, $1.4 million, and $121,000, respectively. The increase in stockholders’ equity was the result of increases in retained earnings and common stock of $501,000 and $227,000, respectively. These increase were partially offset by decreases in comprehensive loss and treasury stock of $70,000, and $56,000, respectively.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents increased a combined $438,000 or 7.5% to $6.3 million at March 31, 2006 from $5.8 million at December 31, 2005. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchase of bank-owned life insurance, security purchases and repayments of borrowed funds. The increase for the quarter ended March 31, 2006 can principally be attributed to increases in deposits.
Securities.Securities available for sale decreased by $2.0 million or 3.5% to $55.9 million at March 31, 2006 from $57.9 million at December 31, 2005. During the quarter ended March 31, 2006 the Company recorded purchases of available for sale securities of $101,000, consisting of purchases municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $1.3 million along with security sales of $700,000 during the three months ended March 31, 2006. In addition, the securities portfolio decreased approximately $106,000 due to decreases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Loans receivable increased $1.7 million or .7% to $235.8 million at March 31, 2006 from $234.1 million at December 31, 2005. Included in this increase were increases in commercial loans of $1.1 million or 1.6% and mortgage loans of $1.0 million or .8%, as well as decreases in home equity loans of $336,000 and consumer loans of $266,000 during the three months ended March 31, 2006.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $2.1 million or 0.87% and $1.7 million or 0.73% of total loans at March 31, 2006 and December 31, 2005, respectively. The level of non-performing loans remains relatively high in comparison to the bank’s historical levels, however, one large commercial credit constitutes the bulk of the dollar total. Senior credit personnel remain committed to resolving the issue within an expedient timeframe. Our expectations are for nominal losses, should there be any.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $254.3 million or 89.7% of the Company’s total funding sources at March 31, 2006. Total deposits increased $4.8 million or 1.9% to $254.3 million at March 31, 2006 from $249.4 million at December 31, 2005. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $127.2 million at March 31, 2006 an increase of $6.5 million or 5.4% for the year. Interest-bearing demand accounts increased $2.0 million, or 21.2%, while noninterest-bearing demand deposit and money market accounts decreased $220,000, or .6%, and $10,000, or .1, respectively, during the three months ended March 31, 2006.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Borrowed funds decreased $3.9 million or 11.8% to $29.4 million at March 31, 2006 from $33.3 million at December 31, 2005. FHLB advances decreased $1.3 million or 5.1% while short-term borrowings decreased $2.6 million or 38.6%. The decrease in FHLB advances is a result of the increase in the Company’s deposits.
Stockholders’ equity. Stockholders’ equity increased $602,000 or 2.2% to $27.9 million at March 31, 2006 from $27.3 million at December 31, 2005. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $227,000 and $501,000, respectively offset by an increase in accumulated other comprehensive loss of $70,000. The increase in common stock was due in part to activity of the dividend reinvestment program of $175,000 along with purchases of stock options totaling $52,000 for the quarter. The increase in stock due to the dividend reinvestment program was made up of optional cash payments totaling $107,000 along with $68,000 of reinvested dividends. The increase of accumulated other comprehensive loss was the result of a decrease in the mark to market of the Company’s securities available for sale portfolio. The increase in treasury stock was the result of the purchase of 1,361 shares of common stock at a price of $41.00 a share.
RESULTS OF OPERATIONS
General. The Company recorded net income of $818,000 for the three months ended March 31, 2006, as compared to net income of $714,000 for the same period in the prior year. The $103,000 or 14.5% increase in net income for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was primarily attributable to an increase in net interest income and non-interest income of $118,000 and $69,000, respectively. These items were partially offset by increases in non-interest expense of $23,000 a net change in the provision for loan losses of $15,000 and an increase in provisions for income taxes of $46,000.
Net interest income. Net interest income, the primary source of revenue growth for the Company, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Net interest income increased $118,000 or 4.6% to $2.7 million for the three months ended March 31, 2006, compared to $2.6 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $445,000 partially offset by an increase in interest expense $327,000. The net interest margin remained the same during the first quarter of 2006 even with the increase in interest rates. This change in interest rates resulted in a growth in the cost of funds of 37 basis points to 3.07% for the quarter ended March 31, 2006, compared to 2.70% for the same period in the prior year. This increase in the cost of funds negatively impacted net interest income but was offset by an increase in the yield on interest earning assets of 34 basis points to 6.49% for the quarter ended March 31, 2005, compared to 6.15% for the same period in the prior year.
Interest income. Interest income increased $445,000 or 10.8% to $4.6 million for the three months ended March 31, 2006, compared to $4.1 million for the same period in the prior year. This increase can be attributed to interest and fees on loans which was $443,000 higher than the same period in 2005.
Interest and fees on loans increased $443,000 or 12.5 to $4.0 million for the quarter ended March 31, 2006, compared to $3.5 million for the same period in the prior year. This increase was attributable to a increase in the average balance of loans receivable of $16.8 million or 7.7% to $233.7 million for the three months ended March 31, 2006, as compared to $216.9 million for the same period in the prior year.
Interest earned on securities increased slightly by $4,000 or .7% to $551,000 for the three months ended March 31, 2006, compared to $547,000 for the same period in the prior year. This increase in earnings was the result of an increase in market rate as the average balance remained unchanged.
Interest expense. Interest expense increased $327,000 or 21.1% to $1.9 million for the three months ended March 31, 2006, compared to $1.6 million for the same period in the prior year. This increase in interest expense can be primarily attributed to increases in interest incurred on deposits and borrowed funds of $246,000 and $81,000 million, respectively.
Interest incurred on deposits increased $246,000 or 19.0% to $1.5 million for the three months ended March 31, 2006, compared to $1.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of deposits of $4.3 million to $212.2 million for the three months ended March 31, 2006 from $207.9 million for the same period in the prior year.
Interest incurred on borrowed funds increased $81,000 or 32.2% to $334,000 for the three months ended March 31, 2006, compared to $252,000 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $10.9 million or 44.0% to $35.6 million for the three months ended March 31, 2006, compared to $24.7 million for the same period in the prior year.
Provision for loan losses. The provision for loan losses for the quarter ended March 31, 2006 is the result of normal operations for the quarter. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2006 and December 31, 2005 amounted to $2.9 million or 1.23% and $2.8 million or 1.21%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 121.4% and 165.9% at March 31, 2006 and December 31, 2005, respectively.
Non-interest income. Non-interest income increased $69,000 or 14.4% to $550,000 for the three months ended March 31, 2006, compared to $481,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges and other income of $59,000 and $13,000, respectively. Partially offsetting these increases was a increase in losses on investment securities of $6,000.

Fees and service charges increased $59,000 or 16.8% to $413,000 for the three months ended March 31, 2006, compared to $353,000 for the same period in the prior year. The increase to fees generated from checking accounts is a result of the continued growth in fees from overdraft services.
Non-interest expense. Non-interest expense increased $23,000 or 1.1% to $2.0 million for the three months ended March 31, 2006, from $2.0 million for the same period in the prior year. This increase was the result of increases in occupancy, data processing and other expenses of $19,000, $30,000 and $11,000, respectively. The leading factor in the increased expenses was data processing costs associated with an expanded base of products per customer, as well as the introduction during 2005 of the company’s image based item processing system. Also contributing were the cost of certain maintenance contracts, seasonal utility costs, and depreciation.
Provision for income taxes. The Company recognized $308,000 in income tax expense, which reflected an effective tax rate of 27.4% for the three months, ended March 31, 2006, as compared to $262,000 with an effective tax rate of 26.8% for the respective 2005 period.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2006, have remained unchanged from December 31, 2005.
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

	For the Three Months Ended March 31,
	2006			2005
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	233,710	$3,986	6.92%	216,918	$3,543	6.62%
Investments securities	57,509	551	4.78%	57,529	547	4.52%
Interest-bearing deposits with other banks	1,805	24	5.39%	3,294	26	3.20%

Total interest-earning assets	293,024	4,561	6.49%	277,741	4,116	6.15%

Noninterest-earning assets	17,132			16,672

Total assets	$310,156			$294,413

Interest-bearing liabilities:
Interest — bearing demand deposits	$10,287	29	1.14%	$9,850	16	0.66%
Money market deposits	13,286	78	2.38%	15,899	72	1.84%
Savings deposits	62,048	245	1.60%	73,873	273	1.50%
Certificates of deposit	126,607	1,189	3.81%	108,271	938	3.51%
Borrowings	35,567	334	3.81%	24,692	249	4.09%

Total interest-bearing liabilities	247,795	1,875	3.07%	232,585	1,548	2.70%

Noninterest-bearing liabilities
Other liabilities	34,640			38,374
Stockholders’ equity	27,721			23,454
Total liabilities and stockholders’ equity	$310,156			$294,413

Net interest income		$2,686			$2,568

Interest rate spread (2)			3.42%			3.45%
Net yield on interest-earning assets (3)			3.89%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.25%			119.41%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.
Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2006 and 2005, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	2006 versus 2005
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	1,112	-669	443
Investments securities	-1	5	4
Interest-bearing deposits with other banks	-48	46	-2

Total interest-earning assets	1,063	-618	445

Interest-bearing liabilities:
Interest — bearing demand deposits	3	10	13
Money market deposits	-48	54	6
Savings deposits	-177	149	-28
Certificates of deposit	644	-393	251
Borrowings	445	-360	85

Total interest-bearing liabilities	867	-540	327

Net interest income	$196	($78)	$118

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
For the three months ended March 31, 2006, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
The minimum requirements are:

	Total	Tier 1	TIER 1
	Capital to	Capital to	Capital to
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%
The following table illustrates the Company’s risk-weighted capital ratios at March 31, 2006:

March 31,
(in thousands)	2006
Risk-Weighted Capital Ratios

Tier 1 Capital	$28,610
Total risk-based capital	$31,294
Risk-weighted assets	$215,008
Average total assets	$309,261

March 31,
2006
Tier 1 capital to average assets	9.22%
Tier 1 risk-based capital ratio	13.31%
Total risk-based capital ratio	14.55%
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2006 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2006 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2006 for portfolio equity:

	Increase	Decrease
	+200	-200
	BP	BP
Net interest income — increase (decrease)	5.7%	(6.7)%

Portfolio equity — increase (decrease)	(3.1)%	.85%

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2005. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes in risk factors since December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer.
The following table summarizes the treasury stock purchased by the issuer during the first quarter of 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Shares Purchased	Per Share	Announced Program	the Program
March 30, 2006	1,361	$41.00	—	—

TOTAL	1,361	$41.00	—	—
Item 3. Defaults upon senior securities
     None

Item 4. Submission of matters to a vote of security holders
     None
Item 5. Other information
     None
Item 6. Exhibits
(a)	The following exhibits are included in this Report or incorporated herein by reference:

Exhibit
Number	Description	Location
3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp.	File herewith

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 filed on April 17, 2001

4	Specimen Stock Certificate	Incorporated by reference to Exhibit 4 to the registration statement on Form 10 filed on April 17, 2001

10.1	*1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 filed on April 17, 2001

10.2	* 2003 Amended and Restated Severance Agreement of President and Chief Executive Officer	File herewith

10.3	* 2003 Amended and Restated severance Agreement of Severance Agreement of Executive Vice President	File herewith

10.4	*Severance Agreement of designated executive officers	Incorporated by reference to Exhibit 10.3 of the registration statement on Form 10 filed on April 17, 2001 (executive officers Teresa M. Hetrick, Jack L. Lester, Nancy C. Snow, and Donald L. Stacy have entered into this form of severance agreement)

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 to the registration statement on Form 10 filed April 17, 2001

10.6	*Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 to the December 31, 2001Form 10-K filed on March 28, 2002

10.7	*Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 to the December 31, 2001Form 10-K filed on March 28, 2002

10.8	*Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 to the December 31, 2001Form 10-K filed on March 28, 2002

10.9	*Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 to the December 31, 2001Form 10-K filed on March 28, 2002

Exhibit
Number	Description	Location
10.10	*Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 to the December 31, 2001 Form 10-K filed on March 28, 2002

10.11	*Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 to the December 31, 2001 Form 10-K filed on March 28, 2002

10.12	*Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 to the December 31, 2001Form 10-K filed on March 28, 2002

10.13	*DBO Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.13 to the December 31, 2001Form 10-K filed on March 28, 2002

10.14	*DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.14 to the December 31, 2001Form 10-K filed on March 28, 2002

10.15	*DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.15 to the December 31, 2001Form 10-K filed on March 28, 2002

10.16	*DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.16 to the December 31, 2001Form 10-K filed on March 28, 2002

10.17	*DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.17 to the December 31, 2001Form 10-K filed on March 28, 2002

10.18	*DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.18 to the December 31, 2001Form 10-K filed on March 28, 2002

10.19	*DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.19 to the December 31, 2001Form 10-K filed on March 28, 2002

10.20	*DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.20 to the December 31, 2001Form 10-K filed on March 28, 2002

10.21	*Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 to the registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22	*Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 to the Form 8-K Current Report filed December 16,2005

31.1	Section 302 Certification	filed herewith

31.2	Section 302 Certification	filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: May 10, 2006	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer