Form 10-Q
period 2006-06-30
MIDDLEFIELD BANC CORP
filed 2006-08-11
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Class: Common Stock, without par value
Outstanding at August 10, 2006: 1,445,546

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31
	2006	2005
ASSETS
Cash and due from banks	$5,062,693	$5,294,641
Interest-bearing deposits in other institutions	533,772	526,523

Cash and cash equivalents	5,596,465	5,821,164

Investment securities available for sale	54,372,565	57,887,130
Investment securities held to maturity (estimated market value of $222,691 and $232,967)	215,829	221,453
Loans	240,402,350	234,054,797
Less allowance for loan losses	2,952,858	2,841,098

Net loans	237,449,492	231,213,699

Premises and equipment	6,527,452	6,624,776
Bank-owned life insurance	6,746,154	5,632,982
Accrued interest and other assets	4,240,637	3,812,987

TOTAL ASSETS	$315,148,594	$311,214,191

LIABILITIES
Deposits:
Noninterest-bearing demand	$39,476,009	39,782,375
Interest-bearing demand	9,893,791	9,362,399
Money market	11,898,950	13,078,829
Savings	60,044,039	66,495,057
Time	132,962,984	120,730,980

Total deposits	254,275,773	249,449,640
Short-term borrowings	2,962,647	6,710,914
Other borrowings	28,590,484	26,578,211
Accrued interest and other liabilities	1,225,271	1,186,061

TOTAL LIABILITIES	287,054,175	283,924,826

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,445,546 and 1,427,170 shares issued	16,377,352	15,976,335
Retained earnings	16,131,950	14,959,891
Accumulated other comprehensive loss	(1,239,265)	(677,088)
Treasury stock, at cost; 94,297 shares in 2006 and 89,333 shares in 2005	(3,175,618)	(2,969,773)

TOTAL STOCKHOLDERS’ EQUITY	28,094,419	27,289,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,148,594	$311,214,191

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,219,061	$3,675,850	$8,204,679	$7,218,766
Interest-bearing deposits in other institutions	4,272	1,969	7,393	3,940
Federal funds sold	5,358	14,192	8,937	23,656
Investment securities:
Taxable interest	289,841	355,833	595,811	719,510
Tax-exempt interest	248,440	211,688	493,591	395,140
Dividends on FHLB stock	23,341	15,151	40,538	29,583

Total interest income	4,790,313	4,274,683	9,350,949	8,390,595

INTEREST EXPENSE
Deposits	1,677,832	1,369,098	3,218,694	2,664,364
Short-term borrowings	61,827	15,375	122,650	34,229
Other borrowings	297,890	244,470	570,864	478,061

Total interest expense	2,037,549	1,628,943	3,912,208	3,176,654

NET INTEREST INCOME	2,752,764	2,645,740	5,438,741	5,213,941

Provision for loan losses	75,000	60,000	150,000	120,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,677,764	2,585,740	5,288,741	5,093,941

NONINTEREST INCOME
Service charges on deposit accounts	435,842	388,549	848,684	742,022
Investment securities losses, net	—	—	(5,868)	—
Earnings on bank-owned life insurance	59,950	52,901	113,172	102,979
Other income	98,863	85,065	188,993	162,618

Total noninterest income	594,655	526,515	1,144,981	1,007,619

NONINTEREST EXPENSE
Salaries and employee benefits	835,105	808,287	1,830,049	1,824,696
Occupancy expense	113,544	124,465	267,847	259,363
Equipment expense	100,473	106,789	192,686	215,114
Data processing costs	158,279	148,998	336,786	297,998
Ohio state franchise tax	90,000	90,000	180,000	180,000
Other expense	600,631	567,762	1,126,395	1,082,345

Total noninterest expense	1,898,032	1,846,301	3,933,763	3,859,516

Income before income taxes	1,374,387	1,265,954	2,499,959	2,242,044
Income taxes	386,587	349,000	694,587	611,000

NET INCOME	$987,800	$916,954	$1,805,372	$1,631,044

EARNINGS PER SHARE
Basic	$0.73	$0.68	$1.34	$1.22
Diluted	0.72	0.67	1.32	1.20

DIVIDENDS DECLARED PER SHARE	$0.235	$0.210	$0.470	$0.419
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2005	$15,976,335	$14,959,891	$(677,088)	$(2,969,773)	$27,289,365

Net income		1,805,372			1,805,372	$1,805,372
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $289,600			(562,177)		(562,177)	(562,177)
Comprehensive income						$1,243,195

Common stock issued	253,463				253,463
Purchase of treasury stock				(205,845)	(205,845)
Dividend reinvestment plan	147,554				147,554
Cash dividends ($0.47 per share)		(633,313)			(633,313)

Balance, June 30, 2006	$16,377,352	$16,131,950	$(1,239,265)	$(3,175,618)	$28,094,419

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,805,372	$1,631,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150,000	120,000
Investment securities losses, net	5,868	—
Depreciation and amortization	217,047	222,400
Amortization of premium and discount on investment securities	118,879	129,083
Amortization of deferred loan costs (fees)	(38,569)	(73,659)
Earnings on bank-owned life insurance	(113,172)	(102,979)
Increase in accrued interest receivable	83,472	(92,821)
Increase in accrued interest payable	67,380	77,359
Other, net	(199,086)	(591,151)

Net cash provided by operating activities	2,097,192	1,319,276

INVESTING ACTIVITIES
Increase in interest-bearing deposits in other institutions, net	—	(3,730)
Investment securities available for sale:
Proceeds from repayments and maturities	2,990,431	4,511,959
Proceeds from sale of securities	664,838	—
Purchases	(1,117,254)	(7,832,576)
Investment securities held to maturity:
Proceeds from repayments and maturities	5,643	—
Increase in loans, net	(6,347,224)	(7,825,604)
Purchase of Federal Home Loan Bank stock	(50,600)	(29,500)
Purchase of bank-owned life insurance	(1,000,000)	—
Purchase of premises and equipment	(119,723)	(166,904)

Net cash used for investing activities	(4,973,889)	(11,346,355)

FINANCING ACTIVITIES
Net increase in deposits	4,826,133	9,312,251
Decrease in short-term borrowings, net	(3,748,267)	31,117
Repayment of other borrowings	(1,987,727)	(987,360)
Proceeds from other borrowings	4,000,000	3,000,000
Purchase of Treasury Stock	(205,845)	175,653
Common stock issued	253,463	140,584
Proceeds from dividend reinvestment plan	147,554	—
Cash dividends	(633,313)	(558,241)

Net cash provided by financing activities	2,651,998	11,114,004

Increase in cash and cash equivalents	(224,699)	1,086,925

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,821,164	5,311,776

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,596,465	$6,398,701

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,844,828	$3,099,295
Income taxes	625,000	600,000
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
NOTE 2 — STOCK-BASED COMPENSATION
The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported:	$916,954	$1,631,044

Less proforma expense related to stock options	28,519	57,038

Proforma net income	$888,435	$1,574,006

Basic net income per common share:
As reported	$0.68	$1.22
Pro forma	0.66	1.18
Diluted net income per common share:
As reported	$0.67	$1.20
Pro forma	0.65	1.16
For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans.
As of June 30, 2006, there was no recognized compensation cost related to vested share-based compensation awards granted.

		Weighted-
		average
		Exercise
	2006	Price
Outstanding, January 1	74,305	$28.13
Granted	—	—
Exercised	(2,289)	25.42
Forfeited	—	—

Outstanding, June 30	72,016	$28.21

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	1,437,670	1,428,975	1,439,528	1,426,620

Average treasury stock shares	(91,058)	(89,333)	(90,884)	(89,333)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,346,612	1,339,642	1,348,644	1,337,287

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	22,253	20,642	21,860	19,468

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,368,865	1,360,284	1,370,504	1,356,755

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2006, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended June 30, 2006 and 2005 (net of the income tax effect):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Unrealized holding losses arising during the period on securities held	$(558,304)	$26,816	$(492,200)	$421,698

Reclassification adjustment for gains included in net income, net of tax	(3,873)	—	—	—

Net change in unrealized losses during the period	(562,177)	26,816	(492,200)	421,698

Unrealized holding (losses) gains, beginning of period	(677,088)	(28,683)	(747,065)	(423,565)

Unrealized holding losses, end of period	$(1,239,265)	$(1,867)	$(1,239,265)	$(1,867)

Net income	$1,805,372	$1,631,044	$987,800	$916,954
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	(562,177)	26,816	(492,200)	421,698

Comprehensive income	$1,243,195	$1,657,860	$495,600	$1,338,652

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased by $3.9 million or 1.3% from December 31, 2005 to June 30, 2006 to a balance of $315.2 million. Loans receivable and bank-owned life insurance increased $6.4 million, $1.1 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $3.1 million or 1.1% and an increase in stockholders’ equity of $805,000 or 3%. The increase in total liabilities was primarily the result of growth in deposits of $4.8 million along with an increase in borrowings from the Federal Home Loan Bank of Cincinnati. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $401,000 and $1.2 million, respectively, as well as decreases in comprehensive loss and treasury stock of $562,000 and $206,000 respectively.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents declined a combined $225,000 or 3.9% to $5.6 million at June 30, 2006 from $5.8 million at December 31, 2005. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decrease for the first six months can principally be attributed to increases in loans.
Securities. The Company’s securities portfolio decreased by $3.5 million or 6.1% to $54.6 million at June 30, 2006 from $58.1 million at December 31, 2005. During the first half of the year ended June 30, 2006 the Company recorded purchases of available for sale securities of

$1.1 million, consisting of purchases of government agencies and municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $3.0 million during the six months ended June 30, 2006. In addition, the securities portfolio decreased approximately $562,000 due to decreases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $6.4 million or 2.7% to $240.4 million at June 30, 2006 from $234.1 million at December 31, 2005. Included in this increase were increases in mortgage loans of $5.0 million or 3.8% and commercial loans of $1.2 million or 1.6%, as well as a decrease in consumer loans of $237,000 during the six months ended June 30, 2006. The Corporation’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified, as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $2.0 million or 0.82% and $1.5 million or 0.73% of total loans at June 30, 2006 and December 31, 2005, respectively. The increase for the first half of the year was due in part to a loan secured by commercial real estate with minimal loss anticipated.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $254.3 million or 89% of the Company’s total funding sources at June 30, 2006. Total deposits increased $4.8 million or 1.9% to $254.3 million at June 30, 2006 from $249.5 million at December 31, 2005. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $133.0 million at June 30, 2006 an increase of $12.2 million or 10.1% for the year. Saving deposits and money market accounts decreased $6.5 million, or 9.7% and $1.2 million, or 9.0% respectively, while interest-bearing demand increased $531,000, or 5.7%, during the six months ended June 30, 2006.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Short-term borrowings declined $3.8 million or 55.9% to $3.0 million at June 30, 2006 from $6.7 million at December 31, 2005 while FHLB advances increased $2.0 million or 7.6%. The increase in FHLB advances was a result of the funding needs to support the growth of the loan and investment portfolio during the first half of the year.
Stockholders’ equity. Stockholders’ equity increased $805,000 or 3.0% to $28.1 million at June 30, 2006 from $27.3 million at December 31, 2005. The increase in stockholders’ equity was the result of increases in retained earnings and common stock of $1.2 million and $401,000 million, respectively, as well as, decreases in accumulated other comprehensive loss and treasury stock of $562,000 and $206,000 respectively. The decrease of accumulated other comprehensive loss was the result of a reduction in the mark to market of the Company’s securities available for sale portfolio. The decline in treasury stock was the result of the purchase of 4,964 shares of the bank’s common stock at an average price of $41.47 since December 31, 2005.
RESULTS OF OPERATIONS
General. The Company recorded net income of $988,000 and $1,805,000 for the three and six months ended June 30, 2006, respectively, as compared to net income of $917,000 and $1,631,000, respectively, for the same periods in the prior year. The $71,000, or 7.7% increase in net income for the quarter ended June 30, 2006, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $92,000 and a increase in non-interest income of $68,000, partially offset by a increase in non-interest expense of $52,000 and an increase in provision for income taxes of $38,000.
Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments can cause sensitivity to the Company’s net interest income, these being extended low long-term interest rates or rapidly rising short-term interest rates. Net interest income increased $107,000 or 4.1% to $2.8 million for the three months ended June 30, 2006, compared to $2.6 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $516,000, partially offset by an increase in interest expense of $409,000. Net interest income increased $225,000, or 4.3%, for the six months ended June 30, 2006 compared to the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $960,000, partially offset by a increase in interest expense of $736,000. The increase in net interest income for the first six months caused a slight improvement in the bank’s net interest margin. This was a result in an increase in the cost of interest-bearing liabilities of 56 basis points to 3.32% for the quarter ended June 30, 2006 compared to 2.76% for the same period in the prior year and an increase of 49 basis points to 3.20% for the six months ended June 30, 2005 compared to 2.71% for the same period in the prior year. This increase in the cost of funds was offset by an increase in the yield on interest earning assets of 47 basis points to 6.63% for the quarter ended June 30, 2006 compared to 6.16% for the same period in the prior year and for the six months ended June 30, 2006 and an increase of 43 basis points to 6.54% for the six months ended June 30, 2005 compared to 6.11% for the same period in the prior year
Interest income. Interest income increased $516,000, or 12.1%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase can be attributed to an increases in interest earned on loans receivable of $543,000 partially offset by a decline in interest income on securities of $29,000. Interest income increased $960,000, or 11.5%, for the six months ended June 30, 2006, compared to the same period in the prior year. This increase can be attributed to an increases in interest earned on loans receivable of $986,000 partially offset by a decline in interest income on securities of $25,000.
Interest earned on loans receivable increased $543,000, or 14.8%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $17.0 million, or 7.7%, to $238.2 million for the three months ended June 30, 2006 compared to $221.2 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 7.08% for the three months ended June 30, 2006 from 6.65% for the same period in the prior year.
For the six months ended June 30, 2006, interest earned on loans receivable increased $986,000, or 13.7%, , compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $16.9 million, or 7.7%, to $236.0 million for the six months ended June 30, 2006 compared to $219.1 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 6.95% for the six months ended June 30, 2006 from 6.59% for the same period in the prior year.
Interest earned on securities declined $29,000, or 5.2%, for the three months ended June 30, 2006, compared to the same period in the prior year. This decrease was primarily the result of a decline in the average balance of the securities portfolio of $3.4 million, or 5.7%, to $57.0 million at June 30, 2006 from $60.4 million for the same period in the prior year. The decline in interest income on securities was partially offset by the increase in the tax equivalent yield on securities to 4.69% for the three months ended June 30, 2006 from 4.48% for the same period in the prior year.
Interest earned on securities declined $25,000, or 2.3%, for the six months ended June 30, 2006, compared to the same period in the prior year. This decrease was primarily the result of a decline in the average balance of the securities portfolio of $1.3 million, or 2.2%, to $57.7 million at June 30, 2006 from $59.0 million for the same period in the prior year. The decline in interest income on securities was partially offset by the increase in the tax equivalent yield on securities to 4.70% for the six months ended June 30, 2006 from 4.47% for the same period in the prior year.
Interest expense. Interest expense increased $408,000, or 25.1%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, short-term borrowing and other borrowing $309,000, $46,000 and $53,000, respectively. For the six months ended June 30, 2006 interest expense increased $736,000, or 23.2% compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, short-term borrowing and other borrowing $554,000, $88,000 and $93,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $309,000, or 22.6%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 3.14% from 2.58% for the quarters ended June 30, 2006 and 2005, respectively. Additionally the average balance of interest-bearing deposits increased by $1.8 million, or .83%, to $213.8 million for the three months ended June 30, 2006, compared to $212.0 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down. For the six months ended June 30, 2006 interest incurred on deposits, increased $554,000, or 20.8%, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 3.02% for the six months ended June 30, 2006 compared to 2.54% for the same period in the prior year. In addition the increase in the cost of interest-bearing deposits was also attributed to an increase in the average balance of interest-bearing deposits of $3.0 million, or 1.5%, to $213.0 million for the six months ended June 30, 2005, compared to $210.0 million for the same period in the prior year.

Interest incurred on borrowed funds, increased $100,000, or 38.4%, for the three months ended June 30, 2006, compared the same period in the prior year. This increase was primarily attributable to the increase in the cost of these funds to 4.50% from 4.24% for the quarters ended June 30, 2006 and 2005, respectively. Adding to the cost of these funds was a rise in the average balance of borrowed funds of $7.5 million, or 30.6%, to $32.0 million for the three months ended June 30, 2004, compared to $24.5 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below which depicts that the increase to the costs associated with the interest-bearing liabilities.
For the six months ended June 30, 2006, interest incurred on borrowed funds increased $181,000, or 35.4%, compared to the same period in the prior year. This increase was attributable to the rise in the average balance of borrowed funds of $6.9 million, or 28.0%, to $31.5 million for the six months ended June 30, 2006, compared to $24.6 million for the six months ended June 30, 2005. Adding to the expense of these funds was a rise in the cost to 4.41% for the six months ended June 30, 2006, compared to 4.16% for the same period in the prior year.
Provision for loan losses. The provision for loan losses is the result of normal operations for the quarter and YTD. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2006 and December 31, 2005 amounted to $3.0 million or 1.23% and $2.8 million or 1.21%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 149.8% and 156.6% at June 30, 2006 and December 31, 2005, respectively.
Non-interest income. Non-interest income increased $68,000 or 13.0% to $595,000 for the three months ended June 30, 2006, compared to $527,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges, earnings on bank-owned life insurance (BOLI) and other income of $47,000, $7,000 and $14,000, respectively.
For the six months ended June 30, 2006, non-interest income increased $137,000 or 13.6% to $1.1 million, compared to $1.0 million for the same period in the prior year. This increase is attributed to increases in fees and service charges, earnings on bank-owned life insurance (BOLI) and other income of $107,000, $10,000 and $26,000, respectively. Partially offsetting the increase in non-interest income was a $6,000 loss on the sale of investments during the first quarter.
Service charges on deposit accounts increased $47,000 or 12.2% to $436,000 for the three months ended June 30, 2006, compared to $388,000 for the same period in the prior year. Revenue from overdraft accounts represented the majority of this quarterly growth. Other income and earnings on BOLI increased $14,000 and $7,000 respectively for the same period in the prior year. For the six months ended June 30, 2006, service charges on deposit accounts increased $107,000 or 14.4% compared to the same period in the prior year. Ninety five percent of this increase for the first six months came from charges on over-drafted accounts.
Non-interest expense. Non-interest expense increased $52,000 or 2.8% to $1.9 million for the three months ended June 30, 2006, from $1.8 million for the same period in the prior year. This increase was the result of increases salary and employee benefits and other expenses of $27,000 and $33,000 respectively. The increase to compensation and employee benefits is primarily related to increases in health care costs and retirement plans as well as normal salary increases between the periods.
For the six months ended June 30, 2006 non-interest expense increased $74,000 or 1.9% for the same period in the prior year. This increase was the result of increases in other expense and data processing costs of $44,000 and $39,000, respectively. The change in other cost was in part due to the expense of updating and improving the Bank’s website. The change in data processing cost was due to the added expense of new accounts and products for the period.
Provision for income taxes. The Company recognized $695,000 in income tax expense, which reflected an effective tax rate of 27.8% for the six months, ended June 30, 2006, as compared to $611,000 with an effective tax rate of 27.3% for the respective 2005 period.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2006, have remained unchanged from December 31, 2005.
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

	For the Three Months Ended June 30,
	2006			2005
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$238,237	$4,219	7.08%	$221,197	$3,676	6.65%
Investments securities	56,977	538	4.69%	60,387	567	4.48%
Interest-bearing deposits with other banks	2,411	33	5.47%	3,219	31	3.85%

Total interest-earning assets	297,625	4,790	6.63%	284,803	4,274	6.16%

Noninterest-earning assets	16,360			16,815

Total assets	$313,985			$301,618

Interest-bearing liabilities:
Interest-bearing demand deposits	$11,035	35	1.27%	$8,715	18	0.83%
Money market deposits	12,494	77	2.47%	15,958	75	1.88%
Savings deposits	58,969	231	1.57%	71,888	260	1.45%
Certificates of deposit	131,253	1,335	4.07%	115,420	1,016	3.52%
Borrowings	32,034	360	4.50%	24,534	260	4.24%

Total interest-bearing liabilities	245,785	2,038	3.32%	236,515	1,629	2.76%

Noninterest-bearing liabilities
Other liabilities	40,105			39,505
Stockholders’ equity	28,095			25,598

Total liabilities and stockholders’ equity	$313,985			$301,618

Net interest income		$2,752			$2,645

Interest rate spread (1)			3.31%			3.40%
Net yield on interest-earning assets (2)			3.88%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.09%			120.42%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.

	For the Six Months Ended June 30,
	2006			2005
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$235,986	$8,205	6.95%	$219,070	$7,219	6.59%
Investments securities	57,666	1,090	4.70%	58,966	1,115	4.47%
Interest-bearing deposits with other banks	2,372	56	4.72%	3,207	57	3.55%

Total interest-earning assets	296,024	9,351	6.54%	281,243	8,391	6.11%

Noninterest-earning assets	16,070			15,978

Total assets	312,094			297,221

Interest-bearing liabilities:
Interest-bearing demand deposits	10,663	64	1.20%	9,280	34	0.73%
Money market deposits	12,888	155	2.41%	15,929	147	1.85%
Savings deposits	60,500	476	1.57%	72,875	533	1.46%
Certificates of deposit	128,943	2,523	3.91%	111,866	1,951	3.49%
Borrowings	31,490	694	4.41%	24,613	512	4.16%

Total interest-bearing liabilities	244,484	3,912	3.20%	234,563	3,177	2.71%

Noninterest-bearing liabilities

	For the Six Months Ended June 30,
	2006			2005
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Other liabilities	39,702			38,126
Stockholders’ equity	27,908			24,532

Total liabilities and stockholders’ equity	$312,094			$297,221

Net interest income		$5,439			$5,214

Interest rate spread (1)			3.34%			3.40%
Net yield on interest-earning assets (2)			3.88%			3.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.08%			119.90%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three and six month periods ended June 30, 2006 and 2005, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three Months ended,
	June 30,
	2006 versus 2005
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$74	$469	$543
Investments securities	($7)	($22)	($29)
Interest-bearing deposits with other banks	($13)	$15	$2

Total interest-earning assets	54	462	516

Interest-bearing liabilities:
Interest-bearing demand deposits	$10	$7	$17
Money market deposits	($20)	$22	$2
Savings deposits	($16)	($13)	($29)
Certificates of deposit	$87	$232	$319
Borrowings	$19	$81	$100

Total interest-bearing liabilities	80	329	409

Net interest income	($26)	$133	$107

	Six Months ended,
	June 30,
	2006 versus 2005
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$61	$925	$986
Investments securities	($3)	(22)	(25)
Interest-bearing deposits with other banks	($10)	9	(1)

Total interest-earning assets	49	911	960

	Six Months ended,
	June 30,
	2006 versus 2005
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-bearing liabilities:
Interest-bearing demand deposits	$6	24	30
Money market deposits	($17)	25	8
Savings deposits	($14)	(43)	(57)
Certificates of deposit	$73	499	572
Borrowings	$17	165	182

Total interest-bearing liabilities	65	670	735

Net interest income	($17)	$242	$225

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
For the six months ended June 30, 2006, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
The minimum requirements are:

	Total	Tier 1	Tier 1
	Capital to	Capital to	Capital to
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%
The following table illustrates the Company’s risk-weighted capital ratios at June 30, 2006:

June 30,
(in thousands)	2006
Risk-Weighted Capital Ratios

Tier 1 Capital	$29,304
Total risk-based capital	$32,038
Risk-weighted assets	$219,036
Average total assets	$313,991

Tier 1 capital to average assets	9.33%
Tier 1 risk-based capital ratio	13.38%
Total risk-based capital ratio	14.63%
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

	Increase	Decrease
	+200	-200
	BP	BP
Net interest income — increase (decrease)	6.3%	(7.3)%

Portfolio equity — increase (decrease)	(5.2)%	3.41%
Portfolio equity simulation. Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity.
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2006 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2006 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2006 for portfolio equity:
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
   On May 9, 2006, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.9% or approximately 67,328 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in May 2007.
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2006:

				Maximum Number
			Total Number of	of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Shares Purchased	Per Share	Announced Program	the Program
May 4, 2006	1,408	$41.38	—	—
May 22, 2006	2,090	$41.78	2,090	65,238
June 1, 2006	105	$42.50	105	65,133
TOTAL	3,603	$41.64	2,195
Item 3. Defaults by the Company on its senior securities
None
Item 4. Submission of matters to a vote of security holders
The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 10, 2006:
(a)	The following directors were elected to a three year term expiring in 2009:

Name	Shares For	Shares Withheld
Richard Coyne	940,932	11,266
James Heslop, II	941,328	10,870
Donald E. Villers	940,029	12,169
(b) The recommendation of the Board of Directors to ratify the appointment of S. R. Snodgrass, A.C. as the Company’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 944,278 shares in favor, and 1,354 shares against, and 6,566 shares abstaining.
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

MIDDLEFIELD BANC CORP.

Date: August 10, 2006	By: /s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: August 10, 2006	By: /s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer