Form 10-Q
period 2006-09-30
MIDDLEFIELD BANC CORP
filed 2006-11-09
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10 - Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Class: Common Stock, without par value
Outstanding at November 10, 2006: 1,353,376

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31
	2006	2005
ASSETS
Cash and due from banks	$5,217,424	$5,294,641
Federal funds sold	5,440,000	—

Cash and cash equivalents	10,657,424	5,294,641
Interest-bearing deposits in other institutions	538,369	526,523
Investment securities available for sale	55,025,592	57,887,130
Investment securities held to maturity (estimated market value of $225,604 and $232,967)	215,836	221,453
Loans	244,851,623	234,054,797
Less allowance for loan losses	3,049,076	2,841,098

Net loans	241,802,547	231,213,699

Premises and equipment	6,570,303	6,624,776
Bank-owned life insurance	6,810,585	5,632,982
Accrued interest and other assets	4,053,955	3,812,987

TOTAL ASSETS	$325,674,611	$311,214,191

LIABILITIES
Deposits:
Noninterest-bearing demand	$40,490,319	39,782,375
Interest-bearing demand	12,612,933	9,362,399
Money market	14,908,162	13,078,829
Savings	57,241,678	66,495,057
Time	139,452,806	120,730,980

Total deposits	264,705,898	249,449,640
Short-term borrowings	1,309,558	6,710,914
Other borrowings	28,690,292	26,578,211
Accrued interest and other liabilities	1,401,631	1,186,061

TOTAL LIABILITIES	296,107,379	283,924,826

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,448,546 and 1,434,987 shares issued	16,503,343	15,976,335
Retained earnings	16,738,454	14,959,891
Accumulated other comprehensive loss	(466,258)	(677,088)
Treasury stock, at cost; 95,080 shares in 2006 and 89,333 shares in 2005	(3,208,307)	(2,969,773)

TOTAL STOCKHOLDERS’ EQUITY	29,567,232	27,289,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,674,611	$311,214,191

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,393,937	$3,846,492	$12,598,616	$11,065,258
Interest-bearing deposits in other institutions	4,546	6,521	11,939	10,461
Federal funds sold	29,391	7,401	38,328	31,057
Investment securities:
Taxable interest	275,448	321,517	871,259	1,041,027
Tax-exempt interest	251,777	226,283	745,368	621,423
Dividends on FHLB stock	20,979	19,178	61,517	48,761

Total interest income	4,976,078	4,427,392	14,327,027	12,817,987

INTEREST EXPENSE
Deposits	1,867,011	1,377,349	5,085,705	4,041,713
Short term borrowings	22,563	25,911	145,213	60,140
Other borrowings	327,907	260,162	898,771	738,223

Total interest expense	2,217,481	1,663,422	6,129,689	4,840,076

NET INTEREST INCOME	2,758,597	2,763,970	8,197,338	7,977,911

Provision for loan losses	90,000	75,000	240,000	195,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,668,597	2,688,970	7,957,338	7,782,911

NONINTEREST INCOME
Service charges on deposit accounts	462,295	425,966	1,310,979	1,167,988
Investment securities losses, net	—	—	(5,868)	—
Earnings on bank-owned life insurance	64,431	52,705	177,603	155,684
Other income	116,876	80,604	305,869	243,222

Total noninterest income	643,602	559,275	1,788,583	1,566,894

NONINTEREST EXPENSE
Salaries and employee benefits	1,010,312	933,808	2,840,361	2,758,504
Occupancy expense	117,190	115,631	385,037	374,994
Equipment expense	108,380	112,019	301,066	327,133
Data processing costs	147,484	145,777	484,270	443,775
Ohio state franchise tax	90,000	90,000	270,000	270,000
Other expense	569,039	484,769	1,695,434	1,567,114

Total noninterest expense	2,042,405	1,882,004	5,976,168	5,741,520

Income before income taxes	1,269,794	1,366,241	3,769,753	3,608,285
Income taxes	339,000	390,000	1,033,587	1,001,000

NET INCOME	$930,794	$976,241	$2,736,166	$2,607,285

EARNINGS PER SHARE
Basic	$0.69	$0.73	$2.03	$1.95
Diluted	0.68	0.72	2.00	1.92

DIVIDENDS DECLARED PER SHARE	$0.240	$0.229	$0.710	$0.648
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income (Loss)	Stock	Equity	Income
Balance, December 31, 2005	$15,976,335	$14,959,891	$(677,088)	$(2,969,773)	$27,289,365

Net income		2,736,166			2,736,166	$2,736,166
Other comprehensive income:
Unrealized gain on available for sale securities net of taxes of $108,607 net of reclassification adjustment			210,830		210,830	210,830

Comprehensive income						$2,946,996

Common stock issued	294,518				294,518
Purchase of treasury stock				(238,534)	(238,534)
Dividend reinvestment plan	232,490				232,490
Cash dividends ($0.71 per share)		(957,603)			(957,603)

Balance, September 30, 2006	$16,503,343	$16,738,454	$(466,258)	$(3,208,307)	$29,567,232

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,736,166	$2,607,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240,000	195,000
Investment securities losses, net	5,868	—
Depreciation and amortization	326,531	334,769
Amortization of premium and discount on investment securities	178,373	213,550
Amortization of deferred loan costs (fees)	(55,586)	(100,379)
Earnings on bank-owned life insurance	(177,603)	(155,684)
Increase in accrued interest receivable	(280,934)	(338,076)
Increase in accrued interest payable	179,333	82,135
Deferred Taxes, net	(199,366)	(157,108)
Other, net	217,560	(305,729)

Net cash provided by operating activities	3,170,342	2,375,763

INVESTING ACTIVITIES
Net change in interest-bearing deposits in other institutions	(11,846)	90,183
Investment securities available for sale:
Proceeds from repayments and maturities	3,951,106	6,925,090
Proceeds from sale of securities	664,838	—
Purchases	(1,619,234)	(10,313,758)
Investment securities held to maturity:		—
Proceeds from repayments and maturities	5,643	—
Increase in loans, net	(10,773,262)	(10,177,986)
Purchase of Federal Home Loan Bank stock	(50,600)	(46,200)
Purchase of bank-owned life insurance	(1,000,000)	—
Purchase of premises and equipment	(272,058)	(307,498)

Net cash used for investing activities	(9,105,413)	(13,830,169)

FINANCING ACTIVITIES
Net increase in deposits	15,256,258	8,281,236
Increase (decrease) in short-term borrowings, net	(5,401,356)	324,979
Repayment of other borrowings	(3,887,919)	(9,440,888)
Proceeds from other borrowings	6,000,000	13,000,000
Purchase of Treasury Stock	(238,534)	—
Common stock issued	294,518	212,848
Proceeds from dividend reinvestment plan	232,490	206,385
Cash dividends	(957,603)	(857,713)

Net cash provided by financing activities	11,297,854	11,726,847

Increase in cash and cash equivalents	5,362,783	272,441

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,294,641	5,311,776

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,657,424	$5,584,217

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$5,941,806	$4,922,211
Income taxes	1,025,000	1,075,000
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
NOTE 2 – STOCK-BASED COMPENSATION
The Company maintains a stock option plan for key officers, employees, and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net income, as reported:	$976,241	$2,607,285

Less proforma expense related to stock options	10,891	35,099

Proforma net income	$965,350	$2,572,186

Basic net income per common share:
As reported	$0.73	$1.95
Pro forma	0.72	1.92

Diluted net income per common share:
As reported	$0.72	$1.92
Pro forma	0.71	1.90
For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans.
As of September 30, 2006, there was no recognized compensation cost related to vested share-based compensation awards granted.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	1,446,024	1,432,303	1,441,717	1,426,620

Average treasury stock shares	(94,323)	(89,333)	(92,043)	(89,333)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,351,702	1,342,970	1,349,674	1,337,287

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	22,334	20,642	22,045	19,468

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,374,036	1,363,612	1,371,719	1,356,755

NOTE 4 – COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2006, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended September 30, 2006 and 2005 (net of the income tax effect):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Unrealized holding gains(losses) arising during the period on securities held	$773,007	$(331,849)	$214,703	$(305,033)

Reclassification adjustment for losses included in net income, net of tax	—	—	(3,873)	—

Net change in unrealized gains(losses) during the period	773,007	(331,849)	210,830	(305,033)

Unrealized holding (losses) gains, beginning of period	(1,239,265)	(1,867)	(677,088)	(28,683)

Unrealized holding losses, end of period	$(466,258)	$(333,716)	$(466,258)	$(333,716)

Net income	$930,794	$976,241	$2,736,166	$2,607,285
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	773,007	(331,849)	210,830	(305,033)

Comprehensive income	$1,703,801	$644,392	$2,946,996	$2,302,252

Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position. Or The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.
In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased $14.5 million or 4.7% from December 31, 2005 to September 30, 2006 to a balance of $325.7 million. Loans receivable and cash and cash equivalents increased $10.7 million, $5.4 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $12.2 million or 4.3% and an increase in stockholders’ equity of $2.3 million or 8.4%. The increase in total liabilities was primarily the result of growth in deposits of $15.3 million along with an increase in borrowings from the Federal Home Loan Bank of Cincinnati. The net increase in stockholders’ equity was the result of increases in common stock and retained earnings of $527,000 and $1.8 million, respectively, as well as an increase treasury stock of $239,000.
Cash on hand and due from banks. Cash on hand, due from banks and federal funds sold represent cash equivalents. Cash equivalents increased a combined $5.4 million to $10.7 million at September 30, 2006 from $5.3 million at December 31, 2005. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decrease for the first nine months can principally be attributed to increases in deposits.
Securities. The Company’s securities portfolio declined $2.8 million or 4.9% to $55.2 million at September 30, 2006 from $58.1 million at

December 31, 2005. During the first three quarters of the year ended September 30, 2006 the Company recorded purchases of available for sale securities of $1.7 million, consisting of purchases of municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $4.0 million during the nine months ended September 30, 2006. In addition, the securities portfolio increased approximately $318,000 due to increases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Loans receivable increased $10.8 million or 4.6% to $244.9 million at September 30, 2006 from $234.1 million at December 31, 2005. Included in this increase were increases in mortgage loans of $7.6 million or 5.8% and commercial loans of $2.4 million or 3.3%, as well as a decrease in consumer loans of $122,000 during the nine months ended September 30, 2006. The Corporation’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate own, and repossessed assets. A loan is classified, as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $1.7 million or 0.69% and $1.5 million or 0.63% of total loans at September 30, 2006 and December 31, 2005, respectively.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $264.7 million or 90% of the Company’s total funding sources at September 30, 2006. Total deposits increased $15.3 million or 6.1% to $264.7 million at September 30, 2006 from $249.5 million at December 31, 2005. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $139.5 million at September 30, 2006 an increase of $18.7 million or 15.5% for the year. Saving deposits declined $9.3 million, or 13.9% while non interest-bearing demand, interest-bearing demand and money market accounts increased $708,000, $3.3 million and $1.8 million respectively during the nine months ended September 30, 2006.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Short-term borrowings declined $5.4 million or 80.1% to $1.3 million at September 30, 2006 from $6.7 million at December 31, 2005 while FHLB advances increased $2.1 million or 8.0%. The increase in FHLB advances was a result of the funding needs to support the growth of the loan portfolio during the first three quarters of the year.
Stockholders’ equity. Stockholders’ equity increased $2.3 million or 8.4% to $29.6 million at September 30, 2006 from $27.3 million at December 31, 2005. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $527,000 and $1.8 million, respectively, as well as, a reduction in accumulated other comprehensive loss and treasury stock of $211,000 and $239,000 respectively. The change in the accumulated other comprehensive loss was the result of an increase in the mark to market of the Company’s securities available for sale portfolio. The increase in treasury stock was the result of the purchase of 5,747 shares of the bank’s common stock at an average price of $41.51 since December 31, 2005.
RESULTS OF OPERATIONS
General. The Company recorded net income of $931,000 and $2,736,000 for the three and nine months ended September 30, 2006, respectively, as compared to net income of $976,000 and $2,607,000, respectively, for the same periods in the prior year. The $45,000, or 4.7% decline in net income for the quarter ended September 30, 2006, as compared to the same period in the prior year was primarily attributable to an decline in net interest income after provision for loan losses of $20,000 and an increase in non-interest expense of $160,000, partially offset by an increase in non-interest income of $84,000 and an decrease in provision for income taxes of $51,000. The $129,000, or 5.0% increase in net income for the first three quarters ended September 30, 2006, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $174,000 and an increase in non-interest income of $222,000, partially offset by an increase in non-interest expense of $235,000.
Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments can cause sensitivity to the Company’s net interest income, these being extended low long-term interest rates or rapidly rising short-term interest rates. Net interest income remained the same at $2.8 million for the three months ended September 30, 2006, compared to the same period in the prior year. Interest income was recorded to be $549,000 higher than the first three months of 2006 yet this was offset by an increase in interest expense of $554,000. Net interest income after provision increased $174,000, or 2.2%, for the nine months ended September 30, 2006 compared to the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $1.5 million, partially offset by an increase in interest expense of $1.3 million. The increase in net interest income for the first nine months was not sufficient to prevent a slight reduction in the bank’s net interest margin. The decline in the net interest margin was the result in an increase in the cost of interest-bearing liabilities of 74 basis points to 3.52% for the quarter ended September 30, 2006 compared to 2.78% for the same period in the prior year and an increase of 58 basis points to 3.33% for the nine months ended September 30, 2005 compared to 2.75% for the same period in the prior year. The increase in the cost of funds was only partially offset by an increase in the yield on interest earning assets of 38 basis points to 6.67% for the quarter ended September 30, 2006 compared to 6.29% for the same period in the prior year and for the nine months ended September 30, 2006 and an increase of 38 basis points to 6.59% for the nine months ended September 30, 2005 compared to 6.21% for the same period in the prior year
Interest income. Interest income increased $549,000, or 12.4%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase can be attributed to an increases in interest earned on loans receivable of $547,000 partially offset by a decline in interest income on securities of $21,000. Interest income increased $1.5 million, or 11.8%, for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase can be attributed to an increases in interest earned on loans receivable of $1.5 million partially offset by a decline in interest income on securities of $46,000.
Interest earned on loans receivable increased $547,000, or 14.2%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $18.5 million, or 8.3%, to $242.8 million for the three months ended September 30, 2006 compared to $224.3 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 7.2% for the three months ended September 30, 2006 from 6.8% for the same period in the prior year.
For the nine months ended September 30, 2006, interest earned on loans receivable increased $1.5 million, or 13.9%, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $17.5 million, or 7.9%, to $238.3 million for the nine months ended September 30, 2006 compared to $220.8 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 7.1% for the nine months ended September 30, 2006 from 6.7% for the same period in the prior year.
Interest earned on securities declined $21,000 for the three months ended September 30, 2006, compared to the same period in the prior year. This decrease was primarily the result of a reduction in the average balance of the securities portfolio of $4.2 million, or 7.0%, to $55.9 million at September 30, 2006 from $60.1 million for the same period in the prior year. The decline in interest income on securities was partially offset by the increase in the tax equivalent yield on securities to 4.66% for the three months ended September 30, 2006 from 4.38% for the same period in the prior year.
For the nine months ended September 30, 2006, interest earned on securities declined $46,000, compared to the same period in the prior year. This decline was primarily the result of a reduction in the average balance of the securities portfolio of $2.2 million to $57.1 million at September 30, 2006 from $59.3 million for the same period in the prior year. The decline in interest income on securities was partially offset by the increase in the tax equivalent yield on securities to 4.70% for the nine months ended September 30, 2006 from 4.47% for the same period in the prior year.
Interest expense. Interest expense increased $554,000, or 33.3%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and other borrowing $490,000, and $68,000, respectively. For the nine months ended September 30, 2006 interest expense increased $1.3 million or 26.6% compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, short-term borrowing and other borrowing $1.0 million, $85,000 and $161,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $490,000, or 35.7%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 3.37% from 2.61% for the quarters ended September 30, 2006 and 2005, respectively. Additionally the average balance of interest-bearing deposits increased by $10.6 million, or 5.1%, to $220.1 million for the three months ended September 30,

2006, compared to $209.5 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down. For the nine months ended September 30, 2006 interest incurred on deposits, increased $1.0 million, or 25.8%, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 3.16% for the nine months ended September 30, 2006 compared to 2.58% for the same period in the prior year. In addition the increase in the cost of interest-bearing deposits was also attributed to an increase in the average balance of interest-bearing deposits of $5.6 million, or 2.7%, to $215.4 million for the nine months ended September 30, 2005, compared to $209.8 million for the same period in the prior year.
Interest incurred on borrowed funds, increased $63,000, or 22.0%, for the three months ended September 30, 2006, compared the same period in the prior year. This increase was primarily attributable to the increase in the cost of these funds to 4.7% from 4.1% for the quarters ended September 30, 2006 and 2005, respectively. Adding to the cost of these funds was a rise in the average balance of borrowed funds of $1.8 million, or 6.5%, to $29.7 million for the three months ended September 30, 2004, compared to $27.9 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below which depicts that the increase to the costs associated with the interest-bearing liabilities.
For the nine months ended September 30, 2006, interest incurred on borrowed funds increased $245,000, or 30.7%, compared to the same period in the prior year. This increase was attributable to the rise in the average balance of borrowed funds of $5.2 million, or 20.10%, to $30.9 million for the nine months ended September 30, 2006, compared to $25.7 million for the nine months ended September 30, 2005. Adding to the expense of these funds was a rise in the cost to 4.5% for the nine months ended September 30, 2006, compared to 4.2% for the same period in the prior year.
Provision for loan losses. The provision for loan losses is the result of normal operations for the quarter and year to date. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2006 and December 31, 2005 amounted to $3.1 million or 1.25% and $2.8 million or 1.21%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 179.6% and 156.6% at September 30, 2006 and December 31, 2005, respectively.
Non-interest income. Non-interest income increased $84,000 or 15.1% to $644,000 for the three months ended September 30, 2006, compared to $559,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges, earnings on bank-owned life insurance (BOLI) and other income of $36,000, $12,000 and $36,000, respectively.
For the nine months ended September 30, 2006, non-interest income increased $222,000 or 14.2% to $1.8 million, compared to $1.6 million for the same period in the prior year. This increase is attributed to increases in fees and service charges, earnings on bank-owned life insurance (BOLI) and other income of $143,000, $22,000 and $63,000, respectively. Partially offsetting the increase in non-interest income was a $6,000 loss on the sale of investments during the first quarter.
Service charges on deposit accounts increased $36,000 or 8.5% to $462,000 for the three months ended September 30, 2006, compared to $426,000 for the same period in the prior year. Revenue from overdraft fees represented the majority of this quarterly growth. Other income and earnings on BOLI increased $36,000 and $12,000 respectively for the same period in the prior year. For the nine months ended September 30, 2006, service charges on deposit accounts increased $143,000 or 12.2% compared to the same period in the prior year. Ninety six percent of this increase for the first nine months came from charges on over-drafted accounts.
Non-interest expense. Non-interest expense increased $160,000 or 8.5% to $2.0 million for the three months ended September 30, 2006, from $1.9 million for the same period in the prior year. This increase was the result of increases salary and employee benefits and other expenses of $77,000 and $84,000 respectively. The increase to compensation and employee benefits is primarily related to increases in health care costs and retirement plans as well as normal salary increases between the periods.
For the nine months ended September 30, 2006 non-interest expense increased $235,000 or 4.1% for the same period in the prior year. This increase was the result of increases in other expense, employee benefits and data processing costs of $128,000, $82,000 and $40,000, respectively. The change in other cost was in part due to the expense of updating and improving the Bank’s website. The change in data processing cost was due to the added expense of new accounts for the period.
Provision for income taxes. The Company recognized $1.0 million in income tax expense, which reflected an effective tax rate of 27.4% for the nine months, ended September 30, 2006, as compared to $1.0 million with an effective tax rate of 27.7% for the respective 2005 period.

CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2006, have remained unchanged from December 31, 2005.
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

	For the Three Months Ended September 30,
	2006			2005
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$242,809	$4,394	7.18%	$224,274	$3,846	6.80%
Investments securities	55,946	527	4.66%	60,128	548	4.38%
Interest-bearing deposits with other banks	4,759	55	4.59%	2,267	33	5.78%

Total interest-earning assets	303,514	4,976	6.67%	286,669	4,427	6.29%

Noninterest-earning assets	16,055			16,976

Total assets	$319,569			$303,645

Interest-bearing liabilities:
Interest — bearing demand deposits	$11,610	36	1.23%	$9,548	20	0.83%
Money market deposits	13,994	102	2.89%	14,680	70	1.89%
Savings deposits	56,487	220	1.55%	67,815	246	1.44%
Certificates of deposit	138,004	1,509	4.34%	117,442	1,040	3.51%
Borrowings	29,659	350	4.68%	27,862	287	4.09%

Total interest-bearing liabilities	249,754	2,217	3.52%	237,347	1,663	2.78%

Noninterest-bearing liabilities
Other liabilities	41,063			39,839
Stockholders’ equity	28,752			26,459

Total liabilities and stockholders’ equity	$319,569			$303,645

Net interest income		$2,759			$2,764

Interest rate spread (1)			3.15%			3.51%
Net yield on interest-earning assets (2)			3.78%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.53%			120.78%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.

	For the Nine Months Ended September 30,
	2006			2005
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$238,285	$12,598	7.07%	$220,824	$11,065	6.70%
Investments securities	57,086	1,617	4.69%	59,293	1,663	4.47%
Interest-bearing deposits with other banks	3,207	112	4.67%	2,955	90	4.07%

	For the Nine Months Ended September 30,
	2006			2005
			(3)			(3)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Total interest-earning assets	298,578	14,327	6.59%	283,072	12,818	6.21%

Noninterest-earning assets	16,028			16,871

Total assets	314,606			299,943

Interest-bearing liabilities:
Interest — bearing demand deposits	10,982	100	1.22%	9,370	54	0.77%
Money market deposits	13,261	257	2.59%	15,508	217	1.87%
Savings deposits	59,147	696	1.57%	71,170	779	1.46%
Certificates of deposit	131,997	4,032	4.08%	113,745	2,991	3.52%
Borrowings	30,873	1,044	4.52%	25,708	799	4.16%

Total interest-bearing liabilities	246,260	6,129	3.33%	235,501	4,840	2.75%

Noninterest-bearing liabilities
Other liabilities	40,154			39,261
Stockholders’ equity	28,192			25,181

Total liabilities and stockholders’ equity	$314,606			$299,943

Net interest income		$8,198			$7,978

Interest rate spread (1)			3.26%			3.46%
Net yield on interest-earning assets (2)			3.84%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.25%			120.20%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2006 and 2005, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three Months ended,
	September 30,
	2006 versus 2005
	Increase (decrease) due to
	Volume	Rate	Total
		(Dollars in thousands)
Interest-earning assets:
Loans receivable	$70	$478	$548
Investments securities	($12)	($9)	($21)
Interest-bearing deposits with other banks	($30)	$52	$22

Total interest-earning assets	28	521	549

Interest-bearing liabilities:
Interest — bearing demand deposits	$8	$8	$16
Money market deposits	($7)	$39	$32
Savings deposits	($12)	($14)	($26)
Certificates of deposit	$170	$299	$469
Borrowings	$11	$52	$63

Total interest-bearing liabilities	170	384	554

Net interest income	($141)	$136	($5)

	Nine Months ended,
	September 30,
	2006 versus 2005
	Increase (decrease) due to
	Volume	Rate	Total
		(Dollars in thousands)
Interest-earning assets:
Loans receivable	$64	$1,469	$1,533
Investments securities	($5)	(41)	(46)
Interest-bearing deposits with other banks	$2	20	22

Total interest-earning assets	61	1,448	1,509

Interest-bearing liabilities:
Interest — bearing demand deposits	$7	39	46
Money market deposits	($16)	56	40
Savings deposits	($13)	(70)	(83)
Certificates of deposit	$104	937	1,041
Borrowings	$19	226	245

Total interest-bearing liabilities	100	1,189	1,289

Net interest income	($39)	$259	$220

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
For the nine months ended September 30, 2006, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
Management’s opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other, but do not always move in correlation with each other. The Company’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company’s performance.
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
The minimum requirements are:

	Total	Tier 1	Tier 1
	Capital to	Capital to	Capital to
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%
The following table illustrates the Company’s risk-weighted capital ratios at September 30, 2006:
( in thousands)

September 30
Risk-Weighted Capital Ratios	2006
Tier 1 Capital	$30,004
Total risk-based capital	$32,788
Risk-weighted assets	$223,466
Average total assets	$318,625

Tier 1 capital to average assets	9.42%
Tier 1 risk-based capital ratio	13.43%
Total risk-based capital ratio	14.67%
Item 3 Quantitative and Qualitative Disclosures about Market Risk
ASSET AND LIABILITY MANAGEMENT
The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing and maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-

bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2006 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2006 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2006 for portfolio equity:

	Increase	Decrease
	200	200
	BP	BP
Net interest income — increase (decrease)	8.2%	(9.1)%
Portfolio equity — increase (decrease)	(3.1)%	1.5%
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
As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal control or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
The following table summarizes the treasury stock purchased by the issuer during the third quarter of 2006:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Shares Purchased	Per Share	Announced Program	the Program
September, 2006	783	$41.75	783	64,350
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

MIDDLEFIELD BANC CORP.
Date: November 9, 2006	By:	/s/Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer