Form 10-K
period 2006-12-31
MIDDLEFIELD BANC CORP
filed 2007-03-30
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2006
Commission File Number: 33-23094
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1585111

(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)
15985 East High Street, Middlefield, Ohio 44062-0035
(440) 632-1666
( Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices )
Securities registered pursuant to section 12(b) of the Act : none
Securities registered pursuant to section 12(g) of the Act : common stock, without par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes ☐ No ☑
     The aggregate market value on June 30, 2006 of common stock held by non-affiliates of the registrant was approximately $60.0 million. As of March 20, 2007, there were 1,525,324 shares of common stock issued and outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statements for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference into Part I and Part II of this report.

i

Item 1 — Business
          Middlefield Banc Corp . Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Middlefield”) is a one-bank holding company registered under the Bank Holding Company Act of 1956. Its sole subsidiary is The Middlefield Banking Company (the “Bank”), an Ohio-chartered commercial bank that began operations in 1901. The bank engages in a general commercial banking business in northeastern Ohio. Our principal executive offices are located at 15985 East High Street, Middlefield, Ohio 44062-0035, and our telephone number is (440) 632-1666.
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
          The Middlefield Banking Company . The Middlefield Banking Company was chartered under Ohio law in 1901. The bank offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (NOW) accounts; money market accounts; time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans; safe deposit facilities, and travelers’ checks. The bank offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.
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
     Pending Transaction with Emerald Bank. Middlefield Banc Corp. has entered into an Agreement and Plan of Merger for the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in the city of Dublin in Franklin County, Ohio. Established on June 1, 2004, at December 31, 2006 Emerald Bank had total assets of approximately $41.2 million, total shareholders’ equity of approximately $5.2 million, and a net loss for the year ended December 31, 2006 of approximately $676,000. Emerald Bank has one banking office.
Middlefield Banc Corp. organized an interim bank subsidiary under Ohio commercial bank law to carry out the merger with Emerald Bank. At the effective time of the merger, Emerald Bank will merge into the new interim subsidiary, which will be the surviving corporation and which will thereafter operate under the name Emerald Bank as a wholly owned commercial bank subsidiary of Middlefield Banc Corp. Subject to possible adjustment if Emerald Bank’s stockholders’ equity is not at least $5.3 million at the end of the month immediately before the month in which the merger occurs (disregarding the effect costs associated with the merger transaction have had on Emerald Bank’s shareholders’ equity), the total purchase price for Emerald Bank is expected to be $7,326,890. One half of the merger consideration is payable in cash and the other half in shares of Middlefield Banc Corp. common stock.
The merger is subject to bank regulatory approval and to approval of Emerald Bank stockholders. The meeting at which Emerald Bank stockholders will consider and vote upon the transaction is scheduled for March 29, 2007. Middlefield has received approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Ohio Division of Financial Institutions for the acquisition of Emerald Bank. Assuming Emerald Bank shareholder approval is also obtained, Middlefield expects that the transaction with Emerald Bank will be completed in April 2007. As a condition to obtaining Federal Reserve Board approval of the proposed acquisition of Emerald Bank, Middlefield expects to enter into an agreement with the Federal Reserve Board that will require Middlefield to take certain actions to improve Emerald Bank’s earnings, prospects, and financial condition and strengthen Emerald’s management. The terms of the agreement and the precise actions that will be required have not yet been determined, nor has the time period within which the required actions must be taken. Middlefield expects that if Emerald Bank cannot be restored to well-managed and well-capitalized status within the required period Middlefield will cause Emerald Bank to be merged into The Middlefield Banking Company and operated as a division, rather than continuing to operate as a separate subsidiary.
Market Area . The Middlefield Banking Company’s market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefiting from the area’s proximity both to Cleveland and Warren, population and income levels have maintained steady growth over the years.
     Competition . The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs) and investing in technology to permit telephone, personal computer, and internet banking. While all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional “brand names,” providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve. The Middlefield Banking Company seeks to take competitive advantage of its local orientation and community banking profile. It competes for loans principally through responsiveness to customers and its ability to communicate effectively with them and understand and address their needs. The bank competes for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. The bank seeks to provide high quality banking service to professionals and small and mid-sized businesses, as well as individuals, emphasizing quick and flexible responses to customer demands.
          Forward-looking Statements . This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about Middlefield Banc Corp. and subsidiaries. Information incorporated in this document by reference, future filings by Middlefield Banc Corp. on Form 10-Q and Form 8-K, and future oral and written statements by Middlefield Banc Corp. and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.
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
     Lending — Loan Portfolio Composition and Activity . The Middlefield Banking Company makes residential mortgage and commercial mortgage loans, home equity loans, secured and unsecured consumer installment loans, commercial and industrial loans, and real estate construction loans for owner-occupied and rental properties. The bank’s loan policy aspires to a loan composition mix consisting of approximately 60% to 70% residential real estate loans, 35% to 40% commercial loans, consumer loans of 5% to 15%, and credit card accounts of up to 5%.
     Although Ohio bank law imposes no material restrictions on the kinds of loans The Middlefield Banking Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank’s real-estate secured loans are secured by real property in northeastern Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as The Middlefield Banking Company may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on The Middlefield Banking Company’s lending. The Middlefield Banking Company can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The Middlefield Banking Company’s internal policy is to maintain its credit exposure to any one borrower at less than $3.0 million, which is comfortably within the range of the bank’s legal lending limit. As of December 31, 2006, the bank’s 15%-of-capital limit on loans to a single borrower was approximately $4.8 million.
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

     The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2006, 2005, and 2004, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$68,496	27.49	$65,162	27.84%	$52,148	24.18%	$42,063	21.81%	$32,916	18.82%
Real estate construction	2,458	0.99	2,725	1.16	3,144	1.46	3,434	1.78	3,207	1.83
Mortgage:
Residential	162,917	65.38	151,982	64.93	147,425	68.36	134,007	69.48	123,844	70.79
Commercial	9,949	3.99	8,208	3.51	7,027	3.26	7,866	4.08	9,521	5.44
Consumer installment	5,371	2.16	5,978	2.56	5,909	2.74	5,510	2.85	5,455	3.12

Total loans	249,191	100	234,055	100%	215,653	100%	192,880	100%	174,943	100%

Less:
Allowance for loan losses	2,849		2,841		2,623		2,521		2,300

Net loans	$246,342		$231,214		$213,030		$190,359		$172,643

Net loans as a percent of total assets	72.27%		74.29%		73.15%		72.55%		76.31%

     The following table presents maturity information for the loan portfolio at December 31, 2006. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2006
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:

In one year or less	$20,312	$933	$58,677	$904	$1,552	$82,378
After one year through five years	30,294	817	77,605	4,735	3,508	116,959
After five years	17,890	708	26,635	4,310	311	49,854

Total amount due	$68,496	$2,458	$162,917	$9,949	$5,371	$249,191

Loans due on demand and overdrafts are included in the amount due in one year or less. The Middlefield Banking Company has no loans without a stated schedule of repayment or a stated maturity.
The following table shows the dollar amount of all loans due after December 31, 2007 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2007 that have floating or adjustable rates

	Fixed	Adjustable
(Dollars in thousands)	Rate	Rate	Total
Commercial and industrial	$22,823	$25,361	$48,184
Real estate construction	722	803	1,525
Mortgage:
Residential	26,812	77,428	104,240
Commercial	4,668	4,377	9,045
Consumer installment	3,787	32	3,819

	$58,812	$108,001	$166,813

Residential Mortgage Loans . A significant portion of the bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $163 million or 65.4% of the bank’s total loan portfolio at December 31, 2006.
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
     Before 1996, nearly all residential mortgage loans originated by the bank were written on a balloon-note basis. During 1996, the bank began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the bank began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 74.3% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2006 was adjustable rate. The bank’s mortgage loans are ordinarily retained in the loan portfolio. The bank’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.
     The bank’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The bank’s home equity loans generally have terms of 10 years.
     At December 31, 2006, residential mortgage loans of approximately $1,060,000 were over 90 days delinquent or nonaccruing on that date, representing 0.65% of the residential mortgage loan portfolio.
     Commercial and Industrial Loans and Commercial Real Estate Loans . The bank’s commercial loan services include —
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
     At December 31, 2006, commercial and commercial real estate loans totaled $78.4 million, or 31.5% of the bank’s total loan portfolio. At December 31, 2006, commercial and commercial real estate loans of approximately $274,000 were over 90 days delinquent or non-accruing on that date, and represented 0.35% of the commercial and commercial real estate loan portfolios.

     Real Estate Construction . The Middlefield Banking Company originates several different types of loans that it categorizes as construction loans, including —
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
     At December 31, 2006, real estate construction loans totaled $2.5 million, or 1.0% of the bank’s total loan portfolio. There were no real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing.
     Consumer Installment Loans . The bank’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The bank does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The bank maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.
     According to the bank’s loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to two and one-half years. Real estate security generally is required for consumer loans having terms exceeding five years.
     At December 31, 2006, the bank had approximately $5.4 million in its consumer installment loan portfolio, representing 2.16% of total loans. Consumer installment loans of approximately $55,000 were over 90 days delinquent or nonaccruing on that date, representing 1.02% of the installment loan portfolio.
     Loan Solicitation and Processing . Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by bank personnel and walk-in customers.
     When a loan request is made, the bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The bank’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies each individual officer’s loan approval authority, including residential mortgage loans up to $400,000 for the President, Executive Vice President and the Senior Lender, and secured commercial loans up to $300,000 for the Executive Vice President and the Senior Commercial Lender.
Loans exceeding an individual officer’s approval authority are submitted to a committee consisting of loan officers, which has authority to approve loans up to $300,000. The full board acts as a loan committee for loans exceeding that amount.
     Income from Lending Activities . The bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The bank also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements included herein contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.
     Nonperforming Loans . Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the bank’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The bank also collects late charges on commercial loans.
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

     Classified Assets . FDIC regulations governing classification of assets require nonmember commercial banks — including The Middlefield Banking Company — to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection of principal in full — on the basis of currently existing facts, conditions, and values — highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the bank to risk sufficient to warrant classification in one of the above categories, but that possess some weakness, are required to be designated “special mention” by management.
     When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2006, 2005, and 2004 classified assets were as follows:

			Classified Assets atDecember 31,
	2006		2005		2004		2003		2002
				Percent		Percent		Percent		Percent
(Dollars in		Percent of		of total		of total		of total		of total
thousands)	Amount	total loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Classified loans:
Special mention	$7,394	2.97%	$6,567	2.81%	$4,094	1.90%	$2,876	1.49%	4,713	2.69%
Substandard	1,515	0.61%	2,020	0.86%	3,097	1.44%	1,920	1.00%	1,285	0.74%
Doubtful	—	—	—	—	163	0.08%	199	0.10%	280	0.16%
Loss	—	—	—	—	—	—	—	—	—	—

Total amount due	$$8,909	3.58%	$$8,587	3.67%	$$7,354	3.42%	$$4,995	3.41%	$6,278	3.59%

Investments . Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. The bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio bank law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Similar to the legal lending limit on loans to any one borrower, Ohio bank law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These Ohio bank law provisions have not been a material constraint upon the bank’s investment activities.
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

	Investment Portfolio Amortized Cost and
	Estimated Value at December 31,
	2006				2005				2004
		Gross	Gross	Estimated		Gross	Gross	Estimated		Gross	Gross	Estimated
		unrealized	unrealized	market	Amortized	unrealized	unrealized	market	Amortized	unrealized	unrealized	market
(Dollars in thousands)	Amortized cost	gains	losses	value	cost	gains	losses	value	cost	gains	losses	value
Available for Sale:

U.S. Government agency securities	$7,253	$2	$(110)	$7,145	$7,261	$10	$(112)	$7,159	$5,273	$71	$(18)	$5,326

Obligations of states and political subdivisions:

Taxable	749	—	(22)	727	748	—	(23)	725	748	—	(11)	737

Tax-exempt	38,182	140	(354)	37,968	28,231	98	(331)	27,998	21,239	303	(66)	21,477

Corporate securities	—	—	—	—	—	—	—	—	—	—	—	—

Mortgage-backed securities	16,959	—	(490)	16,469	22,229	16	(640)	21,605	29,625	81	(403)	29,302
Equity securities	694	48	(3)	739	444	1	(45)	400	399	—	—	399

Total	$63,837	$190	$(979)	$63,048	$58,913	$125	$(1,151)	$57,887	$57,284	$455	$(498)	$57,241

Held to Maturity:

Obligations of states and political subdivisions:
Taxable	—	—	—	—	—	—	—	—	—	—	—	—

Tax-exempt	126	8	—	134	221	12	—	233	221	22	—	—

Total	$126	$8	$—	$134	$221	$12	$—	$233	$221	$22	$—	$244

Total Investment Securities	$63,963	$198	$(979)	$63,182	$59,134	$137	$(1,151)	$58,120	$57,505	$477	$(498)	$57,485

The following table sets forth the amortized cost and estimated market value of the bank’s investment portfolio at the dates indicated.

	31-Dec-06
									Total investment securities and mortgage-
	One year or less		More than one to five years		More than five to ten years		More than ten years		backed securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield	value
U.S. Government agency securities	$652	5.88	$3,607	4.75	$2,994	4.70	$—	—	$7,253	4.83	$7,145
Obligations of states and political subdivisions:

Taxable	—	—	749	3.83	—	—	—	—	749	3.83	727

Tax-exempt	4,333	3.78	7,296	3.91	6,829	4.18	19,723	4.39	38,181	4.19	37,968

Mortgage-backed securities	—	—	153	5.00	1,037	5.02	15,770	4.64	16,960	4.67	16,469

Equity Securities	694	—	—	—	—	—	—	—	694	—	739

Total	$5,679	3.56%	$11,805	4.18%	$10,860	4.40%	$35,493	4.50%	$63,837	4.34%	$63,048

The contractual maturity of investment securities at December 31, 2006 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.
     As of December 31, 2006, the bank also held 15,073 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The bank’s minimum investment in FHLB stock at December 31, 2006 was approximately $1,507,300.
     Sources of Funds — Deposit Accounts . Deposit accounts are a major source of funds for the bank. The bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The bank also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.
     The following table shows the amount of time deposits of $100,000 or more as of December 31, 2006, including certificates of deposit, by time remaining until maturity.

	Maturity of Time Deposits of
	$100,000 or more at
	December 31, 2006
Time Remaing to Maturity	Amount	Percent of Total
Within three months	$4,991,253	13.73%
Beyond three but within six months	6,024,266	16.58
Beyond six but within twelve months	7,345,317	20.21
Beyond one year	17,983,463	49.48

Total	$36,344,299	100.00%

     Borrowings . Deposits and repayment of loan principal are the bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2006, the bank had $27.9 million of FHLB borrowings outstanding. Middlefield also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
     The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase are summarized as follows:

	2006	2005	2004
Balance at year-end	$1,609,738	$6,710,914	1,871,763
Average balance outstanding	3,281,340	1,844,018	298,500
Maximum month-end balance	8,245,406	6,710,914	2,057,054

Weighted-average rate at year-end	4.35%	4.38%	3.80%

Weighted-average rate during the year	5.10	5.63	0.73
Personnel .
     As of December 31, 2006 Middlefield and the bank had 80 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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
     Regulation of Bank Holding Companies — Bank and Bank Holding Company Acquisitions . The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before —
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
     Nonbanking Activities . With some exceptions, the Bank Holding Company Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities;

owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.
     Financial Holding Companies . On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a “financial holding company.” Financial holding companies may engage in any activity that is —
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
     The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. Middlefield is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Although Middlefield has become a financial holding company, Middlefield has no immediate plans to use the expanded authority to engage in activities other than those in which it is currently engaged. Federal Reserve Board rules require that all of the depository institution subsidiaries of a financial holding company be and remain well capitalized and well managed. If all depository institution subsidiaries of a financial holding company do not remain well capitalized and well managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days. In the meantime the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities. If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary. As a condition to obtaining Federal Reserve Board approval of the proposed acquisition of Emerald Bank, Middlefield expects to enter into an agreement with the Federal Reserve Board that will require Middlefield to take certain actions to improve Emerald Bank’s earnings, prospects, and financial condition and strengthen Emerald’s management. The terms of the agreement and the precise actions that will be required have not yet been determined, nor has the time period within which the required actions must be taken. Middlefield expects that if Emerald Bank cannot be restored to well-managed and well-capitalized status within the required period Middlefield will cause Emerald Bank to be merged into The Middlefield Banking Company and operated as a division, rather than continuing to operate as a separate subsidiary.
          Holding Company Capital and Source of Strength . The Federal Reserve considers the adequacy of a bank holding company’s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. In general, bank holding companies are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and Tier 1 capital — consisting principally of stockholders’ equity — of at least 4%. Bank holding companies are also subject to a leverage ratio requirement. The minimum required leverage ratio for the very highest rated companies is 3%, but as a practical matter the minimum required leverage ratio for most bank holding companies is 4% or higher. It is also Federal Reserve Board policy that bank holding companies serve as a source of strength for their subsidiary banking institutions.
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
     Federal Deposit Insurance . The FDIC insures deposits of banks, savings banks, and savings associations, and it safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund. Deposits in savings associations are insured through the Savings Association Insurance Fund.
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
     Interstate Banking and Branching . In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act eased restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application by an adequately capitalized and adequately managed bank holding company to acquire a bank located in a state other than the acquiring company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve acquisition of a bank that has not been in existence for the minimum time period (up to five years) specified by the statutory law of the acquired, or “target,” bank’s state. The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company if the limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.
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
     Capital — Risk-Based Capital Requirements . The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”
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
     Prompt Corrective Action . To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A financial institution’s operations can be significantly affected by its capital classification. For example, an institution that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution’s capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.
     The following table illustrates the capital and prompt corrective action guidelines applicable to Middlefield, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2006.

		Minimum	Minimum
	At	Necessary to	Necessary to be
	December	be Well	Adequately
	31, 2006	Capitalized	Capitalized
Total Risk-Based Capital Ratio	18.05%	10.00%	8.00%
Tier 1 Risk-Based Capital Ratio	16.82%	6.00%	4.00%
Leverage Ratio	11.82%	5.00%	4.00%
     Limits on Dividends and Other Payments . Middlefield’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the bank. Under Ohio bank law, an Ohio-chartered bank may not pay a cash dividend if the amount of the dividend exceeds “undivided profits,” which is defined in Ohio bank law to mean the cumulative undistributed amount of the bank’s net income. But with the approval of two thirds of the outstanding shares and approval of the superintendent of the Division of Financial Institutions, an Ohio-chartered bank may pay cash dividends from surplus. Lastly, approval of the superintendent is also required if the total of all dividends and distributions declared on the bank’s shares in any year exceeds the total of the bank’s net income for the year plus retained net income for the two preceding years.
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
     Recent Legislation . On July 30, 2002 the Sarbanes-Oxley Act of 2002 became law. The goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures made under the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.
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
     Transactions with Affiliates . Although the bank is not a member bank of the Federal Reserve System, it is required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act — pertaining to transactions with affiliates — as if it were a member bank. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act —
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
     Community Reinvestment Act . Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation — consistent with safe and sound operation — to address the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance.
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
     Federal Home Loan Banks . The Federal Home Loan Banks serve as credit sources for their members. As a member of the FHLB of Cincinnati, The Middlefield Banking Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its and the amount of loans, or “advances,” from the FHLB. The bank is in compliance with this requirement, with an investment in FHLB stock of $1,507,300 at December 31, 2006.
     Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.
     State Banking Regulation . As an Ohio-chartered bank, the bank is subject to regular examination by the Ohio Division of Financial Institutions. State banking regulation affects the internal organization of the bank as well as its savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The Ohio Division of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist it may take possession and control of an Ohio-chartered bank.
     Monetary Policy . The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is regulation of aggregate national credit and money supply. The Federal Reserve Board accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions’ loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve Board monetary policy has had a significant effect on the operating results of financial institutions in the past, and it can be expected to influence operating results in the future.
Item 1.A — Risk Factors
     Our market is very competitive . We face competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. We face additional competition for deposits from non-depository institutions such as mutual funds, securities and brokerage firms, and insurance companies.
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
     The bank does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers . The northeastern Ohio market in which The Middlefield Banking Company operates has a high concentration of financial institutions. Many of the financial institutions operating in our market are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. More geographically diversified than The Middlefield Banking Company, they are therefore less vulnerable to adverse changes in our local economy. And many of these institutions offer services that we do not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities than The Middlefield Banking Company can provide. Likewise, some of the competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which The Middlefield Banking Company is subject. Because The Middlefield Banking Company is smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. The Middlefield Banking Company accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.

     The business of banking is changing rapidly with changes in technology, which poses financial and technological challenges to small and mid-sized institutions . With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Financial institutions’ success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of The Middlefield Banking Company’s competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than The Middlefield Banking Company, or to provide products and services that The Middlefield Banking Company is not able to provide economically. We cannot assure you that we will be able to develop and implement new technology-driven products or services or that we will be successful in marketing these products or services to customers.
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
     The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not stockholders . Middlefield Banc Corp. and The Middlefield Banking Company are and will remain subject to extensive state and federal government supervision and regulation. Affecting many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which our services can be offered, and numerous other matters, state and federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance funds administered by the FDIC. Protection of stockholders is not a goal of banking regulation.
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
     Success in the banking industry requires disciplined management of lending risks . There are many risks in the business of lending, including risks associated with the duration over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and risks resulting from changes in the value of loan collateral. We maintain an allowance for loan losses based on historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality, among other things. Our judgment about the adequacy of the loan loss allowance is based on assumptions that we believe are reasonable but that might nevertheless prove to be incorrect. We can give you no assurance that the allowance will be sufficient to absorb future charge-offs. Additions to the loan loss allowance could occur, which would decrease net income and capital.
     Changing interest rates have a direct and immediate impact on financial institutions . The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. In the early 1990s, many banking organizations experienced historically high interest rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings. Since then, however, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressures. It has become increasingly difficult for depository institutions to maintain deposit growth at the same rate as loan growth. Under these circumstances, to maintain deposit growth an institution might have to offer more attractive deposit terms, further narrowing the institution’s interest rate spread. Middlefield cannot assure you that interest rate spreads will not narrow even more or that higher interest rate spreads will return.
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
     An economic downturn in our market area would adversely affect our loan portfolio and our growth prospects . Our lending market area is concentrated in northeastern Ohio, particularly Geauga, Portage, Trumbull and Ashtabula Counties. A high percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.

     Middlefield common stock is very thinly traded, and it is therefore susceptible to wide price swings . Middlefield’s common stock is not traded or authorized for quotation on any exchanges or on Nasdaq. However, bid prices for Middlefield common stock appear from time to time in the pink sheets under the symbol “MBCN.” The “pink sheets” is a quotation servive for over-the-counter securities that is maintained by Pink Sheets LLC, a private company. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or Nasdaq. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of Middlefield common stock, matching interested buyers and sellers.
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
     Government regulation could restrict our ability to pay cash dividends . Dividends from the bank are the only significant source of cash for Middlefield. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to Middlefield. As of December 31, 2005 the bank could have declared dividends of approximately $4.1 million to Middlefield without having to obtain advance regulatory approval. We cannot assure you that the bank’s profitability will continue to allow it to pay dividends to Middlefield, and we therefore cannot assure you that Middlefield will be able to continue paying regular, quarterly cash dividends.
     We could incur liabilities under federal and state environmental laws if we foreclose on commercial properties . A high percentage of the bank’s loans are secured by real estate. Although the vast majority of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on. The bank currently does not own any property acquired by foreclosure. However, the bank has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, the bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, they might not be financially solvent or they might be unable to bear the full cost of clean up. Regardless of whether it forecloses on property, it is also possible that a lender exercising unusual influence over a borrower’s commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.
     Middlefield does not have acquisition experience . Many financial institutions and holding companies achieve growth through mergers and acquisitions. Although Middlefield has never undertaken acquisition of another institution, from time to time Middlefield explores potential acquisitions. Management holds informal discussions about possible acquisitions of other institutions with some frequency, as it believes management of many institutions do. In the vast majority of cases, however, those discussions never progress beyond the most preliminary or exploratory stages. Sometimes preliminary discussions do progress beyond that point, but for one reason or another they nevertheless do not progress to the point of negotiating terms of an acquisition. Discussions of this sort have become routine among financial institutions both large and small. Investors may generally assume that these discussions have occurred and will occur again, but Middlefield cautions investors not to assume that discussions will actually lead to an acquisition by Middlefield, although that could occur.
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

Item 2 — Properties
     The bank’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio 44062-1666

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	Leased	three-year lease renewed in November 2004, with option to renew for six additional consecutive three-year terms

Chardon Branch	Geauga	Owned	opened in September, 2001
348 Center Street
Chardon, Ohio

Orwell Branch 30 South Maple Avenue Orwell, Ohio	Ashtabula	Owned	opened in April, 2003

Newbury Branch 11110 Kinsman Road Newbury, Ohio	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms

Cortland Loan Production 130 Windsor Drive Cortland, Ohio	Trumbull	Leased	one-year lease dated November 2006, with option to renew
At December 31, 2006 the net book value of the bank’s investment in premises and equipment totaled $6.7 million.
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
Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of Middlefield Banc Corp.’s security holders during the fourth quarter of 2006.

Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for Middlefield’s Common Equity and Related Stockholder Matters” in Middlefield’s 2006 Annual Report to Shareholders on page ?? and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”
Item 6 — Selected Financial Data
     The above-captioned information appears under “Selected Financial Data” in Middlefield’s 2006 Annual Report to Shareholders and is incorporated herein by reference.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Middlefield’s 2006 Annual Report to Shareholders and is incorporated herein by reference.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “ Interest Rate Sensitivity Simulation Analysis in Middlefield’s 2006 Annual Report to Shareholders and is incorporated herein by reference.
Item 8 — Financial Statements and Supplementary Data
     The Consolidated Financial Statements of Middlefield Banc Corp. and its subsidiary, together with the report thereon by S.R. Snodgrass, A.C. appears in the Middlefield’s 2006 Annual Report to Shareholders and are incorporated herein by reference.
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9a — Controls and Procedures
     Middlefield’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Middlefield’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Middlefield’s disclosure controls and procedures as of December 31, 2006 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in Middlefield’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Middlefield’s internal control over financial reporting.
     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America.
     There have been no significant changes in Middlefield’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.
Item 9b — Other Information
None

Part III
Item 10 — Directors and Executive Officers of the Registrant
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Item 11 — Executive Compensation
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Item 13 — Certain Relationships and Related Transactions
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Item 14 — Principal Accountant Fees and Services
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Part IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

Page No.
Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006:
Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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
(a)(3) Exhibits
     See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

exhibit
number	description	location
2	Agreement and Plan of Merger among Middlefield Banc Corp., EB Interim Bank, and Emerald Bank, dated as of November 15, 2006, as amended by Amendment No. 1	Incorporated by reference to the prospectus/proxy statement, Appendix A, contained in Part I of Form S-4 Registration Statement Amendment No. 1 filed on February 9, 2007. Disclosure schedules referred to in the Agreement and Plan of Merger are omitted in reliance on Item 601(b)(2) of Regulation S-K. Upon request of the SEC, Middlefield Banc Corp. will furnish supplementally to the SEC a copy of the disclosure schedules

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Ban Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1
Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1 *	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.2 *	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.3 *	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and James R. Heslop II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006 exhibit
number	description	location
10.4 *	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Jay P. Giles	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.1 *	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Teresa M. Hetrick	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.2 *	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Jack L. Lester	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.3 *	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.4 *	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.5 *	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6 *	Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.7 *	Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.8 *	Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.9 *	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10 *	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11 *	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002 exhibit
number	description	location
10.12 *	Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.13 *	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14 *	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15 *	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16 *	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17 *	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19 *	DBO Agreement with James R. Heslop II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20 *	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21 *	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001 exhibit
number	description	location
10.22 *	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23 *	Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

10.24 *	Executive Deferred Compensation Agreement with James R. Heslop II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

10.25 *	Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

13	Portions of the Annual Report for the year ended December 31, 2006 incorporated by reference into this Form 10-K	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

*	management contract or compensatory plan or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
March 21, 2007		President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 21, 2007

Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 21, 2007

Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne	March 21, 2007

Richard T. Coyne, Director

/s/ Frances H. Frank	March 21, 2007

Frances H. Frank, Director

/s/ Thomas C. Halstead	March 21, 2007

Thomas C. Halstead, Director

/s/ James R. Heslop, II	March 21, 2007

James R. Heslop, II, Executive Vice President, Chief Operating Officer, and Director

/s/ Donald D. Hunter	March 21, 2007

Donald D. Hunter, Chairman of the Board and Director

/s/ James McCaskey	March 21, 2007

James McCaskey, Director

/s/ Carolyn Turk	March 21, 2007

Carolyn Turk, Director

/s/ Donald E. Villers	March 21, 2007

Donald E. Villers, Director

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Middlefield Banc Corp.
We have audited the accompanying consolidated balance sheet of Middlefield Banc Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlefield Banc Corp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ S. R. Snodgrass, A.C.

S. R. Snodgrass, A.C.
Wexford, PA
February 28, 2007