Form 10-Q
period 2007-03-31
MIDDLEFIELD BANC CORP
filed 2007-05-15
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10 - Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Class: Common Stock, without par value
Outstanding at May 10, 2007: 1,522,691

MIDDLEFIELD BANC CORP.
INDEX

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet (Unaudited) as of March 31, 2007 and December 31, 2006
Consolidated Statement of Income (Unaudited) for the Three Months ended March 31, 2007 and 2006
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Three Months ended March 31, 2007
Consolidated Statement of Cash Flows (Unaudited) for the Three Months ended March 31, 2007 and 2006
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered sales of equity securities and use of proceeds
Item 3. Default Upon Senior Securities
Item 4. Submissions of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8 - K
SIGNATURES

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31
	2007	2006
ASSETS
Cash and due from banks	$6,811,047	$6,893,148
Federal funds sold	8,200,000	6,200,000
Interest-bearing deposits in other institutions	552,487	546,454

Cash and cash equivalents	15,563,534	13,639,602
Investment securities available for sale	70,619,693	63,048,135
Investment securities held to maturity (estimated market value of $127,663 and $134,306)	119,899	125,853
Loans	254,776,398	249,190,534
Less allowance for loan losses	2,787,810	2,848,887

Net loans	251,988,588	246,341,647
Premises and equipment	6,688,641	6,742,465
Bank-owned life insurance	6,944,822	6,872,743
Accrued interest and other assets	5,278,668	4,081,259

TOTAL ASSETS	$357,203,845	$340,851,704

LIABILITIES
Deposits:
Noninterest-bearing demand	$39,375,477	$41,002,573
Interest-bearing demand	13,241,825	11,724,173
Money market	26,306,872	14,738,767
Savings	53,622,139	54,246,499
Time	154,979,513	149,338,181

Total deposits	287,525,826	271,050,193
Short-term borrowings	2,265,357	1,609,738
Other borrowings	34,793,179	36,112,738
Accrued interest and other liabilities	1,499,115	1,615,101

TOTAL LIABILITIES	326,083,477	310,387,770

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,525,324 and 1,519,887 shares issued	19,712,463	19,507,257
Retained earnings	15,108,995	14,685,971
Accumulated other comprehensive income	(492,783)	(520,987)
Treasury stock, at cost; 95,080 shares in 2007 and in 2006	(3,208,307)	(3,208,307)

TOTAL STOCKHOLDERS’ EQUITY	31,120,368	30,463,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$357,203,845	$340,851,704

See accompanying unaudited notes to the consolidated financial statements.

2

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$4,530,229	$3,985,618
Interest-bearing deposits in other institutions	55,889	3,121
Federal funds sold	131,235	3,579
Investment securities:
Taxable interest	266,114	305,970
Tax-exempt interest	382,785	245,151
Dividends on FHLB stock	25,495	17,197

Total interest income	5,391,747	4,560,636

INTEREST EXPENSE
Deposits	2,314,671	1,540,862
Short-term borrowings	152,292	60,823
Other borrowings	312,335	272,974

Total interest expense	2,779,298	1,874,659

NET INTEREST INCOME	2,612,449	2,685,977
Provision for loan losses	45,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,567,449	2,610,977

NONINTEREST INCOME
Service charges on deposit accounts	451,947	412,842
Investment securities losses, net	—	(5,868)
Earnings on bank-owned life insurance	72,079	53,222
Other income	97,602	90,130

Total noninterest income	621,628	550,326

NONINTEREST EXPENSE
Salaries and employee benefits	1,104,908	994,944
Occupancy expense	169,230	154,303
Equipment expense	121,791	92,213
Data processing costs	151,248	178,507
Ohio state franchise tax	96,000	90,000
Other expense	630,525	525,764

Total noninterest expense	2,273,702	2,035,731

Income before income taxes	915,375	1,125,572
Income taxes	163,000	308,000

NET INCOME	$752,375	$817,572

EARNINGS PER SHARE
Basic	$0.53	$0.58
Diluted	0.52	0.57

DIVIDENDS DECLARED PER SHARE	$0.240	$0.224
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2006	$19,507,257	$14,685,971	$(520,987)	$(3,208,307)	$30,463,934
Net income		752,375			752,375	$752,375
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $14,529			28,204		28,204	28,204

Comprehensive income						$780,579

Common stock issued	118,521				118,521
Dividend reinvestment plan	86,685				86,685
Cash dividends ($0.24 per share)		(329,351)			(329,351)

Balance, March 31, 2007	$19,712,463	$15,108,995	$(492,783)	$(3,208,307)	$31,120,368

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$752,375	$817,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,000	75,000
Investment securities losses, net	—	5,868
Depreciation and amortization	114,947	107,991
Amortization of premium and discount on investment securities	54,805	60,799
Amortization of deferred loan costs (fees)	(4,436)	(12,178)
Earnings on bank-owned life insurance	(72,079)	(53,222)
Deferred income taxes	244,251	—
Increase in accrued interest receivable	(454,521)	(217,479)
Increase in accrued interest payable	112,025	14,731
Other, net	(1,206,979)	(93,754)

Net cash provided by operating activities	(414,612)	705,328

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	1,200,126	1,262,100
Proceeds from sale of securities	—	664,838
Purchases	(8,783,756)	(100,818)
Investment securities held to maturity:
Proceeds from repayments and maturities	5,954	5,643
Increase in loans, net	(5,687,505)	(1,743,772)
Purchase of Federal Home Loan Bank stock	(22,700)	(20,400)
Purchase of bank-owned life insurance	—	(1,000,000)
Purchase of premises and equipment	(61,123)	(71,337)

Net cash used for investing activities	(13,349,004)	(1,003,746)

FINANCING ACTIVITIES
Net increase in deposits	16,475,633	4,818,208
Decrease in short-term borrowings, net	655,619	(2,592,206)
Repayment of other borrowings	(1,319,559)	(1,344,701)
Purchase of Treasury Stock	—	(55,801)
Common stock issued	118,521	158,880
Proceeds from dividend reinvestment plan	86,685	68,169
Cash dividends	(329,351)	(316,624)

Net cash provided by financing activities	15,687,548	735,925

Increase in cash and cash equivalents	1,923,932	437,507

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,639,602	5,821,164

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,563,534	$6,258,671

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,667,274	$1,859,928
Income taxes	450,000	50,000
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
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that Middlefield considers necessary to fairly state Middlefield’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 33-23094). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.
Recent Accounting Pronouncements
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
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company has determined the adoption of this standard did not have a material effect on the Company’s results of operation.
In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.
NOTE 2 – STOCK-BASED COMPENSATION
As of March 31, 2007, there was no unrecognized compensation cost related to unvested share-based compensation awards granted.
Stock option activity during the three months ended March 31, 2007 is as follows:

		Weighted-
		average
		Exercise
	2007	Price
Outstanding, January 1	73,607	$27.54
Granted	—	—
Exercised	(538)	26.36
Forfeited	—	—

Outstanding, March 31	73,069	$27.55

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

	For the Three
	Months Ended
	March 31,
	2007	2006
Weighted average common shares outstanding	1,521,191	1,508,653
Average treasury stock shares	(95,080)	(89,348)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share
	1,426,111	1,419,305
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	21,424	21,467

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,447,534	1,440,772

NOTE 4 – COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2007, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended March 31, 2006, comprehensive income totaled $780,579.
The following shows the components and activity of comprehensive income during the periods ended March 31, 2007 and 2006 (net of the income tax effect):

	For the Three Months
	Ended March 31,
	2007	2006
Unrealized holding losses arising during the period on securities held	28,204	(66,104)

Reclassification adjustment for gains included in net income	—	(3,873)

Net change in unrealized losses during the period	28,204	(69,977)
Unrealized holding (losses) gains, beginning of period	(520,987)	(677,088)

Unrealized holding losses, end of period	(492,783)	(747,065)

Net income	752,375	817,572
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	28,204	(69,977)

Comprehensive income	780,579	747,595

NOTE 5 – SUBSEQUENT EVENTS
On November 15, 2006 Middlefield Banc Corp. entered into an Agreement and Plan of Merger for the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in Dublin, Ohio. Middlefield Banc Corp. organized an interim bank subsidiary under Ohio commercial bank law to carry out the merger with Emerald Bank. The Agreement and Plan of Merger was amended on January 3, 2007 to make the new interim bank subsidiary, known as EB Interim Bank, a party to the agreement. At the effective time of the merger Emerald Bank merged into the new interim subsidiary, which will be the surviving corporation and which will thereafter operate under the name Emerald Bank as a wholly owned commercial bank subsidiary of Middlefield Banc Corp. The purchase price for Emerald Bank totaled $7,326,890 with one half of the merger consideration payable in cash and the other half in shares of Middlefield Banc Corp. common stock. The merger was approved by both bank regulators and Emerald Bank stockholders. The transaction was completed on April 19, 2007. Emerald Bank will operate as a separate banking subsidiary of Middlefield under the Emerald Bank name, employing a commercial bank charter.
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
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets ended the March 31, 2007 quarter at $357.2 million an increase of $16.4 million or 4.8% from end of year December 31, 2006. Investment securities available for sale, loans receivable, cash and cash equivalents and accrued interest and other assets increased $7.6 million, $5.7 million, $1.9 million and $1.2 million, respectively. The increase in total assets reflected a corresponding increase in total liabilities of $15.7 million or 5.1% and an increase in stockholders’ equity of $656,000 or 2.2%. The increase in total liabilities was primarily the result of increased deposits of $16.5 million, partially offset by decreases to other borrowing and accrued interest and other liabilities of $1.3 million, and $116,000, respectively. The increase in stockholders’ equity was the result of increases in retained earnings and common stock of $423,000 and $205,000, respectively.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents increased a combined $1.9 million or 14.1% to $15.6 million at March 31, 2007 from $13.6 million at December 31, 2006. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchase of bank-owned life insurance, security purchases and repayments of borrowed funds. The increase for the quarter ended March 31, 2006 can principally be attributed to increases in deposits.

Investment securities. Investment securities available for sale ended the March 31, 2007 quarter at $70.6 million an increase of $7.6 million or 12.0% from $63.1 million at December 31, 2006. During the quarter ended March 31, 2006 the Company recorded purchases of available for sale securities of $8.8 million, consisting of purchases municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $1.2 million during the three months ended March 31, 2007. In addition, the securities portfolio increased approximately $43,000 due to an increase in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Loans receivable increased $5.6 million or 2.2% to $254.8 million at March 31, 2007 from $249.2 million at December 31, 2006. The growth in the loan portfolio during the three months ended March 31, 2007, included increases in commercial loans of $4.7 million or 6.1%, mortgage loans of $572,000 or .4%, as well as home equity loans of $381,000 or 6.1%. This increase was partially offset with a decline of $83,000 or 1.5% in the consumer loan portfolio.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $1.7 million or 0.67% and $1.3 million or 0.54% of total loans at March 31, 2007 and December 31, 2006, respectively. The level of non-performing loans increased slightly since the end of 2006 yet remains stable in comparison to the bank’s historical levels.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $287.5 million or 88.6% of the Company’s total funding sources at March 31, 2007. Total deposits increased $16.5 million or 6.1% to $287.5 million at March 31, 2007 from $271.0 million at December 31, 2006. The increase in deposits is primarily related to the growth of the companies’ money market product which totaled $26.3 million at March 31, 2007 an increase of $11.6 million or 78.5% for the year. Certificates of deposit and interest-bearing demand accounts increased $5.6 million and $1.5 million respectively, while non-interest-bearing demand deposit and savings accounts declined $1.6 million and $624,000, respectively, during the three months ended March 31, 2007
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Borrowed funds declined $664,000 or 1.9% to $37.1 million at March 31, 2007 from $37.7 million at December 31, 2006. FHLB advances decreased $1.3 million or 3.7% while short-term borrowings increased $656,000 or 40.7%. The decline in FHLB advances was the result of the increase in the Company’s deposits.
Stockholders’ equity. Stockholders’ equity increased $656,000 or 2.2% to $31.1 million at March 31, 2007 from $30.5 million at December 31, 2006. The increase in stockholders’ equity was the result of increases in common stock, accumulated other comprehensive income and retained earnings of $205,000, $28,000 and $423,000 respectively. The increase in common stock was due in part to activity of the dividend reinvestment program of $192,000 along with purchases of stock options totaling $14,000 for the quarter. The increase in stock due to the dividend reinvestment program was made up of optional cash payments totaling $105,000 along with $87,000 of reinvested dividends. The decrease of accumulated other comprehensive loss was the result of a increase in the mark to market of the Company’s securities available for sale portfolio.
RESULTS OF OPERATIONS
General. The Company recorded net income of $752,000 for the three months ended March 31, 2007, as compared to net income of $818,000 for the same period in the prior year. The $65,000 or 8.0% decline in net income for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was primarily attributable to a decrease in net interest income and non-interest expense of $74,000 and $238,000, respectively. These items were partially offset with an increase in non-interest income of $71,000 a net change in the provision for loan losses of $30,000 and a decline in the provision for income tax of $145,000.
Net interest income. Net interest income, the primary source of revenue growth for the Company, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Net interest income declined by $74,000 or 2.7% to $2.6 million for the three months ended March 31, 2007, compared to $2.7 million for the same period in the prior year. The decline in net interest income can be attributed to an increase in interest expense of $905,000 partially offset by an increase in interest income of $831,000 during a period of stagnant interest rates. The increase in interest expense resulted in a growth in the cost of funds of 100 basis points to 4.07% for the quarter ended March 31, 2007, compared to 3.07% for the same period in the prior year. This increase in the cost of funds negatively impacted net interest income but was partially offset by an increase in the yield on interest earning assets of 40 basis points to 6.89% for the quarter ended March 31, 2006, compared to 6.49% for the same period in the prior year.
Interest income. Interest income increased $831,000 or 18.2% to $5.4 million for the three months ended March 31, 2007, compared to $4.6 million for the same period in the prior year. This increase can be attributed to interest and fees on loans which was $545,000 higher than the same period in 2006.
Interest and fees on loans increased $545,000 or 13.7% to $4.5 million for the quarter ended March 31, 2007, compared to $4.0 million for the same period in the prior year. This increase was attributable to an increase in the average balance of loans receivable of $18.6 million or 8.0% to $252.3 million for the three months ended March 31, 2007, as compared to $233.7 million for the same period in the prior year.
Interest earned on securities increased $98,000 or 17.7% to $649,000 for the three months ended March 31, 2007, compared to $551,000 for the same period in the prior year. This increase in earnings was the result of both an increase in market rate as well as a $7.9 million increase in the average balance.
Interest expense. Interest expense increased $905,000 or 48.3% to $2.8 million for the three months ended March 31, 2007, compared to $1.9 million for the same period in the prior year. This increase in interest expense can be primarily attributed to increases in interest incurred on deposits and short-term borrowings of $774,000 and $91,000, respectively.
Interest incurred on deposits increased $774,000 or 50.2.0% to $2.3 million for the three months ended March 31, 2007, compared to $1.5 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of deposits of $27.8 million to $240.0 million for the three months ended March 31, 2007 from $212.2 million for the same period in the prior year.
Interest incurred on borrowed funds increased $131,000 or 39.2% to $465,000 for the three months ended March 31, 2007, compared to $334,000 million for the same period in the prior year. The increase was primarily attributable to an increase in the average cost of borrowed funds of 5.07% a 126 basis point increase for the three months ended March 31, 2007, compared to 3.81% for the same period in the prior year.
Provision for loan losses. The provision for loan losses for the quarter ended March 31, 2007 is the result of normal operations for the quarter. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2007 and December 31, 2006 amounted to $2.8 million or 1.09% and $2.9 million or 1.14%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 163.0% and 213.1% at March 31, 2007 and December 31, 2006, respectively.
Non-interest income. Non-interest income increased $71,000 or 13.0% to $622,000 for the three months ended March 31, 2007, compared to $550,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges and earnings on bank-owned life insurance of $39,000 and $19,000, respectively.

Fees and service charges increased $39,000 or 9.5% to $452,000 for the three months ended March 31, 2007, compared to $413,000 for the same period in the prior year. The increase to fees generated from checking accounts is a result of the continued growth in fees from overdraft services.
Non-interest expense. Non-interest expense increased $238,000 or 11.7% to $2.3 million for the three months ended March 31, 2007, from $2.0 million for the same period in the prior year. This increase was the result of increases in salaries and employee benefits, other expense and equipment expense of $110,000, $105,000 and $30,000, respectively. The leading factor in the increased expenses were employee and equipment costs associated with the addition of a full service branch located in Newberry Ohio as well as a loan production office in the Cortland Ohio market.
Provision for income taxes. The Company recognized $163,000 in income tax expense, which reflected an effective tax rate of 17.8% for the three months, ended March 31, 2007, as compared to $308,000 with an effective tax rate of 27.4% for the respective 2006 period.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2007, have remained unchanged from December 31, 2006.
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

	For the Three Months Ended March 31,
	2007			2006
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:
Loans receivable	252,303	$4,530	7.28%	233,710	$3,986	6.92%
Investments securities	65,419	705	5.59%	57,509	551	4.78%
Interest-bearing deposits with other banks	11,053	156	5.72%	1,805	24	5.39%

Total interest-earning assets	328,775	5,391	6.89%	293,024	4,561	6.49%

Noninterest-earning assets	19,842			17,132

Total assets	$348,617			$310,156

Interest-bearing liabilities:
Interest — bearing demand deposits	$12,062	69	2.32%	$10,287	29	1.14%
Money market deposits	22,975	256	4.52%	13,286	78	2.38%
Savings deposits	52,845	205	1.57%	62,048	245	1.60%
Certificates of deposit	152,178	1,785	4.76%	126,607	1,189	3.81%
Borrowings	37,130	464	5.07%	35,567	334	3.81%

Total interest-bearing liabilities	277,190	2,779	4.07%	247,795	1,875	3.07%

Noninterest-bearing liabilities
Other liabilities	40,857			34,640
Stockholders’ equity	30,570			27,721
Total liabilities and stockholders’ equity	$348,617			$310,156

Net interest income		$2,612			$2,686

Interest rate spread (2)			2.83%			3.42%
Net yield on interest-earning assets (3)			3.46%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.61%			118.25%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.
Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2007 and 2006, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	2007 versus 2006
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	317	227	544
Investments securities	93	61	154
Interest-bearing deposits with other banks	123	9	132

Total interest-earning assets	533	297	830

Interest-bearing liabilities:
Interest — bearing demand deposits	5	35	40
Money market deposits	57	121	178
Savings deposits	-36	-4	-40
Certificates of deposit	240	356	596
Borrowings	15	115	130

Total interest-bearing liabilities	281	623	904

Net interest income	$252	($326)	($74)

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
For the three months ended March 31, 2007, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
The minimum requirements are:

	Total	Tier 1	TIER 1
	Capital to	Capital to	Capital to
	Risk-Weighted	Risk-Weighted	Average
	Assets	Assets	Assets
Well capitalized	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%
Undercapitalized	6.00%	3.00%	3.00%
     The following table illustrates the Company’s risk-weighted capital ratios at March 31, 2007:

	31-Mar-07
	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$42,156,178	17.40
For Capital Adequacy Purposes	19,378,160	8.00
To Be Well Capitalized	24,222,700	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$31,120,368	12.85
For Capital Adequacy Purposes	9,689,080	4.00
To Be Well Capitalized	14,533,620	6.00

Tier I Capital
(to Average Assets)

Actual	$31,120,368	8.93
For Capital Adequacy Purposes	13,944,680	4.00
To Be Well Capitalized	17,430,850	5.00
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2006 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2007 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2007 for portfolio equity:

	Increase	Decrease
	+200	-200
	BP	BP
Net interest income — increase (decrease)	4.0%	(8.1)%

Portfolio equity — increase (decrease)	(3.6)%	(6.1)%
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
For information regarding factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part 1, Item 1A on Form 10-K for the fiscal year ended December 31, 2006. See also, “Forward-Looking Statements” included in Part 1, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes in risk factors since December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer.
     None
Item 3. Defaults upon senior securities
     None
Item 4. Submission of matters to a vote of security holders
     None
Item 5. Other information
     None
Item 6. Exhibits
(a)	The following exhibits are included in this Report or incorporated herein by reference:

Exhibit Number		Description	Location

2		Agreement and Plan of Merger among Middlefield Banc Corp., EB Interim Bank, and Emerald Bank, dated as of November 15, 2006, as amended by Amendment No. 1	Incorporated by reference to the prospectus/proxy statement, Appendix A, contained in Part I of Form S-4 Registration Statement Amendment No. 1 filed on February 9, 2007. Disclosure schedules referred to in the Agreement and Plan of Merger are omitted in reliance on Item 601(b)(2) of Regulation S-K. Upon request of the SEC, Middlefield Banc Corp. will furnish supplementally to the SEC a copy of the disclosure schedules

3.1		Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2		Regulations of Middlefield Ban Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4		Specimen stock certificate	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1		Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2		Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3		Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

Exhibit Number		Description	Location

10.2	*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.3	*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and James R. Heslop II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4	*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Jay P. Giles	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.1	*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Teresa M. Hetrick	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.2	*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Jack L. Lester	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.3	*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.4	*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.5	*	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.7	*	Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.8	*	Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

Exhibit Number		Description	Location

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	*	Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.13	*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14	*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15	*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17	*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

Exhibit Number		Description	Location

10.18	*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19	*	DBO Agreement with James R. Heslop II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

10.24	*	Executive Deferred Compensation Agreement with James R. Heslop II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

10.25	*	Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

99.2		Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

Exhibit Number	Description	Location

31	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.1	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

*	management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: May 11, 2007	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer