Form 10-Q
period 2007-06-30
MIDDLEFIELD BANC CORP
filed 2007-08-17
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission File Number 33-23094
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34–1585111
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
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
Class: Common Stock, without par value
Outstanding at August 10, 2007: 1,617,771

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$7,590,873	$6,893,148
Federal funds sold	4,299,341	6,200,000
Interest-bearing deposits in other institutions	559,550	546,454

Cash and cash equivalents	12,449,764	13,639,602
Investment securities available for sale	71,874,997	63,048,135
Investment securities held to maturity (estimated market value of $130,579 and $134,306)	119,899	125,853
Loans	302,528,037	249,190,534
Less allowance for loan losses	3,283,975	2,848,887

Net loans	299,244,062	246,341,647
Premises and equipment	6,831,770	6,742,465
Goodwill	3,224,264	123,175
Bank-owned life insurance	7,012,996	6,872,743
Accrued interest and other assets	5,649,867	3,958,084

TOTAL ASSETS	$406,407,619	$340,851,704

LIABILITIES
Deposits:
Noninterest-bearing demand	$41,348,568	$41,002,573
Interest-bearing demand	13,128,166	11,724,173
Money market	27,511,193	14,738,767
Savings	73,077,850	54,246,499
Time	171,792,572	149,338,181

Total deposits	326,858,349	271,050,193
Short-term borrowings	5,768,056	1,609,738
Other borrowings	37,225,371	36,112,738
Accrued interest and other liabilities	2,084,045	1,615,101

TOTAL LIABILITIES	371,935,821	310,387,770

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,621,550 and 1,519,887 shares issued	23,521,438	19,507,257
Retained earnings	15,644,003	14,685,971
Accumulated other comprehensive loss	(1,288,586)	(520,987)
Treasury stock, at cost; 100,080 shares in 2007 and 95,080 shares in 2006	(3,405,057)	(3,208,307)

TOTAL STOCKHOLDERS’ EQUITY	34,471,798	30,463,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,407,619	$340,851,704

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$5,315,387	$4,219,061	$9,845,616	$8,204,679
Interest-bearing deposits in other institutions	49,724	4,272	105,613	7,393
Federal funds sold	130,200	5,358	261,435	8,937
Investment securities:
Taxable interest	254,534	289,841	520,648	595,811
Tax-exempt interest	459,595	248,440	842,380	493,591
Dividends on FHLB stock	26,272	23,341	51,767	40,538

Total interest income	6,235,712	4,790,313	11,627,459	9,350,949

INTEREST EXPENSE
Deposits	2,869,444	1,677,832	5,184,115	3,218,694
Short-term borrowings	20,455	61,827	39,670	122,650
Other borrowings	469,473	297,890	914,885	570,864

Total interest expense	3,359,372	2,037,549	6,138,670	3,912,208

NET INTEREST INCOME	2,876,340	2,752,764	5,488,789	5,438,741

Provision for loan losses	69,391	75,000	114,391	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,806,949	2,677,764	5,374,398	5,288,741

NONINTEREST INCOME
Service charges on deposit accounts	481,055	435,842	933,002	848,684
Investment securities losses, net	—	—	—	(5,868)
Earnings on bank-owned life insurance	68,174	59,950	140,253	113,172
Other income	99,014	98,863	196,616	188,993

Total noninterest income	648,243	594,655	1,269,871	1,144,981

NONINTEREST EXPENSE
Salaries and employee benefits	1,040,092	835,105	2,145,000	1,830,049
Occupancy expense	198,278	113,544	367,508	267,847
Equipment expense	132,423	100,473	254,214	192,686
Data processing costs	161,471	158,279	312,719	336,786
Ohio state franchise tax	108,200	90,000	204,200	180,000
Other expense	680,369	600,631	1,310,894	1,126,395

Total noninterest expense	2,320,833	1,898,032	4,594,535	3,933,763

Income before income taxes	1,134,359	1,374,387	2,049,734	2,499,959
Income taxes	235,128	386,587	398,128	694,587

NET INCOME	$899,231	$987,800	$1,651,606	$1,805,372

EARNINGS PER SHARE
Basic	$0.60	$0.70	$1.13	$1.28
Diluted	0.59	0.69	1.11	1.26

DIVIDENDS DECLARED PER SHARE	$0.240	$0.224	$0.480	$0.448
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2006	$19,507,257	$14,685,971	$(520,987)	$(3,208,307)	$30,463,934

Net income		1,651,606			1,651,606	$1,651,606
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $395,390			(767,599)		(767,599)	(767,599)

Comprehensive income						$884,007

Purchase of treasury stock				(196,750)	(196,750)
Common stock issued	3,838,276				3,838,276
Dividend reinvestment plan	175,905				175,905
Cash dividends ($0.24 per share)		(693,574)			(693,574)

Balance, June 30, 2007	$23,521,438	$15,644,003	$(1,288,586)	$(3,405,057)	$34,471,798

	23,521,438	15,644,003	(1,288,586)	(3,405,057)	34,471,798
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,651,606	$1,805,372
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69,391	150,000
Investment securities losses, net	—	5,868
Depreciation and amortization	245,020	217,047
Amortization of premium and discount on investment securities	114,514	118,879
Amortization of deferred loan fees	(24,119)	(38,569)
Earnings on bank-owned life insurance	(140,253)	(113,172)
Increase in accrued interest receivable	(252,413)	83,472
Increase in accrued interest payable	125,237	67,380
Other, net	(380,472)	(199,086)

Net cash provided by operating activities	1,408,511	2,097,191

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	2,499,419	2,990,431
Proceeds from sale of securities	—	664,838
Purchases	(12,603,824)	(1,117,254)
Investment securities held to maturity:
Proceeds from repayments and maturities	5,954	5,643
Increase in loans, net	(13,738,759)	(6,347,224)
Acquisition of subsidiary bank	(1,828,301)	—
Purchase of Federal Home Loan Bank stock	(56,100)	(50,600)
Purchase of bank-owned life insurance	—	(1,000,000)
Purchase of premises and equipment	(98,112)	(119,723)

Net cash used for investing activities	(25,819,723)	(4,973,889)

FINANCING ACTIVITIES
Net increase in deposits	21,739,314	4,826,133
Increase (decrease) in short-term borrowings, net	4,158,319	(3,748,267)
Repayment of other borrowings	(2,137,367)	(1,987,727)
Proceeds from other borrowings	—	4,000,000
Purchase of Treasury Stock	(196,750)	(205,845)
Common stock issued	175,526	253,463
Proceeds from dividend reinvestment plan	175,905	147,554
Cash dividends	(693,574)	(633,313)

Net cash provided by financing activities	23,221,373	2,651,998

Increase in cash and cash equivalents	(1,189,838)	(224,700)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,639,602	5,821,164

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,449,764	$5,596,465

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,399,898	$3,844,828
Income taxes	450,000	625,000

Summary of business acquisition:
Fair value of tangible assets acquired	$42,657,925	$—
Fair value of core deposit intangible acquired	103,781	—
Fair value of liabilities assumed	(38,408,610)	—
Stock issued for the purchase of acquired company’s common stock	(3,662,750)	—
Cash paid in the acquisition	(3,887,110)	—

Goodwill recognized	$(3,196,764)	$—

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
In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s financial condition.
NOTE 2 — STOCK-BASED COMPENSATION
The Company adopted FAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS 123 pro-forma disclosures.
During the six months ended June 30, 2007, the Company recorded no compensation as no options vested during the year. As of June 30, 2007, there was approximately $26,435 of unrecognized compensation cost related to the unvested share-based compensation awards granted. That cost is expected to be recognized in 2007.
FAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS 123R, such excess tax benefits were presented as operating cash flows. Accordingly, there have been no excess tax benefits that have been classified as a financing cash inflow for the six months ended June 30, 2007 in the Consolidated Statements of Cash Flows.
Prior to adopting FAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The Company did not have any non-vested stock options outstanding during the periods ended June 30, 2006. There were no options issued during the three and six months ended June 30, 2006.

Stock option activity during the six months ended June 30, 2007 and 2006 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2007	Price	2006	Price
Outstanding, January 1	73,607	$27.54	78,020	$26.79
Granted	9,864	39.62	—	—

Exercised	(538)	26.36	(2,403)	24.21
Forfeited	—	—	—	—

Outstanding, June 30	82,933	$28.99	75,617	$26.87

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	1,601,124	1,509,554	1,561,378	1,511,504

Average treasury stock shares	(97,712)	(91,058)	(96,403)	(90,884)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,503,412	1,418,496	1,464,975	1,420,620

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	20,441	23,365	20,932	22,953

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,523,853	1,441,861	1,485,907	1,443,573

NOTE 4 — COMPREHENSIVE INCOME
     The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2007, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
     The following shows the components and activity of comprehensive income during the periods ended June 30, 2007 and 2006 (net of the income tax effect):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Unrealized holding losses arising during the period on securities held	(767,599)	(558,304)	(795,803)	(492,200)

Reclassification adjustment for gains included in net income	—	(3,873)	—	—

Net change in unrealized losses during the period	(767,599)	(562,177)	(795,803)	(492,200)

Unrealized holding losses, beginning of period	(520,987)	(677,088)	(492,783)	(747,065)

Unrealized holding losses, end of period	(1,288,586)	(1,239,265)	(1,288,586)	(1,239,265)

Net income	1,651,606	1,805,372	899,231	987,800
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	(767,599)	(562,177)	(795,803)	(492,200)

Comprehensive income	884,007	1,243,195	103,428	495,600

NOTE 5 — ACQUISITIONS
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
     The following Unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2006.

	Six Months Ended
	2007	2006
Interest Income	$12,466,880	$10,050,949
Interest Expense	6,649,453	4,288,208
Net Interest Income	5,817,427	5,762,741
Provision for loan losses	160,493	185,000
Net Interest Income after provision for loan losses	5,656,934	5,577,741
Non Interest Income	1,297,319	1,163,981
Non Interest Expense	5,607,760	4,533,763
Income before income taxes	1,346,493	2,207,959
Provision for income taxes	241,828	694,587

Net income including restructuring charges.	1,104,665	1,513,372

Restructuring charges of $418,848, net of tax benefit of $142,408	276,440	—

Net income excluding restructuring charges	$1,381,104	$1,513,372

Net loss per share including restructuring charges
Basic	$0.75	$1.00
Diluted	$0.74	$0.99

Net income per share excluding restructuring charges
Basic	$0.94	$1.00
Diluted	$0.93	$0.99
     Merger and restructuring charges are recorded in Unaudited pro forma condensed combined financial information, and include incremental costs to integrate Emerald Bank with the Company’s operations. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. These one-time charges, as shown in the table below, were expensed as incurred at Emerald Bank prior to the acquisition.

Six Months Ended
June 30,
2007
Compensation and benefits	40,092
Professional fees	221,389
Acceleration of contracts	157,367

418,848

NOTE 6 — SUBSEQUENT EVENTS
     On August 1, 2007 the bank acquired a leased banking facility of the Geauga Savings Bank in the Harrington Plaza in Middlefield Ohio. The acquisition included retail core deposits of $21,166,000. This transaction was accounted for under the purchase method and the Bank recorded $2,117,000 as intangible assets. As part of the acquisition we elected to consolidate the newly acquired office into our existing Middlefield locations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased by $65.6 million or 19.2% from December 31, 2006 to June 30, 2007 to a balance of $406.4 million. On April 19, 2007 Middlefield Banc Corp. completed the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in Dublin, Ohio. Emerald Bank will operate as a separate banking subsidiary of Middlefield under the Emerald Bank name, employing a commercial bank charter. The acquisition of Emerald Bank represented $42.6 million or 62.7% of the asset growth for the first six months of 2007. Loans receivable and investment securities increased $53.3 million and $8.8 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $61.5 million or 19.8% and an increase in stockholders’ equity of $4.0 million or 13.2%. The increase in total liabilities was primarily the result of growth in deposits of $55.8 million, $37.4 of which were the result of the purchase of Emerald Bank. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $4.0 million and $1.0 million, respectively, as well as decreases in comprehensive loss and treasury stock of $768,000 and $197,000 respectively.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents declined a combined $1.2 million or 8.7% to $12.5 million at June 30, 2007 from $13.6 million at December 31, 2006. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decline for the first six months can principally be attributed a decrease in Federal Funds Sold which was used to fund the loan portfolio.
Investment securities. Investment securities available for sale ended the June 30, 2007 quarter at $71.9 million an increase of $8.8 million or 14.0% from $63.1 million at December 31, 2006. During this period the Company recorded purchases of available for sale securities of $12.6 million, consisting of purchases of municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $2.5 million during the six months ended June 30, 2007. In addition, the securities portfolio decreased approximately $768,000 due to a decline in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $52.9 million or 21.5% to $299.2 million at June 30, 2007 from $246.3 million at December 31, 2006. Included in this increase were increases in mortgage loans of $32.1 million or 22.9% and commercial loans of $15.3 million or 19.6%, as well as an increase in home equity loans of $5.5 million during the six months ended June 30, 2007. The Corporation’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified, as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $3.7 million or 1.21% and $1.3 million or 0.54% of total loans at June 30, 2007 and December 31, 2006, respectively. One commercial real estate credit, which was well secured and in the process of collection, accounted for $0.8 million of the increase. The majority of the remaining increase in this category was in residential secured real estate loans.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $326.9 million or 88.4% of the Company’s total funding sources at June 30, 2007. Total deposits increased $55.8 million or 20.6% to $326.9 million at June 30, 2007 from $271.1 million at December 31, 2006. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $171.8 million at June 30, 2007 an increase of $22.5 million or 15.0% for the year. Saving deposits and money market accounts increased $18.8 and $12.8 respectively, while interest-bearing demand increased $346,000, or .8%, during the six months ended June 30, 2007.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Borrowed funds increased $5.3 million or 14.0% to $43.0 million at June 30, 2007 from $37.7 million at December 31, 2006. FHLB advances increased $1.1 million or 3.1% while Federal Funds purchased increased $3.7% or 100%. The increase in FHLB advances was the result of Emerald Bank’s FHLB borrowings which totaled $3.2 million which was practically offset with the runoff of $2.1 million of advances to the Middlefield bank.
Stockholders’ equity. Stockholders’ equity increased $4.0 million or 13.2% to $34.5 million at June 30, 2007 from $30.5 million at December 31, 2006. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $4.0 million and $1.0 million, respectively, as well as, decreases in accumulated other comprehensive loss and treasury stock of $768,000 and $197,000 respectively. The decrease of accumulated other comprehensive loss was the result of a reduction in the mark to market of the Company’s securities available for sale portfolio. The decline in treasury stock was the result of the purchase of 5,000 shares of the bank’s common stock at an average price of $39.35 since December 31, 2006.
RESULTS OF OPERATIONS
General. Net income for the second quarter of 2007 totaled $899,231, or 9.0 percent less than the $987,800 reported for the same period in 2006. Diluted earnings per share for the second quarter of 2007 were $0.59, a 14.5% decrease from 2006’s second quarter diluted earnings per share of $0.69. These second quarter results include the operations of Emerald Bank of Dublin, Ohio, which became a subsidiary of Middlefield on April 19, 2007.

Results from the first half of 2007 reflect a net income of $1,651,606; an 8.5% decrease compared to $1,805,372 for the first half of 2006. Diluted earnings per share for the first half of 2007 were $1.11, or 11.9% less than diluted earnings per share of $1.26 for the first six months of 2006. These figures include Emerald Bank’s operations from April 19, 2007 through June 30, 2007.
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
Net interest income for the second quarter was $2.9 million, an increase of 4.5% from the $2.8 million reported for the comparable period of 2006. The net interest margin was 3.31% for the second quarter of 2007, down from the 3.88% reported for the same quarter of 2006. The decline is primarily attributable to higher deposit costs and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as time deposits and money market accounts, which generally carry higher interest costs than other deposit alternatives. The Middlefield subsidiary offered a special money market promotion during the first quarter of 2007, which was tied to the grand opening of the Newbury banking office. Emerald Bank found most of its deposit growth in its Prime Savings Account product, which is positioned at 300 basis points below the Prime Rate.
Net interest income increased $50,000, or .9%, for the six months ended June 30, 2007 compared to the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $2.3 million, partially offset by an increase in interest expense of $2.2 million. The net interest margin was 3.36% for the first half of 2007, down from the 3.88% reported for the same period of 2006. The decline is primarily attributable to higher deposit costs and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as time deposits and money market accounts, which generally carry higher interest costs than other deposit alternatives. The Middlefield subsidiary offered a special money market promotion during the first quarter of 2007, which was tied to the grand opening of the Newbury banking office. Emerald Bank found most of its deposit growth in its Prime Savings Account product, which is positioned at 300 basis points below the Prime Rate.
Interest income. Interest income increased $1.5 million, or 30.2%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase can be attributed to growth in interest earned on loans receivable, investment securities and interest bearing deposits with other banks of $1.1 million, $177,000 and $173,000 respectively. Interest income increased $2.3 million, or 24.3%, for the six months ended June 30, 2007, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, investment securities and interest bearing deposits with other banks of $1.6 million, $273,000 and $362,000 respectively.
Interest earned on loans receivable increased $1.1 million, or 26.0%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $50.9 million, or 21.4%, to $289.1 million for the three months ended June 30, 2007 compared to $238.2 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 7.37% for the three months ended June 30, 2007 from 7.1% for the same period in the prior year.
For the six months ended June 30, 2007, interest earned on loans receivable increased $1.6 million, or 16.3%, , compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $34.8 million, or 14.8%, to $270.8 million for the six months ended June 30, 2007 compared to $236.0 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 7.33% for the six months ended June 30, 2007 from 7.01% for the same period in the prior year.
Interest earned on securities increased $177,000, or 32.9%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $15.4 million, or 27.1%, to $72.4 million at June 30, 2007 from $57.0 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.27% for the three months ended June 30, 2007 from 4.69% for the same period in the prior year.
Interest earned on securities increased $273,000, or 25.1%, for the six months ended June 30, 2007, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $11.3 million, or 19.6%, to $69.0 million at June 30, 2007 from $57.7 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.25% for the three months ended June 30, 2007 from 4.70% for the same period in the prior year.
Interest expense. Interest expense increased $1.3 million, or 64.9%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and other borrowing $1.2 million and $172,000, respectively. For the six months ended June 30, 2007 interest expense increased $2.2 million, or 56.4% compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and other borrowing $2.0 million and $344,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $1.2 million , or 71.0%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 4.14% from 3.15% for the quarters ended June 30, 2007 and 2006, respectively. Additionally the average balance of interest-bearing deposits increased by $64.1 million, or 30.0%, to $277.9 million for the three months ended June 30, 2007, compared to $213.8 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down. For the six months ended June 30, 2007 interest incurred on deposits, increased $2.0 million, or 35.9%, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 4.04% for the six months ended June 30, 2007 compared to 3.05% for the same period in the prior year. In addition the increase in the cost of interest-bearing deposits was also attributed to an increase in the average balance of interest-bearing deposits of $46.1 million, or 21.6%, to $259.1 million for the six months ended June 30, 2007, compared to $213.0 million for the same period in the prior year.
Interest incurred on borrowed funds, increased $130,000, or 36.2%, for the three months ended June 30, 2007, compared the same period in the prior year. This increase was primarily attributable to the increase in the cost of these funds to 5.02% from 4.51% for the quarters ended June 30, 2007 and 2006, respectively. Adding to the cost of these funds was a rise in the average balance of borrowed funds of $7.2 million, or 22.4%, to $39.2 million for the three months ended June 30, 2007, compared to $32.0 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below which depicts that the increase to the costs associated with the interest-bearing liabilities.
For the six months ended June 30, 2007, interest incurred on borrowed funds increased $261,000, or 37.6%, compared to the same period in the prior year. This increase was attributable to the rise in the average balance of borrowed funds of $6.7 million, or 21.2%, to $38.2 million for the six months ended June 30, 2007, compared to $31.5 million for the six months ended June 30, 2006. Adding to the expense of these funds was a rise in the cost to 5.04% for the six months ended June 30, 2007, compared to 4.44% for the same period in the prior year.
Provision for loan losses. Provision for loan losses was $114,000 for the 2007 six month period, which was in line with the company’s plan. While lower than the $150,000 provision during the first six months of 2006, this amount was in keeping with the company’s intention to reduce the unallocated portion of its loan loss reserve. The provision is maintained at a level to absorb management’s estimate of probable inherent credit losses within the bank’s loan portfolio. At June 30, 2007, the allowance for loan losses as a percentage of total loans was 1.09%, which was down from the 1.23% reported at June 30, 2006. The ratio of non-performing loans to total loans stood at 1.16% at June 30, 2007. This was an increase from the 0.82% reported as of June 30, 2006. Loans classified as non-accrual at June 30, 2007, were $1.69 million, which was $0.1 million less than the total reported at June 30, 2006. Loans past due 90 days and still accruing interest, as of June 30, 2007, were $1.8 million, or $1.7 million more than the prior year figure. One commercial real estate credit, which was well secured and in the process of collection, accounted for $0.8 million of the increase. The majority of the remaining increase in this category was in residential secured real estate loans.
Non-interest income. Non-interest income increased $54,000 for the three-month period of 2007 over the comparable 2006 period. This increase of 9.1% was primarily the result of higher service charge revenue associated with an increase in the number of deposit accounts, expanded ATM/Debit card usage, and an increase in revenue from investment services. Additionally, earnings on bank-owned life insurance were $8,000 higher during the second quarter of 2007 than the same period of 2006.
For the six months ended June 30, 2007, non-interest income increased $125,000 or 10.9% to $1.3 million, compared to $1.1 million for the same period in the prior year. This increase is attributed to increases in fees and service charges, earnings on bank-owned life insurance (BOLI) and other income of $84,000, $27,000 and $8,000, respectively. Adding to the increase non-interest income was a $6,000 loss on the sale of investments during the first quarter 2006 which was not duplicated in the same period in 2007.
Non-interest expense. Non-interest expense for the second quarter of 2007 was 22.3%, or $423,000, higher than the second quarter of 2006. Increases in salary and employee benefits of $205,000, occupancy expense of $85,000, and equipment expense of $32,000, were largely attributable to the opening of the Newbury banking office and the Cortland loan production office, as well as the acquisition of Emerald Bank. Non-interest expenses directly attributable to Emerald Bank accounted for $205,000 of the increase in the aggregate. Other associated expense items contributing to the increase were legal, printing, and transfer agent costs, as well as an increase of costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.
For the six months ended June 30, 2007 non-interest expense increased $661,000 or 16.8% for the same period in the prior year.

Provision for income taxes. The Company recognized $398,000 in income tax expense, which reflected an effective tax rate of 19.48% for the six months, ended June 30, 2007, as compared to $695,000 with an effective tax rate of 27.8% for the respective 2006 period.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2007, have remained unchanged from December 31, 2006.
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
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three and six month periods ended June 30, 2007 and 2006, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months Ended June 30,
	2007			2006
			(4)			(4)
	Average	Interest	Average	Average	Interest	Average
	Balance	(1)	Yield/Cost	Balance	(1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	289,093	$5,315	7.37%	238,237	$4,219	7.10%
Investments securities	72,404	715	5.27%	56,977	538	4.69%
Interest-bearing deposits with other banks	15,242	206	5.42%	2,411	33	5.49%

Total interest-earning assets	376,739	6,236	6.89%	297,625	4,790	6.63%

Noninterest-earning assets	18,036			16,360

Total assets	$394,775			$313,985

Interest-bearing liabilities:
Interest — bearing demand deposits	$13,461	105	3.13%	$11,035	35	1.27%
Money market deposits	27,572	288	4.19%	12,494	77	2.47%
Savings deposits	68,552	409	2.39%	58,969	231	1.57%
Certificates of deposit	168,287	2,067	4.93%	131,253	1,335	4.08%
Borrowings	39,214	491	5.02%	32,034	360	4.51%

Total interest-bearing liabilities	317,086	3,360	4.25%	245,785	2,038	3.33%

Noninterest-bearing liabilities Other liabilities	43,580			40,105
Stockholders’ equity	34,109			28,095
Total liabilities and stockholders’ equity	$394,775			$313,985

Net interest income		$2,876			$2,752

Interest rate spread (2)			2.64%			3.30%
Net yield on interest-earning assets (3)			3.31%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.81%			121.09%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	For the Six Months Ended June 30,
	2007			2006
			(4)			(4)
	Average	Interest	Average	Average	Interest	Average
	Balance	(1)	Yield/Cost	Balance	(1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	270,800	$9,846	7.33%	235,986	$8,205	7.01%
Investments securities	68,974	1,363	5.25%	57,666	1,090	4.70%
Interest-bearing deposits with other banks	15,644	418	5.39%	2,372	56	4.76%

Total interest-earning assets	355,418	11,627	6.84%	296,024	9,351	6.54%

Noninterest-earning assets	16,405			16,070

Total assets	$371,823			$312,094

Interest-bearing liabilities:
Interest — bearing demand deposits	$12,766	174	2.75%	$10,663	64	1.21%
Money market deposits	25,286	544	4.34%	12,888	155	2.43%
Savings deposits	60,742	614	2.04%	60,500	476	1.59%
Certificates of deposit	160,278	3,852	4.85%	128,943	2,523	3.95%
Borrowings	38,178	955	5.04%	31,490	694	4.44%

Total interest-bearing liabilities	297,249	6,139	4.16%	244,484	3,912	3.23%

Noninterest-bearing liabilities Other liabilities	42,225			39,702
Stockholders’ equity	32,349			27,908
Total liabilities and stockholders’ equity	$371,823			$312,094

Net interest income		$5,488			$5,439

Interest rate spread (2)			2.68%			3.32%
Net yield on interest-earning assets (3)			3.36%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.57%			121.08%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	Three Months ended,
	June 30,
	2007 versus 2006
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	901	195	1,096
Investments securities	180	-3	177
Interest-bearing deposits with other banks	176	-3	173

Total interest-earning assets	1,257	189	1,446

Interest-bearing liabilities:
Interest — bearing demand deposits	8	62	70
Money market deposits	93	118	211
Savings deposits	38	140	178
Certificates of deposit	377	355	732
Borrowings	81	50	131

Total interest-bearing liabilities	596	726	1,322

Net interest income	$661	($537)	$124

	Six Months ended,
	June 30,
	2007 versus 2006
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	1,210	431	1,641
Investments securities	264	9	273
Interest-bearing deposits with other banks	313	49	362

Total interest-earning assets	1,787	489	2,276

Interest-bearing liabilities:
Interest — bearing demand deposits	13	97	110
Money market deposits	149	240	389
Savings deposits	2	136	138
Certificates of deposit	613	716	1,329
Borrowings	147	114	261

Total interest-bearing liabilities	924	1,303	2,227

Net interest income	$863	($814)	$49

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
For the six months ended June 30, 2007, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
The following table illustrates the Company’s risk-weighted capital ratios at June 30, 2007:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	June 30,		June 30,		June 30,
	2007		2007		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$43,964,294	16.37	33,103,392	14.19	6,759,687	19.11

For Capital Adequacy Purposes	21,487,120	8.00	18,658,000	8.00	2,829,120	8.00

To Be Well Capitalized	26,858,900	10.00	23,322,500	10.00	3,536,400	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$40,680,319	15.15	30,280,224	12.98	6,317,455	17.86
For Capital Adequacy Purposes	10,743,560	4.00	9,329,000	4.00	1,414,560	4.00
To Be Well Capitalized	16,115,340	6.00	13,993,500	6.00	2,121,840	6.00

Tier I Capital
(to Average Assets)

Actual	$40,680,319	10.94	30,280,224	8.64	6,317,455	13.78
For Capital Adequacy Purposes	14,872,916	4.00	14,018,811	4.00	1,833,698	4.00
To Be Well Capitalized	18,591,145	5.00	17,523,514	5.00	2,292,123	5.00

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

	Increase	Decrease
	+200	-200
	BP	BP
Net interest income — increase (decrease)	2.0%	(5.9)%

Portfolio equity — increase (decrease)	(5.7)%	2.7%
Portfolio equity simulation. Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity.
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2006 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2007 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2007 for portfolio equity:
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    On April 19, 2007, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.99% or approximately 76,114 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in April 2007.
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2007:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased	Shares that May Yet
	Shares	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Purchased	Per Share	Announced Program	the Program

May 14, 2007	3,500	$39.35	3,500	72,614
May 11, 2007	1,500	$39.35	1,500	71,114

Item 3. Defaults by the Company on its senior securities
     None
Item 4. Submission of matters to a vote of security holders
The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 16, 2007:
(a) The following directors were elected to a three year term expiring in 2010:

Name	Shares For	Shares Withheld
Thomas G. Caldwell	1,070,379	6,901
William J. Skidmore	1,068,323	8,957
Carolyn J. Turk	1,066,771	10,509
(b) The recommendation of the Board of Directors to ratify the appointment of S. R. Snodgrass, A.C. as the Company’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,072,115 shares in favor, and 2,899 shares against, and 2,265 shares abstaining.
Item 5. Other information
     None
Item 6. Exhibits

exhibit
number	description	location
2	Agreement and Plan of Merger among Middlefield Banc Corp., EB Interim Bank, and Emerald Bank, dated as of November 15, 2006, as amended by Amendment No. 1	Incorporated by reference to the prospectus/proxy statement, Appendix A, contained in Part I of Form S-4 Registration Statement Amendment No. 1 filed on February 9, 2007. Disclosure schedules referred to in the Agreement and Plan of Merger are omitted in reliance on Item 601(b)(2) of Regulation S-K. Upon request of the SEC, Middlefield Banc Corp. will furnish supplementally to the SEC a copy of the disclosure schedules

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Ban Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

31	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.1	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99	Report of independent registered public accounting firm.	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: August 13, 2007	By: /s/ Thomas G. Caldwell

Thomas G. Caldwell
President and Chief Executive Officer

Date: August 13, 2007	By: /s/ Donald L. Stacy

Donald L. Stacy
Principal Financial and Accounting Officer