Form 10-Q
period 2007-09-30
MIDDLEFIELD BANC CORP
filed 2007-11-09
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Class: Common Stock, without par value
Outstanding at November 9, 2007: 1,624,389

1 of 26

MIDDLEFIELD BANC CORP.

2 of 26

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$7,732,190	$6,893,148
Federal funds sold	4,525,161	6,200,000
Interest-bearing deposits in other institutions	564,831	546,454

Cash and cash equivalents	12,822,182	13,639,602
Investment securities available for sale	81,367,463	63,048,135
Investment securities held to maturity (estimated market value of $120,545 and $134,306)	119,899	125,853
Loans	307,026,362	249,190,534
Less allowance for loan losses	3,112,669	2,848,887

Net loans	303,913,693	246,341,647
Premises and equipment	6,996,275	6,742,465
Goodwill	5,439,066	123,175
Bank-owned life insurance	7,082,906	6,872,743
Accrued interest and other assets	5,750,920	3,958,084

TOTAL ASSETS	$423,492,404	$340,851,704

LIABILITIES
Deposits:
Noninterest-bearing demand	$42,109,757	$41,002,573
Interest-bearing demand	20,294,998	11,724,173
Money market	24,406,099	14,738,767
Savings	79,468,128	54,246,499
Time	186,471,126	149,338,181

Total deposits	352,750,108	271,050,193
Short-term borrowings	2,512,582	1,609,738
Other borrowings	31,102,006	36,112,738
Accrued interest and other liabilities	2,281,561	1,615,101

TOTAL LIABILITIES	388,646,257	310,387,770

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,624,389 and 1,519,887 shares issued	23,632,830	19,507,257
Retained earnings	16,137,862	14,685,971
Accumulated other comprehensive loss	(632,343)	(520,987)
Treasury stock, at cost; 123,106 shares in 2007 and 95,080 shares in 2006	(4,292,202)	(3,208,307)

TOTAL STOCKHOLDERS’ EQUITY	34,846,147	30,463,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,492,404	$340,851,704

See accompanying unaudited notes to the consolidated financial statements.

3 of 26

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$5,604,206	$4,393,937	$15,449,822	$12,598,616
Interest-bearing deposits in other institutions	22,159	4,546	127,772	11,939
Federal funds sold	122,029	29,391	383,464	38,328
Investment securities:
Taxable interest	323,806	275,448	844,454	871,259
Tax-exempt interest	468,552	251,777	1,310,932	745,368
Dividends on FHLB stock	32,426	20,979	84,193	61,517

Total interest income	6,573,178	4,976,078	18,200,637	14,327,027

INTEREST EXPENSE
Deposits	3,176,508	1,867,011	8,360,623	5,085,705
Short-term borrowings	35,750	22,563	75,420	145,213
Other borrowings	453,853	327,907	1,368,738	898,771

Total interest expense	3,666,111	2,217,481	9,804,781	6,129,689

NET INTEREST INCOME	2,907,067	2,758,597	8,395,856	8,197,338

Provision for loan losses	60,000	90,000	174,391	240,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,847,067	2,668,597	8,221,465	7,957,338

NONINTEREST INCOME
Service charges on deposit accounts	494,456	462,295	1,427,458	1,310,979
Investment securities losses, net	—	—	—	(5,868)
Earnings on bank-owned life insurance	69,909	64,431	210,162	177,603
Other income	89,445	116,876	286,061	305,869

Total noninterest income	653,810	643,602	1,923,681	1,788,583

NONINTEREST EXPENSE
Salaries and employee benefits	1,220,646	1,010,312	3,365,646	2,840,361
Occupancy expense	184,078	117,190	551,586	385,037
Equipment expense	139,197	108,380	393,411	301,066
Data processing costs	186,213	147,484	498,932	484,270
Ohio state franchise tax	109,673	90,000	313,873	270,000
Other expense	577,126	569,039	1,888,020	1,695,434

Total noninterest expense	2,416,933	2,042,405	7,011,468	5,976,168

Income before income taxes	1,083,944	1,269,794	3,133,678	3,769,753
Income taxes	223,000	339,000	621,128	1,033,587

NET INCOME	$860,944	$930,794	$2,512,550	$2,736,166

EARNINGS PER SHARE
Basic	$0.57	$0.65	$1.70	$1.92
Diluted	0.56	0.64	1.68	1.90

DIVIDENDS DECLARED PER SHARE	$0.245	$0.229	$0.725	$0.686
See accompanying unaudited notes to the consolidated financial statements.

4 of 26

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2006	$19,507,257	$14,685,971	$(520,987)	$(3,208,307)	$30,463,934

Net income		2,512,550			2,512,550	$2,512,550
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $57,364			(111,356)		(111,356)	(111,356)

Comprehensive income						$2,401,194

Purchase of treasury stock (28,026 shares)				(1,083,895)	(1,083,895)
Common stock issued (97,669 shares)	3,859,252				3,859,252
Dividend reinvestment plan (6,833 shares)	266,321				266,321
Cash dividends ($0.725 per share)		(1,060,659)			(1,060,659)

Balance, September 30, 2007	$23,632,830	$16,137,862	$(632,343)	$(4,292,202)	$34,846,147

See accompanying unaudited notes to the consolidated financial statements.

5 of 26

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$2,512,550	$2,736,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60,000	240,000
Investment securities losses, net	—	5,868
Depreciation and amortization	378,749	326,531
Amortization of premium and discount on investment securities	168,622	178,373
Amortization of deferred loan fees	(49,492)	(55,586)
Earnings on bank-owned life insurance	(210,163)	(177,603)
Increase in accrued interest receivable	(827,231)	(280,934)
Increase in accrued interest payable	410,189	179,333
Other, net	(426,395)	18,194

Net cash provided by operating activities	2,016,829	3,170,342

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	5,402,909	3,951,106
Proceeds from sale of securities	—	664,838
Purchases	(24,059,580)	(1,619,234)
Investment securities held to maturity:
Proceeds from repayments and maturities	5,954	5,643
Increase in loans, net	(18,373,626)	(10,773,262)
Acquisition of subsidiary bank:	(1,828,301)	—
Purchase of Federal Home Loan Bank stock	(56,100)	(50,600)
Purchase of bank-owned life insurance	—	(1,000,000)
Purchase of premises and equipment	(396,347)	(272,058)
Deposit acquisition premium	(2,120,612)	—

Net cash used for investing activities	(41,425,703)	(9,093,567)

FINANCING ACTIVITIES
Net increase in deposits	28,361,018	15,256,258
Increase (decrease) in short-term borrowings, net	902,844	(5,401,356)
Repayment of other borrowings	(8,260,732)	(3,887,919)
Proceeds from other borrowings	—	6,000,000
Purchase of Treasury Stock	(1,083,895)	(238,534)
Common stock issued	196,504	294,518
Proceeds from dividend reinvestment plan	266,321	232,490
Cash dividends	(1,060,659)	(957,603)
Net cash received from deposit acquisition	19,270,054	—

Net cash provided by financing activities	38,591,455	11,297,854

Increase in cash and cash equivalents	(817,420)	5,374,629

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,639,602	5,821,164

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,822,182	$11,195,794

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$9,314,016	$5,941,806
Income taxes	750,000	1,025,000

Summary of business acquisition:
Fair value of tangible assets acquired	$42,657,925	$—
Fair value of core deposit intangible acquired	103,781	—
Fair value of liabilities assumed	(38,408,610)	—
Stock issued for the purchase of acquired company’s common stock	(3,662,750)	—
Cash paid in the acquisition	(3,887,110)	—

Goodwill recognized	$(3,196,764)	$—

See accompanying notes to unaudited consolidated financial statements.

6 of 26

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
Recent Accounting Pronouncements
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial position.
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial position.
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

7 of 26

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
In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.
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
During the nine months ended September 30, 2007, the Company recorded no compensation as no options vested during the year. As of September 30, 2007, there was approximately $26,435 of unrecognized compensation cost related to the unvested share-based compensation awards granted. That cost is expected to be recognized in 2007.
FAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS 123R, such excess tax benefits were presented as operating cash flows. Accordingly, there have been no excess tax benefits that have been classified as a financing cash inflow for the nine months ended September 30, 2007 in the Consolidated Statements of Cash Flows.
Prior to adopting FAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The Company did not have any non-vested stock options outstanding during the periods ended September 30, 2006. There were no options issued during the three and nine months ended September 30, 2006.
Stock option activity during the nine months ended September 30, 2007 and 2006 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2007	Price	2006	Price
Outstanding, January 1	73,607	$27.54	78,020	$26.79
Granted	9,864	39.62	—	—
Exercised	(538)	26.36	(2,403)	24.21
Forfeited	—	—	—	—

Outstanding, September 30	82,933	$28.99	75,617	$26.87

8 of 26

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	1,622,013	1,518,325	1,581,812	1,513,803
Average treasury stock shares	(112,275)	(94,323)	(101,842)	(92,034)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,509,738	1,424,002	1,479,970	1,421,769
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	18,541	22,334	20,337	22,045

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,528,279	1,446,336	1,500,307	1,443,814

Options to purchase 21,554 shares of common stock at prices ranging from $39.62 to $42.25 were outstanding during the three and nine months ended September 30, 2007 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2007. For the three and nine months ended September 30, 2006, there were no anti-dilutive options outstanding.

9 of 26

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three and nine months ended September 30, 2007, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended September 30, 2007 and 2006 (net of the income tax effect):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Unrealized holding gains (losses) arising during the period on securities held	656,243	773,007	(111,356)	214,703
Reclassification adjustment for gains included in net income	—	—	—	(3,873)

Net change in unrealized gains (losses) during the period	656,243	773,007	(111,356)	210,830
Unrealized holding losses, beginning of period	(1,288,586)	(1,239,265)	(520,987)	(677,088)

Unrealized holding losses, end of period	(632,343)	(466,258)	(632,343)	(466,258)

Net income	860,944	930,794	2,512,550	2,736,166
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	656,243	773,007	(111,356)	210,830

Comprehensive income	1,517,187	1,703,801	2,401,194	2,946,996

NOTE 5 — ACQUISITIONS
On November 15, 2006 Middlefield Banc Corp. entered into an Agreement and Plan of Merger for the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in Dublin, Ohio. Middlefield Banc Corp. organized an interim bank subsidiary under Ohio commercial bank law to carry out the merger with Emerald Bank. The Agreement and Plan of Merger was amended on January 3, 2007 to make the new interim bank subsidiary, known as EB Interim Bank, a party to the agreement. At the effective time of the merger Emerald Bank merged into the new interim subsidiary, which will be the surviving corporation and which will thereafter operate under the name Emerald Bank as a wholly owned commercial bank subsidiary of Middlefield Banc Corp. The purchase price for Emerald Bank totaled $7,326,890 with one half of the merger consideration payable in cash and the other half in shares of Middlefield Banc Corp. common stock. The merger was approved by both bank regulators and Emerald Bank stockholders. The transaction was completed on April 19, 2007. Emerald Bank will operate as a separate banking subsidiary of Middlefield Banc Corp. under the Emerald Bank name, employing a commercial bank charter.

10 of 26

The following Unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2006.

	Nine Months Ended
	2007	2006
Interest Income	$19,040,058	$15,514,027
Interest Expense	10,315,564	6,837,689
Net Interest Income	8,724,494	8,676,338
Provision for loan losses	220,493	314,000
Net Interest Income after provision for loan losses	8,504,001	8,362,338

Non Interest Income	1,951,129	1,848,583
Non Interest Expense	8,024,693	6,872,168

Income before income taxes	2,430,437	3,338,753
Provision for income taxes	464,828	1,033,587

Net income including restructuring charges.	1,965,609	2,305,166

Restructuring charges of $418,848, net of tax benefit of $142,408	276,440	—

Net income excluding restructuring charges	$2,242,048	$2,305,166

Net loss per share including restructuring charges
Basic	$1.33	$1.62
Diluted	$1.31	$1.60

Net income per share excluding restructuring charges
Basic	$1.51	$1.62
Diluted	$1.49	$1.60
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

Nine Months Ended
September 30,
2007
Compensation and benefits	40,092
Professional fees	221,389
Acceleration of contracts	157,367

418,848

11 of 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased $82.6 million or 24.3% from December 31, 2006 to September 30, 2007 to a balance of $423.5 million. On April 19, 2007 Middlefield Banc Corp. completed the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in Dublin, Ohio. Emerald Bank will operate as a separate banking subsidiary of Middlefield under the Emerald Bank name, employing a commercial bank charter. The acquisition of Emerald Bank represented $42.6 million or 51.6% of the asset growth for the first nine months of 2007.
On August 1, 2007 the bank acquired a leased banking facility of the Geauga Savings Bank in the Harrington Plaza in Middlefield Ohio. The acquisition included management personnel retail deposits of $21.2 million which represented 25.7% of the asset growth during the first three quarters. This transaction was accounted for under the purchase method and the premium paid as Goodwill. Management is in the process of performing a core deposit study and anticipates the reclassification of a portion of the premium from Goodwill into intangible assets in the 4th quarter. Management has paid the lease payments through [DATE] which is the date the lease expires and plans to consolidate the facility with an existing branch located within 300 yards of the facility.
Loans receivable and investment securities increased $57.8 million and $18.3 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $78.3 million or 25.2% and an increase in stockholders’ equity of $4.4 million or 14.42%. The increase in total liabilities was primarily the result of growth in deposits of $81.7 million, $37.4 of which were the result of the purchase of Emerald Bank. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $4.1 million and $1.5 million, respectively, offset by increases in accumulated other comprehensive loss and treasury stock of $111,000 and $1.1 million respectively.
Cash and cash equivalents. Cash on hand and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash equivalents declined a combined $817,000 or 6.0% to $12.8 million at September 30, 2007 from $13.6 million at December 31, 2006. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decline for the first nine months can principally be attributed a decrease in Federal Funds Sold which was used to fund the loan and investment portfolios.
Investment securities. Investment securities available for sale ended the September 30, 2007 quarter at $81.4 million an increase of $18.3 million or 29.1% from $63.1 million at December 31, 2006. During this period the Company recorded purchases of available for sale securities of $24.1 million, consisting of purchases of municipal and U. S. government bonds. Offsetting some of the purchases of securities were repayments and maturities of $5.4 million during the nine months ended September 30, 2007. In addition, the securities portfolio decreased approximately $111,000 due to a decline in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $57.8 million or 23.4% to $303.9 million as of September 30, 2007 from $246.3 million at December 31, 2006. Included in this increase were improvements in single family mortgage loans of $39.5 million or 28.1% and commercial loans and commercial real estate loans of $14.0 million or 18.1%, as well as an increase in home equity loans of $4.0 million during the nine months ended September 30, 2007. The Corporation’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing loans. Non-performing loans included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified, as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $3.7 million or 1.24% and $1.3 million or 0.54% of total loans at September 30, 2007 and December 31, 2006, respectively. One commercial real estate credit which is well secured and in the process of collection accounted for $0.8 million of the total increase. The majority of the remaining increase in this category was in residential secured real estate loans.

12 of 26

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $352.8 million or 91.3% of the Company’s total funding sources at September 30, 2007. Total deposits increased $81.7 million or 30.1% to $352.8 million at September 30, 2007 from $271.1 million at December 31, 2006. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $186.5 million at September 30, 2007 an increase of $37.1 million or 24.9% for the year. Saving deposits and money market accounts increased $25.2 and $9.7 respectively, while interest-bearing demand increased $8.6 million, or 73.1%, during the nine months ended September 30, 2007.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Borrowed funds declined $4.1 million or 10.9% to $33.6 million at September 30, 2007 from $37.7 million at December 31, 2006. FHLB advances decreased $5.0 million or 18.0%. The decline in FHLB advances was the result of $8.3 million of maturing advances to the Middlefield bank which was partially offset with advances to Emerald Bank which totaled $3.2 million.
Stockholders’ equity. Stockholders’ equity increased $4.4 million or 14.4% to $34.9 million at September 30, 2007 from $30.5 million at December 31, 2006. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $4.1 million and $1.5 million, respectively, offset by increases in accumulated other comprehensive loss and treasury stock of $111,000 and $1.1 million respectively. The decrease of accumulated other comprehensive loss was the result of a reduction in the mark to market of the Company’s securities available for sale portfolio. The decline in treasury stock was the result of the purchase of 28,026 shares of the bank’s common stock at an average price of $39.35 since December 31, 2006.
RESULTS OF OPERATIONS
General. The third quarter continued to prove to be a difficult period for the banking community with a continued flat yield curve and a challenging competitive environment. Net income for the third quarter of 2007 totaled $860,944, or 7.5% less than the $930,794 reported for the same period in 2006. Diluted earnings per share for the third quarter of 2007 were $0.56, a 12.5% decrease from 2006’s third quarter diluted earnings per share of $0.64. These third quarter results include the operations of Emerald Bank of Dublin, Ohio, which became a subsidiary of Middlefield on April 19, 2007.
Results for the first nine months of 2007 reflect net income of $2,512,550; representing a decline of 8.2% compared to the $2,736,166 recorded for the first three quarters of 2006. Diluted earnings per share for the first nine months of 2007 were $1.68, or 11.6% less than diluted earnings per share of $1.90 for the first nine months of 2006. These figures include Emerald Bank’s operations from April 19, 2007 through September 30, 2007.
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
Net interest income for the third quarter was $2.9 million, an increase of 5.4% from the $2.8 million reported for the comparable period of 2006. The net interest margin was 3.15% for the third quarter of 2007, down from the 3.78% reported for the same quarter of 2006. The decline is primarily attributable to higher deposit costs and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as time deposits and money market accounts, which generally carry higher interest costs than other deposit alternatives. The Middlefield subsidiary offered a special money market promotion during the first quarter of 2007, which was tied to the grand opening of the Newbury banking office. Emerald Bank found most of its deposit growth in its Prime Savings Account product, which is positioned at 300 basis points below the Prime Rate.
Net interest income increased $199,000, or 2.4%, for the nine months ended September 30, 2007 compared to the same period in the prior year.
This increase in net interest income can be attributed to an increase in interest income of $3.9 million, partially offset by an increase in interest expense of $3.7 million. The net interest margin was 3.29% for the first nine months of 2007, down from the 3.84% reported for the same period of 2006. The decline is primarily attributable to higher deposit costs and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as time deposits and money market accounts, which generally carry higher interest costs than other deposit alternatives. The Middlefield subsidiary offered a special money market promotion during the first quarter of 2007, which was tied to the grand opening of the Newbury banking office. Emerald Bank found most of its deposit growth in its Prime Savings Account product, which is positioned at 300 basis points below the Prime Rate.

13 of 26

Interest income. Interest income increased $1.6 million, or 32.1%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase can be attributed to growth in interest earned on loans receivable, investment securities and interest bearing deposits with other banks of $1.2 million, $266,000 and $122,000 respectively. Interest income increased $3.9 million, or 27.0%, for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, investment securities and interest bearing deposits with other banks of $2.9 million, $538,000 and $484,000 respectively.
Interest earned on loans receivable increased $1.2 million, or 27.5%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $61.1 million, or 25.2%, to $303.9 million for the three months ended September 30, 2007 compared to $242.8 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 7.32% for the three months ended September 30, 2007 from 7.18% for the same period in the prior year.
For the nine months ended September 30, 2007, interest earned on loans receivable increased $2.9 million, or 22.6%, , compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $43.9 million, or 18.4%, to $282.2 million for the nine months ended September 30, 2007 compared to $238.3 million for the same period in the prior year. Loan interest income was enhanced by an increase in the yield on the loans to 7.32% for the nine months ended September 30, 2007 from 7.07% for the same period in the prior year.
Interest earned on securities increased $265,000, or 50.3%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $21.9 million, or 39.2%, to $77.9 million at September 30, 2007 from $56.0 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.26% for the three months ended September 30, 2007 from 4.66% for the same period in the prior year.
Interest earned on securities increased $539,000, or 33.3%, for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $14.9 million, or 26.1%, to $72.0 million at September 30, 2007 from $57.1 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.26% for the three months ended September 30, 2007 from 4.69% for the same period in the prior year.
Interest expense. Interest expense increased $1.5 million, or 65.3%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and other borrowing $1.3 million and $139,000, respectively. For the nine months ended September 30, 2007 interest expense increased $3.7 million, or 60.0% compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and other borrowing $3.3 million and $400,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $1.3 million , or 70.1%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 4.18% from 3.37% for the quarters ended September 30, 2007 and 2006, respectively. Additionally the average balance of interest-bearing deposits increased by $81.4 million, or 37.0%, to $301.5 million for the three months ended September 30, 2007, compared to $220.1 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down. For the nine months ended September 30, 2007 interest incurred on deposits, increased $3.3 million, or 64.4%, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 4.09% for the nine months ended September 30, 2007 compared to 3.16% for the same period in the prior year. In addition the increase in the cost of interest-bearing deposits was also attributed to an increase in the average balance of interest-bearing deposits of $58.0 million, or 26.9%, to $273.4 million for the nine months ended September 30, 2007, compared to $215.4 million for the same period in the prior year.
Interest incurred on borrowed funds, increased $139,000, or 39.7%, for the three months ended September 30, 2007, compared the same period in the prior year. This increase was primarily attributable to the increase in the cost of these funds to 5.02% from 4.68% for the quarters ended September 30, 2007 and 2006, respectively. Adding to the cost of these funds was a rise in the average balance of borrowed funds of $9.0 million, or 30.5%, to $38.7 million for the three months ended September 30, 2007, compared to $29.7 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below which depicts that the increase to the costs associated with the interest-bearing liabilities.
For the nine months ended September 30, 2007, interest incurred on borrowed funds increased $400,000, or 38.3%, compared to the same period in the prior year. This increase was attributable to the rise in the average balance of borrowed funds of $7.5 million, or 24.2%, to $38.4 million for the nine months ended September 30, 2007, compared to $30.9 million for the nine months ended September 30, 2006. Adding to the expense of these funds was a rise in the cost to 5.03% for the nine months ended September 30, 2007, compared to 4.52% for the same period in the prior year.

14 of 26

Provision for loan losses. Provision for loan losses totaled $174,000 for the 2007 nine month period. The provision is maintained at a level to absorb management’s estimate of probable inherent credit losses within the bank’s loan portfolio. At September 30, 2007, the allowance for loan losses as a percentage of total loans was 1.01%, which was down from the 1.25% reported at September 30, 2006. The ratio of non-performing loans to total loans stood at 1.24% at September 30, 2007. This was an increase from the 0.69% reported as of September 30, 2006. Loans classified as non-accrual at September 30, 2007, were $2.1 million, which was $421,000 more than the total reported at September 30, 2006.
Non-interest income. Non-interest income increased $10,000 for the three-month period of 2007 over the comparable 2006 period. This increase of 1.6% was primarily the result of higher service charge revenue associated with an increase in the number of deposit accounts, expanded ATM/Debit card usage, and an increase in revenue from investment services. Additionally, earnings on bank-owned life insurance were $6,000 higher during the third quarter of 2007 than the same period of 2006.
For the nine months ended September 30, 2007, non-interest income increased $135,000 or 7.69% to $1.9 million, compared to $1.8 million for the same period in the prior year. This increase is attributed to increases in fees and service charges and earnings on bank-owned life insurance (BOLI) of $117,000 and $33,000, respectively. Adding to the increase non-interest income was a $6,000 loss on the sale of investments during the first quarter 2006 which was not duplicated in the same period in 2007.
Non-interest expense. Non-interest expense for the third quarter of 2007 was 18.3%, or $374,000, higher than the third quarter of 2006. Increases in salary and employee benefits of $210,000, occupancy expense of $67,000, and data processing expense of $39,000, were largely attributable to the opening of the Newbury banking office and the Cortland loan production office, as well as the acquisition of Emerald Bank. Non-interest expenses directly attributable to Emerald Bank accounted for $365,000 of the increase in the aggregate. Other associated expense items contributing to the increase were legal, printing, and transfer agent costs, as well as an increase of costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.
For the nine months ended September 30, 2007 non-interest expense increased $1.0 million or 17.3% for the same period in the prior year. Interest expenses directly attributable to Emerald Bank accounted for $365,000 for the first nine months or 55.1% of the increase.
Provision for income taxes. The Company recognized $621,000 in income tax expense, which reflected an effective tax rate of 19.8% for the nine months, ended September 30, 2007, as compared to $1.0 million with an effective tax rate of 27.4% for the respective 2006 period. The decline in the tax provision can be associated with a 28.4% or $10.9 million increase in the municipal tax-free investment portfolio.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2007, have remained unchanged from December 31, 2006.
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
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2007 and 2006, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

15 of 26

	For the Three Months Ended September 30,
	2007			2006
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	303,872	$5,604	7.32%	242,809	$4,394	7.18%
Investments securities	77,861	792	5.26%	55,946	527	4.66%
Interest-bearing deposits with other banks	15,187	177	4.62%	4,759	55	4.59%

Total interest-earning assets	396,920	6,573	6.81%	303,514	4,976	6.67%

Noninterest-earning assets	20,392			16,055

Total assets	$417,312			$319,569

Interest-bearing liabilities:
Interest — bearing demand deposits	$17,025	91	2.12%	$11,610	36	1.23%
Money market deposits	26,090	257	3.91%	13,994	102	2.89%
Savings deposits	77,539	573	2.93%	56,487	220	1.55%
Certificates of deposit	180,867	2,255	4.95%	138,004	1,509	4.34%
Borrowings	38,695	490	5.02%	29,659	350	4.68%

Total interest-bearing liabilities	340,217	3,666	4.28%	249,754	2,217	3.52%

Noninterest-bearing liabilities Other liabilities	42,867			41,063
Stockholders’ equity	34,228			28,752
Total liabilities and stockholders’ equity	$417,312			$319,569

Net interest income		$2,907			$2,759

Interest rate spread (2)			2.54%			3.15%
Net yield on interest-earning assets (3)			3.15%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.67%			121.53%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods. For the Nine Months Ended September 30,

	For the Nine Months Ended September 30,
	2007			2006
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	282,169	$15,450	7.32%	238,285	$12,598	7.07%
Investments securities	71,969	2,155	5.26%	57,086	1,617	4.69%
Interest-bearing deposits with other banks	14,730	596	5.41%	3,207	112	4.67%

Total interest-earning assets	368,868	18,201	6.84%	298,578	14,327	6.59%

Noninterest-earning assets	18,285			16,028

Total assets	$387,153			$314,606

Interest-bearing liabilities:
Interest — bearing demand deposits	$14,201	265	2.49%	$10,982	100	1.22%
Money market deposits	25,557	801	4.19%	13,261	257	2.59%
Savings deposits	66,403	1,187	2.39%	59,147	696	1.57%
Certificates of deposit	167,217	6,108	4.88%	131,997	4,033	4.08%
Borrowings	38,352	1,444	5.03%	30,873	1,044	4.52%

Total interest-bearing liabilities	311,730	9,805	4.20%	246,260	6,130	3.33%

Noninterest-bearing liabilities
Other liabilities	42,445			40,154
Stockholders’ equity	32,979			28,192
Total liabilities and stockholders’ equity	$387,153			$314,606

Net interest income		$8,396			$8,197

Interest rate spread (2)			2.64%			3.26%
Net yield on interest-earning assets (3)			3.29%			3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.33%			121.25%

16 of 26

		Three Months ended,
		September 30,
		2007 versus 2006
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	1,105	105	1,210
Investments securities	257	8	265
Interest-bearing deposits with other banks	121	1	122

Total interest-earning assets	1,483	114	1,597

Interest-bearing liabilities:
Interest — bearing demand deposits	17	38	55
Money market deposits	88	67	155
Savings deposits	82	271	353
Certificates of deposit	469	277	746
Borrowings	107	33	140

Total interest-bearing liabilities	762	687	1,449

Net interest income	$721	($573)	$148

		Nine Months ended,
		September 30,
		2007 versus 2006
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	2,320	532	2,852
Investments securities	522	16	538
Interest-bearing deposits with other banks	402	82	484

Total interest-earning assets	3,244	630	3,874

Interest-bearing liabilities:
Interest — bearing demand deposits	29	136	165
Money market deposits	238	306	544
Savings deposits	85	406	491
Certificates of deposit	1,076	999	2,075
Borrowings	253	147	400

Total interest-bearing liabilities	1,682	1,993	3,675

Net interest income	$1,562	($1,363)	$199

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

17 of 26

For the nine months ended September 30, 2007, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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

18 of 26

The following table illustrates the Company’s risk-weighted capital ratios at September 30, 2007:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	September 30,		September 30,		September 30,
	2007		2007		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-weighted Assets)
Actual	$41,357,132	14.27	$31,216,765	12.36	$6,768,261	18.18
For Capital Adequacy Purposes	23,188,480	8.00	20,210,320	8.00	2,978,160	8.00
To Be Well Capitalized	28,985,600	10.00	25,262,900	10.00	3,722,700	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$38,183,633	13.17	$28,564,902	11.31	$6,307,455	16.94
For Capital Adequacy Purposes	11,594,240	4.00	10,105,160	4.00	1,489,080	4.00
To Be Well Capitalized	17,391,360	6.00	15,157,740	6.00	2,233,620	6.00

Tier I Capital (to Average Assets)
Actual	$38,183,633	9.59	$28,564,902	8.07	$6,307,455	14.68
For Capital Adequacy Purposes	15,930,281	4.00	14,156,233	4.00	1,719,178	4.00
To Be Well Capitalized	19,912,851	5.00	17,695,292	5.00	2,148,973	5.00
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

	Increase	Decrease
	+200	-200
	BP	BP
Net interest income — increase (decrease)	5.2%	(9.5)%
Portfolio equity — increase (decrease)	(4.5)%	(7.0)%
Portfolio equity simulation. Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity.

19 of 26

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2006 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2007 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2007 for portfolio equity:
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
The following table summarizes the treasury stock purchased by the issuer during the second quarter of 2007:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Shares Purchased	Per Share	Announced Program	the Program
August 1, 2007	7,034	38.65	7,034	64,080
August 3, 2007	1,810	38.00	1,810	62,270
August 10, 2007	2,514	38.00	2,514	59,756
August 21, 2007	11,668	38.65	11,668	48,088
Item 3. Defaults by the Company on its senior securities
None
Item 4. Submission of matters to a vote of security holders
None
Item 5. Other information
None

20 of 26

Item 6. Exhibits

exhibit
number	description	location

2	Agreement and Plan of Merger among Middlefield Banc Corp., EB Interim Bank, and Emerald Bank, dated as of November 15, 2006, as amended by Amendment No. 1	Incorporated by reference to the prospectus/proxy statement, Appendix A, contained in Part I of Form S-4 Registration Statement Amendment No. 1 filed on February 9, 2007. Disclosure schedules referred to in the Agreement and Plan of Merger are omitted in reliance on Item 601(b)(2) of Regulation S-K. Upon request of the SEC, Middlefield Banc Corp. will furnish supplementally to the SEC a copy of the disclosure schedules

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Ban Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

99	Report of independent registered public accounting firm.	filed herewith

31	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.1	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

21 of 26

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: November 9, 2007	By:	/s/Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer

22 of 26