Form 10-K
period 2007-12-31
MIDDLEFIELD BANC CORP
filed 2008-03-24
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2007
Commission File Number: 33-23094
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1585111

( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)
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
     Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes ☐     No ☑
     The aggregate market value on June 30, 2007 of common stock held by non-affiliates of the registrant was approximately $63.6 million. As of March 21, 2008, there were 1,707,015 shares of common stock issued and outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statements for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Part I and Part II of this report.

i

Item 1 — Business
     Middlefield Banc Corp . Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a two-bank holding company registered under the Bank Holding Company Act of 1956. The Company’s two subsidiaries are:
1.	The Middlefield Banking Company (“MBC”), an Ohio-chartered commercial bank that began operations in 1901. MBC engages in a general commercial banking business in northeastern Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and its telephone number is (440) 632-1666.

2.	Emerald Bank (“EB”), an Ohio-chartered commercial bank headquartered in Dublin, Ohio. EB engages in a general commercial banking business in central Ohio. The principal executive office is located at 6215 Perimeter Drive, Dublin Ohio 43017, and its telephone number is (614) 793-4631.
     The Middlefield Banking Company . MBC was chartered under Ohio law in 1901. The Company became the holding company for MBC in 1988. MBC offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (NOW) accounts; money market accounts; time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans; safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.
     Engaged in a general commercial banking business in northeastern Ohio, MBC offers commercial banking services principally to small and medium-sized businesses, professionals and small business owners, and retail customers. MBC has developed and continues to monitor and update a marketing program to attract and retain consumer accounts, and to offer banking services and facilities compatible with the needs of its customers.
     MBC’s loan products include operational and working capital loans; loans to finance capital purchases; term business loans; residential construction loans; selected guaranteed or subsidized loan programs for small businesses; professional loans; residential mortgage and commercial mortgage loans, and consumer installment loans to purchase automobiles, boats, and for home improvement and other personal expenditures. Although the bank makes agricultural loans, it currently has no significant agricultural loans.
     Emerald Bank. The Company acquired Emerald Bank on April 19, 2007 for a combination of cash and stock. Emerald Bank operates as a separate commercial bank subsidiary of Middlefield, offering essentially the same range of products and services in central Ohio as MBC does in northeastern Ohio.
     Market Area. MBC’s market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefiting from the area’s proximity both to Cleveland and Warren, population and income levels have maintained steady growth over the years. EB’s sole office is located in Dublin in Franklin County, serving the central Ohio market.
Competition . The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs) and investing in technology to permit telephone, personal computer, and internet banking. While all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional “brand names,” providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve. The Company seeks to take competitive advantage of its local orientation and community banking profile. It competes for loans principally through responsiveness to customers and its ability to communicate effectively with them and understand and address their needs. The Company competes for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. The Company seeks to provide high quality banking service to professionals and small and mid-sized businesses, as well as individuals, emphasizing quick and flexible responses to customer demands.
     Forward-looking Statements . This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about The Company and subsidiaries. Information incorporated in this document by reference, future filings by the Company on Form 10-Q and Form 8-K, and future oral and written statements by the Company and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

     Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:
•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board

•	inflation, interest rate, market, and monetary fluctuations

•	the development and acceptance of new products and services of the Company and subsidiaries and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors’ products and services

•	the willingness of users to substitute our products and services for those of competitors

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

•	changes in consumer spending and saving habits
     Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because the Company cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.
     Lending — Loan Portfolio Composition and Activity . The Company makes residential mortgage and commercial mortgage loans, home equity loans, secured and unsecured consumer installment loans, commercial and industrial loans, and real estate construction loans for owner-occupied and rental properties. The Company’s loan policy aspires to a loan composition mix consisting of approximately 60% to 70% residential real estate loans, 35% to 40% commercial loans, consumer loans of 5% to 15%, and credit card accounts of up to 5%.
     Although Ohio bank law imposes no material restrictions on the kinds of loans the Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank’s real-estate secured loans are secured by real property in northeastern Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as the banks may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on the banks lending. The banks can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The subsidiaries’ internal policy are to maintain its credit exposure to any one borrower at less than $3.0 million, which is comfortably within the range of the bank’s legal lending limit. As of December 31, 2007, the Company’s 15%-of-capital limit on loans to a single borrower was approximately $5.2 million.
     The Company offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and Small Business Administration loans for qualified businesses. A substantial portion of the bank’s commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The Company’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

     The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2007, 2006, 2005, 2004 and 2003, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$67,010	21.65	$68,496	27.49	$65,252	27.88%	$52,148	24.18%	$42,063	21.81%
Real estate construction	6,704	2.17	2,458	0.99	2,725	1.16	3,144	1.46	3,434	1.78
Mortgage:
Residential	193,514	62.53	162,917	65.38	151,866	64.88	147,425	68.36	134,007	69.48
Commercial	36,818	11.90	9,949	3.99	8,208	3.51	7,027	3.26	7,866	4.08
Consumer installment	5,400	1.75	5,371	2.16	6,004	2.57	5,909	2.74	5,510	2.85

Total loans	309,446	100	249,191	100	234,055	100%	215,653	100%	192,880	100%

Less:
Allowance for loan losses	3,299		2,849		2,841		2,623		2,521

Net loans	$306,147		$246,342		$231,214		$213,030		$190,359

Net loans as a percent of total assets	89.82%		56.73%		74.29%		73.15%		72.55%

     The following table presents maturity information for the loan portfolio at December 31, 2007. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31,2007
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$21,230	$3,338	$59,598	$4,353	$1,346	$89,865
After one year through five years	28,680	1,259	108,556	21,367	3,777	163,639
After five years	17,100	2,107	25,360	11,098	277	55,942

Total amount due	$67,010	$6,704	$193,514	$36,818	$5,400	$309,446

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.
The following table shows the dollar amount of all loans due after December 31, 2007 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2007 that have floating or adjustable rates.

	Fixed	Adjustable
(Dollars in thousands)	Rate	Rate	Total

Commercial and industrial	$27,819	$39,191	$67,010
Real estate construction	2,618	4,086	6,704
Mortgage:	—	—
Residential	51,323	142,191	193,514
Commercial	14,764	22,054	36,818
Consumer installment	5,059	341	5,400

	$101,583	$207,863	$309,446

Residential Mortgage Loans. A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $194 million or 62.5% of the Company’s total loan portfolio at December 31, 2007.
     The Company makes loans of up to 80% of the value of the real estate and improvements securing a loan (the “loan-to-value” or “LTV” ratio) on 1-4 family real estate. The Company generally does not lend in excess of 80% of the appraised value or sales price (whichever is less) of the property unless additional collateral is obtained, thereby lowering the total LTV. The Company offers residential real estate loans with terms of up to 30 years.
     Before 1996, nearly all residential mortgage loans originated by the Company were written on a balloon-note basis. During 1996, the Company began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the Company began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 73.5% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2007 was adjustable rate. The Company’s mortgage loans are ordinarily retained in the loan portfolio. The Company’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.
     The Company’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.
     At December 31, 2007, residential mortgage loans of approximately $3.2 million were over 90 days delinquent or non-accruing on that date, representing 1.63% of the residential mortgage loan portfolio.
     Commercial and Industrial Loans and Commercial Real Estate Loans . The Company’s commercial loan services include —
•	accounts receivable, inventory and working capital loans

•	renewable operating lines of credit

•	loans to finance capital equipment

•	term business loans

•	short-term notes

•	selected guaranteed or subsidized loan programs for small businesses

•	loans to professionals

•	commercial real estate loans
Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Although the Company makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear somewhat more risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.
     Although a risk of nonpayment exists for all loans, certain specific types of risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate income sufficient to repay the loan. The Company’s loan policy provides that commercial loan applications must be supported by documentation indicating that there will be cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns for at least three years must be submitted, and annual reviews are undertaken for loans of $150,000 or more. The fair market value of collateral for collateralized commercial loans must exceed the Company’s loan exposure. For this purpose fair market value is determined by independent appraisal or by the loan officer’s estimate employing guidelines established by the loan policy. Term loans not secured by real estate generally have terms of five years or less, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and terms loans secured by collateral having a useful life exceeding five years may have longer terms. The Company’s loan policy allows for terms of up to 15 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum loan-to-value ratio for commercial real estate loans is 75% of the appraised value or cost, whichever is less.
     Real estate is commonly a material component of collateral for the Company’s loans, including commercial loans. Although the expected source of repayment of these loans is generally the operations of the borrower’s business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.
     At December 31, 2007, commercial and commercial real estate loans totaled $103.8million, or 33.6% of the Company’s total loan portfolio. At December 31, 2007, commercial and commercial real estate loans of approximately $1.8 million were over 90 days delinquent or non-accruing on that date, and represented 1.77% of the commercial and commercial real estate loan portfolios.
     Real Estate Construction . The Company originates several different types of loans that it categorizes as construction loans, including —
•	residential construction loans to borrowers who will occupy the premises upon completion of construction,

•	residential construction loans to builders,

•	commercial construction loans, and

•	real estate acquisition and development loans.

     Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The Company’s fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the Company to make residential construction loans without an existing written commitment for permanent financing. The Company’s loan policy provides that the Company may make construction loans with terms of up to one year, with a maximum loan-to-value ratio for residential construction of 80%.
     At December 31, 2007, real estate construction loans totaled $6.7 million, or 2.2% of the Company’s total loan portfolio. At December 31, 2007, real estate-construction loans of approximately $643,000 were over 90 days delinquent or non-accruing on that date, and represented 9.56% of the real estate-construction loan portfolios.
     Consumer Installment Loans . The Company’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The Company does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The Company maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.
     According to the Company’s loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to two and one-half years. Real estate security generally is required for consumer loans having terms exceeding five years.
     At December 31, 2007, the Company had approximately $5.4 million in its consumer installment loan portfolio, representing 1.8% of total loans. Consumer installment loans of approximately $23,000 were over 90 days delinquent or non-accruing on that date, representing .43% of the installment loan portfolio.
     Loan Solicitation and Processing . Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Company personnel and walk-in customers.
     When a loan request is made, the Company reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Company’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies each individual officer’s loan approval authority, loans exceeding an individual officer’s approval authority are submitted to a committee consisting of loan officers, which has authority to approve loans up to $500,000. The full board acts as a loan committee for loans exceeding that amount.
     Income from Lending Activities . The Company earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The Company also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements included herein contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.
     Nonperforming Loans . Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the Company’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The Company also collects late charges on commercial loans.
     When the Company acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as “other real estate owned” until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. “Other real estate owned” is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.
     The Company undertakes regular review of the loan portfolio to assess its risks, particularly the risks associated with the commercial loan portfolio. This includes annual review of every commercial loan representing credit exposure of $150,000 or more. An independent firm performs semi-annual loan reviews for the Company.
     Classified Assets . FDIC regulations governing classification of assets require nonmember commercial banks — including the Company — to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection of principal in full — on the basis of currently existing facts, conditions, and values — highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the above categories, but that possess some weakness, are required to be designated “special mention” by management.

     When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2007, 2006, 2005, 2004 and 2003 classified assets were as follows:

	Classified Assets at December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Classified loans:

Special mention	$5,302	1.71%	$7,394	2.97%	$6,567	2.81%	$4,094	1.90%	$2,876	1.49%
Substandard	1,029	0.33%	1,515	0.61%	2,020	0.86%	3,097	1.44%	1,920	1.00%
Doubtful	835	0.27%	—	—	—	0.00%	163	0.08%	199	0.10%
Loss	—	—	—	—	—	—	—	—	—	—

Total amount due	$7,166	2.31%	$8,909	3.58%	$8,587	3.67%	$7,354	3.42%	$4,995	3.41%

Investments. Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. The Company generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio bank law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Similar to the legal lending limit on loans to any one borrower, Ohio bank law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These Ohio bank law provisions have not been a material constraint upon the bank’s investment activities.
     All securities-related activity is reported to the Company’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. Senior management can purchase and sell securities in accordance with the Company’s stated investment policy.
     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold a security until maturity or on a long-term basis, the security is classified as held-to-maturity and is reflected on the balance sheet at historical cost. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. Available-for-sale securities are reflected on the balance sheet at their market value.

The following table sets forth the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2007				2006				2005
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value	cost	gains	losses	value	cost	gains	losses	value

Available for Sale:

U.S. Government agency securities	$7,873	$55	$(1)	$7,927	$7,253	$2	$(110)	$7,145	$7,261	$10	$(112)	$7,159
Obligations of states and political subdivisions:
Taxable	749	—	(7)	742	748	—	(21)	727	748	—	(23)	725
Tax-exempt	47,263	188	(522)	46,929	38,182	140	(354)	37,968	28,231	98	(331)	27,998
Corporate securities	—	—	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	29,219	162	(335)	29,046	16,959	—	(490)	16,469	22,229	16	(640)	21,605
Equity securities	944	396	(16)	1,324	694	48	(3)	739	444	1	(45)	400

Total	$86,048	$801	$(881)	$85,968	$63,836	$190	$(978)	$63,048	$58,913	$125	$(1,151)	$57,887

Held to Maturity:
Obligations of states and political subdivisions:	$—	$—	$—	$—	$126	$8	$—	$134	$221	$12	$—	$233

Total	$—	$—	$—	$—	$126	$8	$—	$134	$221	$12	$—	$233

Total Investment Securities	$86,048	$801	$(881)	$85,968	$63,962	$198	$(978)	$63,182	$59,134	$137	$(1,151)	$58,120

The contractual maturity of investment securities at December 31, 2007 is shown below.

									Total investment
	One year		More than one		More than five		More than		securities and mortgage-
	or less		to five years		to ten years		ten years		backed securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield	Value

U.S. Government agency securities	$—	—	$3,103	4.70	$2,994	4.70	$1,775	5.92	$7,873	4.98	$7,927

Obligations of states and political subdivisions:
Taxable	250	3.20	499	4.15	—	—	—	—	749	3.83	742
Tax-exempt	4,049	4.00	6,542	3.89	10,100	4.26	26,572	4.32	47,263	4.22	46,929
Mortgage-backed securities	—	—	137	5.18	1,220	4.47	27,863	5.13	29,219	5.10	29,046
Equity Securities	944	—	—	—	—	—	—	—	944	—	1,324

Total	$5,243	3.24%	$10,281	4.16%	$14,314	4.37%	$56,210	4.77%	$86,048	4.54%	$85,968

     Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax equivalent basis.
     As of December 31, 2007, the Company also held 17,310 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2007 was approximately $1,731,000.
     Sources of Funds — Deposit Accounts . Deposit accounts are a major source of funds for the Company. The Company offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The Company also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

     The following table shows the amount of time deposits of $100,000 or more as of December 31, 2007, including certificates of deposit, by time remaining until maturity.

	Maturity of Time Deposits of
	$100,000 or more at
	December 31,2007
	Amount	Percent of Total

Within three months	$8,431,158	16.53%
Beyond three but within six months	8,615,730	16.89
Beyond six but within twelve months	15,291,877	29.97
Beyond one year	18,677,293	36.61

Total	$51,016,058	100.00

     Borrowings . Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Company can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2007, the Company had $24.2 million of FHLB borrowings outstanding. The Company also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
     The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase are summarized as follows:

	2007	2006	2005

Balance at year-end	$1,510,607	$1,609,738	6,710,914
Average balance outstanding	2,383,902	3,281,340	1,844,018
Maximum month-end balance	5,768,057	8,245,406	6,710,914
Weighted-average rate at year-end	2.96%	4.35%	4.38%
Weighted-average rate during the year	3.89%	5.10%	5.63%
Personnel.
     As of December 31, 2007 the Company had 91 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.
Supervision and Regulation
     The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Company.
     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. Middlefield is required to file annual reports and other information with the Federal Reserve. Both subsidiaries are Ohio-chartered commercial banks. As a state-chartered, nonmember banks, the banks are primarily regulated by the FDIC and by the Ohio Division of Financial Institutions.
     The Company and the banks are subject to federal banking laws, and the Company is subject also to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The Company must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.
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
     The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. The Company is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Although the Company has become a financial holding company, the Company has no immediate plans to use the expanded authority to engage in activities other than those in which it is currently engaged. Federal Reserve Board rules require that all of the depository institution subsidiaries of a financial holding company be and remain well capitalized and well managed. If all depository institution subsidiaries of a financial holding company do not remain well capitalized and well managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days. In the meantime the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities. If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary.

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
     Liability of Commonly Controlled Institutions. Adding subsection (e) to section 5 of the Federal Deposit Insurance Act, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 allows the FDIC to demand from one institution payment for losses incurred or to be incurred by the FDIC because of the default of another institution or because of assistance provided by the FDIC to the other institution in danger of default, if the institutions are commonly controlled.
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
     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2007, the Company was in compliance with all regulatory capital requirements.
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

     The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiaries, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2007.

	2007		2006
	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)

Actual	$42,664,943	14.56%	$41,978,838	18.05%
For Capital Adequacy Purposes	23,441,926	8.00	18,605,783	8.00
To Be Well Capitalized	29,302,408	10.00	23,257,229	10.00

Tier I Capital (to Risk-Weighted Assets)

Actual	$39,194,767	13.38%	$39,109,743	16.82%
For Capital Adequacy Purposes	11,720,963	4.00	9,302,892	4.00
To Be Well Capitalized	17,581,445	6.00	13,954,337	6.00

Tier I Capital (to Average Assets)

Actual	$39,194,767	9.23%	$39,109,743	11.82%
For Capital Adequacy Purposes	16,990,099	4.00	13,236,186	4.00
To Be Well Capitalized	21,237,623	5.00	16,545,233	5.00
     Limits on Dividends and Other Payments . The Company’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the banks. Under Ohio bank law, an Ohio-chartered bank may not pay a cash dividend if the amount of the dividend exceeds “undivided profits,” which is defined in Ohio bank law to mean the cumulative undistributed amount of the bank’s net income. But with the approval of two thirds of the outstanding shares and approval of the superintendent of the Division of Financial Institutions, an Ohio-chartered bank may pay cash dividends from surplus. Lastly, approval of the superintendent is also required if the total of all dividends and distributions declared on the bank’s shares in any year exceeds the total of the bank’s net income for the year plus retained net income for the two preceding years.
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

     Transactions with Affiliates . Although the banks are not member banks of the Federal Reserve System, they required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act — pertaining to transactions with affiliates — as if they were member banks. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act —
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
     The Company’s authority to extend credit to insiders — meaning executive officers, directors and greater than 10% stockholders — or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the Company’s capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the Company’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any “interested” director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions.
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
     A bank holding company cannot elect to be a “financial holding company” — with the expanded securities, insurance and other powers that designation entails — unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or greater will be subject to CRA examinations no more frequently than every 2 years.” Following a CRA examination as of September 19, 2005, the MBC received a rating of “Outstanding.” Lastly, the Gramm-Leach-Bliley Act requires public disclosure of private CRA agreements entered into between banking organizations and other parties, and annual reporting by banking organizations of actions taken under the private CRA agreements. This last provision of the Gramm-Leach-Bliley Act addresses the increasingly common practice whereby a bank or holding company undertaking acquisition of another bank or holding company enters into an agreement with parties who might otherwise file with bank regulators a CRA protest of the acquisition. The details of these agreements have not been universally disclosed by acquiring institutions in the past.
     Federal Home Loan Bank. The Federal Home Loan Bank serves as a credit source for their members. As a member of the FHLB of Cincinnati, the Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to it’s amount of loans, and or “advances,” from the FHLB. The Company is in compliance with this requirement, with an investment in FHLB stock of $1,731,300 at December 31, 2007.
     Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.
     State Banking Regulation . As Ohio-chartered banks, the banks are subject to regular examination by the Ohio Division of Financial Institutions. State banking regulation affects the internal organization of the banks as well as their savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The Ohio Division of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist it may take possession and control of an Ohio-chartered bank.

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
     The Company does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio and central Ohio markets in which the Company operates have high concentrations of financial institutions. Many of the financial institutions operating in our markets are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. More geographically diversified than the Company, they are therefore less vulnerable to adverse changes in our local economy. And many of these institutions offer services that we do not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities than the Company can provide. Likewise, some of the competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which the Company is subject. Because the Company is smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. The Company accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.
     The business of banking is changing rapidly with changes in technology, which poses financial and technological challenges to small and mid-sized institutions . With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Financial institutions’ success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of the Company’s competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than the Company, or to provide products and services that the Company is not able to provide economically. We cannot assure you that we will be able to develop and implement new technology-driven products or services or that we will be successful in marketing these products or services to customers.
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
     The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not stockholders . The Company and it’s subsidiaries are and will remain subject to extensive state and federal government supervision and regulation. Affecting many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which our services can be offered, and numerous other matters, state and federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance funds administered by the FDIC. Protection of stockholders is not a goal of banking regulation.
     Applicable statutes, regulations, agency and court interpretations, and agency enforcement policies have undergone significant changes, some retroactively applied, and could change significantly again. Changes in applicable laws and regulatory policies could adversely affect the banking industry generally or the Company and the banks in particular. The burdens of federal and state banking regulation could place banks in general at a competitive disadvantage compared to less regulated competitors. We give you no assurance that we will be able to adapt successfully to industry changes caused by governmental actions.

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
     Changing interest rates have a direct and immediate impact on financial institutions . The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. In the early 1990s, many banking organizations experienced historically high interest rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings. Since then, however, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressures. It has become increasingly difficult for depository institutions to maintain deposit growth at the same rate as loan growth. Under these circumstances, to maintain deposit growth an institution might have to offer more attractive deposit terms, further narrowing the institution’s interest rate spread. The Company cannot assure you that interest rate spreads will not narrow even more or that higher interest rate spreads will return.
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
     An economic downturn in our market area would adversely affect our loan portfolio and our growth prospects . Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull and Ashtabula Counties. A high percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the economy in our primary lending area would adversely affect our operations and limit our future growth potential.
     The Company’s common stock is very thinly traded, and it is therefore susceptible to wide price swings . The Company’s common stock is not traded or authorized for quotation on any exchanges or on Nasdaq. However, bid prices for the Company common stock appear from time to time in the pink sheets under the symbol “MBCN.” The “pink sheets” is a quotation servive for over-the-counter securities that is maintained by Pink Sheets LLC, a private company. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or Nasdaq. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of Middlefield common stock, matching interested buyers and sellers.
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
     Government regulation could restrict our ability to pay cash dividends . Dividends from the banks are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the banks from paying dividends or transferring funds to the Company. As of December 31, 2007 the banks could have declared dividends of approximately $4.5 million to Company without having to obtain advance regulatory approval. We cannot assure you that the banks’ profitability will continue to allow it to pay dividends to the Company, and we therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends.
     We could incur liabilities under federal and state environmental laws if we foreclose on commercial properties . A high percentage of the Company’s loans are secured by real estate. Although the vast majority of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on.

The Company currently does not own any property acquired by foreclosure. However, the Company has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, the banks could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, they might not be financially solvent or they might be unable to bear the full cost of clean up. Regardless of whether it forecloses on property, it is also possible that a lender exercising unusual influence over a borrower’s commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.
Item 2 — Properties
     The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio 44062-1666

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	Leased	three-year lease renewed in November 2004, with option to renew for six additional consecutive three-year terms

Chardon Branch	Geauga	Owned	opened in September, 2001
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned	opened in April, 2003
30 South Maple Avenue
Orwell, Ohio

Newbury Branch 11110 Kinsman Road Newbury, Ohio	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms

Cortland Loan Production 130 Windsor Drive	Trumbull	Leased	one-year lease dated November 2006, with option to renew
Cortland, Ohio

Emerald Bank 6215 Perimeter Drive Dublin, OH 43017	Franklin	Leased	twenty-year lease dated Febuary 2004, with the option to purchase after the tenth year
At December 31, 2007 the net book value of the Company’s investment in premises and equipment totaled $7.0 million.
     The Company’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

Item 3 — Legal Proceedings
     From time to time the Company and the banks are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Company or the banks, either individually or in the aggregate.
Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of The Company’s security holders during the fourth quarter of 2007.
Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for Middlefield’s Common Equity and Related Stockholder Matters” in Middlefield’s 2007 Annual Report to Shareholders on page 56 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”
Equity Compensation Plan information
The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under the Company’s existing equity plan which has been previously approved by the stockholders.

Number of Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)

Equity compensation plans approved by security holders:

1999 Stock Option Plan	88,211	27.86	153,932
Unregistered Sales of Equity Securities and Use of Proceeds
On April 19, 2007, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.99% or approximately 76,114 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in April 2008.
The following table summarizes the treasury stock purchased by the issuer during the fourth quarter of 2007:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Shares Purchased	Per Share	Announced Program	the Program

30-Oct-07	1,100	38.00	1,100	46,988
31-Oct-07	11,500	38.65	11,500	35,488
21-Nov-07	1,027	38.65	1,027	34,461
22-Nov-07	1,000	38.50	1,000	33,461
23-Nov-07	7,612	38.00	7,612	25,849
4-Dec-07	1,000	37.00	1,000	24,849
11-Dec-07	3,900	37.00	3,900	20,949
17-Dec-07	1,500	37.00	1,500	19,449

Item 6 — Selected Financial Data
     The above-captioned information appears under “Selected Financial Data” in Middlefield’s 2007 Annual Report to Shareholders and is incorporated herein by reference.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Middlefield’s 2007 Annual Report to Shareholders and is incorporated herein by reference.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “ Interest Rate Sensitivity Simulation Analysis in Middlefield’s 2007 Annual Report to Shareholders and is incorporated herein by reference.
Item 8 — Financial Statements and Supplementary Data
     The Consolidated Financial Statements of The Company and its’ subsidiaries, together with the report thereon by S.R. Snodgrass, A.C. appears in the Middlefield’s 2007 Annual Report to Shareholders and are incorporated herein by reference.
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9a(T) — Controls and Procedures
          (a) Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
          (b) Internal Controls Over Financial Reporting
Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 — the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.
          (c) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9b — Other Information
None
Part III
Item 10 — Directors and Executive Officers of the Registrant
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.
Item 11 — Executive Compensation
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
Item 13 — Certain Relationships and Related Transactions
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.
Item 14 — Principal Accountant Fees and Services
     Incorporated by reference to the definitive proxy statement for the 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.
Part IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2007 and 2005 and for each of the three years in the period ended December 31, 2007:
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
(a)(3) Exhibits
           See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

exhibit
number	description	location

2	Agreement and Plan of Merger among Middlefield Banc Corp., EB Interim Bank, and Emerald Bank, dated as of November 15, 2006, as amended by Amendment No. 1	Incorporated by reference to the prospectus/proxy statement, Appendix A, contained in Part I of Form S-4 Registration Statement Amendment No. 1 filed on February 9, 2007. Disclosure schedules referred to in the Agreement and Plan of Merger are omitted in reliance on Item 601(b)(2) of Regulation S-K. Upon request of the SEC, Middlefield Banc Corp. will furnish supplementally to the SEC a copy of the disclosure schedules

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc exhibit
number	description	location

Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.2*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.3*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and James R. Heslop II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.40*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Jay P. Giles	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.1*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Teresa M. Hetrick	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.2*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Jack L. Lester	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.3*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006

10.4.4*	Severance Agreement dated July 11, 2006 between Middlefield Banc Corp. and Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 12, 2006 exhibit
number	description	location

10.50*	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.60*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.70*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.80*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.90*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on

exhibit
number	description	location

Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19*	DBO Agreement with James R. Heslop II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23*	Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

10.24*	Executive Deferred Compensation Agreement with James R. Heslop II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007

10.25*	Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 4, 2007 exhibit
number	description	location

13	Portions of the Annual Report for the year ended December 31, 2006 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.10	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.20	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

*	management contract or compensatory plan or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer
March 21, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell Thomas G. Caldwell	March 21, 2008
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy Donald L. Stacy, Treasurer and Chief Financial Officer	March 21, 2008
Principal Financial & Accounting Officer

/s/ Richard T. Coyne Richard T. Coyne, Chairman of the Board	March 21, 2008

/s/ Frances H. Frank Frances H. Frank, Director	March 21, 2008

/s/ Thomas C. Halstead Thomas C. Halstead, Director	March 21, 2008

/s/ James R. Heslop, II James R. Heslop, II, Executive Vice President,	March 21, 2008
Chief Operating Officer, and Director

/s/ Kenneth E. Jones Kenneth E Jones, Director	March 21, 2008

/s/ James McCaskey James McCaskey, Director	March 21, 2008

/s/ Carolyn Turk Carolyn Turk, Director	March 21, 2008

/s/ William J. Skidmore William J. Skidmore, Director	March 21, 2008

/s/ Donald E. Villers Donald E. Villers, Director	March 21, 2008

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Middlefield Banc Corp.
We have audited the accompanying consolidated balance sheet of Middlefield Banc Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlefield Banc Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ S. R. Snodgrass, A.C.
S. R. Snodgrass, A.C.

Wexford, PA
March 14, 2008

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course by management or employees in the normal course of performing their assigned functions.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Thomas G. Caldwell
By:	Thomas G. Caldwell
President and Chief Executive Officer (Principal Executive Officer)
Date: March 21, 2008

/s/ Donald L. Stacy
By:	Donald L. Stacy
Treasurer (Principal Financial & Accounting Officer)
Date: March 21, 2008