Form 10-Q
period 2008-03-31
MIDDLEFIELD BANC CORP
filed 2008-05-15
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10 - Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number 33-23094
Middlefield Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34 - 1585111
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
15985 East High Street, Middlefield, Ohio 44062-9263
(Address of principal executive offices)
(440) 632-1666
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicle date:
Class: Common Stock, without par value
Outstanding at May 10, 2008: 1,522,691

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31
	2008	2007

ASSETS
Cash and due from banks	$9,733,382	$9,072,972
Federal funds sold	4,090,687	8,631,963
Interest-bearing deposits in other institutions	110,387	110,387

Cash and cash equivalents	13,934,456	17,815,322
Investment securities available for sale	98,848,546	85,967,764
Loans	314,915,193	309,445,922
Less allowance for loan losses	3,351,137	3,299,276

Net loans	311,564,056	306,146,646
Premises and equipment	7,371,350	7,044,685
Goodwill	4,371,207	4,371,206
Bank-owned life insurance	7,223,471	7,153,381
Accrued interest and other assets	6,424,829	5,774,052

TOTAL ASSETS	$449,737,915	$434,273,056

LIABILITIES
Deposits:
Noninterest-bearing demand	$39,525,150	$41,348,219
Interest-bearing demand	24,092,145	19,566,035
Money market	24,036,386	22,684,041
Savings	73,299,591	76,895,857
Time	216,819,834	202,423,848

Total deposits	377,773,106	362,918,000
Short-term borrowings	2,090,086	1,510,607
Other borrowings	32,423,165	32,395,319
Accrued interest and other liabilities	2,202,547	2,487,746

TOTAL LIABILITIES	414,488,904	399,311,672

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,707,015 and 1,701,546 shares issued	26,848,601	26,650,123
Retained earnings	14,096,814	13,746,956
Accumulated other comprehensive income	179,015	(52,969)
Treasury stock, at cost; 165,208 shares in 2008 and 151,745 shares in 2007	(5,875,419)	(5,382,726)

TOTAL STOCKHOLDERS’ EQUITY	35,249,011	34,961,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,737,915	$434,273,056

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$5,455,274	$4,530,229
Interest-bearing deposits in other institutions	5,203	55,889
Federal funds sold	79,304	131,235
Investment securities:
Taxable interest	565,079	266,114
Tax-exempt interest	453,943	382,785
Dividends on FHLB stock	29,400	25,495

Total interest income	6,588,203	5,391,747

INTEREST EXPENSE
Deposits	3,333,980	2,314,671
Short-term borrowings	9,895	152,292
Other borrowings	414,111	312,335

Total interest expense	3,757,986	2,779,298

NET INTEREST INCOME	2,830,217	2,612,449
Provision for loan losses	75,000	45,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,755,217	2,567,449

NONINTEREST INCOME
Service charges on deposit accounts	465,528	451,947
Earnings on bank-owned life insurance	70,088	72,079
Other income	101,835	97,602

Total noninterest income	637,451	621,628

NONINTEREST EXPENSE
Salaries and employee benefits	1,194,419	1,104,908
Occupancy expense	231,183	169,230
Equipment expense	146,110	121,791
Data processing costs	209,280	151,248
Ohio state franchise tax	117,000	96,000
Other expense	617,680	630,525

Total noninterest expense	2,515,672	2,273,702

Income before income taxes	876,996	915,375
Income taxes	140,000	163,000

NET INCOME	$736,996	$752,375

EARNINGS PER SHARE
Basic	$0.48	$0.50
Diluted	0.47	0.49

DIVIDENDS DECLARED PER SHARE	$0.250	$0.224
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income
Balance, December 31, 2007	$26,650,123	$13,746,956	$(52,969)	$(5,382,726)	$34,961,384

Net income		736,996			736,996	$736,996
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $119,504			231,984		231,984	231,984

Comprehensive income						$968,980

Stock based compensation expense recognized in earnings	3,762				3,762
Purchase of treasury stock (13,463 shares)				(492,693)	(492,693)
Dividend reinvestment and purchase plan	194,716				194,716
Cash dividends ($0.25 per share)		(387,138)			(387,138)

Balance, March 31, 2008	$26,848,601	$14,096,814	$179,015	$(5,875,419)	$35,249,011

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$736,996	$752,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	45,000
Depreciation and amortization	126,213	114,947
Amortization of premium and discount on investment securities	49,451	54,805
Amortization of deferred loan fees, net	(27,932)	(4,436)
Earnings on bank-owned life insurance	(70,088)	(72,079)
Compensation for stock option expense	3,762	—
Increase in accrued interest receivable	(442,313)	(454,521)
Increase (decrease) in accrued interest payable	(40,545)	112,025
Other, net	(533,826)	(962,728)

Net cash used for operating activities	(123,283)	(414,612)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	5,565,823	1,200,126
Purchases	(18,144,564)	(8,783,756)
Investment securities held to maturity:
Proceeds from repayments and maturities	—	5,954
Increase in loans, net	(5,464,478)	(5,687,505)
Purchase of Federal Home Loan Bank stock	(38,800)	(22,700)
Purchase of premises and equipment	(452,880)	(61,123)

Net cash used for investing activities	(18,534,899)	(13,349,004)

FINANCING ACTIVITIES
Net increase in deposits	14,855,106	16,475,633
Increase in short-term borrowings, net	579,479	655,619
Repayment of other borrowings	(972,154)	(1,319,559)
Proceeds from other borrowings	1,000,000	—
Purchase of Treasury Stock	(492,693)	—
Proceeds from dividend reinvestment & purchase plan	194,716	205,206
Cash dividends	(387,138)	(329,351)

Net cash provided by financing activities	14,777,316	15,687,548

Increase (decrease) in cash and cash equivalents	(3,880,866)	1,923,932

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,815,322	13,639,602

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,934,456	$15,563,534

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,798,531	$2,667,274
Income taxes	150,000	450,000
See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Company”) includes its two subsidiaries The Middlefield Banking Company and Emerald Bank. All significant inter-company items have been eliminated.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that The Companyconsiders necessary to fairly state Middlefield’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 33-23094). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.
Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
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
In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
NOTE 2 — STOCK-BASED COMPENSATION
During the three months ended March 31, 2008, the Company recorded $3,762 in unrecognized compensation cost As of March 31, 2008, there was approximately $11,286 of unrealized compensation cost related to the unvested share-based compensation awards granted. That cost is expected to be unrealized in 2008.
FAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS 123R, such excess tax benefits were presented as operating cash flows. Accordingly, there have been no excess tax benefits that have been classified as a financing cash inflow for the three months ended March 31, 2008 in the Consolidated Statements of Cash Flows.
Prior to adopting FAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The Company had 5,824 shares of non-vested stock options outstanding on March 31, 2008.
Stock option activity during the three months ended March 31, 2008 and 2007 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2008	Price	2007	Price

Outstanding, January 1	88,211	$28.34	77,287	$26.23
Granted	1,337	36.25	—	—
Exercised	(175)	23.70	(565)	25.10
Forfeited	—	—	—	—

Outstanding, March 31	89,373	$28.47	76,722	$26.24

NOTE 3 — EARNINGS PER SHARE
The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.
There are no convertible securities that would affect the denominator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (Unaudited) will be used as the numerator. The following tables set forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three
	Months Ended
	March 31,
	2008	2007
Weighted average common shares outstanding	1,702,587	1,597,250

Average treasury stock shares	(154,544)	(95,080)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,548,043	1,502,170

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	20,337	22,495

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,568,380	1,524,665

Options to purchase 25,897 shares of common stock at prices ranging from $36.73 to $40.24 were outstanding during the three months ended March 31, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of March 31, 2008. For the three months ended March 31, 2007, there were no anti-dilutive options outstanding.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three and three months ended March 31, 2008, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended March 31, 2008 and 2007 (net of the income tax effect):

	For the Three Months
	Ended March 31,
	2008	2007

Unrealized holding gains arising during the period on securities held	231,984	28,204

Reclassification adjustment for gains included in net income	—	—

Net change in unrealized gains during the period	231,984	28,204
Unrealized holding losses, beginning of period	(52,969)	(520,987)

Unrealized holding gain (losses), end of period	179,015	(492,783)

Net income	736,996	752,375
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	231,984	28,204

Comprehensive income	968,980	780,579

NOTE 5 — FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued FASB No. 157, Fair Value Measurements, to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active	Significant Other
	Markets for Identical	Observable Inputs	Balance as of
	Assets (Level 1)	(Level 2)	31-Mar-08

Securities available-for-sale	$1,327,310	$97,521,236	$98,848,546
As required by FASB No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.
As of March 31,2008, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2008, all of the financial assets measured at fair value utilized the market approach.
NOTE 6 — ACQUISITIONS
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
The following Unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2007.

	Three Months Ended
	2008	2007

Interest Income	$6,588,203	$6,097,961
Interest Expense	3,757,986	3,205,328

Net Interest Income	2,830,217	2,892,633
Provision for loan losses	75,000	91,102

Net Interest Income after provision for loan losses	2,755,217	2,801,531

Non Interest Income	637,451	643,786
Non Interest Expense	2,515,672	2,794,199

Income before income taxes	876,996	651,118
Provision for income taxes	140,000	163,000

Net income	$736,996	$488,118

EARNINGS PER SHARE
Basic	$0.48	$0.32
Diluted	0.47	0.32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets ended the March 31, 2008 quarter at $449.7 million an increased of $15.5 million or 3.6% from end of year December 31, 2007. Investment securities available for sale, loans receivable, and accrued interest and other assets increased $12.9 million, $5.4 million and $651,000, respectively. The increase in total assets reflected a corresponding increase in total liabilities of $15.2 million or 3.8% and an increase in stockholders’ equity of $288,000 or .8%. The increase in total liabilities was primarily the result of deposit growth of $14.9 million along with an increase in short term borrowing of $580,000 for the quarter. This was partially offset by decreases to accrued interest and other liabilities of $285,000. The increase in stockholders’ equity was the result of increases in retained earnings, accumulated other comprehensive income and common stock of $350,000, 232,000 and $199,000, respectively. The increase was practically offset by an increase in treasury stock purchased of $493,000.
Cash and cash equivalents. Cash on hand and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash equivalents declined a combined $3.9 million or 21.8% to $13.9 million at March 31, 2008 from $17.8 million at December 31, 2007. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decline for the first three months can principally be attributed to a decrease in Federal Funds Sold which was used to fund the loan and investment portfolios.
Investment securities. Investment securities available for sale ended the March 31, 2008 quarter at $98.9 million an increase of $12.9 million or 15.0% from $86.0 million at December 31, 2007. During this period the Company recorded purchases of available for sale securities of $18.1 million, consisting of purchases of municipal and U. S. government bonds. Offsetting some of the purchases of securities were repayments and maturities of $5.6 million during the three months ended March 31, 2008. In addition, the securities portfolio increased approximately $352,000 due to a increase in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $5.4 million or 1.76% to $311.7 million as of March 31, 2008 from $306.2 million at December 31, 2007. Included in this increase were improvements in the commercial and industrial loan portfolio of $5.1 million or 7.6% and commercial real estate loans of $556,000 or 1.5%, as well as an increase in real estate construction loans of $418,000 during the three months ended March 31, 2008. The Corporation’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing assets. Non-performing assets included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $6.7 million or 2.12% and $5.6 million or 1.83% of total loans at March 31, 2008 and December 31, 2007, respectively. The majority of the increase in this category was in residential secured real estate loans.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $377.8 million or 91.6% of the Company’s total funding sources at March 31, 2008. Total deposits increased $14.9 million or 4.1% to $377.8 million at March 31, 2008 from $362.9 million at December 31, 2007. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $216.8 million at March 31, 2008 an increase of $14.4 million or 7.1% for the year. Interest-bearing demand and money market accounts increased $4.5 million and $1.4 million respectively. These increases were partially offset by declines in savings and non-interest-bearing demand of $3.6 million and $1.8 million respectively during the three months ended March 31, 2008.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Short-term borrowings increased $579,000 or 38.4% to $2.1 million as of March 31, 2008 from $1.5 million at December 31, 2007. The increase was to to the growth of repurchase accounts at Middlefield Bank. Other borrowings increased slightly for the quarter which represents advances from the Federal Home Loan Bank of Cincinnati. The increase in FHLB advances was the result of $972,000 of maturing advances to the Middlefield Bank which was offset with advances to Emerald Bank that totaled $1.0 million.
Stockholders’ equity. Stockholders’ equity increased $288,000 or .8% to $35.3 million at March 31, 2008 from $35.0 million at December 31, 2007. The increase in stockholders’ equity was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $198,000, $350,000 and $232,000, respectively, partially offset by an increase in treasury stock of $493,000. The increase of accumulated other comprehensive income was the result of a increase in the mark to market of the Company’s securities available for sale portfolio. The increase in treasury stock was the result of the purchase of 13,463 shares of the bank’s common stock at an average price of $36.60 since December 31, 2007.

RESULTS OF OPERATIONS
General. The first quarter continued to prove to be a difficult period for the banking community with a continually changing yield curve and a challenging competitive environment. Net income for the first quarter of 2008 totaled $736,996, or 2.0% less than the $752,375 reported for the same period in 2007. Diluted earnings per share for the first quarter of 2008 was $0.47, a 4.1% decrease from 2007’s first quarter diluted earnings per share of $0.49. These results include the operations of Emerald Bank of Dublin, Ohio, which became a subsidiary of the Company on April 19, 2007.
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
Net interest income for the first quarter was $2.8 million, an increase of 8.3% from the $2.6 million reported for the comparable period of 2007. The net interest margin was 2.96% for the first quarter of 2008, down from the 3.46% reported for the same quarter of 2007. The decline is primarily attributable to higher deposit costs and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as time deposits and money market accounts, which generally carry higher interest costs than other deposit alternatives.
Interest income. Interest income increased $1.2 million, or 22.2%, for the three months ended March 31, 2008, compared to the same period in the prior year. This increase can be attributed to growth in interest earned on loans receivable and investment securities of $925,000 and $370,000 respectively.
Interest earned on loans receivable increased $925,000, or 20.4%, for the three months ended March 31, 2008, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $58.9 million, or 23.4%, to $311.2 million for the three months ended March 31, 2008 compared to $252.3 million for the same period in the prior year. Loan interest income was affected negatively by a decline in the yield on the total loan portfolio to 7.03% for the three months ended March 31, 2008 from 7.28% for the same period in the prior year. The decline in the loan portfolio yield was due to the 300 basis point decline in the prime rate since the end of the year.
Interest earned on securities increased $370,000, or 57.0%, for the three months ended March 31, 2008, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $28.9 million, or 44.2%, to $94.4 million at March 31, 2008 from $65.4 million for the same period in the prior year. As was experienced with the loan portfolio, interest income on investment securities was affected negatively by a decline in the portfolio yield. The total securities portfolio yield of 5.35% for the three months ended March 31, 2008 declined by 24 basis points from 5.59% for the same period in the prior year.
Interest expense. Interest expense increased $979,000, or 35.2%, for the three months ended March 31, 2008, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and other borrowing $1.0 million and $102,000, respectively.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $1.0 million , or 44.0%, for the three months ended March 31, 2008, compared to the same period in the prior year. This increase was primarily attributable to average balance of interest-bearing deposits increased by $90.8 million, or 37.8%, to $330.9 million for the three months ended March 31, 2008, compared to $240.1 million for the same period in the prior year. Additionally the Company experienced an increase in the cost of interest-bearing deposits to 4.13% from 4.07% for the quarters ended March 31, 2008 and 2007, respectively. This increase is reflected in the quarterly rate volume report presented below which depicts that the increase to the costs associated with the interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.
Interest incurred on borrowed funds, declined by $41,000, or 8.7%, for the three months ended March 31, 2008, compared the same period in the prior year. This decline was primarily attributable to the reduction in the average balance of borrowed funds of $2.7 million, or 7.2%, to $34.5 million for the three months ended March 31, 2008, compared to $37.1 million for the same period in the prior year. Interest cost on borrowed funds were also affected by a reduction in the cost of these funds to 4.93% from 5.07% for the quarters ended March 31, 2008 and 2007, respectively.

Provision for loan losses. Provision for loan losses totaled $75,000 for the first three month period in 2008. The provision is maintained at a level to absorb management’s estimate of probable inherent credit losses within the bank’s loan portfolio. At March 31, 2008, the allowance for loan losses as a percentage of total loans was 1.06%, which was down slightly from the 1.07% reported at March 31, 2007. The ratio of non-performing loans to total loans stood at 1.30% at March 31, 2008. This was an increase from the 0.67% reported as of March 31, 2007. Loans classified as non-accrual at March 31, 2008, were $4.1 million, which was $336,000 more than the total reported at March 31, 2007.
Non-interest income. Non-interest income increased $16,000 for the three-month period of 2008 over the comparable 2007 period. This increase of 2.5% was primarily the result of higher service charge revenue associated with an increase in the number of deposit accounts, expanded ATM/Debit card usage, and an increase in revenue from investment services.
Non-interest expense. Non-interest expense for the first quarter of 2008 was 10.6%, or $242,000, higher than the first quarter of 2007. Increases in salary and employee benefits of $90,000, occupancy expense of $62,000, and data processing expense of $58,000, were largely attributable to the opening of the Cortland loan production office, as well as the acquisition of Emerald Bank. Other associated expense items contributing to the increase were legal, printing, and transfer agent costs, as well as the ongoing costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.
Provision for income taxes. The Company recognized $140,000 in income tax expense, which reflected an effective tax rate of 16.0% for the three months, ended March 31, 2008, as compared to $163,000 with an effective tax rate of 17.8% for the respective 2007 period. The decline in the tax provision can be associated with a 16.5% or $6.7 million increase in the average balance of the municipal tax-free investment portfolio.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2008, have remained unchanged from December 31, 2007.
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
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three periods ended March 31, 2008 and 2007, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months Ended March 31,
	2008			2007
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)

Interest-earning assets:

Loans receivable	311,236	$5,455	7.03%	252,303	$4,530	7.28%

Investments securities	94,357	1,024	5.35%	65,419	705	5.59%

Interest-bearing deposits with other banks	9,402	109	4.64%	11,053	156	5.72%

Total interest-earning assets	414,994	6,588	6.59%	328,775	5,391	6.89%

Noninterest-earning assets	32,307			19,842

Total assets	$447,301			$348,617

Interest-bearing liabilities:

	For the Three Months Ended March 31,
	2008			2007
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest — bearing demand deposits	21,072	74	1.41%	$12,062	69	2.32%

Money market deposits	23,048	205	3.57%	22,975	256	4.52%

Savings deposits	72,391	443	2.45%	52,845	205	1.57%

Certificates of deposit	214,372	2,612	4.89%	152,178	1,785	4.76%

Borrowings	34,475	424	4.93%	37,130	464	5.07%

Total interest-bearing liabilities	365,357	3,758	4.13%	277,190	2,779	4.07%

Noninterest-bearing liabilities

Other liabilities	46,839			40,857

Stockholders’ equity	35,105			30,570
Total liabilities and stockholders’ equity	$447,301			$348,617

Net interest income		$2,830			$2,612

Interest rate spread (2)			2.47%			2.83%
Net yield on interest-earning assets (3)			2.96%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.59%			118.61%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2008 versus 2007
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	1,058	-133	925
Investments securities	399	-80	319
Interest-bearing deposits with other banks	-23	-24	-47

Total interest-earning assets	1,434	-237	1,197

Interest-bearing liabilities:
Interest — bearing demand deposits	52	-46	5
Money market deposits	1	-52	-51
Savings deposits	76	162	238
Certificates of deposit	730	98	827
Borrowings	-33	-7	-40

Total interest-bearing liabilities	825	154	979

Net interest income	$609	($391)	$218

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
For the three months ended March 31, 2008, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
REGULATORY MATTERS
The Company is subject to the regulatory requirements of The Federal Reserve System as a multi-bank holding company. The affiliate banks are subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio, Division of Financial Institutions.
REGULATORY CAPITAL REQUIREMENTS
The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the company’s operations.
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
The following table illustrates the Company’s risk-weighted capital ratios at March 31, 2008:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	March 31,		March 31,		March 31,
	2008		2008		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$42,542,606	14.45	$32,231,668	12.65	$7,820,079	19.68
For Capital Adequacy Purposes	23,556,886	8.00	20,375,920	8.00	3,179,200	8.00
To Be Well Capitalized	29,446,108	10.00	25,469,900	10.00	3,974,000	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$39,020,570	13.25	$29,372,184	11.53%	$7,328,427	18.44
For Capital Adequacy Purposes	11,778,443	4.00	10,187,960	4.00	1,589,600	4.00
To Be Well Capitalized	17,667,665	6.00	15,281,940	5.00	2,384,400	6.00

Tier I Capital (to Average Assets)

Actual	$39,020,570	8.92	$29,372,184	7.66	$7,328,427	14.27
For Capital Adequacy Purposes	17,503,409	4.00	15,344,739	4.00	2,054,154	4.00
To Be Well Capitalized	21,879,261	5.00	19,180,924	5.00	2,567,692	5.00
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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2007 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2008 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2008 for portfolio equity:

	Increase	Decrease
	+200	-200
	BP	BP

Net interest income — increase (decrease)	(0.2)%	(0.6)%

Portfolio equity — increase (decrease)	(14.1)%	(2.9)%
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1a. There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On April 19, 2007, the Corporation announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.99% or approximately 76,114 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expired in April 2008.
The following table summarizes the treasury stock purchased by the issuer during the first quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Shares Purchased	Per Share	Announced Program	the Program

January 31, 2008	1,190	37.25	1,100	18,349
March 6, 2008	1,387	36.70	11,500	6,849
March 12, 2008	1,186	36.60	1,027	5,822
March 18, 2008	9,700	36.50	1,000	4,822
Item 3. Defaults by the Company on its senior securities
     None
Item 4. Submission of matters to a vote of security holders
     None
Item 5. Other information
     None
Item 6. Exhibits

exhibit
number	description	location
2	Agreement and Plan of Merger among Middlefield Banc Corp., EB Interim Bank, and Emerald Bank, dated as of November 15, 2007, as amended by Amendment No. 1	Incorporated by reference to the prospectus/proxy statement, Appendix A, contained in Part I of Form S-4 Registration Statement Amendment No. 1 filed on February 9, 2008. Disclosure schedules referred to in the Agreement and Plan of Merger are omitted in reliance on Item 601(b)(2) of Regulation S-K. Upon request of the SEC, Middlefield Banc Corp. will furnish supplementally to the SEC a copy of the disclosure schedules

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2007

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2007, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2007

4.2	Junior Subordinated Indenture, dated as of December 21, 2007, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2007 exhibit
number	description	location

4.3	Guarantee Agreement, dated as of December 21, 2007, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2007

99	Report of independent registered public accounting firm.	filed herewith

31	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.1	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: May 13, 2008	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer