Form 10-Q
period 2008-06-30
MIDDLEFIELD BANC CORP
filed 2008-08-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicle date:
Class: Common Stock, without par value
Outstanding at August 13, 2008: 1,522,390

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31
	2008	2007

ASSETS
Cash and due from banks	$9,502,382	$9,072,972
Federal funds sold	790,062	8,631,963
Interest-bearing deposits in other institutions	110,387	110,387

Cash and cash equivalents	10,402,831	17,815,322
Investment securities available for sale	93,797,174	85,967,764
Loans	319,350,603	309,445,922
Less allowance for loan losses	3,434,993	3,299,276

Net loans	315,915,610	306,146,646
Premises and equipment	7,974,133	7,044,685
Goodwill	4,371,207	4,371,206
Bank-owned life insurance	7,295,844	7,153,381
Accrued interest and other assets	7,597,413	5,774,052

TOTAL ASSETS	$447,354,212	$434,273,056

LIABILITIES
Deposits:
Noninterest-bearing demand	$43,132,291	$41,348,219
Interest-bearing demand	23,501,076	19,566,035
Money market	24,849,884	22,684,041
Savings	71,953,596	76,895,857
Time	210,651,595	202,423,848

Total deposits	374,088,442	362,918,000
Short-term borrowings	1,402,320	1,510,607
Federal funds purchased	4,310,000	—
Other borrowings	31,656,317	32,395,319
Accrued interest and other liabilities	2,262,658	2,487,746

TOTAL LIABILITIES	413,719,737	399,311,672

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,711,920 and 1,701,546 shares issued	27,010,507	26,650,123
Retained earnings	14,485,000	13,746,956
Accumulated other comprehensive loss	(1,127,425)	(52,969)
Treasury stock, at cost; 189,530 shares in 2008 and 151,745 shares in 2007	(6,733,607)	(5,382,726)

TOTAL STOCKHOLDERS’ EQUITY	33,634,475	34,961,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,354,212	$434,273,056

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$5,393,090	$5,315,387	$10,848,364	$9,845,616
Interest-bearing deposits in other institutions	3,638	49,724	8,841	105,613
Federal funds sold	22,982	130,200	102,286	261,435
Investment securities:
Taxable interest	606,382	254,534	1,171,461	520,648
Tax-exempt interest	456,932	459,595	910,875	842,380
Dividends on FHLB stock	29,612	26,272	59,012	51,767

Total interest income	6,512,636	6,235,712	13,100,839	11,627,459

INTEREST EXPENSE
Deposits	3,098,688	2,869,444	6,432,668	5,184,115
Short-term borrowings	7,288	20,455	17,183	39,670
Other borrowings	407,874	469,473	821,985	914,885

Total interest expense	3,513,850	3,359,372	7,271,836	6,138,670

NET INTEREST INCOME	2,998,786	2,876,340	5,829,003	5,488,789

Provision for loan losses	95,000	69,391	170,000	114,391

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,903,786	2,806,949	5,659,003	5,374,398

NONINTEREST INCOME
Service charges on deposit accounts	459,033	481,055	924,561	933,002
Investment securities gains, net	8,750	—	8,750	—
Earnings on bank-owned life insurance	72,374	68,174	142,462	140,253
Other income	97,060	99,014	198,895	196,616

Total noninterest income	637,217	648,243	1,274,668	1,269,871

NONINTEREST EXPENSE
Salaries and employee benefits	1,126,754	1,040,092	2,321,173	2,145,000
Occupancy expense	209,403	198,278	440,586	367,508
Equipment expense	139,326	132,423	285,436	254,214
Data processing costs	188,785	161,471	398,065	312,719
Ohio state franchise tax	117,000	108,200	234,000	204,200
Other expense	797,706	680,369	1,415,386	1,310,894

Total noninterest expense	2,578,974	2,320,833	5,094,646	4,594,535

Income before income taxes	962,029	1,134,359	1,839,025	2,049,734
Income taxes	179,000	235,128	319,000	398,128

NET INCOME	$783,029	$899,231	$1,520,025	$1,651,606

EARNINGS PER SHARE
Basic	$0.51	$0.57	$0.99	$1.07
Diluted	0.51	0.56	0.98	1.06

DIVIDENDS DECLARED PER SHARE	$0.260	$0.224	$0.510	$0.457
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income (Loss)

Balance, December 31, 2007	$26,650,123	$13,746,956	$(52,969)	$(5,382,726)	$34,961,384

Net income		1,520,025			1,520,025	$1,520,025
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $553,495			(1,074,456)		(1,074,456)	(1,074,456)

Comprehensive income						$445,569

Stock based compensation expense recognized in earnings	7,524				7,524
Purchase of treasury stock (37,785 shares)				(1,350,881)	(1,350,881)
Dividend reinvestment and purchase plan	352,860				352,860
Cash dividends ($0.51 per share)		(781,981)			(781,981)

Balance, June 30, 2008	$27,010,507	$14,485,000	$(1,127,425)	$(6,733,607)	$33,634,475

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,520,025	$1,651,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	170,000	114,391
Depreciation and amortization	253,770	245,020
Amortization of premium and discount on investment securities	108,373	114,514
Amortization of deferred loan fees, net	(80,287)	(24,119)
Earnings on bank-owned life insurance	(142,463)	(140,253)
Compensation for stock option expense	7,524	—
Increase in accrued interest receivable	42,045	(252,413)
Increase (decrease) in accrued interest payable	(205,513)	125,237
Other, net	(358,975)	(380,472)

Net cash used for operating activities	1,314,499	1,453,511

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	8,578,818	2,499,419
Purchases	(18,144,564)	(12,603,824)
Investment securities held to maturity:
Proceeds from repayments and maturities	—	5,954
Increase in loans, net	(10,769,677)	(13,783,759)
Acquisition of subsidiary bank	—	(1,828,301)
Purchase of Federal Home Loan Bank stock	(61,500)	(56,100)
Purchase of premises and equipment	(1,183,218)	(98,112)

Net cash used for investing activities	(21,580,141)	(25,864,723)

FINANCING ACTIVITIES
Net increase in deposits	11,170,442	21,739,314
Increase in short-term borrowings, net	4,201,713	4,158,319
Repayment of other borrowings	(1,739,002)	(2,137,367)
Proceeds from other borrowings	1,000,000	—
Purchase of Treasury Stock	(1,350,881)	(196,750)
Proceeds from dividend reinvestment & purchase plan	352,860	351,431
Cash dividends	(781,981)	(693,573)

Net cash provided by financing activities	12,853,151	23,221,374

Increase (decrease) in cash and cash equivalents	(7,412,491)	(1,189,838)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,815,322	13,639,602

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,402,831	$12,449,764

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$7,516,559	$4,399,898
Income taxes	350,000	450,000

Summary of business acquisition:
Fair value of tangible assets acquired	$—	$42,657,925
Fair value of core deposit intangible acquired	—	103,781
Fair value of liabilities assumed	—	(38,408,610)
Stock issued for the purchase of acquired company’s common stock	—	(3,662,750)
Cash paid in the acquisition	—	(3,887,110)

Goodwill recognized	$—	$(3,196,764)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Company”) includes its two subsidiaries The Middlefield Banking Company and Emerald Bank. All significant inter-company items have been eliminated.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K (File No. 33-23094). The results of The Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
Certain items contained in the 2007 financial statements have been reclassified to conform to the presentation for 2008. Such reclassifications had no effect on the net results of operations
Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
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
In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.
In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
NOTE 2 — STOCK-BASED COMPENSATION
During the six months ended June 30, 2008, the Company recorded $7,524 in unrecognized compensation cost As of June 30, 2008 there was approximately $11,286 of unrealized compensation cost related to the unvested share-based compensation awards granted. That cost is expected to be unrealized in 2008.
FAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS 123R, such excess tax benefits were presented as operating cash flows. Accordingly, there have been no excess tax benefits that have been classified as a financing cash inflow for the six months ended June 30, 2008 in the Consolidated Statements of Cash Flows.

Prior to adopting FAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The Company had 5,824 shares of non-vested stock options outstanding on June 30, 2008.
Stock option activity during the six months ended June 30, 2008 and 2007 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2008	Price	2007	Price

Outstanding, January 1	88,211	$28.34	77,287	$26.23
Granted	1,337	36.25	10,357	37.73
Exercised	(842)	19.11	(565)	25.10
Forfeited	—	—	—	—

Outstanding, June 30	88,706	$28.55	87,079	$27.60

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	1,707,946	1,681,180	1,705,266	1,639,447

Average treasury stock shares	(177,691)	(97,712)	(166,117)	(96,403)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,530,255	1,583,468	1,539,149	1,543,044

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	18,352	21,463	19,345	21,979

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,548,607	1,604,931	1,558,494	1,565,023

Options to purchase 25,897 shares of common stock at prices ranging from $36.73 to $40.24 were outstanding during the six months ended June 30, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of June 30, 2008. For the six months ended June 30, 2008, there were no anti-dilutive options outstanding.

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2008, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended June 30, 2008 and 2007 (net of the income tax effect):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Unrealized holding losses arising during the period on securities held	(1,312,215)	(795,803)	(1,080,231)	(767,599)

Reclassification adjustment for gains included in net income	5,775	—	5,775	—

Net change in unrealized losses during the period	(1,306,440)	(795,803)	(1,074,456)	(767,599)
Unrealized holding (losses) gains, beginning of period	179,015	(492,783)	(52,969)	(520,987)

Unrealized holding losses, end of period	(1,127,425)	(1,288,586)	(1,127,425)	(1,288,586)

Net income	783,029	899,231	1,520,025	1,651,606
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period	(1,306,440)	(795,803)	(1,074,456)	(767,599)

Comprehensive income	(523,411)	103,428	445,569	884,007

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
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active	Significant Other
	Markets for Identical	Observable Inputs	Balance as of
	Assets (Level 1)	(Level 2)	30-Jun-08

Securities available-for-sale	$1,068,212	$92,728,962	$93,797,174
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

As of June 30, 2008 the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2008, all of the financial assets measured at fair value utilized the market approach.
NOTE 6 — ACQUISITIONS
On November 15, 2006 Middlefield Banc Corp. entered into an Agreement and Plan of Merger for the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in Dublin, Ohio. Middlefield Banc Corp. organized an interim bank subsidiary under Ohio commercial bank law to carry out the merger with Emerald Bank. The Agreement and Plan of Merger was amended on January 3, 2007 to make the new interim bank subsidiary, known as EB Interim Bank, a party to the agreement. At the effective time of the merger Emerald Bank merged into the new interim subsidiary, which was the surviving corporation and which has thereafter operate under the name Emerald Bank as a wholly owned commercial bank subsidiary of Middlefield Banc Corp. The purchase price for Emerald Bank totaled $7,326,890 with one half of the merger consideration paid in cash and the other half in shares of Middlefield Banc Corp. common stock. The merger was approved by both bank regulators and Emerald Bank stockholders. The transaction was completed on April 19, 2007.
The following Unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2007.

	Six Months Ended
	2008	2007

Interest Income	$13,100,839	$12,333,673
Interest Expense	7,271,836	6,564,700

Net Interest Income	5,829,003	5,768,973
Provision for loan losses	170,000	160,493

Net Interest Income after provision for loan losses	5,659,003	5,608,480

Non Interest Income	1,274,668	1,292,029
Non Interest Expense	5,094,646	5,115,032

Income before income taxes	1,839,025	1,785,477
Provision for income taxes	319,000	398,128

Net income	$1,520,025	$1,387,349

EARNINGS PER SHARE
Basic	$0.99	$0.90
Diluted	0.98	0.89
On June 12, 2008 Emerald Bank filed a Notice of Intent for a Bank to Acquire a Banking Office under the provisions of Section 1161.05 of the Ohio Revised Code. Emerald Bank, whose address is 6215 Perimeter Drive, Dublin, Franklin County, Ohio 43017, will purchase and assume certain assets and liabilities associated with the branch office of The Commercial Savings Bank, 118 South Sandusky Avenue, Upper Sandusky, Wyandot County, Ohio 43351 located at 17 N. State Street, Westerville, Franklin County, Ohio, 43081 (the “Westerville Branch”). As of May 12, 2008, total deposits at the Westerville Branch were approximately $6.4 million, and the combined purchase price for the real property and the furniture, fixtures, and equipment at net book value was approximately $440,373. Upon consummation of the proposed transaction, Emerald Bank will operate the Westerville Branch as a branch office. Emerald Bank and The Commercial Savings Bank desire to complete the transaction by or as soon after August 30, 2008, as is possible, but in any case no later than December 1, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. — The Company’s total assets increased by $13.1 million or 3.0% from December 31, 2007 to June 30, 2008 to a balance of $447.4 million. Loans receivable and investment securities increased $9.9 million and $7.8 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $14.4 million or 3.68% and a decline in stockholders’ equity of $1.3 million or -3.8%. The increase in total liabilities was primarily the result of deposit growth of $11.2 million. The decline in stockholders’ equity was the result of increases in accumulated other comprehensive loss and treasury stock of $1.1 million and $1.4 million respectively which was partially offset by increases in common stock and retained earnings of $251,000 and $848,000.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents declined a combined $7.4 million or 41.6% to $10.4 million at June 30, 2008 from $17.8 million at December 31, 2007. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decline for the first six months can principally be attributed to a decrease in Federal Funds Sold which was used to fund the loan portfolio.
Investment securities. Investment securities available for sale ended the June 30, 2008 quarter at $93.8 million an increase of $7.8 million or 9.1% from $86.0 million at December 31, 2007. During this period the Company recorded purchases of available for sale securities of $18.1 million, consisting of purchases of mortgage-backed securities. Offsetting the purchases of securities were repayments and maturities of securities of $8.6 million during the six months ended June 30, 2008. In addition, the securities portfolio decreased approximately $1.8 million due to a decline in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss will be realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $9.8 million or 3.2% to $315.9 million at June 30, 2008 from $306.1 million at December 31, 2007. Included in this increase were growth in commercial real estate mortgage loans of $7.0 million or 19.0% and real estate construction loans of $2.0 million or 30.3%, as well as an increase in commercial and industrial loans of $1.5 million during the six months ended June 30, 2008.
The Company’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Company is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Non-performing loans. Non-performing loans include non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified, as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. The ratio of non-performing loans to total loans stood at 2.04% at June 30, 2008. This was an increase from the 1.21% reported as of June 30, 2007. Loans classified as non-accrual at June 30, 2008, were $4.0 million, which was up from the $1.7 million reported at June 30, 2007. Loans past due 90 days and still accruing interest, as of June 30, 2008, were $2.6 million, or $0.6 million more than the prior year figure. Additionally, the Company held $910,000 in other real estate owned at its Emerald Bank affiliate.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $374.1 million or 90.9% of the Company’s total funding sources at June 30, 2008. Total deposits increased $11.2 million or 3.1% to $374.1 million at June 30, 2008 from $362.9 million at December 31, 2007. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $210.7 million at June 30, 2008 an increase of $8.2 million or 4.1% for the year. Interest-bearing demand, money market and non-interest demand accounts increased $3.9, $2.2 and $1.8 million, respectively, while savings declined by $4.9 million, or 6.4%, during the six months ended June 30, 2008.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Borrowed funds increased $3.5 million or 10.2% to $37.4 million at June 30, 2008 from $33.9 million at December 31, 2007. FHLB advances decline $739,000 or 3.1%. The decline in FHLB advances was the result of an increase in Emerald Bank’s FHLB borrowings which totaled $1.0 million which was offset with the runoff of $1.9 million of advances to the Middlefield Bank. Middlefield Bank used Federal funds purchased at the end of the quarter to replace the FHLB runoff.
Stockholders’ equity. Stockholders’ equity declined $1.3 million or 3.8% to $33.6 million at June 30, 2008 from $35.0 million at December 31, 2007. The decrease in stockholders’ equity was the result of increases in common stock and retained earnings of $360,000 and $738,000, respectively, offset by increases in accumulated other comprehensive loss and treasury stock of $1.1 million and $1.4 million respectively. The increase of accumulated other comprehensive loss was the result of a reduction in the mark to market value of the Company’s securities available for sale portfolio. The increase in treasury stock was the result of the purchase of 37,785 shares of the Company’s common stock at an average price of $35.75 since December 31, 2007.
RESULTS OF OPERATIONS
General. Net income for the second quarter of 2008 totaled $783,029, or 13.0 percent less than the $899,231 reported for the same period in 2007. Diluted earnings per share for the second quarter of 2008 were $0.51, a 8.9% decrease from 2007’s second quarter diluted earnings per share of $0.56. These second quarter results include the operations of Emerald Bank of Dublin, Ohio, which became a subsidiary of the Company on April 19, 2007.
Results from the first half of 2008 reflect a net income of $1,520,025 a 8.0% decrease compared to $1,651,606 for the first half of 2007. Diluted earnings per share for the first half of 2008 were $0.98, or 7.5% less than diluted earnings per share of $1.06 for the first six months of 2007. These figures include Emerald Bank’s operations from April 19, 2007 through June 30, 2007.
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
Net interest income total $3.0 million for the second quarter of 2008, an increase of 4.6% from the $2.9 million reported for the comparable period of 2007. The net interest margin was 3.09% for the second quarter of 2008, down from the 3.31% reported for the same quarter of 2007. The decline in the net interest margin is primarily attributable to higher deposit costs and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as time deposits and money market accounts, which generally carry higher interest costs than other deposit alternatives. The company has also grown its investment portfolio, which, while conservative, has produced a lower earnings yield than could be found in loan growth.
Net interest income increased $340,000, or 6.4%, for the six months ended June 30, 2008 compared to the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $1.5 million, partially offset by an increase in interest expense of $1.2 million. The net interest margin was 3.03% for the first half of 2008, down from the 3.36% reported for the same period of 2007. The declining margin for the first half of the year is primarily attributable to the changing interest rate environment in which the market experienced a 325 basis point decline in the prime rate.
Interest income. Interest income increased $277,000, or 4.4%, for the three months ended June 30, 2008, compared to the same period in the prior year. This increase can be attributed to growth in interest earned on loans receivable and investment securities of $78,000, and $361,000 respectively. Interest income increased $1.5 million, or 12.7%, for the six months ended June 30, 2008, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable and investment securities of $1.0 million and $728,000 respectively.
Interest earned on loans receivable increased $78,000, or 1.50%, for the three months ended June 30, 2008, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $29.9 million, or 10.1%, to $318.1 million for the three months ended June 30, 2008 compared to $289.1 million for the same period in the prior year. Loan interest income was hindered by a decline in the yield on the loans to 6.80% for the three months ended June 30, 2008 from 7.37% for the same period in the prior year.

For the six months ended June 30, 2008, interest earned on loans receivable increased $1.0 million, or 10.2%, , compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $43.9 million, or 16.2%, to $314.7 million for the six months ended June 30, 2008 compared to $270.8 million for the same period in the prior year. Loan interest income was reduced by a decline in the yield on the loans to 6.91% for the six months ended June 30, 2008 from 7.33% for the same period in the prior year.
Interest earned on securities increased $361,000, or 50.1%, for the three months ended June 30, 2008, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $25.0 million, or 34.6%, to $97.4 million at June 30, 2008 from $72.4 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.39% for the three months ended June 30, 2008 from 5.27% for the same period in the prior year.
Interest earned on securities increased $737,000, or 54.1%, for the six months ended June 30, 2008, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $26.9 million, or 39.0%, to $95.9 million at June 30, 2008 from $69.0 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.37% for the six months ended June 30, 2008 from 5.25% for the same period in the prior year.
Interest expense. Interest expense increased $155,000, or 4.6%, for the three months ended June 30, 2008, compared to the same period in the prior year. This increase in interest expense can be attributed to an increase in interest incurred on deposits of $229,000 which was partially offset by reduced borrowing cost. For the six months ended June 30, 2008 interest expense increased $1.1 million, or 18.5% compared to the same period in the prior year. This increase can also be attributed to an increase in deposit costs of $1.3 million.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, increased $229,000, or 8.0%, for the three months ended June 30, 2008, compared to the same period in the prior year. This additional cost was primarily attributable to the average balance of interest-bearing deposits which increased by $58.4 million, or 21.0%, to $336.3 million for the three months ended June 30, 2008, compared to $277.9 million for the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 3.70% from 4.14% for the quarters ended June 30, 2008 and 2007, respectively. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilize rate surveys to keep its total interest expense costs down.
For the six months ended June 30, 2008 interest incurred on deposits increased $1.3 million, or 24.1%, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $74.5 million, or 28.8%, to $333.6 million for the six months ended June 30, 2008, compared to $259.1 million for the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 3.87% from 4.04% for the six months June 30, 2008 and 2007, respectively.
Interest incurred on borrowed funds, declined by $76,000 or 15.3%, for the three months ended June 30, 2008, compared the same period in the prior year. This decline was due to both a decrease in the average balance of borrowing and a reduction in the rate paid. The rate of the borrowings declined to 4.83% from 5.02% for the quarters ended June 30, 2008 and 2007, respectively. Adding to the reduction in the cost of these funds was a decline in the average balance of borrowed funds of $4.8 million, or 12.2%, to $34.5 million for the three months ended June 30, 2008, compared to $39.2 million for the same period in the prior year. This decline is reflected in the quarterly rate volume report presented below which compares the decrease to the costs associated with the interest-bearing liabilities.
For the six months ended June 30, 2008, interest incurred on borrowed funds decreased by $115,000, or 12.1%, compared to the same period in the prior year. As with the second quarter results this decline was due to both a decrease in the average balance of borrowing and a reduction in the rate paid. The average balance of borrowed funds declined by $3.7 million, or 9.7%, to $34.5 million for the six months ended June 30, 2008, compared to $38.2 million for the six months ended June 30, 2007.
Provision for loan losses. The provision is maintained at a level to absorb management’s estimate of probable inherent credit losses within the bank’s loan portfolio. At June 30, 2008, the allowance for loan losses as a percentage of total loans was 1.08%, which is in line with the 1.09% reported at June 30, 2007. The ratio of non-performing loans to total loans stood at 2.04% at June 30, 2008. This was an increase from the 1.21% reported as of June 30, 2007. Loans classified as non-accrual at June 30, 2008, were $4.0 million, which was $2.3 million increase over the total reported at June 30, 2007. Loans past due 90 days and still accruing interest, as of June 30, 2008, were $2.6 million, or $.6 million more than the prior year figure. The majority of the increase in this category was in residential secured real estate loans.
Non-interest income. Non-interest income decreased $11,000 for the three-month period of 2008 over the comparable 2007 period. This 2.0% decline was primarily the result of lower service charge revenue from overdraft protection fees, partially offset with an increase in debit card fees due to expanded ATM/Debit card usage. Additionally, earnings on bank-owned life insurance were $4,000 higher during the second quarter of 2008 than the same period of 2007.

For the six months ended June 30, 2008, non-interest income increased by $5000 or 0.4% to $1.3 million. This increase is attributed to a decline in fees and service charges on deposit accounts of $8,000 which was offset by increases in investment security gains, earnings on bank-owned life insurance (BOLI) and other income of $9,000, $2,000 and $2,000, respectively.
Non-interest expense. Non-interest expense for the second quarter of 2008 was 11.1%, or $258,000, higher than the second quarter of 2007. Increases in salary and employee benefits of $87,000, other expense of $117,000, and data processing cost of $27,000, were largely attributable to the opening of the Cortland office, as well as the acquisition of Emerald Bank. Other associated expense items contributing to the increase were legal, printing, and transfer agent costs, as well as an increase of costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.
For the six months ended June 30, 2008 non-interest expense increased $500,000 or 10.9% for the same period in the prior year.
Provision for income taxes. The Company recognized $319,000 in income tax expense, which reflected an effective tax rate of 17.35% for the six months, ended June 30, 2008, as compared to $398,000 with an effective tax rate of 19.42% for the respective 2007 period.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2008, have remained unchanged from December 31, 2007.
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
Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2008 and 2008, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months Ended June 30,
	2008			2007
			(4)			(4)
	Average	Interest	Average	Average	Interest	Average
	Balance	(1)	Yield/Cost	Balance	(1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	318,134	$5,393	6.80%	289,093	$5,315	7.37%
Investments securities	97,444	1,076	5.39%	72,404	715	5.27%
Interest-bearing deposits with other banks	4,785	53	4.41%	15,242	206	5.42%

Total interest-earning assets	420,362	6,521	6.45%	376,739	6,236	6.89%

Noninterest-earning assets	27,426			18,036

Total assets	$447,788			$394,775

Interest-bearing liabilities:
Interest-bearing demand deposits	22,911	68	1.19%	$13,461	105	3.13%
Money market deposits	24,419	186	3.06%	27,572	288	4.19%
Savings deposits	72,012	323	1.80%	68,552	409	2.39%
Certificates of deposit	216,920	2,522	4.66%	168,287	2,067	4.93%
Borrowings	34,448	415	4.83%	39,214	491	5.02%

Total interest-bearing liabilities	370,709	3,514	3.80%	317,086	3,360	4.25%

Noninterest-bearing liabilities
Other liabilities	42,709			43,580
Stockholders’ equity	34,370			34,109
Total liabilities and stockholders’ equity	$447,788			$394,775

Net interest income		$3,008			$2,876

Interest rate spread (2)			2.64%			2.64%
Net yield on interest-earning assets (3)			3.09%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.39%			118.81%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2008 versus 2007
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	534	-456	78
Investments securities	329	31	361
Interest-bearing deposits with other banks	-141	-12	-153

Total interest-earning assets	722	-436	285

Interest-bearing liabilities:
Interest-bearing demand deposits	74	-111	-37
Money market deposits	-33	-69	-102
Savings deposits	21	-107	-86
Certificates of deposit	597	-143	455
Borrowings	-60	-16	-76

Total interest-bearing liabilities	599	-445	154

Net interest income	$123	$9	$132

	For the Six Months Ended June 30,
	2008			2007
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:

Loans receivable	314,668	$10,848	6.91%	270,800	$9,846	7.33%

Investments securities	95,862	2,100	5.37%	68,974	1,363	5.25%

Interest-bearing deposits with other banks	7,257	161	4.46%	15,644	418	5.39%

Total interest-earning assets	417,787	13,110	6.52%	355,418	11,627	6.84%

Noninterest-earning assets	27,172			16,405

Total assets	$444,958			$371,823

Interest-bearing liabilities:

Interest-bearing demand deposits	21,983	142	1.30%	$12,765	174	2.75%

Money market deposits	23,732	391	3.31%	25,286	544	4.34%

Savings deposits	72,750	765	2.11%	60,742	614	2.04%

Certificates of deposit	215,103	5,134	4.79%	160,278	3,852	4.85%

Borrowings	34,460	839	4.88%	38,178	955	5.04%

Total interest-bearing liabilities	368,029	7,272	3.96%	297,249	6,139	4.16%

Noninterest-bearing liabilities

Other liabilities	42,632			42,225

Stockholders’ equity	34,298			32,349
Total liabilities and stockholders’ equity	$444,958			$371,823

Net interest income		$5,838			$5,488

Interest rate spread (2)			2.56%			2.68%
Net yield on interest-earning assets (3)			3.03%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.52%			119.57%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2008 versus 2007
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	1,595	-593	1,002
Investments securities	700	36	737
Interest-bearing deposits with other banks	-224	-33	-257

Total interest-earning assets	2,071	-589	1,483

Interest-bearing liabilities:
Interest-bearing demand deposits	126	-157	-32
Money market deposits	-33	-119	-153
Savings deposits	121	30	151
Certificates of deposit	1,318	-36	1,282
Borrowings	-93	-23	-116

Total interest-bearing liabilities	1,438	-305	1,133

Net interest income	$633	$(283)	$350

LIQUIDITY
Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management feels that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.
For the six months ended June 30, 2008, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
REGULATORY CAPITAL REQUIREMENTS
The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can trigger regulatory action that could have a direct material effect on the Company’s operations.
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
The following table illustrates the Company’s risk-weighted capital ratios at June 30, 2008:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	June 30,		June 30,		June 30,
	2008		2008		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$41,035,367	13.74%	$32,669,936	12.72%	$7,889,294	18.90%
For Capital Adequacy Purposes	23,892,006	8.00	20,549,680	8.00	3,340,185	8.00
To Be Well Capitalized	29,865,008	10.00	25,687,100	10.00	4,175,231	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$37,429,476	12.53%	$29,761,596	11.59%	$7,367,331	17.65%
For Capital Adequacy Purposes	11,946,003	4.00	10,274,840	4.00	1,670,092	4.00
To Be Well Capitalized	17,919,005	6.00	15,412,260	5.00	2,505,139	6.00

Tier I Capital (to Average Assets)

Actual	$37,429,476	8.58%	$29,761,596	7.67%	$7,367,331	14.25%
For Capital Adequacy Purposes	17,457,155	4.00	15,519,053	4.00	2,067,342	4.00
To Be Well Capitalized	21,821,444	5.00	19,398,817	5.00	2,584,177	5.00

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
The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Executive Vice President Chief Operating Officer, Senior Vice President Chief Financial Officer and Senior Vice President/Commercial Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase in the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements.
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2008 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2008 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2008 for portfolio equity:

	Increase	Decrease
	200	200
	BP	BP

Net interest income — increase (decrease)	(1.7)%	(0.9)%

Portfolio equity — increase (decrease)	(12.6)%	(0.3)%

Item 4.

Controls and Procedures Disclosure
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1a. There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 12, 2008, the Company announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.99% or approximately 76,936 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in May 2009.
The following table summarizes the treasury stock purchased by the Company during the second quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Date	Shares Purchased	Per Share	Announced Program	the Program

May 5, 2008	2,003	36.75	—	76,936
May 8, 2008	2,000	37.00	—	76,936
May 14, 2008	19,145	35.00	19,145	57,791
June 13, 2008	507	34.50	507	57,284
June 16, 2008	667	34.50	667	56,617

Item 3. Defaults by the Company on its senior securities
None
Item 4. Submission of matters to a vote of security holders
The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 14, 2008:
(a) The following directors were elected to a three year term expiring in 2011:

Name	Shares For	Shares Withheld
Francis H. Frank	1,097,750	7,924

Kenneth E. Jones	1,094,608	11,066

James McCaskey	1,046,324	59,350
(b) The recommendation of the Board of Directors for the approval of the 2007 Omnibus Equity Plan as described in the Proxy Statement for the Annual Meeting, was approved with 764,938 shares in favor, and 115,289 shares against, and 35,425 shares abstaining.
(c) The recommendation of the Board of Directors to ratify the appointment of S. R. Snodgrass, A.C. as the Company’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,098,643 shares in favor, 3,057 shares against, and 3,974 shares abstaining.
Item 5. Other information
None

Item 6. Exhibits

exhibit
number	description	location
2	Agreement and Plan of Merger among Middlefield Banc Corp., EB Interim Bank, and Emerald Bank, dated as of November 15, 2007, as amended by Amendment No. 1	Incorporated by reference to the prospectus/proxy statement, Appendix A, contained in Part I of Form S-4 Registration Statement Amendment No. 1 filed on February 9, 2008. Disclosure schedules referred to in the Agreement and Plan of Merger are omitted in reliance on Item 601(b)(2) of Regulation S-K. Upon request of the SEC, Middlefield Banc Corp. will furnish supplemental to the SEC a copy of the disclosure schedules

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2007

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2007, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2007

4.2	Junior Subordinated Indenture, dated as of December 21, 2007, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2007

4.3	Guarantee Agreement, dated as of December 21, 2007, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2007

99	Report of independent registered public accounting firm.	filed herewith

31	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.1	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: August 12, 2008	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: August 12, 2008	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer

EXHIBIT INDEX

exhibit
number	description	location
99	Report of independent registered public accounting firm	filed herewith

31	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.1	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith