Form 10-Q
period 2008-09-30
MIDDLEFIELD BANC CORP
filed 2008-11-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Class: Common Stock, without par value
Outstanding at November 12, 2008: 1,529,292

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$8,263,756	$9,072,972
Federal funds sold	4,570,826	8,631,963
Interest-bearing deposits in other institutions	112,215	110,387

Cash and cash equivalents	12,946,797	17,815,322
Investment securities available for sale	96,371,351	85,967,764
Loans	320,151,943	309,445,922
Less allowance for loan losses	3,613,857	3,299,276

Net loans	316,538,086	306,146,646
Premises and equipment	8,018,503	7,044,685
Goodwill	4,371,205	4,371,206
Bank-owned life insurance	7,371,180	7,153,381
Accrued interest and other assets	8,450,812	5,774,052

TOTAL ASSETS	$454,067,935	$434,273,056

LIABILITIES
Deposits:
Noninterest-bearing demand	$40,929,373	$41,348,219
Interest-bearing demand	27,409,745	19,566,035
Money market	26,831,740	22,684,041
Savings	69,835,964	76,895,857
Time	214,957,328	202,423,848

Total deposits	379,964,150	362,918,000
Short-term borrowings	1,693,699	1,510,607
Other borrowings	36,687,924	32,395,319
Accrued interest and other liabilities	2,340,455	2,487,746

TOTAL LIABILITIES	420,686,228	399,311,672

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,718,822 and 1,701,546 shares issued	27,159,602	26,650,123
Retained earnings	14,793,600	13,746,956
Accumulated other comprehensive loss	(1,837,888)	(52,969)
Treasury stock, at cost; 189,530 shares in 2008 and 151,745 shares in 2007	(6,733,607)	(5,382,726)

TOTAL STOCKHOLDERS’ EQUITY	33,381,707	34,961,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,067,935	$434,273,056

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$5,425,266	$5,604,206	$16,273,630	$15,449,822
Interest-bearing deposits in other institutions	1,949	22,159	10,790	127,772
Federal funds sold	22,181	122,029	124,467	383,464
Investment securities:
Taxable interest	622,184	323,806	1,793,645	844,454
Tax-exempt interest	449,351	468,552	1,360,226	1,310,932
Dividends on FHLB stock	29,514	32,426	88,526	84,193

Total interest income	6,550,445	6,573,178	19,651,284	18,200,637

INTEREST EXPENSE
Deposits	2,948,998	3,176,508	9,381,666	8,360,623
Short-term borrowings	17,610	35,750	34,793	75,420
Other borrowings	432,055	453,853	1,254,040	1,368,738

Total interest expense	3,398,663	3,666,111	10,670,499	9,804,781

NET INTEREST INCOME	3,151,782	2,907,067	8,980,785	8,395,856

Provision for loan losses	187,000	60,000	357,000	174,391

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,964,782	2,847,067	8,623,785	8,221,465

NONINTEREST INCOME
Service charges on deposit accounts	493,228	494,456	1,417,789	1,427,458
Investment securities gains, net	25,758	—	34,508	—
Earnings on bank-owned life insurance	75,336	69,909	217,798	210,162
Other income	85,925	89,445	284,820	286,061

Total noninterest income	680,247	653,810	1,954,915	1,923,681

NONINTEREST EXPENSE
Salaries and employee benefits	1,322,026	1,220,646	3,643,199	3,365,646
Occupancy expense	203,298	184,078	643,884	551,586
Equipment expense	150,334	139,197	435,770	393,411
Data processing costs	193,033	186,213	591,098	498,932
Ohio state franchise tax	117,000	109,673	351,000	313,873
Other expense	743,890	577,126	2,159,276	1,888,020

Total noninterest expense	2,729,581	2,416,933	7,824,227	7,011,468

Income before income taxes	915,448	1,083,944	2,754,473	3,133,678
Income taxes	211,000	223,000	530,000	621,128

NET INCOME	$704,448	$860,944	$2,224,473	$2,512,550

EARNINGS PER SHARE
Basic	$0.46	$0.54	$1.45	$1.61
Diluted	0.46	0.53	1.44	1.59

DIVIDENDS DECLARED PER SHARE	$0.260	$0.233	$0.770	$0.690
See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income (Loss)

Balance, December 31, 2007	$26,650,123	$13,746,956	$(52,969)	$(5,382,726)	$34,961,384

Net income		2,224,473			2,224,473	$2,224,473
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $919,483			(1,784,919)		(1,784,919)	(1,784,919)

Comprehensive income						$439,554

Stock based compensation expense recognized in earnings	11,286				11,286
Purchase of treasury stock (37,785 shares)				(1,350,881)	(1,350,881)
Dividend reinvestment and purchase plan	498,193				498,193
Cash dividends ($0.77 per share)		(1,177,829)			(1,177,829)

Balance, September 30, 2008	$27,159,602	$14,793,600	$(1,837,888)	$(6,733,607)	$33,381,707

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$2,224,473	$2,512,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	357,000	174,391
Depreciation and amortization	393,883	378,749
Amortization of premium and discount on investment securities	158,650	168,622
Amortization of deferred loan fees, net	(104,138)	(49,492)
Earnings on bank-owned life insurance	(217,799)	(210,163)
Compensation for stock option expense	11,286	—
Increase in accrued interest receivable	(364,938)	(827,231)
Increase (decrease) in accrued interest payable	(223,246)	410,189
Other, net	(123,615)	(540,786)

Net cash used for operating activities	2,077,047	2,016,829

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	11,598,563	5,402,909
Proceeds from sale of securities	2,929,439	—
Purchases	(27,760,155)	(24,059,580)
Investment securities held to maturity:
Proceeds from repayments and maturities	—	5,954
Increase in loans, net	(11,751,849)	(18,373,626)
Acquisition of subsidiary bank	—	(1,828,301)
Purchase of Federal Home Loan Bank stock	(85,200)	(56,100)
Purchase of premises and equipment	(1,367,701)	(396,347)
Deposit acquisition premium	—	(2,120,612)

Net cash used for investing activities	(26,436,903)	(41,425,703)

FINANCING ACTIVITIES
Net increase in deposits	17,046,151	28,361,018
Increase in short-term borrowings, net	183,092	902,844
Repayment of other borrowings	(7,707,395)	(8,260,732)
Proceeds from other borrowings	12,000,000	—
Purchase of Treasury Stock	(1,350,881)	(1,083,895)
Proceeds from dividend reinvestment & purchase plan	498,193	462,825
Cash dividends	(1,177,829)	(1,060,659)
Net cash received from deposit acquisition	—	19,270,054

Net cash provided by financing activities	19,491,331	38,591,455

Increase (decrease) in cash and cash equivalents	(4,868,525)	(817,419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,815,322	13,639,602

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,946,797	$12,822,183

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$10,901,695	$9,314,016
Income taxes	400,000	750,000

Summary of business acquisition:
Fair value of tangible assets acquired	$—	$42,657,925
Fair value of core deposit intangible acquired	—	103,781
Fair value of liabilities assumed	(38,408,610)
Stock issued for the purchase of acquired company’s common stock	—	(3,662,750)
Cash paid in the acquisition	—	(3,887,110)

Goodwill recognized	$—	$(3,196,764)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Company”) includes its two subsidiaries The Middlefield Banking Company and Emerald Bank. All significant inter-company items have been eliminated in consolidation.
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
Certain items contained in the 2007 financial statements have been reclassified to conform to the presentation for 2008. Such reclassifications had no effect on the net results of operations.
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
In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
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
In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.
NOTE 2 — STOCK-BASED COMPENSATION
During the nine months ended September, 2008, the Company recorded $11,286 in compensation cost As of September 30, 2008 there was approximately $10,093 of unrecognized compensation cost related to the unvested share-based compensation awards granted. The cost is expected to be recognized in 2008. The Company had 4,487 unvested stock options outstanding as of September 30, 2008.

FAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS 123R, such excess tax benefits were presented as operating cash flows. Accordingly, there have been no excess tax benefits that have been classified as a financing cash inflow for the nine months ended September 30, 2008 in the Consolidated Statements of Cash Flows.
The Company had 5,824 non-vested stock options outstanding on September 30, 2008.
Stock option activity during the nine months ended September 30, 2008 and 2007 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2008	Price	2007	Price

Outstanding, January 1	88,211	$28.04	77,287	$26.23
Granted	1,337	36.25	10,357	37.73
Exercised	(992)	19.80	(565)	25.10
Forfeited	(1,591)	23.48	—	—

Outstanding, September 30	86,965	$28.34	87,079	$27.60

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average common shares issued	1,712,574	1,703,114	1,707,720	1,660,903

Average treasury stock shares	(189,530)	(112,275)	(173,979)	(101,842)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,523,044	1,590,839	1,533,741	1,559,061

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,329	19,468	12,659	21,354

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,525,373	1,610,307	1,546,400	1,580,414

Options to purchase 27,234 shares of common stock at prices ranging from $36.25 to $40.24 were outstanding during the nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2008. Options to purchase 21,554 shares of common stock at prices ranging from $39.62 to $42.25 were outstanding during the three and nine months ended September 30, 2007 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2007.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2008, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended September 30, 2008 and 2007 (net of the income tax effect):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Unrealized holding gains (losses) arising during the period on securities held	(727,463)	656,243	(1,807,694)	(111,356)

Reclassification adjustment for gains included in net income	17,000	—	22,775	—

Net change in unrealized gains (losses) during the period	(710,463)	656,243	(1,784,919)	(111,356)
Unrealized holding losses, beginning of period	(1,127,425)	(1,288,586)	(52,969)	(520,987)

Unrealized holding losses, end of period	(1,837,888)	(632,343)	(1,837,888)	(632,343)

Net income	704,448	860,944	2,224,473	2,512,550
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	(710,463)	656,243	(1,784,919)	(111,356)

Comprehensive income (losses)	(6,015)	1,517,187	439,554	2,401,194

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

The following table presents the balance of certain assets reported at fair value as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in
	Active Markets for	Significant Other
	Assets Identical	Observable	Balance as of
	(Level 1)	Inputs (Level 2)	30-Sep-08

Assets measured at fair value on a recurring basis:

Securities available-for-sale	$1,038,412	$95,332,939	$96,371,351

Assets measured at fair value on a non-recurring basis:

Collateral dependent impaired loans	$—	$1,493,013	$1,493,013
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
The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2008, all of the financial assets measured at fair value utilized the market approach.
NOTE 6 — ACQUISITIONS
On November 15, 2006 Middlefield Banc Corp. entered into an Agreement and Plan of Merger for the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in Dublin, Ohio. Middlefield Banc Corp. organized an interim bank subsidiary under Ohio commercial bank law to carry out the merger with Emerald Bank. The Agreement and Plan of Merger was amended on January 3, 2007 to make the new interim bank subsidiary, known as EB Interim Bank, a party to the agreement. At the effective time of the merger Emerald Bank merged into the new interim subsidiary, which was the surviving corporation and which has thereafter operated under the name Emerald Bank as a wholly owned commercial bank subsidiary of Middlefield Banc Corp. The purchase price for Emerald Bank totaled $7,326,890 with one half of the merger consideration paid in cash and the other half in shares of Middlefield Banc Corp. common stock. The merger was approved by both bank regulators and Emerald Bank stockholders. The transaction was completed on April 19, 2007.

The following Unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2007.

	Nine Months Ended
	2008	2007

Interest Income	$19,651,284	$18,906,851
Interest Expense	10,670,499	10,230,811

Net Interest Income	8,980,785	8,676,040
Provision for loan losses	357,000	220,493

Net Interest Income after provision for loan losses	8,623,785	8,455,547

Non Interest Income	1,954,915	1,945,839
Non Interest Expense	7,824,227	7,531,965

Income before income taxes	2,754,473	2,869,421
Provision for income taxes	530,000	621,128

Net income	$2,224,473	$2,248,293

EARNINGS PER SHARE
Basic	$1.45	$1.44
Diluted	1.44	1.42
On June 12, 2008 Emerald Bank filed a Notice of Intent for a Bank to Acquire a Banking Office under the provisions of Section 1161.05 of the Ohio Revised Code. Emerald Bank, whose address is 6215 Perimeter Drive, Dublin, Franklin County, Ohio 43017, will purchase and assume certain assets and liabilities associated with the branch office of The Commercial Savings Bank, 118 South Sandusky Avenue, Upper Sandusky, Wyandot County, Ohio 43351 located at 17 N. State Street, Westerville, Franklin County, Ohio, 43081 (the “Westerville Branch”). As of May 12, 2008, total deposits at the Westerville Branch were approximately $6.4 million, and the combined purchase price for the real property and the furniture, fixtures, and equipment at net book value was approximately $440,373. Upon consummation of the proposed transaction, Emerald Bank will operate the Westerville Branch as a branch office. Emerald Bank and The Commercial Savings Bank desire to complete the transaction by or as soon after November 10, 2008, as is possible, but in any case no later than December 1, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased by $19.8 million or 4.6% from December 31, 2007 to September 30, 2008 to a balance of $454.1 million. Loans receivable and investment securities increased $10.7 million and $10.4 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $21.4 million or 5.4% and a decline in stockholders’ equity of $1.8 million or -4.5%. The increase in total liabilities was primarily the result of deposit growth of $17.1 million. The decline in stockholders’ equity was the result of increases in accumulated other comprehensive loss and treasury stock of $1.8 million and $1.4 million respectively which was partially offset by increases in common stock and retained earnings of $509,000 and $1.1 million.
Cash on hand and due from banks. Cash on hand and due from banks represent cash equivalents. Cash equivalents declined a combined $4.9 million or 27.3% to $13.0 million at September 30, 2008 from $17.8 million at December 31, 2007. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decline for the first nine months can principally be attributed to a decrease in Federal Funds Sold which was used to fund the loan portfolio.

Investment securities. Investment securities available for sale ended the September 30, 2008 quarter at $96.4 million an increase of $10.4 million or 12.1% from $86.0 million at December 31, 2007. During this period the Company recorded purchases of available for sale securities of $27.8 million, consisting of purchases of mortgage-backed securities. Offsetting the purchases of securities were repayments and maturities of securities of $14.5 million during the nine months ended September 30, 2008. In addition, the securities portfolio decreased approximately $2.7 million due to a decline in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss will be realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $10.4 million or 3.4% to $316.5 million at September 30, 2008 from $306.1 million at December 31, 2007. Included in this increase were growth in commercial real estate mortgage loans of $9.7 million or 26.3% and real estate construction loans of $818,000 or 12.2%, as well as an increase in commercial and industrial loans of $219,000 during the nine months ended September 30, 2008.
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
Non-performing loans. Non-performing loans include non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified, as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. The ratio of non-performing loans to total loans stood at 2.1% at September 30, 2008. This was an increase from the 1.4% reported as of September 30, 2007. Loans classified as non-accrual at September 30, 2008, were $3.4 million, which was up from the $2.2 million reported at September 30, 2007. Loans past due 90 days and still accruing interest, as of September 30, 2008, were $3.3 million which is $1.1 million above the prior year figure. Additionally, the Company held $1.1 million in other real estate owned most of which came from its Emerald Bank affiliate.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $380.0 million or 90.8% of the Company’s total funding sources at September 30, 2008. Total deposits increased $17.1 million or 4.7% to $380.0 million at September 30, 2008 from $362.9 million at December 31, 2007. The increase in deposits is primarily related to the growth of certificates of deposits that totaled $215.0 million at September 30, 2008 an increase of $12.5 million or 6.2% for the year. Interest-bearing demand and money market accounts increased $7.8 and $4.1 while savings and noninterest demand accounts declined by $7.1 million and $418,000 respectively, during the nine months ended September 30, 2008.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Borrowed funds increased $4.5 million or 13.2% to $38.4 million at September 30, 2008 from $33.9 million at December 31, 2007. The majority of the increase came from FHLB borrowings which increased $4.2 million or 17.4%. The increase in FHLB advances was the result of additional borrowings by both banks in order to take advantage of lower rates currently being offered by the FHLB.
Stockholders’ equity. Stockholders’ equity declined $1.6 million or 4.5% to $33.4 million at September 30, 2008 from $35.0 million at December 31, 2007. The decrease in stockholders’ equity was the result of increases in common stock and retained earnings of $509,000 and $1.1 million, respectively, offset by increases in accumulated other comprehensive loss and treasury stock of $1.8 million and $1.4 million respectively.
The increase of accumulated other comprehensive loss was the result of a reduction in the mark to market value of the Company’s securities available for sale portfolio. The decrease in treasury stock was the result of the purchase of 37,785 shares of the Company’s common stock at an average price of $35.75 since December 31, 2007. The increase in common stock was due to stock purchased through the dividend reinvestment plan and stock based compensation expense recognized in earnings of $498,193 and $11,286 respectively. The increase in retained earnings was the result of $2.2 million in net income for the nine months which was partially offset by $1.2 million in cash dividends.
RESULTS OF OPERATIONS
General. Net income for the third quarter of 2008 totaled $704,448, or 18.2 percent less than the $860,944 reported for the same period in 2007. Diluted earnings per share for the third quarter of 2008 were $0.46, a 13.2% decrease from 2007’s third quarter diluted earnings per share of $0.53. These third quarter results include the operations of Emerald Bank of Dublin, Ohio, which became a subsidiary of the Company on April 19, 2007.

Results from the nine months of 2008 reflect a net income of $2,224,473 an 11.5% decrease compared to $2,512,550 for the first three quarters of 2007. Diluted earnings per share for the nine months of 2008 were $1.44, or 9.4% less than diluted earnings per share of $1.59 for the first nine months of 2007. These figures include Emerald Bank’s operations from April 19, 2007 through September 30, 2007.
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
Net interest income totaled $3.2 million for the third quarter of 2008, an increase of 8.4% from the $2.9 million reported for the comparable period of 2007. The net interest margin of 3.20% for the third quarter of 2008 showed improvement over the 3.15% reported for the same quarter of 2007. The increase in the net interest margin is primarily attributable to higher loan volume along with a 21 basis point increase in the investment portfolio yield during a substantial decline in the interest rate environment.
Net interest income increased $585,000, or 7.0%, for the nine months ended September 30, 2008 compared to the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $1.5 million, partially offset by an increase in interest expense of $866,000. The net interest margin was 3.08% for the first three quarters 2008, down from the 3.29% reported for the same period of 2007. The declining margin for the first nine months of the year is primarily attributable to the changing interest rate environment in which the market experienced a 325 basis point decline in the prime rate.
Interest income. Interest income declined $23,000, or .3%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decrease can be attributed to a 39 basis point drop in the yield on interest-earning assets for the quarter. The largest factor in this decline was the 57 basis point loan yield reduction due to the falling prime rate for the period. This decline was partly offset by a 21 basis point increase in the investment portfolio. Interest income increased $1.5 million, or 8.0%, for the nine months ended September 30, 2008, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable and investment securities of $824,000 and $998,000 respectively.
Interest earned on loans declined 179,000, or 3.2%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decline was the result of both an increase in income due to a higher average balance in the loan portfolio which was more than offset by a reduction of interest income due to the lower rate environment.
For the nine months ended September 30, 2008, interest earned on loans receivable increased $824,000, or 5.3%, , compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $33.9 million, or 12.0%, to $316.0 million for the nine months ended September 30, 2008 compared to $282.2 million for the same period in the prior year. Loan interest income was reduced by a decline in the yield on the loans to 6.86% for the nine months ended September 30, 2008 from 7.32% for the same period in the prior year.
Interest earned on securities increased $281,000, or 35.5%, for the three months ended September 30, 2008, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $16.6 million, or 21.4%, to $94.5 million at September 30, 2008 from $77.9 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.48 for the three months ended September 30, 2008 from 5.27% for the same period in the prior year.
Interest earned on securities increased $1.0 million, or 46.9%, for the nine months ended September 30, 2008, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $23.4 million, or 32.6%, to $95.4 million at September 30, 2008 from $72.0 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 5.40% for the nine months ended September 30, 2008 from 5.26% for the same period in the prior year.
Interest expense. Interest expense declined $267,000, or 7.3%, for the three months ended September 30, 2008, compared to the same period in the prior year. The decrease in interest expense can be attributed to a combination of two factors:
1.	A volume increase in the balance of interest-bearing liabilities of $32.5 million resulting in $377,000 of additional interest cost.

2.	The interest rate on interest-bearing liabilities declining by 86 basis points from 4.28% for the third quarter of 2007 to 3.62% for the same period in 2008.

Interest expense increased $866,000, or 8.8%, for the nine months ended September 30, 2008, compared to the same period in the prior year. The increase in interest expense can be attributed to a combination of two factors:
1.	A volume increase in the balance of interest-bearing liabilities of $57.8 million resulting in $1.8 million of additional interest cost.

2.	The interest rate on interest-bearing liabilities declining by 36 basis points from 4.21% for the first three quarters of 2007 to 3.85% for the same period in 2008.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, decreased $228,000, or 7.2%, for the three months ended September 30, 2008, compared to the same period in the prior year. This reduced cost was primarily attributable to the average balance of interest-bearing deposits which increased by $32.8 million, or 10.1%, to $334.4 million for the three months ended September 30, 2008, compared to $301.5 million for the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 3.50% from 4.18% for the quarters ended September 30, 2008 and 2007, respectively. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilize rate surveys to keep its total interest expense costs down.
For the nine months ended September 30, 2008 interest incurred on deposits increased $1.0 million, or 12.2%, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $60.5 million, or 22.1%, to $333.8 million for the nine months ended September 30, 2008, compared to $273.4 million for the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 3.74% from 4.09% for the nine months September 30, 2008 and 2007, respectively.
Interest incurred on borrowed funds, declined by $40,000 or 8.2%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decline was due to both a decrease in the average balance of borrowing and a reduction in the rate paid. The rate of the borrowings declined to 4.5% from 4.90% for the quarters ended September 30, 2008 and 2007, respectively. Adding to the reduction in the cost of these funds was a decline in the average balance of borrowed funds of $584,000, or 1.5%, to $38.1 million for the three months ended September 30, 2008, compared to $38.7 million for the same period in the prior year. This decline is reflected in the quarterly rate volume report presented below which compares the decrease to the costs associated with the interest-bearing liabilities.
For the nine months ended September 30, 2008, interest incurred on borrowed funds decreased by $155,000, or 10.7%, compared to the same period in the prior year. As with the third quarter results this decline was due to both a decrease in the average balance of borrowing and a reduction in the rate paid. The average balance of borrowed funds declined by $2.7 million, or 7.0%, to $35.7 million for the nine months ended September 30, 2008, compared to $38.4 million for the nine months ended September 30, 2007.
Provision for loan losses. The provision is maintained at a level to absorb management’s estimate of probable inherent credit losses within the Company’s loan portfolio. At September 30, 2008, the allowance for loan losses as a percentage of total loans was 1.13%, which represented an 11.9% increase over the 1.01% reported at September 30, 2007. The ratio of non-performing loans to total loans stood at 2.11% at September 30, 2008. This was an increase from the 1.24% reported as of September 30, 2007. Loans classified as non-accrual at September 30, 2008, were $3.4 million, which was $1.3 million increase over the total reported at September 30, 2007. Loans past due 90 days and still accruing interest, as of September 30, 2008, were $3.3 million, or $1.6 million more than the prior year figure. The majority of the increase in this category was in residential secured real estate loans.
Non-interest income. Non-interest income increased $26,400 for the third quarter of 2008 over the comparable 2007 period. This increase of 4.0% was primarily the result of a gain realized on investment securities. Service charges on deposit accounts decreased $1,200, with other non-interest income being $3,500 lower. Earnings on bank-owned life insurance were $5,400 higher during the third quarter of 2008 than the same period of 2007.
For the nine months ended September 30, 2008, non-interest income increased by $31,000 or 1.6% to $2.0 million. This increase was the result of investment security gains taken in the first three quarters of 2008 of $35,000.
Non-interest expense. Non-interest expense for the third quarter of 2008 was 12.9%, or $312,600, higher than the third quarter of 2007. Increases in salary and employee benefits of $101,400 were largely attributable to increased staffing, including the opening of the Cortland banking office, normal wage adjustments, and an additional payroll in the third quarter of 2008 that did not exist in 2007. Other expense items contributing to the overall increase were costs associated with compliance with Section 404 of the Sarbanes-Oxley Act, primarily centered in audit and legal functions, higher fees associated with the increased level of ATM/Debit card usage, amortization of the core deposit intangible associated with acquisitions made by the company, and higher postage. Significantly increasing were FDIC premiums, with further increases anticipated as that agency works to meet statutory minimums.
For the nine months ended September 30, 2008 non-interest expense increased $813,000 or 11.6% from the same period in the prior year.

Provision for income taxes. The Company recognized $530,000 in income tax expense, which reflected an effective tax rate of 17.35% for the nine months, ended September 30, 2008, as compared to $621,000 with an effective tax rate of 19.24% for the respective 2007 period.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2008, have remained unchanged from December 31, 2007.
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
Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2008 and 2008, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months Ended September 30,
	2008			2007
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	318,761	$5,425	6.75%	303,872	$5,604	7.32%
Investments securities	94,532	1,073	5.48%	77,861	792	5.27%
Interest-bearing deposits with other banks	5,897	52	3.48%	15,187	177	4.62%

Total interest-earning assets	419,191	6,550	6.42%	396,920	6,573	6.81%

Noninterest-earning assets	29,782			20,392
Total assets	448,973			$417,312

Interest-bearing liabilities:
Interest — bearing demand deposits	25,962	78	1.19%	$17,025	91	2.12%
Money market deposits	25,789	197	3.02%	26,090	257	3.91%
Savings deposits	70,001	318	1.80%	77,539	573	2.93%
Certificates of deposit	212,605	2,357	4.40%	180,867	2,255	4.95%
Borrowings	38,111	450	4.68%	38,695	490	5.02%

Total interest-bearing liabilities	372,468	3,399	3.62%	340,216	3,666	4.28%

Noninterest-bearing liabilities
Other liabilities	44,376			42,867
Stockholders’ equity	32,129			34,228
Total liabilities and stockholders’ equity	$448,973			$417,311

Net interest income		$3,152			$2,907

Interest rate spread (2)			2.80%			2.54%
Net yield on interest-earning assets (3)			3.20%			3.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.54%			116.67%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2008 versus 2007
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	275	-453	-179
Investments securities	221	60	281
Interest-bearing deposits with other banks	-108	-17	-125

Total interest-earning assets	388	-410	-23

Interest-bearing liabilities:
Interest — bearing demand deposits	48	-61	-13
Money market deposits	-3	-57	-60
Savings deposits	-56	-200	-255
Certificates of deposit	396	-293	102
Borrowings	-7	-33	-40

Total interest-bearing liabilities	377	-645	-267

Net interest income	$10	$235	$245

	For the Nine Months Ended September 30,
	2008			2007
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	316,032	$16,274	6.86%	282,169	$15,450	7.32%
Investments securities	95,419	3,165	5.40%	71,969	2,155	5.26%
Interest-bearing deposits with other banks	6,803	213	4.17%	14,730	596	5.41%

Total interest-earning assets	418,255	19,651	6.48%	368,868	18,201	6.84%

Noninterest-earning assets	28,141			18,285

Total assets	$446,396			$387,153

Interest-bearing liabilities:
Interest — bearing demand deposits	23,310	220	1.26%	$14,201	265	2.49%
Money market deposits	24,418	588	3.21%	25,557	801	4.19%
Savings deposits	71,834	1,100	2.04%	66,403	1,187	2.39%
Certificates of deposit	214,270	7,474	4.65%	167,217	6,108	4.88%
Borrowings	35,677	1,289	4.81%	38,352	1,444	5.03%

Total interest-bearing liabilities	369,509	10,670	3.85%	311,730	9,805	4.21%

Noninterest-bearing liabilities
Other liabilities	43,114			42,445
Stockholders’ equity	33,773			32,979
Total liabilities and stockholders’ equity	446,396			$387,154

Net interest income		$8,981			$8,396

Interest rate spread (2)			2.64%			2.64%
Net yield on interest-earning assets (3)			3.08%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.19%			118.33%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2008 versus 2007
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	1,854	-1,031	824
Investments securities	922	87	1,010
Interest-bearing deposits with other banks	-321	-62	-383

Total interest-earning assets	2,456	-1,005	1,450

Interest-bearing liabilities:
Interest — bearing demand deposits	170	-215	-45
Money market deposits	-36	-177	-213
Savings deposits	97	-184	-87
Certificates of deposit	1,719	-353	1,366
Borrowings	-101	-54	-155

Total interest-bearing liabilities	1,849	-984	865

Net interest income	$606	$(22)	$585

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
For the nine months ended September 30, 2008, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
INFLATION
Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with U.S. Generally Accepted Accounting Principles or GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.
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
The following table illustrates the Company’s risk-weighted capital ratios at September 30, 2008:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	September 30,		September 30,		September 30,
	2008		2008		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$42,881,146	13.98%	$33,069,404	12.60%	$7,913,660	17.97%
For Capital Adequacy Purposes	24,532,435	8.00	21,000,160	8.00	3,522,319	8.00
To Be Well Capitalized	30,665,544	10.00	26,250,200	10.00	4,402,899	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$39,096,390	12.75%	$30,109,199	11.47%	$7,362,022	16.72%
For Capital Adequacy Purposes	12,266,218	4.00	10,500,080	4.00	1,761,159	4.00
To Be Well Capitalized	18,399,327	6.00	15,750,120	5.00	2,641,739	6.00

Tier I Capital (to Average Assets)

Actual	$39,096,390	8.83%	$30,109,199	7.78%	$7,362,022	14.06%
For Capital Adequacy Purposes	17,707,847	4.00	15,473,487	4.00	2,094,131	4.00
To Be Well Capitalized	22,134,809	5.00	19,341,858	5.00	2,617,664	5.00
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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Executive Vice President/ Chief Operating Officer, Senior Vice President /Chief Financial Officer and Senior Vice President/Commercial Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase in the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements.
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2008 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2008 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2008 for portfolio equity:

	Increase	Decrease
	200	200
	BP	BP

Net interest income – increase (decrease)	(0.5)%	(0.9)%

Portfolio equity – increase (decrease)	(11.2)%	(2.6)%
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

MIDDLEFIELD BANC CORP.
Date: November 13, 2008	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer

EXHIBIT INDEX

exhibit
number	description	location
99	Report of independent registered public accounting firm.	filed herewith

31	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.1	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith