Form 10-K
period 2008-12-31
MIDDLEFIELD BANC CORP
filed 2009-03-23
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2008
Commission File Number: 000-32561
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1585111

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
15985 East High Street, Middlefield, Ohio 44062-0035
(440) 632-1666
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to section 12(b) of the Act: none
Securities registered pursuant to section 12(g) of the Act: common stock, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, an non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value on June 30, 2008 of common stock held by non-affiliates of the registrant was approximately $45.7 million. As of March 20, 2009, there were 1,541,247 shares of common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statements for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Part I and Part II of this report.

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

The Middlefield Banking Company. MBC was chartered under Ohio law in 1901. The Company became the holding company for MBC in 1988. MBC offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (NOW) accounts; money market accounts; time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans; safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.
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
Market Area. MBC’s market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefiting from the area’s proximity both to Cleveland and Warren, population and income levels have maintained steady growth over the years. EB’s two offices are located in Franklin County, serving the central Ohio market.
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
Although Ohio bank law imposes no material restrictions on the kinds of loans the Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the bank avoids lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the bank’s real-estate secured loans are secured by real property in northeastern Ohio. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as the banks may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on the banks lending. The banks can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. The subsidiaries’ internal policy are to maintain its credit exposure to any one borrower at less than $3.0 million, which is comfortably within the range of the bank’s legal lending limit. As of December 31, 2008, the Company’s 15%-of-capital limit on loans to a single borrower was approximately $5.3 million.
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

The following table shows the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2008, 2007, 2006, 2005 and 2004, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$66,524	20.69	$67,010	21.65	$68,496	27.49%	$65,252	27.88%	$52,148	24.18%
Real estate construction	7,965	2.48	6,704	2.17	2,458	0.99	2,725	1.16	3,144	1.46
Mortgage:
Residential	199,354	61.99	193,514	62.53	162,917	65.38	151,866	64.88	147,425	68.36
Commercial	42,789	13.31	36,818	11.90	9,949	3.99	8,208	3.51	7,027	3.26
Consumer installment	4,943	1.53	5,400	1.75	5,371	2.16	6,004	2.57	5,909	2.74

Total loans	321,575	100.00	309,446	99.99	249,191	100.00%	234,055	100.00%	215,653	100.00%

Less:
Allowance for loan losses	3,557		3,299		2,849		2,841		2,623

Net loans	$318,019		$306,147		$246,342		$231,214		$213,030

The following table presents maturity information for the loan portfolio at December 31, 2008. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31,2008
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$15,435	$2,978	$1,588	$868	$1,274	$22,143
After one year through five years	15,306	1,443	9,599	6,132	3,447	35,927
After five years	35,783	3,544	188,167	35,789	222	263,505

Total amount due	$66,524	$7,965	$199,354	$42,789	$4,943	$321,575

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.
The following table shows the dollar amount of all loans due after December 31, 2008 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2008 that have floating or adjustable rates.

	Fixed	Adjustable
(Dollars in thousands)	Rate	Rate	Total
Commercial and industrial	$27,231	$39,293	$66,524
Real estate construction	1,905	6,060	7,965
Mortgage:
Residential	27,680	171,674	199,354
Commercial	7,567	35,222	42,789
Consumer installment	4,938	5	4,943

	$69,321	$252,254	$321,575

Residential Mortgage Loans. A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $199 million or 62.0% of the Company’s total loan portfolio at December 31, 2008.
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
Before 1996, nearly all residential mortgage loans originated by the Company were written on a balloon-note basis. During 1996, the Company began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, the Company began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 86.1% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2008 was adjustable rate. The Company’s mortgage loans are ordinarily retained in the loan portfolio. The Company’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.
The Company’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.
At December 31, 2008, residential mortgage loans of approximately $4.9 million were over 90 days delinquent or non-accruing on that date, representing 2.50% of the residential mortgage loan portfolio.
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
At December 31, 2008, commercial and commercial real estate loans totaled $109.3 million, or 34.0% of the Company’s total loan portfolio. At December 31, 2008, commercial and commercial real estate loans of approximately $3.1 million were over 90 days delinquent or non-accruing on that date, and represented 2.80% of the commercial and commercial real estate loan portfolios.
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
At December 31, 2008, real estate construction loans totaled $8.0 million, or 2.5% of the Company’s total loan portfolio. At December 31, 2008, real estate-construction loans of approximately $469,000 were over 90 days delinquent or non-accruing on that date, and represented 5.9% of the real estate-construction loan portfolios.
Consumer Installment Loans. The Company’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The Company does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The Company maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.
According to the Company’s loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to two and one-half years. Real estate security generally is required for consumer loans having terms exceeding five years.
At December 31, 2008, the Company had approximately $5.0 million in its consumer installment loan portfolio, representing 1.5% of total loans. Consumer installment loans of approximately $10,000 were over 90 days delinquent or non-accruing on that date, representing 0.2% of the installment loan portfolio.
Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Company personnel and walk-in customers.
When a loan request is made, the Company reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Company’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies each individual officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to a committee consisting of loan officers, which has authority to approve loans up to $500,000. The full board acts as a loan committee for loans exceeding that amount.
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
When the Company acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as other real estate owned until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. “Other real estate owned” is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.
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

When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An FDIC-insured institution’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications. As of December 31, 2008, 2007, 2006, 2005, and 2004 classified assets were as follows:

	Classified Assets at December 31,
	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Classified loans:
Special mention	$5,134	1.60%	$5,302	1.71%	$7,394	2.97%	$6,567	2.81%	$4,094	1.90%
Substandard	5,350	1.66%	1,029	0.33%	1,515	0.61%	2,020	0.86%	3,097	1.44%
Doubtful	420	0.13%	835	0.27%	—	—	—	0.00%	163	0.08%
Loss	—	—	—	—	—	—	—	—	—	—

Total amount due	$10,904	3.39%	$7,166	2.31%	$8,909	3.58%	$8,587	3.67%	$7,354	3.42%

Other than those disclosed above, the Company does not believe there are any loans classified for regulatory purposes as loss, doubtful, substandard, special mention or otherwise, which will result in losses or have a material impact on future operations, liquidity or capital reserves are not aware of any other information that causes us to have serious doubts as to the ability of borrowers in general to comply with repayment terms.
Investments. Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. The Company generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio bank law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Similar to the legal lending limit on loans to any one borrower, Ohio bank law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These Ohio bank law provisions have not been a material constraint upon the Company’s investment activities.
All securities-related activity is reported to the Company’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. Senior management can purchase and sell securities in accordance with the Company’s stated investment policy.
Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold a security until maturity or on a long-term basis, the security is classified as held-to-maturity and is reflected on the Consolidated Balance Sheet at historical cost. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. Available-for-sale securities are reflected on the balance sheet at their fair value.

The following table sets forth the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
(Dollars in thousands)	cost	Fair value	cost	Fair value	cost	Fair value

Available for Sale:
U.S. Government agency securities	$4,377	$4,504	$7,873	$7,927	$7,253	$7,145

Obligations of states and political subdivisions:
Taxable	500	496	749	742	748	727
Tax-exempt	44,328	43,684	47,263	46,929	38,182	37,968
Corporate securities	—	—	—	—	—	—
Mortgage-backed securities	54,568	54,564	29,219	29,046	16,959	16,469
Equity securities	944	1,022	944	1,324	694	739

Total	$104,717	$104,270	$86,048	$85,968	$63,836	$63,048

Held to Maturity:
Obligations of states and political subdivisions:	$—	$—	$—	$—	$126	$134

Total	$—	$—	$—	$—	$126	$134

Total Investment Securities	$104,717	$104,270	$86,048	$85,968	$63,962	$63,182

The contractual maturity of investment securities at December 31, 2008 is shown below.

	31-Dec-08
			More than one to		More than five to				Total investment securities and
	One year or less		five years		ten years		More than ten years		mortgage-backed securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield	value
U.S. Government agency securities	$602	4.65	$—	—	$500	5.00	$3,274	5.56	$4,377	5.37	$4,504

Obligations of states and political subdivisions:
Taxable	—	—	500	4.20	—	—	—	—	500	3.83	496
Tax-exempt	558	5.46	4,543	5.49	10,069	5.84	29,158	6.23	44,328	6.05	43,684
Mortgage-backed securities	84	3.83	596	4.12	2,195	5.59	51,694	5.79	54,568	5.76	54,564
Equity Securities	944	—	—	—	—	—	—	—	944	—	1,022

Total	$2,188	2.82%	$5,639	5.23%	$12,764	5.76%	$84,126	5.93%	$104,717	5.81%	$104,270

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax equivalent basis.
As of December 31, 2008, the Company also held 18,730 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2008 was approximately $1,873,000.
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
The following table shows the amount of time deposits of $100,000 or more as of December 31, 2008, including certificates of deposit, by time remaining until maturity.

	Maturity of Time Deposits of
	$100,000 or more at
	December 31, 2008
	Amount	Percent of Total

Within three months	$11,084,068	15.91%
Beyond three but within six months	15,137,052	21.73
Beyond six but within twelve months	18,782,587	26.96
Beyond one year	24,659,571	35.40

Total	$69,663,278	100.00

Borrowings. Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Company can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2008, the Company had $25.7 million of FHLB borrowings outstanding. The Company also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase and Federal Funds Sold are summarized as follows:

	2008	2007	2006

Balance at year-end	$1,886,253	$1,510,607	1,609,738
Average balance outstanding	2,967,069	2,383,902	3,281,340
Maximum month-end balance	6,057,893	5,768,057	8,245,406
Weighted-average rate at year-end	1.10%	2.96%	4.35%
Weighted-average rate during the year	1.55%	3.89%	5.10%
Personnel
As of December 31, 2008 the Company had 101 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.
Supervision and Regulation
The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Company.
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. Both subsidiaries are Ohio-chartered commercial banks. As a state-chartered, nonmember banks, the banks are primarily regulated by the FDIC and by the Ohio Division of Financial Institutions.

The Company and the banks are subject to federal banking laws, and the Company is also subject also to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The Company must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.
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
Additionally, the Bank Holding Company Act, the Change in Bank Control Act and the Federal Reserve Board’s Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as the Company does, or if no other person owns a greater percentage of the class of voting securities, control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Approval of the Ohio Division of Financial Institutions is also necessary to acquire control of an Ohio-chartered bank.
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
As an FDIC member institution, deposits in the bank are insured to a maximum of $250,000 per depositor. The banks are required to pay semiannual deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. The premium range is currently from $0.00 for the highest-rated institutions to $0.27 per $100 of domestic deposits.
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
The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiaries, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2008.

	2008		2007
	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$42,281,067	13.57	$42,664,943	14.56
For Capital Adequacy Purposes	24,931,715	8.00	23,441,926	8.00
To Be Well Capitalized	31,164,644	10.00	29,303,408	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$38,689,258	12.41	$39,194,767	13.38
For Capital Adequacy Purposes	12,465,858	4.00	11,720,963	4.00
To Be Well Capitalized	18,698,787	6.00	17,581,445	6.00

Tier I Capital
(to Average Assets)

Actual	$38,689,258	8.66	$39,194,767	9.23
For Capital Adequacy Purposes	17,860,169	4.00	16,990,099	4.00
To Be Well Capitalized	22,325,211	5.00	21,237,623	5.00
Limits on Dividends and Other Payments. The Company’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the banks. Under Ohio bank law, an Ohio-chartered bank may not pay a cash dividend if the amount of the dividend exceeds “undivided profits,” which is defined in Ohio bank law to mean the cumulative undistributed amount of the bank’s net income. But with the approval of two thirds of the outstanding shares and approval of the superintendent of the Division of Financial Institutions, an Ohio-chartered bank may pay cash dividends from surplus. Lastly, approval of the superintendent is also required if the total of all dividends and distributions declared on the bank’s shares in any year exceeds the total of the bank’s net income for the year plus retained net income for the two preceding years.
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
Transactions with Affiliates. Although the banks are not member banks of the Federal Reserve System, they are required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act — pertaining to transactions with affiliates — as if they were member banks. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act —
•
limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

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

A bank holding company cannot elect to be a “financial holding company” — with the expanded securities, insurance and other powers that designation entails — unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or greater will be subject to CRA examinations no more frequently than every 2 years.” Following a CRA examination as of July 24, 2008, the MBC received a rating of “Outstanding.” Lastly, the Gramm-Leach-Bliley Act requires public disclosure of private CRA agreements entered into between banking organizations and other parties, and annual reporting by banking organizations of actions taken under the private CRA agreements. This last provision of the Gramm-Leach-Bliley Act addresses the increasingly common practice whereby a bank or holding company undertaking acquisition of another bank or holding company enters into an agreement with parties who might otherwise file with bank regulators a CRA protest of the acquisition. The details of these agreements have not been universally disclosed by acquiring institutions in the past.
Federal Home Loan Bank. The Federal Home Loan Bank serves as a credit source for their members. As a member of the FHLB of Cincinnati, the Company is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its amount of loans, and or “advances,” from the FHLB. The Company is in compliance with this requirement, with an investment in FHLB stock of $1,873,000 at December 31, 2008.
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
Item 1.A — Risk Factors
Risks Related to the Company’s Business
Recent negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results. Negative developments in the latter half of 2007 and during 2008 in the credit and securitization markets have resulted in uncertainty in financial markets with the expectation of the general economic downturn continuing in 2009. Business activity across a wide range of industries and regions is declining. Unemployment has increased significantly. During the second half of 2008, the financial services industry was materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. These negative developments were initially triggered by declines in home prices and the values of subprime residential mortgage loans, but quickly spread to other asset classes. Market conditions have also led to the failure or merger of a number of formerly prominent and large financial institutions. Furthermore, declining asset values on financial instruments, defaults on residential mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.
There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the U.S. banking system. In response to the difficult market and economic conditions affecting the banking system and financial markets, former President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law on October 3, 2008. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a Troubled Asset Relief Program, or “TARP.” TARP was enacted to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department established a voluntary Capital Purchase Program (“CPP”) under TARP to encourage eligible U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers. Under the CPP, the Treasury Department purchases senior preferred stock and warrants from participating financial institutions. We have elected not to participate in the CPP because the Company believes the CPP’s restrictions on possible future dividend increases, the dilution to earnings, and the uncertainty surrounding future requirements of the CPP outweighed the benefits of participation. Finally, the EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLG Program”) to strengthen confidence and encourage liquidity in the banking system. The TLG Program consists of two components — (i) a temporary guarantee of newly issued senior unsecured debt (the “Debt Guarantee Program”) and (ii) a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). The Company has elected not to participate in the Debt Guarantee Program, but will participate in the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program, the FDIC has provided a temporary full guarantee for funds held in “noninterest-bearing transaction accounts” above the existing $250,000 deposit insurance limit. A ''noninterest-bearing transaction account’’ is defined under the FDIC’s rules as a transaction account with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal. A ''noninterest-bearing transaction account’’ also includes IOLTA accounts and NOW accounts with interest rates below .50%. The FDIC applies a 10 basis point annual rate surcharge to deposit amounts that exceed $250,000 for non-interest bearing transaction deposit accounts maintained by Transaction Account Guarantee Program participants.
The EESA and TLG Program have been followed by numerous actions by the Federal Reserve, the U.S. Congress, the Treasury Department, the FDIC, and the SEC to address the current liquidity and credit crisis that has followed the sub-prime mortgage meltdown that began in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.
On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) into law. The Recovery Act was implemented to provide $787 billion in funds to create and preserve jobs, promote economic recovery, spur technological advances in science and health, invest in transportation, environmental protection, and other infrastructure that will provide long-term economic benefits, and stabilize state and local government budgets. The Recovery Act also contains provisions limiting, but not capping, executive compensation for all current and future TARP recipients until the institution has repaid the government.
The purpose of these legislative and regulatory actions is to stabilize U.S. financial markets. The U.S. Congress or federal bank regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the Company’s operations. In addition, the EESA and the Recovery Act may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the legislative and regulatory initiatives described above, the Company prospects and results of operations would be adversely affected.
The Company operates in a highly competitive industry and market area. The U.S. financial system has become highly concentrated and has moved into a barbell-type structure. This structure is characterized at one end by a handful of large financial conglomerates and at the other end by thousands of community financial institutions spread across the U.S. According to the FDIC, the four largest banking companies control more than 40% of the nation’s deposits and more than 50% of the industry’s assets. While the nation’s largest banks have not been permitted to fail, community banks do fail with regularity. This policy disparity has entrenched an ongoing competitive inequity against community banks. In effect, government ownership of banks considered “too big to fail” may adversely impact the market for various bank products and services, many of which are considered the financial system’s most profitable.
The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Companies most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain, and build long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

•	the ability to expand the Company’s market position;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Company introduces new products and services relative to its competitors;

•	customer satisfaction with the Company’s level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect growth and profitability.
The Company may not be able to attract and retain skilled people. The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of the services of key personnel of the Company could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers.
The Company does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio and central Ohio markets in which the Company operates have high concentrations of financial institutions. Many of the financial institutions operating in our markets are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. In addition, many of these institutions offer services that the Company do not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities. Because the Company is currently smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. The Company accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.
The business of banking is changing rapidly with changes in technology, which poses financial and technological challenges to small and mid-sized institutions. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Financial institutions’ success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of the Company’s competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than the Company, or to provide products and services that the Company is not able to economically provide. The Company cannot assure you that we will be able to develop and implement new technology-driven products or services or that the Company will be successful in marketing these products or services to customers. Because of the demand for technology-driven products, banks increasingly rely on unaffiliated vendors to provide data processing services and other core banking functions. The use of technology-related products, services, delivery channels, and processes exposes banks to various risks, particularly transaction, strategic, reputation, and compliance risk. The Company cannot assure you that we will be able to successfully manage the risks associated with our dependence on technology.
The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not stockholders. The Company and its subsidiaries are and will remain subject to extensive state and federal government supervision and regulation. This supervision and regulation affect many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which our services can be offered, and numerous other matters. State and federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance fund administered by the FDIC. Protection of stockholders is not a goal of banking regulation.
The burdens of federal and state banking regulation place banks in general at a competitive disadvantage compared to less regulated competitors. Applicable statutes, regulations, agency and court interpretations, and agency enforcement policies have undergone significant changes, and could change significantly again. Federal and state banking agencies also require banks and bank holding companies to maintain adequate capital. Failure to maintain adequate capital or to comply with applicable laws, regulations, and supervisory agreements could subject a bank or bank holding company to federal or state enforcement actions, including termination of deposit insurance, imposition of fines and civil penalties, and, in the most severe cases, appointment of a conservator or receiver for a depositary institution. Changes in applicable laws and regulatory policies could adversely affect the banking industry generally or the Company in particular. The Company gives you no assurance that we will be able to adapt successfully to industry changes caused by governmental actions.
Success in the banking industry requires disciplined management of lending risks. There are many risks in the business of lending, including risks associated with the duration over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and risks resulting from changes in the value of loan collateral. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.
A critical resource for maintaining the safety and soundness of banks so that they can fulfill their basic function of financial intermediation, the allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Current accounting standards for loan loss provisioning are based on the so-called “incurred loss” model. Under this model, a bank can reserve against a loan loss through a provision to the loan loss reserve only if that loss has been “incurred,” which means a loss that is probable and can be reasonably estimated. To meet that standard, banks have to document why a loss is probable and reasonably estimable, and the easiest way to do that is to refer to historical loss rates and the bank’s own prior loss experience with the type of asset in question. Banks are not limited to using historical experience in deciding the appropriate level of the loan loss reserve. In making these determinations, management can use judgment that takes into account other, forward-leaning factors, such as changes in underwriting standards and changes in the economic environment that would have an impact on loan losses. It is changes in the current economic environment that have led us, and may continue to lead management, to take provisions that are higher than our historical experience.

The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.
Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect (i) our ability to originate loans, (ii) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, and (iv) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although the Company believes that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.
A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. A high percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in the northeastern and central Ohio markets continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.
The Company could incur liabilities under federal and state environmental laws if we foreclose on commercial properties. A high percentage of the Company’s loans are secured by real estate. Although the vast majority of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on. The Company has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, a bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, these persons might not be financially solvent or they might be unable to bear the full cost of clean-up. It is also possible that a lender exercising unusual influence over a borrower’s commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.
Changes in accounting standards could materially impact our consolidated financial statements. Our accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The accounting standard setters, including the Financial Accounting Standards Board, the SEC, and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. Management may be required to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.

There are risks with respect to future expansion and acquisitions or mergers. The Company may seek in the future to acquire other financial institutions or parts of those institutions. The Company may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including —
•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	diluting our existing shareholders in an acquisition;

•	the time and expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices;

•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business; and

•	the time and expense associated with integrating the operations and personnel of the combined businesses, creating an adverse short-term effect on our results of operations.
There is also a risk that any expansion effort will not be successful.
Compliance with Sarbanes-Oxley Act will involve significant expenditures, and non-compliance may adversely affect us. The Sarbanes-Oxley Act of 2002 (“SOX”), and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. The Company has experienced, and expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of SOX. For example, for the year ended December 31, 2007, the Company was required to comply with Section 404 of SOX and management has issued a report on our internal controls over financial reporting. Our independent registered public accounting firm will be required to provide an attestation with respect to management’s report on our internal controls over financial reporting as of December 31, 2009. We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that the Company is unable to maintain or achieve compliance with SOX and any related rules, it may be adversely affected.
The Company utilizes the Federal Home Loan Bank as an additional source of liquidity. The Middlefield Banking Company and Emerald Bank are members of the Federal Home Loan Bank (“FHLB”) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. As a member of the FHLB, the Company is required to own stock in the FHLB in proportion to our borrowings. As of December 31, 2008, our investment in FHLB stock totaled $1.9 million. The Company is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, FHLB stock, and by deposits with the FHLB. At December 31, 2008, the Company had approximately $19.4 million in FHLB advances. FHLB advances are only available to borrowers that meet certain conditions. If the Company were to cease meeting these conditions, our access to FHLB advances could be significantly reduced or eliminated.
The 12 FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment in the equity stock of the FHLB of Cincinnati could be adversely impacted by the operations of the other FHLBs. Certain FHLBs, including Cincinnati, have experienced lower earnings from time to time and paid out lower dividends to their members. If a FHLB’s capital drops below 4% of its assets, restrictions on the redemption or repurchase of member banks’ FHLB stock are imposed by law. Should the FHLBs be restricted from redeeming or repurchasing member banks’ FHLB stock due to adverse financial conditions affecting either individual FHLBs or the FHLB System as a whole, member banks may be required to recognize an impairment charge on their FHLB equity stock investments. Future problems at the FHLBs may impact the collateral necessary to secure borrowings and limit the borrowings extended to member banks, as well as require additional capital contributions by member banks. Should this occur, the Company’s short term liquidity needs could be negatively impacted. Should the Company be restricted from using FHLB advances due to weakness in the FHLB System or with the FHLB of Cincinnati, the Company may be forced to find alternative funding sources. These alternative funding sources may include seeking lines of credit with third party banks or the Federal Reserve Bank, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on future earnings. As a result of EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor until January 1, 2010. The Middlefield Banking Company and Emerald Bank also participate in the FDIC’s Transaction Account Guarantee Program. As a condition of participating in the Transaction Account Guarantee Program, the Company is assessed on a quarterly basis an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Transaction Account Guarantee Program ends on January 1, 2010.
During the year ended December 31, 2008, the Company paid $155,000 in deposit insurance. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The escalating pace of bank failures that began in 2008 has significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to .40% as of December 31, 2008. The FDIC expects continued insured institution failures in the next few years, which likely will result in a continued decline in the reserve ratio.
On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels. On February 27, 2009, the FDIC adopted a final rule (i) modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points, (ii) extending the period of the restoration plan to seven years, and (iii) adopting an interim rule imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the FDIC to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund. Accordingly, increases in the deposit insurance premium assessment rate applicable to us will adversely impact our earnings.
In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings by approximately $800,000.
Government regulation could restrict our ability to pay cash dividends. Dividends from the banks are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the banks from paying dividends or transferring funds to the Company. As of December 31, 2008, the banks could have declared dividends of approximately $5.5 million in the aggregate to Company without having to obtain advance regulatory approval. The Company cannot assure you that the Companies’ profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends.
Risks Associated with the Company’s Common Stock
An investment in the Company’s common stock is not an insured deposit. The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. As a result, if you acquire the Corporation’s common stock, you could lose some or all of your investment.
The Company’s common stock is very thinly traded, and it is therefore susceptible to wide price swings. The Company’s common stock is not traded or authorized for quotation on any exchanges, including Nasdaq. However, bid prices for Company common stock appear from time to time in the pink sheets under the symbol “MBCN.” The “pink sheets” is a quotation service for over-the-counter securities that is maintained by Pink OTC Markets Inc., a privately owned company. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of the Company’s common stock depends upon the presence in the marketplace of willing buyers and sellers. The Company cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of the company common stock, matching interested buyers and sellers. The Company currently does not intend to seek listing of the Company’s common stock on Nasdaq or on another securities exchange. Even if we successfully list the Company’s common stock on a securities exchange or obtain Nasdaq trading authorization, the Company nevertheless could not assure you that an organized public market for the securities will develop or that there will be any private demand for the Company’ common stock. The Company could also fail subsequently to satisfy the standards for continued exchange listing, such as standards having to do with the minimum number of public shareholders or the aggregate market value of publicly held shares. A stock that is not listed on a securities exchange might not be accepted as collateral for loans. If accepted as collateral, the stock’s value could nevertheless be substantially discounted. Consequently, investors should regard the Company’s common stock as a long-term investment and should be prepared to bear the economic risk for an indefinite period. Investors who need or desire to dispose of all or a part of their investments in the Company’s common stock might not be able to do so except by private, direct negotiations with third parties.

Item 2 — Properties
The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio

Branches:
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	Leased	three-year lease renewed in November 2007, with option to renew for six additional consecutive three-year terms

Chardon Branch	Geauga	Owned	opened in September, 2001
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned	opened in April, 2003
30 South Maple Avenue
Orwell, Ohio

Newbury Branch 11110 Kinsman Road Newbury, Ohio	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms

Cortland Branch	Trumbull	Owned	opened in June, 2008
3450 Niles Cortland Road
Cortland, Ohio

Emerald Bank 6215 Perimeter Drive Dublin, OH	Franklin	Leased	twenty-year lease dated Febuary 2004, with the option to purchase after the tenth year

Westerville Branch (Emerald Bank)	Franklin	Owned	opened in November, 2008
17 North State Street
Westerville, OH
At December 31, 2008 the net book value of the Company’s investment in premises and equipment totaled $8.5 million.
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
Item 4 — Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of The Company’s security holders during the fourth quarter of 2008.
Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for the Companies’ Common Equity and Related Stockholder Matters” in the Companies’ 2008 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”
Equity Compensation Plan information
The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under the Company’s existing equity plan which has been previously approved by the stockholders.

Number of Securities
	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)

Equity compensation plans approved by security holders:

1999 Stock Option Plan	110,465	27.21	89,535
Unregistered Sales of Equity Securities and Use of Proceeds
On May 12, 2008, the Company announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.99% or approximately 76,936 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expires in May 2009.
Item 6 — Selected Financial Data
The above-captioned information appears under “Selected Financial Data” in the Companies’ 2008 Annual Report to Shareholders and is incorporated herein by reference.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Companies’ 2008 Annual Report to Shareholders and is incorporated herein by reference.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “ Interest Rate Sensitivity Simulation Analysis in the Companies’ 2008 Annual Report to Shareholders and is incorporated herein by reference.
Item 8 — Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company and its’ subsidiaries, together with the report thereon by S.R. Snodgrass, A.C. appears in the Companies’ 2008 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9b — Other Information
None
Part III
Item 10 — Directors and Executive Officers of the Registrant
Incorporated by reference to the definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.
Item 11 — Executive Compensation
Incorporated by reference to the definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
Item 13 — Certain Relationships and Related Transactions
Incorporated by reference to the definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.
Item 14 — Principal Accountant Fees and Services
Incorporated by reference to the definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

Part IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
Index to Consolidated Financial Statements:
Consolidated Financial Statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008:
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
(a)(3) Exhibits
See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

exhibit
number	description	location

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.0	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1
Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0 *	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001 exhibit
number		description	location

10.1.1	*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2	*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3	*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0	*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1	*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.3	*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4	*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7	*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002 exhibit
number		description	location

10.12	*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13	*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14	*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15	*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17	*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18	*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19	*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24	*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008 exhibit
number	description	location

10.25 *	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

13	Portions of the Annual Report for the year ended December 31, 2008	Incorporated by reference into this Form 10-K

20	Management’s Annual Report on Internal Control Over Financial Reporting	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

*	management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer
March 20, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell Thomas G. Caldwell	March 20, 2009
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 20, 2009
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne Richard T. Coyne, Chairman of the Board	March 20, 2009

/s/ Frances H. Frank Frances H. Frank, Director	March 20, 2009

/s/ James R. Heslop, II James R. Heslop, II, Executive Vice President,	March 20, 2009
Chief Operating Officer, and Director

/s/ Kenneth E. Jones Kenneth E. Jones, Director	March 20, 2009

/s/ James McCaskey James McCaskey, Director	March 20, 2009

/s/ Carolyn Turk Carolyn Turk, Director	March 20, 2009

/s/ William J. Skidmore William J. Skidmore, Director	March 20, 2009

/s/ Donald E. Villers Donald E. Villers, Director	March 20, 2009

2008 Annual Report

Middlefield Banc Corp.

Statistical Summary	2

Decade of Progress	4

Letter to Our Shareholders	8

Letter from the Chairman	10

Middlefield Banc Corp. Board of Directors	11

Emerald Bank Directors, Officers & Staff	14

Emerald Bank Branch Locations	15

The Middlefield Banking Company Staff	16

The Middlefield Banking Company Officers	17

The Middlefield Banking Company Branch Locations	18

Financials	21

2008 Annual Report

$ 3,273
$ 3,701
$ 3,884
$ 3,375
$ 2,615
'04
'05
'06
'07
'08
Net Income *(in thousands)*

$ 291,214
$ 311,214
$ 340,852
$ 434,273
$ 467,847
'04
'05
'06
'07
'08
Total Assets *(in thousands)*

$ 24,822
$ 27,289
$ 30,464
$ 34,961
$ 35,059
'04
'05
'06
'07
'08
Equity Capital *(in thousands)*

$ 213,030
$ 231,214
$ 246,342
$ 306,147
$ 318,019
'04
'05
'06
'07
'08
Net Loans Outstanding *(in thousands)*

$ 2.18
$ 2.50
$ 2.60
$ 2.17
$ 1.72
'04
'05
'06
'07
'08
Basic Earnings Per Share

$ 0.72
$ 0.80
$ 0.87
$ 0.94
$ 1.03
'04
'05
'06
'07
'08
Dividends Per Share

Middlefield Banc Corp.     2

2008 Annual Report     3

	1999	2000	2001

Interest Income	$11,448,619	$12,770,170	$13,706,569
Interest Expense	5,048,276	5,909,884	6,747,922

Net Interest Income	6,400,343	6,860,286	6,958,647
Provision for Loan Loss	296,000	275,000	170,000

Net Interest Income After Provision for Loan Losses	6,104,343	6,585,286	6,788,647
Noninterest Income, Including Security Gains/Losses	804,358	982,663	1,194,193
Nonintest Expense	4,254,374	4,408,617	4,741,374

Income Before Income Taxes	2,654,327	3,159,332	3,241,466
Income Taxes	735,318	992,661	970,859

Net Income	$1,919,009	$2,166,671	$2,270,607

Total Assets	$165,512,453	$176,488,813	$197,857,964
Deposits	135,094,459	147,166,046	167,382,728
Equity Capital	17,689,055	18,243,362	19,786,807
Loans Outstanding, Net	119,471,741	133,266,893	150,766,103
Allowance For Loan Losses	1,756,137	2,037,322	2,062,252
Net Charge Offs (Recoveries)	78,589	(6,185)	145,070
Full Time Employees (Average Equivalents)	61	57	64
Number of Offices	4	4	5

Earnings Per Share	$1.25	$1.50	$1.54
Dividends Per Share	0.38	0.40	0.52
Book Value Per Share	12.13	12.96	13.93
Dividends Pay-out Ratio	29.82%	27.47%	34.00%

Cash Dividends Paid	$572,343	$595,255	$772,068
Return on Average Assets	1.21%	1.31%	1.22%
Return on Average Equity	11.17%	12.83%	11.89%
Middlefield Banc Corp.     4

2002	2003	2004	2005	2006	2007	2008

$14,119,963	$14,647,163	$15,732,536	$17,378,504	$19,494,550	$24,871,934	$26,037,813
6,148,086	5,724,907	5,768,898	6,654,614	8,567,442	13,530,919	14,058,084

7,971,877	8,922,256	9,963,638	10,723,890	10,927,108	11,341,015	11,979,729
300,000	315,000	174,000	302,000	60,000	429,391	608,000

7,671,877	8,607,256	9,789,638	10,421,890	10,867,108	10,911,624	11,371,729
1,143,217	1,428,144	1,779,231	2,119,237	2,427,455	2,632,592	2,226,506
5,206,339	6,105,450	6,965,706	7,424,640	7,938,373	9,372,650	10,596,353

3,608,755	3,929,950	4,603,163	5,116,487	5,356,190	4,171,566	3,001,882
1,107,806	1,131,330	1,330,000	1,415,156	1,471,943	796,223	387,003

$2,500,949	$2,798,620	$3,273,163	$3,701,331	$3,884,247	$3,375,343	$2,614,879

$226,245,533	$262,369,448	$291,213,986	$311,214,191	$340,603,704	$434,273,056	$467,846,935
187,384,494	219,839,910	239,885,451	249,449,640	271,050,193	362,918,000	394,819,602
21,746,408	23,504,314	24,822,024	27,289,365	30,463,934	34,961,384	35,059,248
172,642,646	190,358,883	213,029,852	231,213,699	246,341,647	306,146,646	318,018,530
2,300,485	2,521,270	2,623,431	2,841,098	2,848,887	3,299,276	3,556,763
61,767	94,215	71,839	84,333	52,211	415,065	350,513
66	72	73	75	80	91	101
5	6	6	6	8	9	10

$1.68	$1.89	$2.18	$2.50	$2.60	$2.17	$1.72
0.58	0.65	0.72	0.80	0.87	0.94	1.03
15.35	16.49	17.67	19.25	20.30	22.56	22.83
34.30%	34.37%	32.72%	31.69%	33.43%	43.07%	60.25%

$857,751	$961,901	$1,070,833	$1,173,044	$1,298,567	$1,453,707	$1,575,482
1.17%	1.13%	1.17%	1.23%	1.22%	0.85%	0.58%
12.08%	12.39%	13.36%	14.43%	13.59%	10.06%	7.91%
NOTES: (1) The above per share amounts have been restated to reflect a two for one stock split effected in 2000 and 5% stock dividends paid in 2002, 2003, 2004, 2005, 2006 and 2007.
2008 Annual Report     5

Middlefield Banc Corp.     6

2008 Annual Report     7

Thomas G. Caldwell — President and Chief Executive Officer
To our Shareholders and Friends
Safe. Solid. Sound.
Perhaps in our lifetime, those three words have never carried such significant meaning. They do, however, fully convey the status of our company and its two affiliate banks. With a global economic crisis serving as a backdrop, I am pleased to report that during 2008 we achieved strong profitability and consistent asset growth, while maintaining a solid capital base.
Net income for the year 2008 was $2.6 million. While representing a decline from the prior year’s earnings, it also reflects on the ability of your company to navigate through turbulent economic times that have found many larger financial service companies reporting record losses. Our diluted earnings per share were $1.69. This provided us the ability to add to our capital, while paying an increased cash dividend of $1.03 per share.
In our letter to you last year, we discussed the broader economic turmoil that was experienced in 2007. The year 2008, as we all now know, proved to be even a far more challenging year for the directors and management teams of Middlefield Banc Corp., The Middlefield Banking Company (Middlefield) and Emerald Bank (Emerald). We have taken, and will continue to take, strategic actions that will continue to position our company as a bastion of strength and stability in a battered industry.
Beginning in 2008, the U.S. Treasury’s Troubled Asset Relief Program/Capital Purchase Program facilitated the flow of taxpayer dollars from Washington to many of the large financial institutions in the form of capital injections. The stated goal of these programs is to provide financial strength to the industry and to encourage lending.
While this goal may be noble in nature, we have determined to not be participants in these programs. Your company and its banks maintain capital positions in excess of regulatory well-capitalized standards. Furthermore, we are open for lending and have never hesitated in working to provide necessary funding to those within our communities. It is the basis of what we do day-in and day-out. The same may be said for the great majority of our peers within the industry.
We are pleased to report that total assets at the end of 2008 stood at $467.9 million, representing growth of 7.7% from the total reported at the end of 2007. While this level of growth is slightly below what we have experienced in recent years, it is reflective of market conditions during the past year. Pricing on both deposits and loans became somewhat irrational as several of our large competitors struggled to maintain liquidity and to achieve positive earnings. While there remains some questionable pricing within the industry, we have seen the same diminish as some of the large institutions have been forced into consolidation and others have fallen under more strict regulatory oversight.
Middlefield Banc Corp.     8

Also during 2008, our service base expanded with the opening of the Cortland office of Middlefield in June and the purchase of an existing branch by Emerald in November, located in Westerville. Both of these offices will have a short-term negative impact on earnings. However, we do view both markets as presenting strong growth opportunities and fitting for our focus on community-based one-on-one banking.
Deposit levels ended 2008 at $394.8 million, an increase of $31.9 million over the prior year-end. While the greater portion of that growth came within higher costing certificates of deposit, lower rate products also saw moderate levels of increase. Our net loans outstanding finished 2008 at $318.0 million. Although not reaching the levels that we desired, this balance does represent an increase during the year of $11.9 million. We continue to seek good lending opportunities within our communities and are appreciative of your willingness to direct the same to us.
Earnings were impacted by higher costs in both salaries and occupancy associated with expansion of our branch networks. Similarly, our data processing costs increased, indicative of the larger customer base being served and the broader array of products and services offered. Our provision for loan losses for the year was $608,000. This figure is driven by increased loan delinquency, a direct result of the economic climate within which we operate. Finally, the uncertainty in the economy is exhibited in wide swings in pricing for investment securities. This led to our recording an other-than-temporary impairment charge on two mortgage backed securities held at Middlefield in the amount of $376,000. We do expect that the final loss, if any, will be considerably less than that amount.
As we have continued our transition of Emerald Bank to a full service commercial bank, it was our pleasure to welcome James L. Long as President and Chief Executive Officer of that affiliate. Jim brings more than thirty years of sound financial services experience, having spent the majority of his career in the central Ohio markets. Glenn E. Aidt, Emerald’s founding President, continues to provide valuable insights, serving as Vice Chairman of Emerald’s board of directors.
Middlefield Banc Corp. board member Donald E. Villers will be retiring at the 2009 Annual Meeting of Shareholders. Don first joined Middlefield in 1987 and has contributed to our growth by shaping our focus on those most key to our success – our local communities. We wish to thank Mr. Villers for his dedicated service and leadership. We wish him well in his future endeavors.
As we look toward 2009 and the potential of an economic recovery in 2010, please be comfortable in the knowledge that we are managing the company for long-term success. Our company and our banks are well-capitalized and our balance sheet remains strong. We will continue to face the challenges based in economic activity, credit quality, and real estate values, but our efforts remain focused, being guided by active management with a disciplined, sound approach.
We are appreciative of the confidence that you continue to have in our ability to provide a safe investment and a sound return. Our optimism for the future is grounded in our belief in private ownership of financial service companies and our commitment to provide only the finest in community-based financial services. It is these guiding principles that keep Middlefield Banc Corp. safe, solid, and sound.
Sincerely,
Thomas G. Caldwell
President and Chief Executive Officer
2008 Annual Report     9

Richard T. Coyne — Chairman, Board of Directors
Chairman’s Report to the Shareholders
In two thousand and eight our traditional banking policies successfully helped us through a turbulent year. Middlefield Banc Corp. was able to grow its assets, deposits and net loans.
The communities of Cortland and Westerville have enthusiastically welcomed our new branches. We expect these new branches to grow and prosper.
We are proud of our officers and employees who continue the work of making our community bank a positive experience for all our customers.
Our focus will remain on improving our products and services and in providing a good return to our shareholders.
Thank you for your support of Middlefield Banc Corp.
Very truly yours,
Richard T. Coyne
Chairman, Board of Directors
Middlefield Banc Corp.     10

Board of Directors

Richard T. Coyne — 1997 Chairman, Board of Directors, Middlefield Banc Corp. The Middlefield Banking Company Retired: Jaco Products and Capital Plastics	James J. McCaskey — 2004 President McCaskey Landscape and Design, LLC

Donald E. Villers — 1987 Retired: Copperweld Steel	Carolyn J. Turk, C.P.A. — 2004 Chief Financial Officer/Treasurer Molded Fiber Glass Companies

Frances H. Frank — 1995 Secretary/Treasurer The Frank Agency, Inc.	William J. Skidmore — 2007 Northeast Ohio Senior District Manager Waste Management of Ohio, Inc.

Thomas G. Caldwell — 1997 President and Chief Executive Officer Middlefield Banc Corp. The Middlefield Banking Company	Kenneth E. Jones — 2008 President Chesapeake Financial Advisors

James R. Heslop, II — 2001 Executive Vice President/ Chief Operating Officer Middlefield Banc Corp. The Middlefield Banking Company	Robert W. Toth* — 2008 Retired: Gold Key Processing, Ltd

*	denotes The Middlefield Banking Company Director only
2008 Annual Report     11

Middlefield Banc Corp.     12

2008 Annual Report     13

Board of Directors
Kenneth E. Jones — 2004
Chairman, Board of Directors, Emerald Bank
President
Chesapeake Financial Advisors
Glenn E. Aidt — 2004
Vice Chairman, Board of Directors, Emerald Bank
George J. Kontogiannis, AIA — 2004
Chief Executive Officer
The Kontogiannis Companies
Joseph C. Zanetos — 2004
President
Anthony-Thomas Candy Co.
Clayton W. Rose, III, C.P.A. — 2006
Shareholder
Rea & Associates, Inc.
Thomas G. Caldwell — 2007
President and Chief Executive Officer
Middlefield Banc Corp.
The Middlefield Banking Company
Richard T. Coyne — 2007
Chairman, Board of Directors, Middlefield Banc Corp.
The Middlefield Banking Company
Retired: Jaco Products and Capital Plastics
James L. Long — 2008
President and Chief Executive Officer
Emerald Bank
Officers
James L. Long — 2008
President and Chief Executive Officer
Glenn E. Aidt — 2004
Vice Chairman
Donald L. Stacy — 2007
Chief Financial Officer and Treasurer
Eric A. Forrest — 2008
Assistant Vice President
Commercial Banking
Charles T. Woodson — 2008
Banking Officer
Westerville Branch Manager
Staff
Dublin Office:

Barbara Howard — 2004 — Accounting Clerk
Valorie Thorpe — 2004 — Branch Supervisor
Georgia Wilkerson — 2004 — Loan Processor
Elaine Gaub — 2005 — Customer Services
Lisa Stokes — 2006 — Customer Services
Westerville Branch:

Rebekah Bolton — 2008 — Customer Services
Tracy Needham — 2008 — Customer Services
Nathan Reynolds — 2008 — Customer Services

Middlefield Banc Corp.     14

Dublin Branch Drive up ATM
6215 Perimeter Drive,
Dublin, OH 43017
614.793.4631 • fax: 614.793.8922

Westerville Branch Drive up ATM
17 North State Street,
Westerville, OH 43081
614.890.7832 • fax: 614.890.4633
2008 Annual Report     15

Staff
Main Office:

Kevin Mitchell — 2007 — Branch Manager
Louise Fenselon — 1984 — Head Teller
Bonnie Steele — 1985 — Customer Services
Diana Koller — 1998 — Teller
Amanda Cummings — 2006 — Teller
Jenna Janssen — 2006 — Teller*
Jeanette Meardith — 2006 — Receptionist
Kristina Stephens — 2006 — Customer Services
Darlene Beaver — 2007 — Teller
Linda Chandler — 2007 — Teller
Katie Wolfert — 2007 — Teller*
Brenda Bowden — 2008 — Teller
West Branch:

Patti Haendel — 1982 — Customer Services
Rachel Lilly — 1985 — Head Teller
Rachel Reese — 2005 — Teller*
Amy Kothera — 2006 — Teller
Jodi Fisher — 2008 — Teller
Linda Hammel — 2008 — Teller
Brandon Mihalisin — 2008 — Teller*
Bethany Pentek — 2008 — Teller
Becky Starcher — 2008 — Teller*
Garrettsville Branch:
Gretchen Cram — 2008 — Branch Manager
Vickie Moss — 1998 — Teller
Colleen Steele — 1998 — Teller
Nicole Meszaros — 2005 — Teller
Dawn Semich — 2005 — Customer Services
LynnRae Derthick — 2006 — Teller
Leah McPhail — 2006 — Teller*
Mantua Branch:

Joan Sweet — 2002 — Branch Manager
Rebecca Reinard — 2002 — Head Teller
Jodie Lawless — 2004 — Teller
Jamie Alexander — 2007— Teller*
Chardon Branch:

Amanda DiMeolo — 2001 — Customer Services
Gretchen Mihalic — 2001 — Teller*
Kim Koynock — 2005 — Teller*
Beverly Palinsky — 2005 — Teller*
Dorothy Brown — 2006 — Head Teller
Orwell Branch:

Jennifer Gabrielson — 1997 — Branch Manager
Jessica Slusher — 2006 — Teller*
Lisa Swango — 2006 — Customer Services
Michelle Scott — 2007 — Teller
Melissa Gay — 2008 — Teller*
Heather Rokosky — 2008 — Teller*
Newbury Branch:

Kathryn Shanholtzer — 2007 — Branch Manager
Diane Thomas — 2006 — Teller*
Susan Grosik — 2008 — Teller
Helen Milburn — 2008 — Customer Services
Cortland Branch:
Tiffany Stewart — 2005 — Teller
Onita Kocka — 2008 — Teller*
Sherry Krok — 2008 — Customer Services
Donna Marcello — 2008 — Teller*
Loan Department:

Helen Stowe — 1985 — Loan Administrative Assistant
Jane Armstrong — 1998 — Lender
Vivian Helmick — 1998 — Loan Administrative Assistant
Carolyn Fackler — 2001 — Loan Administrative Assistant
Sarah Brook — 2004 — Loan Administrative Assistant
Jamie Peck — 2003 — Loan Collection Manager
Sue Trumbull — 2005 — Loan Receptionist
Joan Limpert — 2006 — Loan Administrative Assistant
Brian Martinko — 2006 — Lender
Operations:

Karen Westover — 1983 — Bookkeeper
Pamela Malcuit — 1989 — Bookkeeper
Donna Williams — 1990 — Bookkeeper
Lauren Harth — 1995 — Audit Assistant*
Tara Morgan — 1997 — Proof Operator
Bonnie Hofstetter — 1998 — Courier*
Lisa Sanborn — 2000 — Bookkeeper
Melody Askey — 2005 — Compliance Assistant
Marcia Dziczkowski — 2008 — Float Teller
David Harth — 2008 — Facility Maintenance
Linda Moore — 2008 — Float Teller
Carrie Reiter — 2008 — Courier*
Financial Services:
Thomas Hart — 2004 — Financial Consultant

*	denotes part time
Middlefield Banc Corp.     16

Officers
Thomas G. Caldwell — 1986
President and Chief Executive Officer
James R. Heslop, II — 1996
Executive Vice President
Chief Operating Officer
Teresa M. Hetrick — 1996
Senior Vice President
Operations/Administration
Jay P. Giles — 1998
Senior Vice President
Senior Lender
Donald L. Stacy — 1999
Senior Vice President
Chief Financial Officer
Dennis E. Linville — 2006
Senior Vice President
Area Executive
Kathleen M. Johnson — 1971
Vice President
Chief Accounting Officer
Joann Vance — 1986
Vice President
Human Resource Administrator
Christine A. Polzer — 1989
Vice President
Network Administrator
Jack L. Lester — 1990
Vice President
Compliance and Security Officer
Alfred F. Thompson, Jr. — 1996
Vice President
Loan Administration
Sharon R. Jarold — 2001
Vice President/Lending
Thomas Munson — 2003
Vice President/Lending
Karen Branham — 1983
Assistant Vice President
Bookkeeping Manager
Gail Neikirk — 1983
Assistant Vice President
Executive Secretary
Thomas R. Neikirk — 1994
Assistant Vice President
West Branch Manager
Marlin J. Moschell — 2000
Assistant Vice President
Orwell Lending Officer
Timothy McCreary — 2004
Assistant Vice President
Chardon Branch Manager
Matthew Bellin — 2006
Assistant Vice President
Commercial Lender
Kathy Vanek — 1998
Banking Officer
Cortland Branch Manager

2008 Annual Report     17

Main Office Walk up ATM 15985 East High Street, P.O. Box 35 Middlefield, Ohio 44062 888.801.1666 • 440.632.1666 • fax: 440.632.1700	Chardon Branch Drive up ATM 348 Center Street, P.O. Box 1078 Chardon, Ohio 44024 888.801.1666 • 440.286.1222 • fax: 440.286.1111

Garrettsville Branch Drive up ATM 8058 State Street Garrettsville, Ohio 44231 888.801.2121 • 330.527.2121 • fax: 330.527.4210	Newbury Branch Drive up ATM 11110 Kinsman Road, Suite 1, P.O. Box 208 Newbury, Ohio 44065 888.801.1666 • 440.564.7000 • fax: 440.564.7004
Middlefield Banc Corp.     18

Middlefield West Branch Drive up ATM 15545 West High Street, P.O. Box 35 Middlefield, Ohio 44062 888.801.1666 • 440.632.1666 • fax: 440.632.9781	Orwell Branch Drive up ATM 30 South Maple Street, P.O. Box 66 Orwell, Ohio 44076 888.801.1666 • 440.437.7200 • fax: 440.437.1111

Mantua Branch Walk up ATM 10519 Main Street, P.O. Box 648 Mantua, Ohio 44255 877.274.0881 • 330.274.0881 • fax: 330.274.0883	Cortland Branch Drive up ATM 3450 Niles-Cortland Road, P.O. Box 636 Cortland, Ohio 44410 888.801.1666 • 330.637.3208 • fax: 330.637.3207
2008 Annual Report     19

Middlefield Banc Corp.     20

Consolidated Financial Statements	22

Notes to Consolidated Financial Statements	26

Management’s Discussion and Analysis	54

Shareholder Information	70
2008 Annual Report     21

	December 31,
Consolidated Balance Sheet	2008	2007

ASSETS
Cash and due from banks	$9,795,248	$9,072,972
Federal funds sold	7,548,000	8,631,963
Interest-bearing deposits in other institutions	112,215	110,387

Cash and cash equivalents	17,455,463	17,815,322
Investment securities available for sale	104,270,366	85,967,764
Loans	321,575,293	309,445,922
Less allowance for loan losses	3,556,763	3,299,276

Net loans	318,018,530	306,146,646
Premises and equipment	8,448,915	7,044,685
Goodwill	4,558,687	4,371,206
Bank-owned life insurance	7,440,687	7,153,381
Accrued interest and other assets	7,654,287	5,774,052

TOTAL ASSETS	$467,846,935	$434,273,056

LIABILITIES
Deposits:
Noninterest-bearing demand	$42,357,154	$41,348,219
Interest-bearing demand	26,404,660	19,566,035
Money market	27,845,438	22,684,041
Savings	68,968,844	76,895,857
Time	229,243,506	202,423,848

Total deposits	394,819,602	362,918,000
Short-term borrowings	1,886,253	1,510,607
Other borrowings	33,903,019	32,395,319
Accrued interest and other liabilities	2,178,813	2,487,746

TOTAL LIABILITIES	$432,787,687	$399,311,672

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,725,381 and 1,701,546 shares issued	27,301,403	26,650,123
Retained earnings	14,786,353	13,746,956
Accumulated other comprehensive loss	(294,901)	(52,969)
Treasury stock, at cost; 189,530 shares in 2008 and 151,745 shares in 2007	(6,733,607)	(5,382,726)

TOTAL STOCKHOLDERS’ EQUITY	35,059,248	34,961,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,846,935	$434,273,056

See accompanying notes to consolidated financial statements.
Middlefield Banc Corp.     22

	Year Ended December 31,
Consolidated Statement of Income	2008	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$21,426,372	$21,063,258	$17,092,516
Interest-bearing deposits in other institutions	12,468	155,550	20,175
Federal funds sold	135,104	498,040	117,115
Investment securities:
Taxable	2,538,237	1,265,673	1,143,375
Tax-exempt	1,810,319	1,773,292	1,038,318
Other dividend income	115,313	116,121	83,051

TOTAL INTEREST AND DIVIDEND INCOME	26,037,813	24,871,934	19,494,550

INTEREST EXPENSE
Deposits	12,352,211	11,633,010	7,157,226
Short-term borrowings	46,084	92,720	167,475
Other borrowings	1,120,491	1,269,910	1,226,877
Junior subordinated debt	539,298	535,279	15,864

TOTAL INTEREST EXPENSE	14,058,084	13,530,919	8,567,442

NET INTEREST INCOME	11,979,729	11,341,015	10,927,108

Provision for loan losses	608,000	429,391	60,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,371,729	10,911,624	10,867,108

NONINTEREST INCOME
Service charges on deposit accounts	1,888,059	1,954,992	1,800,173
Investment securities gains (losses), net	(344,049)	7,942	(5,868)
Earnings on bank-owned life insurance	287,305	280,638	239,761
Other income	395,191	389,020	393,389

TOTAL NONINTEREST INCOME	2,226,506	2,632,592	2,427,455

NONINTEREST EXPENSE
Salaries and employee benefits	4,911,671	4,458,075	3,675,120
Occupancy	885,904	745,935	507,250
Equipment	539,040	525,250	440,878
Data processing costs	803,230	699,185	634,707
Professional fees	586,873	422,991	333,932
Ohio state franchise tax	468,000	424,873	360,000
Advertising	372,988	316,112	331,644
Postage and freight	243,765	208,554	189,629
Other expense	1,784,882	1,571,675	1,465,213

TOTAL NONINTEREST EXPENSE	10,596,353	9,372,650	7,938,373

Income before income taxes	3,001,882	4,171,566	5,356,190
Income taxes	387,003	796,223	1,471,943

NET INCOME	$2,614,879	$3,375,343	$3,884,247

EARNINGS PER SHARE
Basic	$1.72	$2.17	$2.61
Diluted	1.69	2.14	2.57
See accompanying notes to consolidated financial statements.
2008 Annual Report     23

				Accumulated
				Other		Total
Consolidated Statement of	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
Changes in Stockholders’ Equity	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Income (Loss)
Balance, December 31, 2005	$1,434,987	$15,976,335	$14,959,891	$(677,088)	$(2,969,773)	$27,289,365

Net income			3,884,247			3,884,247	$3,884,247
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $80,416				156,101		156,101	156,101

Comprehensive income							$4,040,348

Exercise of stock options	2,439	62,115				62,115
Purchase of treasury stock					(238,534)	(238,534)
Common stock issued	7,420	305,711				305,711
Five percent stock dividend (including cash paid for fractional shares)	67,284	2,842,749	(2,859,600)			(16,851)
Dividend reinvestment plan	7,757	320,347				320,347
Cash dividends ($.87 per share)			(1,298,567)			(1,298,567)

Balance, December 31, 2006	1,519,887	19,507,257	14,685,971	(520,987)	(3,208,307)	30,463,934

Net income			3,375,343			3,375,343	$3,375,343
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $241,100				468,018		468,018	468,018

Comprehensive income							$3,843,361

Exercise of stock options	538	14,182				14,182
Expense related to stock options		26,435	12,695			39,130
Purchase of treasury stock (56,665 shares)					(2,174,419)	(2,174,419)
Common stock issued as a result of the acquisition of Emerald Bank	92,447	3,662,750				3,662,750
Common stock issued	5,735	221,360				221,360
Five percent stock dividend (including cash paid for fractional shares)	73,547	2,857,301	(2,873,346)			(16,045)
Dividend reinvestment plan	9,392	360,838				360,838
Cash dividends ($.94 per share)			(1,453,707)			(1,453,707)

Balance, December 31, 2007	1,701,546	26,650,123	13,746,956	(52,969)	(5,382,726)	34,961,384

Net income			2,614,879			2,614,879	$2,614,879
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $124,632				(241,932)		(241,932)	(241,932)

Comprehensive income							$2,372,947

Exercise of stock options	992	19,642				19,642
Expense related to stock options		15,048				15,048
Purchase of treasury stock (37,785 shares)					(1,350,881)	(1,350,881)
Common stock issued	6,888	194,514				194,514
Dividend reinvestment plan	15,955	422,076				422,076
Cash dividends ($1.03 per share)			(1,575,482)			(1,575,482)

Balance, December 31, 2008	$1,725,381	$27,301,403	$14,786,353	$(294,901)	$(6,733,607)	$35,059,248

	2008	2007	2006
Components of comprehensive income (loss):
Change in net unrealized gain (loss) on investments available for sale	$(469,004)	$472,771	$152,228
Realized losses (gains) included in net income, net of taxes of $116,977, $2,448, and $1,995	227,072	(4,753)	3,873

TOTAL	$(241,932)	$468,018	$156,101

See accompanying notes to consolidated financial statements.
Middlefield Banc Corp.     24

	Year Ended December 31,
Consolidated Statement of Cash Flows	2008	2007	2006

OPERATING ACTIVITIES
Net income	$2,614,879	$3,375,343	$3,884,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	608,000	429,391	60,000
Depreciation and amortization	645,186	597,741	578,592
Amortization of premium and discount on investment securities	182,656	226,766	233,044
Amortization of net deferred loan fees	(143,673)	(65,763)	(78,577)
Investment securities (gains) losses, net	344,049	(7,942)	5,868
Earnings on bank-owned life insurance	(287,305)	(280,638)	(239,761)
Deferred income taxes	(269,947)	97,308	(58,058)
Compensation expense on stock options	15,048	26,435	—
Increase in accrued interest receivable	94,061	(292,056)	(87,907)
Decrease (increase) in accrued interest payable	(210,461)	540,144	350,939
Other, net	(395,623)	(352,696)	(142,067)

Net cash provided by operating activities	3,196,870	4,294,033	4,506,320

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	16,912,691	10,583,584	11,109,971
Purchases	(39,061,652)	(32,990,009)	(16,932,389)
Proceeds from sales	2,953,089	—	658,976
Investment securities held to maturity:
Proceeds from repayments and maturities	—	—	95,643
Proceeds from sale of securities	—	102,942	—
Increase in loans, net	(13,388,057)	(20,959,699)	(15,109,371)
Acquisition of subsidiary bank	—	(1,828,301)	—
Purchase of Federal Home Loan Bank stock	(142,100)	(91,100)	(93,000)
Purchase of bank-owned life insurance	—	—	(1,000,000)
Purchase of premises and equipment	(1,407,631)	(570,065)	(585,837)
Proceeds from the sale of other real estate owned	—	61,229	—
Deposit acquisition premium	—	(2,124,212)	—

Net cash used for investing activities	$(34,133,660)	$(47,815,631)	$(21,856,007)

FINANCING ACTIVITIES
Net increase in deposits	$25,804,674	$38,528,910	$21,600,553
Increase (decrease) in short-term borrowings, net	375,645	(99,131)	(5,101,176)
Proceeds from other borrowings	13,500,000	2,000,000	16,248,000
Repayment of other borrowings	(11,992,300)	(8,967,419)	(6,713,473)
Purchase of treasury stock	(1,350,881)	(2,174,419)	(238,534)
Exercise of stock options	19,642	14,182	62,115
Common stock issued	—	221,360	305,711
Proceeds from dividend reinvestment plan	616,590	360,838	320,347
Tax effect of stock options	—	12,695	—
Cash dividends	(1,575,482)	(1,469,752)	(1,315,418)
Net cash received from deposit acquisition	5,179,043	19,270,054	—

Net cash provided by financing activities	30,576,931	47,697,318	25,168,125

Increase (decrease) in cash and cash equivalents	(359,859)	4,175,720	7,818,438

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,815,322	13,639,602	5,821,164

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,455,463	$17,815,322	$13,639,602

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$14,268,548	$12,910,196	$8,216,503
Income taxes	600,000	850,000	1,498,363

SUMMARY OF BUSINESS ACQUISITION
Fair value of tangible assets acquired	$—	$42,657,925	$—
Fair value of core deposit intangible acquired	—	103,781	—
Fair value of liabilities assumed	—	(38,408,610)	—
Stock issued for the purchase of acquired company’s common stock	—	(3,662,750)	—
Cash paid in the acquisition	—	(3,887,110)	—
Deferred tax asset	—	889,361	—

Goodwill recognized	$—	$(2,307,403)	$—

See accompanying notes to consolidated financial statements.
2008 Annual Report     25

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:
Nature of Operations and Basis of Presentation
Middlefield Banc Corp. (the “Company”) is an Ohio corporation organized to become the holding company of The Middlefield Banking Company (“MBC”). MBC is a state-chartered bank located in Ohio. On April 19, 2007, Middlefield Banc Corp. acquired Emerald Bank (“EB”), an Ohio-chartered savings bank headquartered in Dublin, Ohio. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services, which includes interest earnings on residential real estate, commercial mortgage, commercial and consumer financings as well as interest earnings on investment securities and deposit services to its customers through ten locations. The Company is supervised by the Board of Governors of the Federal Reserve System, while MBC and EB are subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions.
The consolidated financial statements of the Company include its wholly owned subsidiaries, MBC and EB (the “Banks”). Significant intercompany items have been eliminated in preparing the consolidated financial statements.
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.
Investment Securities
Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.
Common stock of the Federal Home Loan Bank (“FHLB”) represents ownership in an institution that is wholly owned by other financial institutions. This equity security is accounted for at cost and classified with other assets.
Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.
Middlefield Banc Corp.     26

Loans
Loans are reported at their principal amount net of the allowance for loan losses. Interest income is recognized as income when earned on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful. Interest received on non-accrual loans is recorded as income or applied against principal according to management’s judgment as to the collectibility of such principal.
Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. Management is amortizing these amounts over the contractual life of the related loans.
Allowance for Loan Losses
The allowance for loan losses represents the amount which management estimates is adequate to provide for probable loan losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.
A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued, at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a non-accrual loan, in which case the portion of the payment related to interest is recognized as income.
Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.
Premises and Equipment
Premises and equipment are stated at cost net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years for furniture, fixtures, and equipment and 3 to 40 years for buildings and leasehold improvements. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.
2008 Annual Report     27

Goodwill
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill based on the fair value of the reporting unit determined by estimating the expected present value of future cash flows.
Intangible Assets
Intangible assets include core deposit intangibles, which are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized to expense over a 10 year life on a straight-line basis. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.
Bank-Owned Life Insurance (BOLI)
The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the consolidated balance sheet and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Earnings Per Share
The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share are calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.
Stock-Based Compensation
The Company accounts for stock compensation based on the grant date fair value of all share-based payment awards that are expected to vest, including employee share options to be recognized as employee compensation expense over the requisite service period.
The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as financing cash flows. Excess tax benefits of $12,695 have been classified as a financing cash inflow for the year ended December 31, 2007, in the Consolidated Statement of Cash Flows. There were no excess tax benefits recognized in 2008 and 2006.
Middlefield Banc Corp.     28

For purposes of computing results, the Company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Expected	Risk-Free	Expected	Expected Life
Grant Year	Dividend Yield	Interest Rate	Volatility	(in years)
2006	2.27	4.67	7.18	9.94
2007	2.53	3.70 – 4.80	4.09	9.94
2008	8.54	3.53 – 3.73	33.29	9.94
During the years ended December 31, 2008 and 2007, the Company recorded $15,048 and $26,435 of compensation cost related to unvested share-based compensation awards granted in 2007 and 2006, respectively. As of December 31, 2008, there was approximately $66,981 of unrecognized compensation cost related to unvested share-based compensation awards granted in 2008 that is expected to be recognized in 2009.
The weighted-average fair value of each stock option granted for 2008, 2007, and 2006, was $2.70, $3.35, and $7.19, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $5,486, $2,717, and $16,219, respectively.
Cash Flow Information
The Company has defined cash and cash equivalents as those amounts included in the Consolidated Balance Sheet captions as “Cash and due from banks,” “Federal funds sold,” and “Interest-bearing deposits with other institutions” with original maturities of less than 90 days.
Advertising Costs
Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $372,988, $316,112, and $331,644, for 2008, 2007, and 2006, respectively.
Reclassification of Comparative Amounts
Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.
Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
2008 Annual Report     29

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
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
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In February 2008, the FASB Staff Position (FSP) issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately, and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
Middlefield Banc Corp.     30

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.
In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform to the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.
In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.
2.	MERGERS AND ACQUISITIONS
On November 15, 2006, Middlefield Banc Corp. entered into an Agreement and Plan of Merger for the acquisition of Emerald Bank, an Ohio-chartered savings bank headquartered in Dublin, Ohio. Middlefield Banc Corp. organized an interim bank subsidiary under Ohio commercial bank law to carry out the merger with Emerald Bank. The Agreement and Plan of Merger was amended on January 3, 2007 to make the new interim bank subsidiary, known as EB Interim Bank, a party to the agreement. At the effective time of the merger Emerald Bank merged into the new interim subsidiary, which is the surviving corporation and which operates under the name Emerald Bank as a wholly owned commercial bank subsidiary of Middlefield Banc Corp. The purchase price for Emerald Bank totaled $7,326,890 with one half of the merger consideration payable in cash and the other half in shares of Middlefield Banc Corp. common stock. The merger was approved by both bank regulators and Emerald Bank stockholders. The transaction was completed on April 19, 2007. Emerald Bank operates as a separate banking subsidiary of Middlefield Banc Corp. under the Emerald Bank name, employing a commercial bank charter.
2008 Annual Report     31

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2007.

	Twelve Months Ended December 31,
	2008	2007
Interest income	$26,037,813	$25,712,096
Interest expense	14,058,084	14,041,702

Net interest income	11,979,729	11,670,394
Provision for loan losses	608,000	475,493

Net interest income after provisions for loan losses	11,371,729	11,194,901
Noninterest income	2,226,506	2,659,299
Noninterest expense	10,596,353	10,385,875

Income before income taxes	3,001,882	3,468,325
Provisions for income taxes	387,003	639,923

Net income including restructuring charges	2,614,879	2,828,402

Restructuring charges of $418,848, net of tax benefit of $142,408	—	276,440
Net income excluding restructuring charges	$2,614,879	$3,104,842

Net loss per share including restructuring charges
Basic	$1.72	$1.82
Diluted	$1.69	$1.79

Net income per share excluding restructuring charges
Basic	$1.72	$2.00
Diluted	$1.69	$1.97
Merger and restructuring charges are recorded in unaudited pro forma condensed combined financial information, and include incremental costs to integrate Emerald Bank with the Company’s operations. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. These one-time charges, as shown in the table above, were expensed as incurred at Emerald Bank prior to the acquisition.

Twelve Months Ended December 31,
2007
Compensation and benefits	$40,092
Professional fees	221,389
Accleleration of contracts	157,367

Total	$418,848

On November 9, 2008, EB completed its acquisition of certain deposit liabilities attributable to a third-party financial institution’s branch office located in Westerville, Ohio. The acquisition included management personnel, certain other assets, and retail deposits of approximately $5.9 million. EB recorded goodwill and core deposit intangible of approximately $354,995.
On August 1, 2007, MBC completed its acquisition of certain deposit liabilities attributable to a third-party financial institution’s branch office located in Middlefield, Ohio. The acquisition included management personnel and retail deposits of approximately $21 million. MBC recorded goodwill and core deposit intangible of approximately $2.1 million.
Middlefield Banc Corp.     32

3.	EARNINGS PER SHARE
There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	2008	2007	2006

Weighted-average common shares outstanding	1,710,861	1,666,265	1,586,463

Average treasury stock shares	(177,888)	(110,667)	(92,809)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	1,532,973	1,555,598	1,493,654

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	13,440	21,649	22,999

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	1,546,413	1,577,247	1,516,653
Options to purchase 40,307 shares of common stock at prices ranging from $30.45 to $40.24 were outstanding during the year ended December 31, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price as of December 31, 2008. Options to purchase 25,897 shares of common stock at prices ranging from $36.73 to $40.24 were outstanding during the year ended December 31, 2007, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price as of December 31, 2007. For the year ended December 31, 2006, there were no anti-dilutive options outstanding.
4.	STOCK DIVIDEND
The Board of Directors approved a 5 percent stock dividend to stockholders of record as of December 1, 2007, payable December 15, 2007. As a result of the dividend, 73,547 additional shares of the Company’s common stock were issued, common stock was increased by $2,857,301, and retained earnings decreased by $2,873,346.
The Board of Directors approved a 5 percent stock dividend to stockholders of record as of December 1, 2006, payable December 15, 2006. As a result of the dividend, 67,284 additional shares of the Company’s common stock were issued, common stock was increased by $2,842,749, and retained earnings decreased by $2,859,600.
Fractional shares paid were paid in cash. All average shares outstanding and all per share amounts included in the financial statements are based on the increased number of shares after giving retroactive effects to the stock dividend.
2008 Annual Report     33

5.	INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

U.S. government agency securities	$4,376,650	$126,912	$—	$4,503,562
Obligations of states and political subdivisions:
Taxable	499,528	—	(3,278)	496,250
Tax-exempt	44,328,318	405,958	(1,050,244)	43,684,032
Mortgage-backed securities	54,568,407	1,042,038	(1,046,085)	54,564,360

Total debt securities	103,772,903	1,574,908	(2,099,607)	103,248,204
Equity securities	944,283	141,079	(63,200)	1,022,162

Total	$104,717,186	$1,715,987	$(2,162,807)	$104,270,366

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

U.S. government agency securities	$7,872,500	$55,058	$(422)	$7,927,136
Obligations of states and political subdivisions:
Taxable	749,234	—	(6,845)	742,389
Tax-exempt	47,262,680	188,253	(522,389)	46,928,544
Mortgage-backed securities	29,219,323	161,252	(334,940)	29,045,635

Total debt securities	85,103,737	404,563	(864,596)	84,643,704
Equity securities	944,283	396,477	(16,700)	1,324,060

Total	$86,048,020	$801,040	$(881,296)	$85,967,764

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,243,594	$1,257,988
Due after one year through five years	5,638,739	5,740,175
Due after five years through ten years	12,764,409	12,884,932
Due after ten years	84,126,161	83,365,109

Total	$103,772,903	$103,248,204

Investment securities with approximate carrying values of $26,102,154 and $23,974,806 at December 31, 2008 and 2007, respectively, were pledged to secure deposits and other purposes as required by law.
Proceeds from sales of investment securities available for sale were $2,953,089 during 2008. Gross gains and gross losses realized were $34,509 and $2,109, respectively, during 2008. Proceeds from sales of investment securities available for sale and gross losses realized were $658,976 and $5,868, respectively, during 2006. There were no sales of investment securities available for sale during 2007.
Middlefield Banc Corp.     34

Proceeds from the sale of investment securities held to maturity and gross gains realized were $102,942 and $7,942, respectively, during 2007. The Company transferred investment securities held to maturity with a carrying amount of $19,899 and fair value of $20,641 to investment securities available for sale during 2007. The Company no longer maintains a held-to-maturity portfolio.
The Company’s investment in two private-label collateralized mortgage obligations aggregating $1.4 million were impaired as a result of the Company’s determination that declines in their fair market value were other than temporary. As a result of this determination, the Company recognized a $376,449 before tax, non-cash charge, which was recorded as a reduction to noninterest income.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2008	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$17,777,295	$(561,005)	$7,820,417	$(492,517)	$25,597,712	$(1,053,522)
Mortgage-backed securities	16,107,618	(966,793)	5,062,619	(79,292)	21,170,237	(1,046,085)
Equity securities	221,500	(28,500)	11,250	(34,700)	232,750	(63,200)

Total	$34,106,413	$(1,556,298)	$12,894,286	$(606,509)	$47,000,699	$(2,162,807)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2007	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$—	$—	$498,930	$(422)	$498,930	$(422)
Obligations of states and political subdivisions	12,102,406	(223,753)	19,818,047	(305,481)	31,920,453	(529,234)
Mortgage-backed securities	4,753,699	(42,409)	12,503,364	(292,331)	17,257,063	(334,940)
Equity securities	—	—	29,250	(16,700)	29,250	(16,700)

Total	$16,856,105	$(266,362)	$32,849,591	$(614,934)	$49,705,696	$(881,296)

There are 124 securities that are considered temporarily impaired at December 31, 2008. The Company reviews its position quarterly and has asserted that at December 31, 2008, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery. The Company has concluded that these unrealized losses are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.
2008 Annual Report     35

6.	LOANS
Major classifications of loans are summarized as follows:

	2008	2007

Commercial and industrial	$66,523,227	$67,009,564
Real estate – construction	7,964,892	6,704,054
Real estate – mortgage:
Residential	199,354,277	193,514,047
Commercial	42,789,470	36,818,070
Consumer installment	4,943,427	5,400,187

	321,575,293	309,445,922
Less allowance for loan losses	3,556,763	3,299,276

Net loans	$318,018,530	$306,146,646

The Company’s primary business activity is with customers located within its local trade area, eastern Geauga County, and contiguous counties to the north, east, and south. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio at December 31, 2008 and 2007, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.
Nonperforming loans consist of commercial and consumer loans which are on a non-accrual basis and loans contractually past due 90 days or more but are not on non-accrual status because they are well secured or in the process of collection.
Information regarding nonperforming loans at December 31 is as follows:

	2008	2007

90 days or more past due and accruing interest	$2,226,632	$1,917,480
Non-accrual loans (inclusive of impaired loans)	6,254,748	3,744,451

Total nonperforming loans	$8,481,380	$5,661,931

Information regarding impaired loans at December 31 is as follows:

	2008	2007

Impaired loans without a related allowance for loan loss	$—	$—
Impaired loans with a related allowance for loan loss	2,661,300	2,481,272
Related allowance for loan loss	439,340	348,006
Average recorded investment in impaired loans	1,886,661	1,117,297
Interest income recognized	13,078	126,305
Middlefield Banc Corp.     36

7.	ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2008	2007	2006

Balance, January 1	$3,299,276	$2,848,887	$2,841,098
Add:
Additions from acquisitions	—	436,063	—
Provisions charged to operations	608,000	429,391	60,000
Recoveries	64,353	13,839	28,663
Less loans charged off	414,866	428,904	80,874

Balance, December 31	$3,556,763	$3,299,276	$2,848,887

8.	PREMISES AND EQUIPMENT
Major classifications of premises and equipment are summarized as follows:

	2008	2007

Land and land improvements	$1,896,376	$1,537,930
Building and leasehold improvements	8,858,066	7,620,924
Furniture, fixtures, and equipment	4,111,853	3,801,814

	14,866,295	12,960,668
Less accumulated depreciation and amortization	6,417,380	5,915,983

Total	$8,448,915	$7,044,685

Depreciation charged to operations was $518,296 in 2008, $504,058 in 2007, and $468,148 in 2006.
9.	GOODWILL AND INTANGIBLE ASSETS
Goodwill totaled $4,558,687 at December 31, 2008 and $4,371,206 at December 31, 2007. During 2008, the Company recorded goodwill totaling $187,481 in connection with the acquisition of a third-party financial institution’s branch office. In 2007, the Company recorded goodwill totaling $2,339,403 in connection with the acquisition of Emerald Bank, and the Company recorded goodwill totaling $2,031,803 in connection with the acquisition of a third-party financial institution’s branch office.
The Company recorded core deposit intangibles in 2008 of $109,300 in connection with the acquisitions of a third-party financial institution’s branch office.
The Company recorded core deposit intangibles in 2007 of $103,781 and $182,100 in connection with the acquisitions of Emerald Bank and a third-party financial institution’s branch office, respectively.
2008 Annual Report     37

Core deposit intangible assets are amortized on a straight-line basis over their estimated lives of ten years. Amortization expense totaled $30,409 in 2008 and $11,913 in 2007. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2008 is as follows:

2009	$39,518
2010	39,518
2011	39,518
2012	39,518
2013	39,518
Thereafter	155,269

Balance, December 31	$352,859

10.	OTHER ASSETS
The components of other assets are as follows:

	2008	2007

FHLB stock	$1,873,100	$1,731,000
Accrued interest on investment securities	528,067	475,043
Accrued interest on loans	918,306	1,065,391
Deferred tax asset, net	1,767,873	1,398,408
Other	2,566,941	1,104,210

Total	$7,654,287	$5,774,052

11.	DEPOSITS
Time deposits at December 31, 2008, mature $159,240,534, $33,596,734, $11,213,508, $6,212,959, and $18,979,771 during 2009, 2010, 2011, 2012, and 2013, respectively.
The aggregate of all time deposit accounts of $100,000 or more amounted to $69,663,278 and $51,016,057 at December 31, 2008 and 2007, respectively.
Maturities on time deposits of $100,000 or more at December 31, 2008, are as follows:

Within three months	$11,084,068
Beyond three but within six months	15,137,052
Beyond six but within twelve months	18,782,587
Beyond one year	24,659,571

Total	$69,663,278

Middlefield Banc Corp.     38

12.	SHORT-TERM BORROWINGS
The outstanding balances and related information of short-term borrowings, which includes securities sold under agreements to repurchase and federal funds purchased, are summarized as follows:

	2008	2007	2006

Balance at year-end	$1,886,253	$1,510,607	$1,609,738
Average balance outstanding	2,967,069	2,383,902	3,281,340
Maximum month-end balance	6,057,893	5,768,057	8,245,406
Weighted-average rate at year-end	1.10%	2.96%	4.35%
Weighted-average rate during the year	1.55%	3.89%	5.10%
Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.
The Company maintains a $4,000,000 line of credit at an adjustable rate, currently 3.0 percent, from Lorain National Bank. At December 31, 2008 and December 31, 2007, there were no outstanding borrowings under this line.
13.	OTHER BORROWINGS
Other borrowings consist of advances from the FHLB as follows:

			Weighted-	Stated interest
	Maturity range		average	rate range
Description	from	to	interest rate	from	to	2008	2007
Fixed rate	02/13/09	12/27/10	4.25%	2.61%	5.07%	$4,250,000	$5,250,000
Fixed rate amortizing	05/18/09	09/04/28	4.00	2.70	5.51	17,405,019	8,897,319
Convertible	07/28/10	10/09/12	5.30	4.14	6.45	4,000,000	10,000,000
Junior subordinated debt	12/21/37	12/21/37	6.58	6.58	6.58	8,248,000	8,248,000

						$33,903,019	$32,395,319

The scheduled maturities of advances outstanding, as of December 31, 2008, are as follows:

		Weighted-
Year Ending December 31,	Amount	Average Rate
2009	$7,682,102	4.13%
2010	6,320,897	4.85
2011	2,378,922	3.92
2012	3,819,871	4.04
2013	1,393,211	3.96
Beyond 2013	12,308,016	5.73

	$33,903,019	4.81%

2008 Annual Report     39

The Bank entered into a ten-year “Convertible Select” fixed commitment advance arrangement with the FHLB. Rates may be reset at the FHLB’s discretion on a quarterly basis based on the three-month LIBOR rate. At each rate change, the Bank may exercise a put option and satisfy the obligation without penalty.
Fixed rate amortizing advances from the FHLB require monthly principal and interest payments and an annual 20 percent paydown of outstanding principal. Monthly principal and interest payments are adjusted after each 20 percent paydown. Under terms of a blanket agreement, collateral for the FHLB borrowings are secured by certain qualifying assets of the Bank, which consist principally of first mortgage loans. Under this credit arrangement, the Bank has a remaining borrowing capacity of approximately $78 million at December 31, 2008.
In December 2006, the Company formed a special purpose entity (“Entity”) to issue $8,000,000 of floating rate, obligated mandatorily redeemable securities and $248,000 in common securities as part of a pooled offering. The rate is fixed through January 2012 at 6.58 percent and floats quarterly thereafter, equal to LIBOR plus 1.67 percent. The Entity may redeem them, in whole or in part, at face value after January 30, 2012. The Company borrowed the proceeds of the issuance from the Entity in December 2006 in the form of an $8,248,000 note payable, which is included in the liabilities section of the Company’s Consolidated Balance Sheet. Debt issue costs of $248,000 have been capitalized and are being amortized through the first call date.
14.	OTHER LIABILITIES
The components of other liabilities are as follows:

	2008	2007

Accrued interest payable	$1,299,114	$1,509,575
Other	879,699	978,171

Total	$2,178,813	$2,487,746

15.	INCOME TAXES
The provision for federal income taxes consists of:

	2008	2007	2006

Current payable	$656,950	$698,915	$1,530,001
Deferred	(269,947)	97,308	(58,058)

Total provision	$387,003	$796,223	$1,471,943

Middlefield Banc Corp.     40

The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$1,114,868	$1,008,069
Net unrealized loss on securities	151,919	27,287
Supplemental retirement plan	134,121	123,339
Origination costs	7,811	25,115
Alternative minimum tax credits	65,637	—
Investment security basis adjustment	127,993	—
Intangibles	45,295	—
Net operating losses	502,676	606,806

Gross deferred tax assets	2,150,320	1,790,616

Deferred tax liabilities:
Deferred origination fees, net	29,523	55,637
Premises and equipment	83,425	113,170
Other	269,499	223,400

Gross deferred tax liabilities	382,447	392,207

Net deferred tax assets	$1,767,873	$1,398,409

No valuation allowance was established at December 31, 2008 and 2007, in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.
The reconciliation between the federal statutory rate and the Company’s effective consolidated income tax rate is as follows:

	2008		2007		2006
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Provision at statutory rate	$1,020,640	34.0%	$1,418,332	34.0%	$1,821,105	34.0%
Tax-free income	(713,193)	(23.8)	(702,123)	(16.8)	(437,874)	(8.2)
Nondeductible interest expense	96,250	3.2	102,830	2.5	54,673	1.0
Other	(16,694)	(0.7)	(22,816)	(0.6)	34,039	0.6

Actual tax expense and effective rate	$387,003	12.7%	$796,223	19.1%	$1,471,943	27.4%

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.
2008 Annual Report     41

16.	EMPLOYEE BENEFITS
Retirement Plan
The Banks maintain section 401(k) employee savings and investment plans for all full-time employees and officers of the Banks with more than one year of service. The Banks’ contributions to the plans are based on 50 percent matching of voluntary contributions up to 6 percent of compensation. An eligible employee can contribute up to 15 percent of salary. Employee contributions are vested at all times, and MBC contributions are fully vested after six years beginning at the second year in 20 percent increments. EB contributions are vested at 25 percent for less than a year of employment, 50 percent after one year, 75 percent after two years, and fully vested after three years. Contributions for 2008, 2007, and 2006 to these plans amounted to $95,752, $79,959, and $71,516, respectively.
Supplemental Retirement Plan
MBC maintains a Directors’ Retirement Plan to provide postretirement payments over a ten-year period to members of the Board of Directors who have completed five or more years of service. The plan requires payment of 25 percent of the final average annual board fees paid to a director in the three years preceding the director’s retirement.
The following table illustrates the components of the net periodic pension cost for the Directors’ Retirement Plan for the years ended December 31:

	2008	2007	2006

Components of net periodic pension costs
Service cost	$12,656	$11,991	$9,510
Interest cost	12,813	12,189	9,791

Net periodic pension cost	$25,469	$24,180	$19,301

Executive Deferred Compensation Plan
During 2006, MBC implemented an Executive Deferred Compensation Plan (the “Plan”) to provide post-retirement payments to members of senior management. The Plan agreements are noncontributory, defined contribution arrangements that provide supplemental retirement income benefits to three officers, with contributions made solely by MBC. During 2008 and 2007, MBC contributed $26,145 and $49,932 to the Plan, respectively. There were no contributions made to the Plan in 2006.
Stock Option and Restricted Stock Plan
The Company maintains a stock option and restricted stock plan (“the Plan”) for granting incentive stock options, nonqualified stock options, and restricted stock for key officers and employees and nonemployee directors of the Company. A total of 160,000 shares of authorized and unissued or issued common stock are reserved for issuance under the Plan, which expires ten years from the date of stockholder ratification. The per share exercise price of an option granted will not be less than the fair value of a share of common stock on the date the option is granted. No option shall become exercisable earlier than one year from the date the Plan was approved by the stockholders.
Middlefield Banc Corp.     42

The following table presents share data related to the outstanding options:

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	2008	Price	2007	Price
Outstanding, January 1	88,211	$28.04	77,287	$26.23
Granted	24,837	23.71	14,840	37.27
Exercised	(992)	19.80	(565)	25.10
Forfeited	(1,591)	23.48	(3,351)	22.11

Outstanding, December 31	110,465	$27.21	88,211	$28.04

Exercisable at year-end	85,628	28.22	83,724	27.86

The following table summarizes the characteristics of stock options at December 31, 2008:

		Outstanding			Exercisable
			Contractual	Average		Average
	Exercise		Average	Exercise		Exercise
Grant Date	Price	Shares	Life	Price	Shares	Price
June 14, 1999	$23.70	2,074	0.45	$23.70	2,074	$23.70
November 23, 1999	23.13	2,934	0.90	23.13	2,934	23.13
December 11, 2000	17.90	10,274	1.95	17.90	10,274	17.90
December 9, 2002	22.33	9,552	3.94	22.33	9,552	22.33
December 8, 2003	24.29	20,917	4.94	24.29	20,917	24.29
May 12, 2004	27.35	907	5.33	27.35	907	27.35
December 13, 2004	30.45	13,073	5.95	30.45	13,073	30.45
December 14, 2005	36.73	8,595	6.95	36.73	8,595	36.73
December 10, 2006	40.24	3,675	7.95	40.24	3,675	40.24
April 19, 2007	37.33	9,140	8.31	37.33	9,140	37.73
May 16, 2007	37.48	1,337	8.41	37.48	1,337	37.48
December 10, 2007	37.00	3,150	8.95	37.00	3,150	37.00
January 2, 2008	36.25	1,337	9.12	36.25	—	—
November 10, 2008	23.00	23,500	9.95	23.00	—	—

		110,465			85,628

For the years ended December 31, 2008, 2007, and 2006, the Company granted 150 shares, 130 shares, and 90 shares, respectively, of common stock under the restricted stock plan. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date and as an addition to stockholders’ equity.
2008 Annual Report     43

17.	COMMITMENTS
In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments reflect the extent of involvement in particular types of financial instruments which were composed of the following:

	2008	2007

Commitments to extend credit	$56,648,649	$49,375,176
Standby letters of credit	1,357,173	466,647

Total	$58,005,822	$49,841,823

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
18.	REGULATORY RESTRICTIONS
Loans
Federal law prevents the Company from borrowing from the Banks unless the loans are secured by specific obligations. Further, such secured loans are limited in amount of 10 percent of the Banks’ common stock and capital surplus.
Dividends
MBC and EB are subject to dividend restrictions that generally limit the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, for MBC, the amount available for payment of dividends for 2009 approximates $2,731,000 plus 2009 profits retained up to the date of the dividend declaration. For EB, the amount available for payment of dividends for 2009 approximates $62,000 plus 2009 profits retained up to the date of the dividend declaration.
Middlefield Banc Corp.     44

19.	REGULATORY CAPITAL
Federal regulations require the Company and the Banks to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.
In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.
As of December 31, 2008 and 2007, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least 10 percent, 6 percent, and 5 percent, respectively.
The Company’s and its subsidiaries’ actual capital ratios are presented in the following table that shows that all regulatory capital requirements were met as of December 31, 2008.

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	December 31,		December 31,		December 31,
	2008		2008		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)

Actual	$42,281,067	13.57%	$32,793,489	12.30%	$7,472,699	16.73%
For Capital Adequacy Purposes	24,931,715	8.00	21,324,640	8.00	3,572,686	8.00
To Be Well Capitalized	31,164,644	10.00	26,655,800	10.00	4,465,857	10.00

Tier I Capital (to Risk-Weighted Assets)

Actual	$38,689,258	12.41%	$29,956,378	11.24%	$6,912,474	15.48%
For Capital Adequacy Purposes	12,465,858	4.00	10,662,320	4.00	1,786,343	4.00
To Be Well Capitalized	18,698,787	6.00	15,993,480	6.00	2,679,514	6.00

Tier I Capital (to Average Assets)

Actual	$38,689,258	8.66%	$29,956,378	7.69%	$6,912,474	12.91%
For Capital Adequacy Purposes	17,860,169	4.00	15,578,777	4.00	2,142,047	4.00
To Be Well Capitalized	22,325,211	5.00	19,473,471	5.00	2,677,558	5.00
2008 Annual Report     45

The Company’s and its subsidiaries’ actual capital ratios are presented in the following table that shows that all regulatory capital requirements were met as of December 31, 2007.

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	December 31,		December 31,		December 31,
	2007		2007		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)

Actual	$42,664,943	14.56%	$32,028,171	12.67%	$7,777,400	19.50%
For Capital Adequacy Purposes	23,441,926	8.00	20,230,160	8.00	3,190,160	8.00
To Be Well Capitalized	29,302,408	10.00	25,287,700	10.00	3,987,700	10.00

Tier I Capital (to Risk-Weighted Assets)

Actual	$39,194,767	13.38%	$29,205,547	11.55%	$7,300,748	18.31%
For Capital Adequacy Purposes	11,720,963	4.00	10,115,080	4.00	1,595,080	4.00
To Be Well Capitalized	17,581,445	6.00	15,172,620	6.00	2,392,620	6.00

Tier I Capital (to Average Assets)

Actual	$39,194,767	9.23%	$29,205,547	7.82%	$7,300,748	14.38%
For Capital Adequacy Purposes	16,990,099	4.00	14,946,917	4.00	2,030,504	4.00
To Be Well Capitalized	21,237,623	5.00	18,683,646	5.00	2,538,130	5.00
20.	FAIR VALUE DISCLOSURE MEASUREMENTS
Effective January 1, 2008, the Company adopted FAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two- way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
Middlefield Banc Corp.     46

The following table presents the assets measured on a recurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment securities available for sale	$1,022,162	$96,568,054	$6,680,150	$104,270,366
Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The following table presents the changes in the Level III fair-value category for the year ended December 31, 2008.
The following represent fair value measurements using significant unobservable inputs (Level III):

Available-for-Sale
Securities

Balance, January 1, 2008,	$—
Total gains or losses (realized/unrealized)	—
Included in earnings	(376,449)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level III	7,056,599

Balance, December 31, 2008	$6,680,150

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(376,449)
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2008 are reported as investment securities gains (losses), net on the Consolidated Statement of Income.
At December 31, 2008, the Company changed its valuation technique for certain private-label collateralized mortgage obligations (“CMOs”). Previously, the Company relied on prices compiled by third-party vendors using observable market data (Level II) to determine the values of these securities. However, FAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions at December 31, 2008, the Company concluded the fair values obtained from third-party vendors reflected forced liquidation or distressed sales for these CMOs. Therefore, the Company estimated fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. The change in the valuation technique for these CMOs resulted in a transfer of $6,680,150 into Level III financial assets.
2008 Annual Report     47

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$1,194,594	$1,027,366	$2,221,960
21.	FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments at December 31 is as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$17,455,463	$17,455,463	$17,815,322	$17,815,322
Investment securities available for sale	104,270,366	104,270,366	85,967,764	85,967,764
Net loans	318,018,530	317,010,526	306,146,646	307,323,642
Bank-owned life insurance	7,440,687	7,440,687	7,153,381	7,153,381
Federal Home Loan Bank stock	1,873,100	1,873,100	1,731,000	1,731,000
Accrued interest receivable	1,446,373	1,446,373	1,540,434	1,540,434

Financial liabilities:
Deposits	$394,819,602	$399,946,594	$362,918,000	$364,271,994
Short-term borrowings	1,886,253	1,886,253	1,510,607	1,510,607
Other borrowings	33,903,019	35,771,019	32,395,319	32,262,319
Accrued interest payable	1,299,114	1,299,114	1,509,575	1,509,575
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
If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. Since many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.
Middlefield Banc Corp.     48

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
The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:
Cash and Cash Equivalents, Federal Home Loan Bank Stock, Accrued Interest Receivable, Accrued Interest Payable, and Short-Term Borrowings
The fair value is equal to the current carrying value.
Bank-Owned Life Insurance
The fair value is equal to the cash surrender value of the life insurance policies.
Investment Securities Available for Sale
The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Fair value for certain private-label collaterized mortgage obligations were determined utilizing discounted cash flow models, due to the absence of a current market to provide reliable market quotes for the instruments.
Loans
The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.
Deposits and Other Borrowed Funds
The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposits are valued at the amount payable on demand as of year-end.
Commitments to Extend Credit
These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.
2008 Annual Report     49

22.	PARENT COMPANY
Following are condensed financial statements for the Company.

	December 31,
CONDENSED BALANCE SHEET	2008	2007

ASSETS
Cash and due from banks	$695,025	$1,199,416
Interest-bearing deposits in other institutions	112,215	110,387
Investment securities available for sale	1,022,162	1,324,060
Other assets	248,000	420,175
Investment in subsidiary bank	41,435,443	40,452,190

TOTAL ASSETS	$43,512,845	$43,506,228

LIABILITIES
Junior subordinated debt	$8,248,000	$8,248,000
Other liabilities	205,597	296,844

STOCKHOLDERS’ EQUITY	35,059,248	34,961,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,512,845	$43,506,228

	Year Ended December 31,
CONDENSED STATEMENT OF INCOME	2008	2007	2006

INCOME
Dividends from subsidiary bank	$2,184,241	$2,018,050	$1,277,306
Interest income	10,029	154,199	19,931
Other	5,108	6,965	—

TOTAL INCOME	2,199,378	2,179,214	1,297,237

EXPENSES
Interest expense	539,298	535,280	18,387
Other	379,076	269,861	180,651

TOTAL INCOME	918,374	805,141	199,038

Income before income tax benefit	1,281,004	1,374,073	1,098,199
Income tax benefit	(322,991)	(218,952)	(60,644)

Income before equity in undistributed net income of subsidiary	1,603,995	1,593,025	1,158,843
Equity in undistributed net income of subsidiary	1,010,884	1,782,318	2,725,404

NET INCOME	$2,614,879	$3,375,343	$3,884,247

Middlefield Banc Corp.     50

	Year Ended December 31,
CONDENSED STATEMENT OF CASH FLOWS	2008	2007	2006

OPERATING ACTIVITIES
Net income	$2,614,879	$3,375,343	$3,884,247
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Middlefield Banking Company	(981,770)	(1,749,538)	(2,725,404)
Equity in undistributed net income of Emerald Bank	(29,114)	(32,780)	—
Compensation expense on stock options	15,048	26,435	—
Other	168,526	76,419	15,865

Net cash provided by operating activities	1,787,569	1,695,879	1,174,708

INVESTING ACTIVITIES
Deferred acquisition costs	—	—	(123,175)
Investment in unconsolidated subsidiary	—	—	(248,000)
Purchase of investment securities	—	(250,000)	(250,020)
Net assets of Emerald Bank acquired	—	(5,912,621)	—

Net cash used for investing activities	—	(6,162,621)	(621,195)

FINANCING ACTIVITIES
Issuance of trust-preferred securities	—	—	8,248,000
Purchase of treasury stock	(1,350,881)	(2,174,419)	(238,534)
Exercise of stock options	19,642	14,182	62,115
Proceeds from dividend reinvestment and purchase plan	616,589	582,198	626,058
Tax effect of stock options	—	12,695	—
Cash dividends	(1,575,482)	(1,469,752)	(1,315,418)

Net cash provided by (used for) financing activities	(2,290,132)	(3,035,096)	7,382,221

Increase (decrease) in cash	(502,563)	(7,501,838)	7,935,734

CASH AT BEGINNING OF YEAR	1,309,803	8,811,641	875,907

CASH AT END OF YEAR	$807,240	$1,309,803	$8,811,641

2008 Annual Report     51

23.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total interest income	$6,588,203	$6,512,636	$6,550,445	$6,386,529
Total interest expense	3,757,986	3,513,850	3,398,663	3,387,585

Net interest income	2,830,217	2,998,786	3,151,782	2,998,944
Provision for loan losses	75,000	95,000	187,000	251,000

Net interest income after provision for loan losses	2,755,217	2,903,786	2,964,782	2,747,944

Total noninterest income	637,451	637,217	680,247	271,591
Total noninterest expense	2,515,672	2,578,974	2,729,581	2,772,126

Income before income taxes	876,996	962,029	915,448	247,409
Income taxes	140,000	179,000	211,000	(132,997)

Net income	$736,996	$783,029	$704,448	$380,406

Per share data:
Net income
Basic	$0.48	$0.51	$0.46	$0.26
Diluted	0.47	0.51	0.46	0.25

Average shares outstanding
Basic	1,548,043	1,530,255	1,523,044	1,530,686
Diluted	1,568,380	1,548,607	1,525,373	1,532,597

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total interest income	$5,391,747	$6,235,712	$6,573,178	$6,671,297
Total interest expense	2,779,298	3,359,372	3,666,111	3,726,138

Net interest income	2,612,449	2,876,340	2,907,067	2,945,159
Provision for loan losses	45,000	69,391	60,000	255,000

Net interest income after provision for loan losses	2,567,449	2,806,949	2,847,067	2,690,159

Total noninterest income	621,628	648,243	653,810	708,911
Total noninterest expense	2,273,702	2,320,833	2,416,933	2,361,182

Income before income taxes	915,375	1,134,359	1,083,944	1,037,888
Income taxes	163,000	235,128	223,000	175,095

Net income	$752,375	$899,231	$860,944	$862,793

Per share data:
Net income Basic	$0.51	$0.57	$0.54	$0.55
Diluted	0.49	0.56	0.54	0.55

Average shares outstanding
Basic	1,497,417	1,578,583	1,585,225	1,561,771
Diluted	1,519,911	1,600,045	1,604,693	1,582,872
Middlefield Banc Corp.     52

Board of Directors and Stockholders
Middlefield Banc Corp.
We have audited the accompanying consolidated balance sheet of Middlefield Banc Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlefield Banc Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 20 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.
We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
S. R. Snodgrass, A.C.
Wexford, PA
March 9, 2009
2008 Annual Report     53

Overview
The consolidated review and analysis of Middlefield Banc Corp. (“Company”) is intended to assist the reader in evaluating the performance of the Company for the years ended December 31, 2008, 2007, and 2006. This information should be read in conjunction with the consolidated financial statements and accompanying notes to the financial statements.
The Company is an Ohio corporation organized to become the holding company of The Middlefield Banking Company (“MBC”). MBC is a state-chartered bank located in Ohio. On April 19, 2007, the Company acquired Emerald Bank (“EB”), an Ohio-chartered commercial bank headquartered in Dublin, Ohio. The Company and its two banking subsidiaries derive substantially all of their income from banking and bank-related services, which includes interest earnings on residential real estate, commercial mortgage, commercial and consumer financings as well as interest earnings on investment securities and deposit services to its customers through five locations. The Company is supervised by the Board of Governors of the Federal Reserve System, while the Banks are subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions. MBC and EB are members of the Federal Home Loan Bank (FHLB) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System.
This Management’s Discussion and Analysis section of the Annual Report contains forward-looking statements. Forward-looking statements are based upon a variety of estimates and assumptions. The estimates and assumptions involve judgments about a number of things, including future economic, competitive, and financial market conditions and future business decisions. These matters are inherently subject to significant business, economic, and competitive uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Although the Company believes its estimates and assumptions are reasonable, actual results could vary materially from those shown. Inclusion of forward-looking information does not constitute a representation by the Company or any other person that the indicated results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information.
These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results in these forward-looking statements.
Significant Financial Events in 2008
On November 9, 2008, EB completed its acquisition of certain deposit liabilities attributable to a third-party financial institution’s branch office located in Westerville, Ohio. The acquisition included management personnel and retail deposits of approximately $5.9 million. EB recorded goodwill and core deposit intangible of approximately $355,000.
Critical Accounting Policies
Allowance for loan losses
Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.
Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, which is affected by changing economic conditions and various external factors and which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged off and reduced by loans charged off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of “Notes to Consolidated Financial Statements” commencing on the previous pages of this Annual Report.
Middlefield Banc Corp.     54

The allowance for loan loss balance as of December 31, 2008 totaled $3.6 million representing a $258,000 increase from the end of 2007. For the year of 2008, the provision for credit losses was $608,000, which represented an increase from the $429,000 allocated during 2007. This level of provision during 2008 is reflective of the changing economic conditions adversely impacting the market areas served by the company’s affiliate banks, which have caused non-performing loans to increase. Asset quality is a high-priority in our overall business plan as it relates to long-term asset growth projections. During 2008, net charge offs declined by $65,000 compared to 2007. Two key ratios to monitor asset quality performance are net charge offs/average loans and the allowance for loan losses/non-performing loans. At year-end 2008, these ratios were .11% and 41.9% respectively compared to .15% and 58.3% in 2007.
Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the Consolidated Balance Sheets and noninterest income in the Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Banc Corp.’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statements of Income. The Company believes the price movements in these securities are dependent upon the movement in market interest rates. The Company’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.
Income Taxes
The Company estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Company conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year. The estimated income tax expense is recorded in the Consolidated Statements of Income.
Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in accrued taxes, interest, and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not.
Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest, and expenses in the Consolidated Balance Sheets. The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other information, and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities, and changes to statutory, judicial, and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Company.
2008 Annual Report     55

Changes in Financial Condition
General. The Company’s total assets increased $33.6 million or 7.7% to $467.9 million at December 31, 2008 from $434.3 million at December 31, 2007. This increase was composed of a net increase in investment securities of $18.3 million, net loans receivable of $11.9 million, and accrued interest and other assets of $1.9 million.
The increase in the Company’s total assets reflects a corresponding increase in total liabilities of $33.5 million or 8.4% to a total balance of $432.8 million at December 31, 2008 from $399.3 million at December 31, 2007. The Company also experienced an increase in total stockholders’ equity of $98,000 to a new balance of $35.1 million as of December 31, 2008 from $35.0 million at December 31, 2007.
The increase in total liabilities was primarily due to deposit growth for the year. Total deposits increased $31.9 million or 8.8% to $394.8 million at December 31, 2008 from $362.9 million at December 31, 2007. The net increase in total stockholders’ equity can be attributed to an increase in common stock and net income offset by an increase in treasury stock of $1.4 million.
Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits, and federal funds sold represent cash equivalents which decreased a combined $360,000 or 2.0% to $17.5 million at December 31, 2008 from $17.8 million at December 31, 2007. Deposits from customers into savings and checking accounts, loan and security repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed funds. The net decrease in 2008 can be attributed principally to a decline in Federal funds sold balances.
Securities. Management’s goal in structuring the portfolio is to maintain a prudent level of liquidity while providing an acceptable rate of return without sacrificing asset quality. Maturing securities have historically provided sufficient liquidity. The balance of total securities increased $18.3 million or 21.3% as compared to 2007, with the ratio of securities to total assets also increasing to 22.3% at December 31, 2008, compared to 19.8% at December 31, 2007. This trend of higher security investments was driven by an increase in mortgage-backed securities of $25.5 million or 87.9% as compared to year-end 2007. The growth in this segment of investments was the result of attractive yield opportunities and a desire to increase diversification within the Company’s securities portfolio. This growth was partially offset by a decline in government agency and obligations of state and political subdivisions securities of $3.4 million and $3.5 million from year-end 2007.
The Company continues to benefit from the advantages of mortgage-backed securities, which totaled $54.6 million or 52.3% of the Company’s total investment portfolio at December 31, 2008. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The weighted average federal tax equivalent (FTE) yield on securities at year-end 2008 was 5.48%, as compared to 5.28% at year-end 2007 and 4.72% at year-end 2006. While the Company’s focus is to generate interest revenue primarily through loan growth, management will continue to invest excess funds in securities when opportunities arise.
Substantially, all of our securities are valued based on quoted market prices. However, certain securities are less actively traded and do not always have quoted market prices. The determination of their fair value, therefore, requires judgment, as this determination may require benchmarking to similar instruments or analyzing default and recovery rates. Examples include certain collateralized mortgage and debt obligations and high-yield debt securities.
Middlefield Banc Corp.     56

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties and commercial loans to finance the business operations and, to a lesser extent, construction and consumer loans. Net loans receivable increased $11.9 million or 3.9% to $318.0 million at December 31, 2008 from $306.2 million at December 31, 2007. Included in this growth were increases in most loan types including residential, commercial, and construction real estate of $5.8, $6.0, and $1.3 million, respectively.
The product mix in the loan portfolio includes commercial loans comprising 20.7%, construction loans 2.5%, residential real estate loans 62.0%, commercial real estate loans 13.3%, and consumer loans 1.5% at December 31, 2008 compared with 21.7%, 2.2%, 62.5%, 11.9%, and 1.8%, respectively, at December 31, 2007.
Loans contributed 82.3% of total interest income in 2008 and 84.7% in 2007. The loan portfolio yield of 6.75% in 2008 was 35 basis points greater than the average yield for total interest earning assets. Management recognizes that while the loan portfolio holds some of the Company’s highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower’s future repayment capacity, the Company generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.
The Company will continue to monitor the relatively mild pace of its loan portfolio growth during 2009. The Company’s lending markets remain challenging and have impacted loan growth due to increased payoffs and a flat to declining level of loan originations during 2008. The Company anticipates total loan growth to be marginal, with volume to continue at a flat to moderate pace throughout 2009. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.
FHLB stock. FHLB stock increased $142,000 or 8.2% to $1.9 million at December 31, 2008 from $1.7 million at December 31, 2007, primarily as a result of increased asset size of both affiliates that is used to calculate the minimum stock requirement.
Goodwill. Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed annually for impairment and any such impairment is recognized in the period identified by a charge to earnings. In assessing goodwill for impairment, management estimates the fair value of the Company’s banking subsidiary to which the goodwill relates. To arrive at fair value estimates, management considers prices received upon sale of other banking institutions of similar size and with similar operating results. Purchase prices as a multiple of earnings, book value, tangible book value, and deposits are considered and applied to the Company’s banking subsidiary.
The process of evaluating goodwill for impairment requires management to make significant estimates and judgments. The use of different estimates, judgments or approaches to estimate fair value could result in a different conclusion regarding impairment of goodwill. Based on the analysis, management has determined that there is no goodwill impairment.
The Company routinely utilizes the services of an independent third party that is regarded in the banking industry as an expert in valuing core deposits and monitoring the ongoing value of core deposit intangibles and goodwill on an annual basis. Goodwill increased from $4.4 million in 2007 to $4.6 million in 2008. This increase was due to the goodwill created from the acquisition of a third party financial institution’s branch office in early November of 2008.
Bank-owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Company, on the lives of the Company’s officers. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Company as the owner of the policies. BOLI increased by $287,000 to $7.4 million at December 31, 2008 from $7.2 million at the end of 2007 as a result of the earnings of the underlying insurance policies.
2008 Annual Report     57

Deposits. Interest-earning assets are funded generally by both interest-bearing and noninterest-bearing core deposits. Deposits are influenced by changes in interest rates, economic conditions, and competition from other banks. The Company considers various sources when evaluating funding needs including, but not limited to, deposits, which represented 91.7% of the Company’s total funding sources at December 31, 2008. The deposit base consists of demand deposits, savings, money market accounts, and time deposits. Total deposits increased $31.9 million or 8.8% to $394.8 million at December 31, 2008 from $362.9 million at December 31, 2007.
Time deposits, particularly certificates of deposit (“CD’s”), remain the most significant source of funding for the Company’s earning assets, making up 58.1% of total deposits. During 2008, time deposits increased $26.8 million or 13.2% from year-end 2007. This increase was primarily due to customers’ fleeing to safety from the volatility of the stock market. As market rates have declined over the past year, the Company has seen the cost of its retail CD balances re-price downward to reflect current deposit rates. Partially offsetting the increases in time deposits was the decline in the Company’s savings balances, which were down $7.9 million or 10.3% to finish at $69.0 million at year-end 2008 as compared to $76.9 million at year-end 2007. This decline was due to a $14.2 million reduction in prime savings accounts at EB. EB experienced a $16.2 million increase in CDs in 2008 to offset this decline.
Also partially offsetting savings decreases was growth in the Company’s interest-bearing demand deposits, which were up $6.9 million or 35.0% from year-end 2007. The Company will continue to experience increased competition for deposits in its market areas, which should challenge net growth in its deposit balances. The Company will continue to evaluate its deposit portfolio mix to properly utilize both retail and wholesale funds to support earning assets and minimize interest costs.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, and repurchase agreement borrowings. Borrowed funds increased $1.9 million or 5.6% to $35.8 million at December 31, 2008 from $33.9 million at December 31, 2007. FHLB advances increased $1.5 million with short-term borrowings increasing $375,000.
Stockholders’ equity. The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors and shareholders. All of the capital ratios exceeded the regulatory well capitalized guidelines. Shareholders’ equity totaled $35.1 million at December 31, 2008, compared to $35.0 million at December 31, 2007, which represents growth of 0.3%. Contributing most to this increase was year-to-date net income of $2.6 million. Partially offsetting the growth in capital were cash dividends paid of $1.6 million, or $1.03 per share, year-to-date, and $1.4 million in treasury stock repurchases. Cash dividends paid for 2008 represents a 9.6% increase as compared to 2007.
The Company may repurchase additional common shares from time to time as authorized by its stock repurchase program. The Company’s Board of Directors has approved annual extensions to the plan. Most recently, the Board of Directors extended the stock repurchase program from May 12, 2008 to May 12, 2009, and authorized to repurchase up to 77,000 of its common shares through open market and privately negotiated purchases.
Furthermore, the Company maintains a dividend reinvestment and stock purchase plan. The plan allows shareholders to purchase additional shares of company stock. A benefit of the plan is to permit the shareholders to reinvest cash dividends as well as make supplemental purchases without the usual payment of brokerage commissions. During 2008, shareholders invested more than $613,000 through the dividend reinvestment and stock purchase plan. These proceeds resulted in the issuance of 22,693 new shares.
Middlefield Banc Corp.     58

Average balance sheet and yield/rate analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread, and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%.

	For The Year Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$317,226	$21,426	6.75%	$288,022	$21,063	7.31%	$240,452	$17,093	7.11%
Investments securities (3)	96,277	4,349	5.48%	74,820	3,040	5.28%	57,520	2,181	4.72%
Interest-bearing deposits with other banks	7,701	263	3.41%	13,829	770	5.57%	4,503	221	4.91%

Total interest-earning assets	421,204	26,038	6.40%	376,671	24,873	6.85%	302,475	19,495	6.62%

Noninterest-earning assets	29,407			21,307			16,231

Total assets	450,610			397,979			318,706

Interest-bearing liabilities:
Interest-bearing demand deposits	$24,178	297	1.23%	$15,541	359	2.31%	$11,280	133	1.18%
Money market deposits	25,042	783	3.13%	25,057	1,026	4.09%	13,675	374	2.73%
Savings deposits	70,868	1,363	1.92%	68,882	1,695	2.46%	57,831	910	1.57%
Certificates of deposit	216,732	9,912	4.57%	172,552	8,581	4.97%	135,763	5,740	4.23%
Borrowings	36,229	1,702	4.70%	36,639	1,870	5.10%	30,767	1,410	4.58%

Total interest-bearing liabilities	373,049	14,058	3.77%	318,671	13,531	4.25%	249,316	8,567	3.44%

Noninterest-bearing liabilities Other liabilities	44,762			45,769			40,799
Stockholders’ equity	33,051			33,539			28,591

Total liabilities and stockholders’ equity	$450,862			$397,979			$318,706

Net interest income		$11,980			$11,342			$10,928

Interest rate spread (1)			2.63%			2.60%			3.19%
Net yield on interest-earning assets (2)			3.06%			3.25%			3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.91%			118.20%			121.32%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities were $932, $913, and $535 for 2008, 2007, and 2006 respectively.
2008 Annual Report     59

	2008 versus 2007			2007 versus 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income
Loans receivable	$2,136	$(1,773)	$363	$3,382	$588	$3,970
Investments securities	1,133	176	1,309	817	42	859
Other interest-earning assets	(341)	(166)	(507)	458	91	549

Total interest-earning assets	2,928	(1,763)	1,165	4,657	721	5,378

Interest expense
Interest-bearing demand deposits	200	(261)	(62)	50	176	226
Money market deposits	(1)	(242)	(243)	311	341	652
Savings deposits	49	(381)	(332)	174	611	785
Certificates of deposit	2,197	(866)	1,331	1,555	1,286	2,841
Other interest-bearing liabilities	(21)	(147)	(168)	269	191	460

Total interest-bearing liabilities	2,424	(1,897)	527	2,359	2,605	4,964

Change in net interest income	$504	$134	$638	$2,298	$(1,884)	$414
Changes in Results of Operations
2008 Results Compared to 2007 Results
General. The Company posted net income of $2.6 million, compared to $3.4 million for the year ended December 31, 2007. On a per share basis, 2008 earnings were $1.69 per diluted share, representing a decrease from the $2.14 per diluted share for the year ended December 31, 2007. The return on average equity for the year ended December 31, 2008 was 7.91% and its return on average assets was 0.58%. The $760,000 or 22.5% decline in net income between 2008 and 2007 can primarily be attributed to an increase in total noninterest expense of $1.2 million.
Net interest income. Net interest income, which is the Company’s largest revenue source, is the difference between interest income on earning assets and interest expense paid on liabilities. Net interest income is affected by the changes in interest rates and the composition of interest earning assets and liabilities. Net interest income increased by $638,000 in 2008 to $12.03 million compared to $11.3 million for 2007. This increase is the net result of a $1.2 million rise in interest income which was partially offset by a rise in interest expense of $527,000. Interest-earning assets averaged $421.2 million during 2008 representing a $44.5 million or 11.8% increase since year-end 2007. The Company’s average interest-bearing liabilities increased 54.4% from $318.6 million in 2007 to $373.1 million in 2008.
The Company finances its earning assets with a combination of interest-bearing and interest-free funds. The interest-bearing funds are composed of deposits, short-term borrowings, and long-term debt. Interest paid for the use of these funds is the second factor in the net interest income equation. Interest-free funds, such as demand deposits and stockholders’ equity, require no interest expense and, therefore, contribute significantly to net interest income.
The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators — net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents the overall profit margin: net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2008 the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.06% compared to 3.25% in 2007.
Middlefield Banc Corp.      60

Interest income. Interest income increased $1.2 million or 4.7% to $26.0 million for 2008, compared to $24.9 million for 2007. The increase in interest income can be attributed to the growth of interest earned investment securities of $1.3 million or 43.1%. This change was primarily attributable to an increase in the average balance of investment securities of $21.5 million or 28.7% to $96.3 million for the year ended December 31, 2008 as compared to $74.8 million for the year ended December 31, 2007. In addition to growth, there was also an increase in the investment security yield to 5.48% for 2008, compared to 5.28% for 2007.
Interest earned on loans increased $363,000 to $21.4 million for 2008, compared to $21.1 million for 2007. This increase was primarily attributable to the growth of the average balance of loans of $29.2 million to $317.2 million for the year ended December 31, 2008 as compared to $288.0 million for the year ended December 31, 2007. In addition to growth there was also a decline in the loan yield to 6.75% for 2008, compared to 7.31% for 2007. This decline was due to the fact that a large percentage of the loan portfolio uses the prime rate as its index. The prime rate declined by 400 basis points from 7.25% to 3.25% in 2008.
Interest expense. Interest expense increased by $527,000 or 3.9% to $14.1 for 2008, compared with $13.5 million for 2007. This change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities which was partially offset by a 48 basis point decline in the rate paid on these liabilities. For the year ended December 31, 2008, the average balance of interest-bearing liabilities grew by $54.4 million to $373.1 million as compared to $318.7 million for the year ended December 31, 2007. Interest incurred on deposits grew by $719,000 for the year from $11.6 million in 2007 to $12.4 million for year-end 2008. The change in deposit expense was due to both an increase in the average balance of $54.8 million in 2008 which was partially offset by a 43 basis point decline during the year. Interest incurred on FHLB advances, repurchase agreements, junior subordinated debt, and other borrowings declined $192,000 or 10.1% to $1.7 million for 2008, compared to $1.9 million for 2007. The decline was primarily attributable to a 40 basis point decrease in the rate paid on these borrowings during the year.
Loan loss provision. The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses incurred in the normal course of lending. The provision for loan losses was $608,000 in 2008 as compared to $429,000 in 2007. The loan loss provision is based upon management’s assessment of a variety of factors, including types and amounts of non-performing loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The loan loss provision reflects management’s judgment of the current period cost-of-credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, actual loan losses could exceed the amounts that have been charged to operations. This level of provision during 2008 is reflective of the changing economic conditions adversely impacting the market areas served by the Company’s affiliate banks, which have caused charge offs and non-performing loans to increase. Net charge offs for 2008 was $351,000, which was below the $423,000 of net charged offs during 2007. The allowance for loan losses at December 31, 2008 stood at $3,557,000 or 1.11% of total loans.
Noninterest income. Noninterest income, exclusive of other than temporary charges of $376,000, decreased $29,000 for the twelve-month period ending December 31, 2008 over the equal reporting period of 2007. The decreases were primarily the result of a decline in deposit service charges, which corresponds to a reduction in overdraft fees and statement service charges at MBC. These reductions were driven, in part, by a wider acceptance of the free checking account product in that market. The other-than-temporary impairment charge relates to two mortgage backed securities held by one of the Company’s subsidiary banks. Management has concluded that it is probable that there has been an adverse change in estimated cash flows for those securities, which management deemed to be other-than-temporarily impaired in accordance with generally accepted accounting principles.
2008 Annual Report     61

Noninterest expense. Total noninterest expense for the full year of 2008 was 13.1% higher than the level of 2007. The factors that primarily led to the increase were costs associated with the operation of additional offices, increased staffing levels related to those offices, and associated higher levels of equipment depreciation. While The Middlefield Banking Company opened its office in Cortland, Ohio, in June of 2008, its Newbury, Ohio, office was completing its second year of operation in 2008. Emerald Bank expanded into Westerville, Ohio, with the purchase of a branch office in early November 2008. Deposit insurance premiums paid to the FDIC during the period ended December 31, 2008 increased $139,000 over the prior year, as that agency sought to maintain the legally prescribed coverage ratio. Audit and exam expense increased $101,000 during 2008 as the company continued its efforts to ensure compliance with the provisions of the Sarbanes-Oxley Act of 2002 and other regulatory mandates. Data processing costs for 2008 increased $104,000 over the prior year. This increased expense was driven by an increase in customer relationships and the expansion of product offerings.
Provision for income taxes. The provision for income taxes declined $409,000 or 51.4% to $387,000 for 2008, compared to $796,000 for 2007. This decrease was primarily the result of a decline in income before taxes of $1.2 million or 28.0% to $3.0 million for 2008, compared to $4.2 million for 2007. The Company’s federal rate in 2008 totaled 12.9% compared to 19.1% in 2007.
2007 Results Compared to 2006 Results
General. The Company posted net income of $3.4 million, compared to $3.9 million for the year ended December 31, 2006. On a per share basis, 2007 earnings were $2.14 per diluted share, representing a decrease from the $2.57 per diluted share for the year ended December 31, 2006. The return on average equity for the year ended December 31, 2007 was 10.06% and its return on average assets was 0.85%. The $509,000 or 13.1% decline in net income between 2007 and 2006 can primarily be attributed to an increase in total noninterest expense of $1.4 million resulting from a 54 basis point reduction of the net interest margin.
Net interest income, the principal source of the Company’s earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For 2007, net interest income increased $414,000 or 3.8% from 2006.
Net interest income. Net interest income, which is the Company’s largest revenue source, is the difference between interest income on earning assets and interest expense paid on liabilities. Net interest income is affected by the changes in interest rates and the composition of interest earning assets and liabilities. Net interest income increased by $415,000 in 2007 to $11.3 million compared to $10.9 million for 2006. This increase is the net result of a $5.4 million rise in interest income which was partially offset by a rise in interest expense of $5.0 million. Interest-earning assets averaged $376.7 million during 2007, representing a $74.2 million or 24.5% increase since year-end 2006. The Company’s average interest-bearing liabilities increased 27.8% from $249.3 million in 2006 to $318.7 million in 2007.
The Company finances its earning assets with a combination of interest-bearing and interest-free funds. The interest-bearing funds are composed of deposits, short-term borrowings, and long-term debt. Interest paid for the use of these funds is the second factor in the net interest income equation. Interest-free funds, such as demand deposits and stockholders’ equity, require no interest expense and, therefore, contribute significantly to net interest income.
The profit margin, or spread, on invested funds is a key performance measure. The Corporation monitors two key performance indicators — net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents the overall profit margin: net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2007 the net interest margin, measured on a fully taxable equivalent basis, decreased to 3.25%, compared to 3.79% in 2006.
Middlefield Banc Corp.     62

Interest income. Interest income increased $5.4 million or 27.6% to $24.9 million for 2007, compared to $19.5 million for 2006. This increase in interest income can be attributed to the growth of interest earned on loans of $4.0 million. This change was primarily attributable to an increase in the average balance of loans outstanding of $47.6 million or 19.8% to $288.0 million for the year ended December 31, 2007 as compared to $240.59 million for the year ended December 31, 2006. In addition to growth, there was also an increase in the loan yield to 7.31% for 2007, compared to 7.11% for 2006.
Interest earned on securities increased $859,000 to $3.1 million for 2007, compared to $2.2 million for 2006. This increase was primarily attributable to the growth of the average balance of securities of $17.3 million to $74.8 million for the year ended December 31, 2007 as compared to $57.5 million for the year ended December 31, 2006.
Interest expense. Interest expense increased by $5.0 million or 57.9% to $13.5 million for 2007, compared with $8.6 million for 2006. This increase in interest expense can be attributed to both an increase in the average balance of interest-bearing liabilities along with an 81 basis point increase in the rate paid on these liabilities. For the year ended December 31, 2007, the average balance of interest-bearing liabilities grew by $69.4 million to $318.7 million as compared to $249.3 million for the year ended December 31, 2006. Interest incurred on deposits grew by $4.5 million for the year from $7.2 million in 2006 to $11.7 million for year-end 2007. This change was due mainly to the large deposit growth for the year along with the increase in rate. Interest incurred on FHLB advances, repurchase agreements, junior subordinated debt, and other borrowings increased $460,000 or 32.6% to $1.9 million for 2007, compared to $1.4 million for 2006. This increase was primarily attributable to an increase in the average balance of the junior subordinated debt which was borrowed late in the 4th quarter of 2006.
Loan loss provision. The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses incurred in the normal course of lending. The provision for loan losses was $429,000 in 2007 as compared to $60,000 in 2006. The loan loss provision is based upon management’s assessment of a variety of factors, including types and amounts of non-performing loans, historical loss experience, collectibility of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The loan loss provision reflects management’s judgment of the current period cost-of-credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, actual loan losses could exceed the amounts that have been charged to operations.
Noninterest income. Noninterest income increased $204,000 or 8.45% to $2.6 million for 2007, compared to $2.4 million for 2006. This increase can be attributed to increases in fees and service charges of $155,000, earnings of bank-owned life insurance of $41,000, and a gain realized on the sale of investment securities of $13,000. The improvement in fees and service charges was largely due to increased fees collected on overdraft checking accounts.
Noninterest expense. Noninterest expenses increased $1.4 million or 18.1% to $9.4 million for 2007, compared to $7.9 million for 2006. The growth can be attributed to increases in compensation and employee benefits and occupancy expense which increased $783,000 and $239,000 respectively. Factors that primarily led to the increase were costs associated with the operation of additional offices, increased staffing levels related to those offices, and associated higher levels of equipment depreciation. In addition to these items, the company recognized increased costs during the year to ensure compliance with the provisions of the Sarbanes-Oxley Act of 2002 and costs associated with the acquisition of Emerald Bank, and the assumption of the aforementioned branch deposits.
Provision for income taxes. The provision for income taxes declined $676,000 or 45.9% to $796,000 for 2007, compared to $1.5 million for 2006. This decrease was primarily the result of a decline in income before taxes of $1.2 million or 22.1% to $4.2 million for 2007, compared to $5.4 million for 2006. The Company’s federal rate in 2007 totaled 19.1% compared to 27.5% in 2006. The income tax provision was also affected by the growth of the tax free investment portfolio of $9.1 million which was a 23.8% increase over the balance at the end of 2006.
2008 Annual Report     63

Asset and Liability Management
The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives, and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the re-pricing or maturity of interest-earning assets and the re-pricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while, at the same time, extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.
The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors and senior management. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies which were implemented by the Company over the past few years.
Interest Rate Sensitivity Simulation Analysis
The Company utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different loan and mortgage-backed security prepayment, and deposit decay assumptions under various interest rate scenarios.
Earnings simulation modeling and assumptions about the timing and variability of cash flows are critical in net portfolio equity valuation analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are based on the Company’s historical experience and industry standards and are applied consistently across the different rate risk measures.
The Company has established the following guidelines for assessing interest rate risk:
Net interest income simulation. Given a 200 basis point parallel gradual increase or decrease in market interest rates, net interest income may not change by more than 10% for a one year period.
Portfolio equity simulation. Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity.
Middlefield Banc Corp.     64

The following table presents the simulated impact of a 200 basis point upward or downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2008 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2008 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2008 for portfolio equity:

	Increase	Decrease
	+200 BP	-200 BP

Net interest income—increase (decrease)	(2.49)%	6.47%
Portfolio equity—increase (decrease)	(8.79)%	(6.19)%
Allowance for loan losses. The allowance for loan losses represents the amount management estimates is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. At December 31, 2008, the Company’s allowance for loan losses showed an increase of $258,000 for a balance of $3.6 million compared to $3.3 million from December 31, 2007. The allowance now represents 1.11% of the gross loan portfolio as compared to 1.07% for the previous period. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, the Company’s loan loss experience, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a general allowance for homogeneous loan pools, and an unallocated allowance.
The specific allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“FAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and FAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures. These accounting standards prescribe the measurement methods, income recognition, and disclosures for impaired loans. The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on management’s determination of the amounts necessary for concentrations and changes in mix and volume of the loan portfolio, and consideration of historical loss experience.
The unallocated allowance is determined based upon management’s evaluation of existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends, collateral values, specific industry conditions within portfolio segments that existed as of the balance sheet date, and the impact of those conditions on the collectibility of the loan portfolio. Management reviews these conditions quarterly. The unallocated allowance is subject to a higher degree of uncertainty because it considers risk factors that may not be reflected in the historical loss factors.
Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy and employment could result in increased levels of non-performing assets and charge offs, increased loan loss provisions, and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review a Company’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
2008 Annual Report     65

The following table sets forth information concerning the Company’s allowance for loan losses at the dates and for the periods presented.

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Allowance balance at beginning of period	$3,299	$2,849	$2,841
Addition from acquisition	—	436	—
Loans charged off:
Commercial and industrial	(278)	(251)	(8)
Real estate — construction	—	—	—
Real estate — mortgage:	—	—	—
Residential	(2)	(26)	—
Commercial	—	—	—
Consumer installment	(135)	(151)	(72)

Total loans charged off	(415)	(428)	(80)

Recoveries of loans previously charged off:
Commercial and industrial	30	—	—
Real estate — construction	—	—	—
Real estate — mortgage:	—	—	—
Residential	2	—	—
Commercial	—	—	—
Consumer installment	33	13	28

Total recoveries	65	13	28

Net loans charged off	(350)	(415)	(52)

Provision for loan losses	608	429	60

Allowance balance at end of period	$3,557	$3,299	$2,849

Loans outstanding:
Average	$317,226	$288,022	$240,452
End of period	321,575	309,446	249,191

Ratio of allowance for loan losses to loans outstanding at end of period	1.11%	1.07%	1.14%

Net charge offs to average loans	(0.11)	(0.14)	(0.02)
The following table illustrates the allocation of the Company’s allowance for probable loan losses for each category of loan for each reported period. The allocation of the allowance to each category is not necessarily indicative of future loss in a particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	At December 31,
	2008		2007		2006
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Type of Loans:
Commercial and industrial	$961	20.7%	$1,060	21.7%	$1,126	27.5%
Real estate — construction	—	2.5	99	2.2	25	1.0
Real estate — mortgage:
Residential	2,048	62.0	1,527	62.5	1,147	65.4
Commercial	521	13.3	512	11.9	158	4.0
Consumer installment	27	1.5	101	1.7	116	2.1
Unallocated	—	—	—	—	277	—

Total	$3,557	100%	$3,299	100%	$2,849	100%

Middlefield Banc Corp.     66

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful. Payments received on non-accrual loans are recorded as income or applied against principal according to management’s judgment as to the collectibility of principal.
A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Management evaluates all loans identified as impaired individually. The Company estimates credit losses on impaired loans based on the present value of expected cash flows, or the fair value of the underlying collateral if loan repayment is expected to come from the sale or operation of the collateral. Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until that time, an allowance for loan losses is maintained for estimated losses.
Unless otherwise required by the loan terms, cash receipts on impaired loans are applied first to accrued interest receivable except when an impaired loan is also a non-accrual loan, in which case the portion of the payment related to interest is recognized as income.
The following table summarizes nonperforming assets by category.

	At December 31,
	2008	2007	2006

Loans accounted for on a non-accrual basis:

Commercial and industrial	$1,530	$1,231	$200
Real estate — construction	469	643	—
Real estate — mortgage:
Residential	3,902	1,825	952
Commercial	351	33	—
Consumer installment	2	12	28

Total non-accrual loans	6,254	3,744	1,180

Accruing loans which are contractually past due 90 days or more:
Commercial and industrial	558	574	90
Real estate — construction	—	—	—
Real estate — mortgage:
Residential	1,659	1,333	—
Commercial	—	—	110
Consumer installment	9	11	9

Total accruing loans which are contractually past due 90 days or more	2,226	1,918	209

Total non-performing loans	$8,480	$5,662	$1,389
Real estate owned	1,106	—	—
Other non-performing assets	—	—	—

Total non-performing assets	$9,586	$5,662	$1,389

Total non-performing loans to total loans	2.64%	1.83%	0.56%

Total non-performing loans to total assets	1.81%	1.30%	0.41%

Total non-performing assets to total assets	2.05%	1.30%	0.41%

2008 Annual Report     67

Non-performing loans as a percentage of total loans at December 31, 2008 increased to 2.67% from 1.83% for 2007. The Company had non-accrual loans of $6,255,000 and $3,744,000 at December 31, 2008 and 2007, respectively. Interest income recognized on non-accrual loans during all of the periods was insignificant. Management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity, or capital resources. Management is not aware of any information pertaining to material credits that would cause it to doubt the ability of borrowers to comply with repayment terms.
Liquidity and Capital Resources
Liquidity. Liquidity management for the Company is measured and monitored on both a short and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Both short and long-term liquidity needs are addressed by maturities and sales of investments securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provides the core ingredients for satisfying depositor, borrower, and creditor needs.
The Company’s liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e. federal funds sold) and investment securities classified as available for sale. The level of these assets is dependent on the Company’s operating, investing, and financing activities during any given period. At December 31, 2008 cash and cash equivalents totaled $17.5 million or 3.7% of total assets while investment securities classified as available for sale totaled $104.3 million or 22.3% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, junior subordinated debt, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.
Operating activities provided net cash of $3.2 million, $4.3 million, and $4.5 million for 2008, 2007, and 2006, respectively, generated principally from net income of $2.6 million, $3.4 million, and $3.9 million in each of these respective periods.
Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan increases of $13.4 million as well as investment purchases of $39.1 million. Partially offsetting the usage of investment activities is $16.9 million of proceeds from investment security maturities and repayments. For the same period ended 2007, investing activities used $47.8 million in funds, principally for the net origination of loans and the purchase of investment securities of $21.0 million and $33.0 million, respectively. During the same period ended 2006, cash usages primarily consisted of loan originations of $15.1 million as well as investment purchases of $16.9 million.
Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, treasury stock activity, and the payment of dividends. During 2008, net cash provided by financing activities totaled $34.1 million, principally derived from an increase in deposit accounts in general, and certificates specifically. During 2007, net cash provided by financing activities totaled $47.7 million, principally derived from an increase in deposit accounts. During the same period ended 2006, net cash provided by financing activities was $25.2 million, principally derived from an increase in deposit accounts.
Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company’s commitment to make loans, as well as management’s assessment of the Company’s ability to generate funds. The Company anticipates that it will have sufficient liquidity to satisfy estimated short-term and long-term funding needs.
Middlefield Banc Corp.     68

Capital Resources. The Company’s primary source of capital has been retained earnings. Historically, the Company has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.
The Company and its subsidiaries are subject to federal regulations imposing minimum capital requirements. Management monitors both the Company’s and banks’ Total risk-based, Tier I risk-based and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At December 31, 2008, both the Company and its subsidiaries exceeded the minimum risk-based and leverage capital ratio requirements. The Company’s Total risk-based, Tier I risk-based and Tier I leverage ratios were 13.57%, 12.41%, and 8.66% at December 31, 2008. MBC’s Total risk-based, Tier I risk-based and Tier I leverage ratios were 12.30%, 11.24%, and 7.69%, and EB’s were 16.73%, 15.48%, and 12.91%, respectively, at December 31, 2008.
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The Company had approximately 1,041 stockholders of record as of February 6, 2009. There is no established market for the Company’s common stock. The stock is traded very infrequently. Bid prices are quoted from time to time in the “pink sheets” under the symbol “MBCN.” The “pink sheets” is a quotation service for over-the-counter securities that is maintained by Pink OTC Markets Inc., a privately owned company. The following table shows the high and low bid prices of and cash dividends paid on the Company’s common stock in 2008 and 2007, adjusted for stock splits and stock dividends. This information does not reflect retail mark-up, markdown or commissions, and does not necessarily represent actual transactions.

			Cash
	High	Low	Dividends
	Bid	Bid	per share

2008
First Quarter	$37.25	$36.00	$0.250
Second Quarter	$37.00	$30.00	$0.260
Third Quarter	$29.25	$21.00	$0.260
Fourth Quarter	$28.00	$20.00	$0.260

2007
First Quarter	$39.76	$36.43	$0.229
Second Quarter	$38.10	$36.33	$0.229
Third Quarter	$37.38	$36.19	$0.233
Fourth Quarter	$38.81	$36.00	$0.245
2008 Annual Report     69

Corporate Headquarters
The Corporation’s headquarters is located at:
Middlefield Banc Corp.
15985 East High Street
P.O. Box 35
Middlefield, Ohio 44062
888.801.1666 • 440.632.1666
fax 440.632.1700
Form 10-K and 10-Q Availability
A copy of Middlefield Banc Corp.’s Annual Report on Form 10-K and Quarterly Reports on 10-Q filed with the Securities and Exchange Commission will be furnished to any shareholder, free of charge, upon written or e-mail request to:
Donald L. Stacy
Treasurer and CFO
Middlefield Banc Corp.
P.O. Box 35
Middlefield, Ohio 44062
or dstacy@middlefieldbank.com
Market Makers
The symbol for Middlefield Banc Corp. common stock is MBCN and the CUSIP is 596304204.
Sweney Cartwright & Co.
17 South High Street
Columbus, Ohio 43215
614.228.5391 • 800.334.7481
Stifel, Nicolaus & Co., Inc.
18 Columbia Turnpike
Florham, NJ 07932
800.342.2325
Howe Barnes Hoefer & Arnett, Inc.
222 South Riverside Plaza
Chicago, Illinois 60606
312.655.3000
Notice of Annual Meeting
The Annual Meeting of Shareholders of Middlefield Banc Corp. will be held at 1:00 p.m. on Wednesday, May 13, 2009, at:
Sun Valley Banquet and Party Center
10000 Edwards Lane
Aurora, Ohio 44202
Transfer Agent and Registrar
American Stock Transfer & Trust Company
59 Maiden Lane
Plaza Level
New York, NY 10038
877.366.6443
Independent Auditors
S.R. Snodgrass, A. C.
2100 Corporate Drive, Suite 400
Wexford, Pennsylvania 15090-7647
724.934.0344
Internet Information
Information on the company and its subsidiary banks is available on the Internet at www.middlefieldbank.com and www.emeraldbank.com.
Dividend Payment Dates
Subject to action by the Board of Directors, Middlefield Banc Corp. will pay dividends in March, June, September, and December.

Middlefield Banc Corp.     70

Dividend Reinvestment and Stock Purchase Plan
Shareholders may elect to reinvest their dividends in additional shares of Middlefield Banc Corp.’s common stock through the company’s Dividend Reinvestment Plan. To arrange automatic purchase of shares with quarterly dividend proceeds, please call 888.801.1666.
Direct Deposit of Dividends
The direct deposit program, which is offered at no charge, provides for automatic deposit of quarterly dividends directly to a checking or savings account with The Middlefield Banking Company or Emerald Bank. For information regarding this program, please call 888.801.1666.
Market for Middlefield’s Common Equity & Related Stockholder Matters
Middlefield had approximately 1,041 stockholders of record as of February 6, 2009. There is no established market for Middlefield common stock. The stock is traded very infrequently. Bid prices are quoted from time to time on the National Quotation Bureau’s “pink sheets” under the symbol “MBCN.” The following table shows the high and low bid prices of and cash dividends paid on Middlefield common stock in 2008 and 2007, adjusted for stock splits and stock dividends. This information does not reflect retail mark-up, markdown or commissions, and does not necessarily represent actual transactions.

			Cash
	High	Low	Dividends
	Bid	Bid	per share

2008
First Quarter	$37.25	$36.00	$0.250
Second Quarter	$37.00	$30.00	$0.260
Third Quarter	$29.25	$21.00	$0.260
Fourth Quarter	$28.00	$20.00	$0.260

2007
First Quarter	$39.76	$36.43	$0.229
Second Quarter	$38.10	$36.33	$0.229
Third Quarter	$37.38	$36.19	$0.233
Fourth Quarter	$38.81	$36.00	$0.245
2008 Annual Report     71

Middlefield Banc Corp.

Main Office	Mantua Branch	Newbury Branch

15985 East High Street	10519 Main Street	11110 Kinsman Road
440.632.1666	330.274.0881	440.564.7000

West Branch	Chardon Branch	Cortland Branch

15545 West High Street	348 Center Street	3450 Niles-Cortland Road
440.632.1666	440.286.1222	330.637.3208

Garrettsville Branch	Orwell Branch

8058 State Street	30 South Maple Street
330.527.2121	440.437.7200

Dublin Branch	Westerville Branch

6215 Perimeter Drive	17 North State Street
614.793.4631	614.890.7832
2008 Annual Report

mbc Middlefield Banc Corp.

www.middlefieldbank.com

15985 East High Street, Middlefield, Ohio 888.801.1666

Middlefield Banc Corp.

Exhibit Index

exhibit
number	description	location

20	Management’s Annual Report on Internal Control Over Financial Reporting	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith