Form 10-Q
period 2009-03-31
MIDDLEFIELD BANC CORP
filed 2009-05-15
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File Number 000-32561
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1585111
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)
15985 East High Street, Middlefield, Ohio 44062-9263
(Address of principal executive offices)
(440) 632-1666
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicle date:
Class: Common Stock, without par value
Outstanding at May 13, 2009: 1,541,247

MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31
	2009	2008

ASSETS
Cash and due from banks	$12,569,069	$9,795,248
Federal funds sold	5,780,125	7,548,000
Interest-bearing deposits in other institutions	118,694	112,215

Cash and cash equivalents	18,467,888	17,455,463
Investment securities available for sale	102,323,856	104,270,366
Loans	326,688,314	321,575,293
Less allowance for loan losses	3,620,618	3,556,763

Net loans	323,067,696	318,018,530
Premises and equipment	8,332,898	8,448,915
Goodwill	4,558,687	4,558,687
Bank-owned life insurance	7,509,264	7,440,687
Accrued interest and other assets	9,113,608	7,654,287

TOTAL ASSETS	$473,373,898	$467,846,935

LIABILITIES
Deposits:
Noninterest-bearing demand	$43,271,194	$42,357,154
Interest-bearing demand	29,753,343	26,404,660
Money market	31,058,973	27,845,438
Savings	77,705,826	68,968,844
Time	222,296,346	229,243,506

Total deposits	404,085,682	394,819,602
Short-term borrowings	1,532,609	1,886,253
Other borrowings	30,889,915	33,903,019
Accrued interest and other liabilities	2,007,485	2,178,813

TOTAL LIABILITIES	438,515,691	432,787,687

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,730,777 and 1,725,381 shares issued	27,427,697	27,301,403
Retained earnings	14,990,150	14,786,353
Accumulated other comprehensive loss	(826,033)	(294,901)
Treasury stock, at cost; 189,530 shares in 2009 and 2008	(6,733,607)	(6,733,607)

TOTAL STOCKHOLDERS’ EQUITY	34,858,207	35,059,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,373,898	$467,846,935

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,998,102	$5,455,274
Interest-bearing deposits in other institutions	7,235	5,203
Federal funds sold	3,756	79,304
Investment securities:
Taxable interest	853,197	565,079
Tax-exempt interest	446,324	453,943
Dividends on FHLB stock	15,369	29,400

Total interest income	6,323,983	6,588,203

INTEREST EXPENSE
Deposits	2,716,220	3,333,980
Short-term borrowings	5,663	9,895
Other borrowings	388,655	414,111

Total interest expense	3,110,539	3,757,986

NET INTEREST INCOME	3,213,444	2,830,217

Provision for loan losses	154,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,059,444	2,755,217

NONINTEREST INCOME
Service charges on deposit accounts	438,913	465,528
Earnings on bank-owned life insurance	68,577	70,088
Other income	115,961	101,835

Total noninterest income	623,451	637,451

NONINTEREST EXPENSE
Salaries and employee benefits	1,370,580	1,194,419
Occupancy expense	254,916	231,183
Equipment expense	122,695	146,110
Data processing costs	248,882	209,280
Ohio state franchise tax	123,300	117,000
Other expense	875,415	617,680

Total noninterest expense	2,995,788	2,515,672

Income before income taxes	687,107	876,996
Income taxes	84,000	140,000

NET INCOME	$603,107	$736,996

EARNINGS PER SHARE
Basic	$0.39	$0.48
Diluted	0.39	0.47

DIVIDENDS DECLARED PER SHARE	$0.260	$0.250
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income

Balance, December 31, 2008	$27,301,403	$14,786,353	$(294,901)	$(6,733,607)	$35,059,248

Net income		603,107			603,107	$603,107
Other comprehensive income:
Unrealized loss on available for sale securities net of tax benefit of $273,607			(531,132)		(531,132)	(531,132)

Comprehensive income						$71,975

Stock based compensation expense recognized in earnings	15,147				15,147
Dividend reinvestment and purchase plan	111,147				111,147
Cash dividends ($0.26 per share)		(399,310)			(399,310)

Balance, March 31, 2009	$27,427,697	$14,990,150	$(826,033)	$(6,733,607)	$34,858,207

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$603,107	$736,996
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses	154,000	75,000
Depreciation	144,100	126,213
Amortization of premium and discount on investment securities	(45,286)	49,451
Amortization of deferred loan fees, net	(6,579)	(27,932)
Earnings on bank-owned life insurance	(68,577)	(70,088)
Compensation for stock option expense	15,147	3,762
Increase in accrued interest receivable	(611,354)	(442,313)
Increase (decrease) in accrued interest payable	(139,441)	(40,545)
Other, net	(367,861)	(533,826)

Net cash used for operating activities	(322,744)	(123,283)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	3,934,802	5,565,823
Purchases	(2,747,751)	(18,144,564)
Increase in loans, net	(5,420,867)	(5,464,478)
Purchase of Federal Home Loan Bank stock	(14,100)	(38,800)
Purchase of premises and equipment	(28,084)	(452,880)

Net cash used for investing activities	(4,276,000)	(18,534,899)

FINANCING ACTIVITIES
Net increase in deposits	9,266,080	14,855,106
Increase (decrease) in short-term borrowings, net	(353,644)	579,479
Repayment of other borrowings	(3,013,104)	(972,154)
Proceeds from other borrowings	—	1,000,000
Purchase of treasury stock	—	(492,693)
Proceeds from dividend reinvestment & purchase plan	111,147	194,716
Cash dividends	(399,310)	(387,138)

Net cash provided by financing activities	5,611,169	14,777,316

Increase (decrease) in cash and cash equivalents	1,012,425	(3,880,866)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,455,463	17,815,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,467,888	$13,934,456

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,249,980	$3,798,531
Income taxes	150,000	150,000
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Company”) includes its two subsidiaries The Middlefield Banking Company and Emerald Bank. All significant inter-company items have been eliminated.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In Management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that The Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 33-23094). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.
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
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
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
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
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
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.
NOTE 2 — STOCK-BASED COMPENSATION
During the three months ended March 31, 2009, the Company recorded $15,147 in unrecognized compensation cost. As of March 31, 2009, there was approximately $51,823 of unrecognized compensation cost related to the unvested share-based compensation awards granted. That cost is expected to be recognized in 2009.
Stock option activity during the three months ended March 31, 2009 and 2008 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2009	Price	2008	Price

Outstanding, January 1	110,465	$27.21	88,211	$28.34
Granted	—	—	1,337	36.25
Exercised	—	—	(175)	23.70
Forfeited	(2,265)	37.33	—	—

Outstanding, March 31	108,200	$27.00	89,373	$28.47

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

	For the Three
	Months Ended
	March 31,
	2009	2008

Weighted average common shares outstanding	1,726,460	1,702,587

Average treasury stock shares	(189,530)	(154,544)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,536,930	1,548,043

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,604	20,337

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,538,534	1,568,380

Options to purchase 97,926 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of March 31, 2009. For the three months ended March 31, 2008, there were 25,897 options to purchase shares of common stock at prices ranging from $36.73 to $40.24 but were not included in the computation of diluted earnings per share.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2009, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).

The following shows the components and activity of comprehensive income during the periods ended March 31, 2009 and 2008 (net of the income tax effect):

	For the Three Months
	Ended March 31,
	2009	2008

Unrealized holding gains (losses) arising during the period on securities held	$(531,132)	$231,984

Reclassification adjustment for gains included in net income	—	—

Net change in unrealized gains (losses) during the period	(531,132)	231,984
Unrealized holding losses, beginning of period	(294,901)	(52,969)

Unrealized holding gain (losses), end of period	(826,033)	179,015

Net income	603,107	736,996
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	(531,132)	231,984

Comprehensive income	$71,975	$968,980

NOTE 5 — FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Association adopted FAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observe ability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observe ability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following tables present the assets measured on a recurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2009 and December 31, 2009 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2009
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment securities available for sale	$955,508	$95,928,221	$5,440,127	$102,323,856

		December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment securities available for sale	$1,022,162	$96,568,054	$6,680,150	$104,270,366
Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The following table presents the changes in the Level III fair-value category for the year ended March 31, 2009.
The following represent fair value measurements using significant unobservable inputs (Level III):

Available-for-Sale
Securities

Balance, December 31,2008	$6,680,150
Total gains or losses (realized/unrealizes)
Included in earnings	—
Included in other comprehensive loss	(1,240,023)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level III	—

Balance, March 31, 2009	$5,440,127

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the quarter ended March 31, 2009 are reported as investment securities gains (losses), net on the Consolidated Statement of Income.
At December 31, 2008, the Company changed its valuation technique for certain private-label collateralized mortgage obligations (“CMOs”). Previously, the Company relied on prices compiled by third party vendors using observable market data (Level II) to determine the values of these securities. However, FAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions at December 31, 2008, the Company concluded the fair values obtained from third-party vendors reflected forced liquidation or distressed sales for these CMOs. Therefore, the Company estimated fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. The change in the valuation technique for these CMOs resulted in a transfer of $6,680,150 into Level III financial assets.

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2009 and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		March 31, 2009
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$2,490,020	$1,892,826	$4,382,847

		December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$1,194,594	$1,027,366	$2,221,960
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets ended the March 31, 2009 quarter at $473.4 million an increased of $5.5 million or 1.2% from end of year December 31, 2008. Cash and cash equivalents, loans receivable and accrued interest and other assets increased $1.0 million, $5.1 million and $1.5 million respectively. The increase in total assets reflected a corresponding increase in total liabilities of $5.7 million or 1.3% and a decline in stockholders’ equity of $201,000 or .6%. The increase in total liabilities was primarily the result of deposit growth of $9.3 million or 2.3%. This was partially offset by decreases to other borrowing and short term borrowing of $3.0 million and $354,000 respectively for the quarter. The decline in stockholders’ equity was the result of an increase in accumulated other comprehensive loss of $531,000. This increase was practically offset by increases in retained earnings and common stock of $204,000 and $126,000 respectively.
Cash and cash equivalents. Cash on hand and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash equivalents increased a combined $1.0 million or 5.8% to $18.5 million at March 31, 2009 from $17.5 million at December 31, 2008. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. A decline in Federal Funds Sold for the first three months was used to fund the loan and investment portfolios.
Investment securities. Investment securities available for sale ended the March 31, 2008 quarter at $102.3 million a decline of $2.0 million or 1.9% from $104.3 million at December 31, 2008. During this period the Company recorded purchases of available for sale securities of $2.7 million, consisting of purchases of municipal and U. S. government bonds. Offsetting some of the purchases of securities were repayments and maturities of $3.9 million during the three months ended March 31, 2009. In addition, the securities portfolio decreased approximately $805,000 due to a decline in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $5.1 million or 1.6% to $323.1 million as of March 31, 2009 from $318.0 million at December 31, 2008. Included in this increase was an improvement in the commercial and industrial loan portfolio of $7.6 million or 11.5% during the three months ended March 31, 2009. The Company’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Corporation has taken a proactive approach in contacting new and current clients to ensure that the Corporation is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at March 31, 2009. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Non-performing assets. Non-performing assets included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower. Non-performing loans amounted to $13.4 million or 4.1% and $8.5 million or 2.6% of total loans at March 31, 2009 and December 31, 2008, respectively. The increase in nonperforming assets has occurred primarily in real estate mortgage loans and other real estate owned. Non-performing loans secured by real estate totaled $7.3 million as of March 31, 2009, up $2.8 million from $4.5 million at December 31, 2008. The depressed state of the economy and rising levels of unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.
Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.
Asset Quality History
(Dollars in thousands)

	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008

Nonperforming loans	$13,370	$8,481	$6,749	$6,530	$6,784
Real estate owned	1,331	1,106	1,108	911	—

Nonperforming assets	$14,701	$9,587	$7,857	$7,441	$6,784

Allowance for loan losses	$3,621	$3,557	$3,614	$3,435	$3,351

Ratios
Nonperforming loans to total loans	4.09%	2.64%	2.11%	2.04%	2.15%
Nonperforming assets to total assets	3.11%	2.05%	1.73%	1.66%	1.51%
Allowance for loan losses to total loans	1.11%	1.11%	1.13%	1.08%	1.06%
Allowance for loan losses to nonperforming loans	27.08%	41.94%	53.55%	52.60%	49.40%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2009, 82% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $404.1 million or 92.6% of the Company’s total funding sources at March 31, 2009. Total deposits increased $9.2 million or 2.3% to $404.1 million at March 31, 2009 from $394.8 million at December 31, 2008. The increase in deposits is primarily related to the growth of savings that totaled $77.7 million at March 31, 2009 an increase of $8.7 million or 12.7% for the year. Interest-bearing demand and money market accounts increased $3.3 million and $3.2 million respectively. These increases were partially offset by a decline in certificates of deposits of $7.0 million during the three months ended March 31, 2009.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Short-term borrowings decreased $354,000 or 18.7% to $1.5 million as of March 31, 2009 from $1.9 million at December 31, 2008. Other borrowings declined $3.0 million for the quarter which represents advances from the Federal Home Loan Bank of Cincinnati. The decline in FHLB advances was the result of $1.0 million and $2.0 million of maturing advances to the Middlefield Banking Company and Emerald Bank respectively.
Stockholders’ equity. Stockholders’ equity decreased $201,000 or .6% to $34.9 million at March 31, 2009 from $35.1 million at December 31, 2008. The decrease in stockholders’ equity was the result of increases in common stock and retained earnings of $126,000 and $204,000, respectively, offset by an increase in accumulated other comprehensive loss of $531,000. The increase of accumulated other comprehensive loss was the result of a decrease in the mark to market of the Company’s securities available for sale portfolio. The increase in common stock was the result of the issuing 5,396 shares of the bank’s common stock at an average price of $20.60 since December 31, 2008.
RESULTS OF OPERATIONS
General. The first quarter continued to prove to be a difficult period for the banking community with a continually changing yield curve and a challenging competitive environment. Net income for the first quarter of 2009 totaled $603,107, or 18.2% less than the $736,996 reported for the same period in 2008. Diluted earnings per share for the first quarter of 2009 was $0.39 a 18.8% decrease from 2008’s first quarter diluted earnings per share of $0.47.
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
Net interest income for the first quarter totaled $3.2 million, an increase of 13.5% from the $2.8 million reported for the comparable period of 2008. The net interest margin was 3.21% for the first quarter of 2009, up from the 2.96% reported for the same quarter of 2008. The increase is primarily attributable to lower deposit costs and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as savings and money market accounts, which generally carry lower interest costs than other deposit alternatives.
Interest income. Interest income decreased $264,000, or 4.0%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decline can be attributed to decrease in interest earned on loans receivable of $457,000 which was partially offset by a $280,000 increase in interest earned on investment securities for the quarter.
Interest earned on loans receivable decreased $457,000, or 8.4%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease was attributed to a decline in the yield on the total loan portfolio to 6.27% for the three months ended March 31, 2009 from 7.03% for the same period in the prior year. The decline in the loan portfolio yield was due to a sharp reduction in the average quarterly prime rate of 295 basis point as compared to the 1st quarter of 2008.
Interest earned on securities increased $283,000, or 27.6%, for the three months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $10.6 million, or 11.3%, to $105.0 million at March 31, 2009 from $94.4 million for the same period in the prior year. Interest income on investment securities was also affected by an increase in the portfolio yield. The total securities portfolio yield of 5.94% for the three months ended March 31, 2009 increased by 59 basis points from 5.35% for the same period in the prior year.
Interest expense. Interest expense decreased $647,000, or 17.2%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decline in interest expense can be attributed to decreases in interest incurred on deposits and borrowings of $618,000 and $30,000, respectively. This reduction in interest cost was mainly due to the rate paid on interest-bearing liabilities which declined by 88 basis points when comparing the two quarters.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $618,000, or 18.5%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits of 3.11% for the three months ended March 31, 2009 from 4.09% for the same period in the prior year. The improvement in interest cost due to rate was partially offset by an increase in the average balance of interest-bearing deposits of $23.2 million, or 7.0%, to $354.0 million for the three months ended March 31, 2009, compared to $330.9 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below which depicts that the decrease to the costs associated with the interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.
Interest incurred on borrowed funds, declined by $30,000, or 7.1%, for the three months ended March 31, 2009, compared the same period in the prior year. This decline was primarily attributable to the reduction in the average rate of borrowed funds of 30 basis points, or 6.1%, to 4.63% for the three months ended March 31, 2009, compared to 4.93%for the same period in the prior year.
Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $154,000 was recorded for the quarter ended March 31, 2009 compared to $75,000 for the quarter ended March 31, 2008. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, increases in nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $13.4 million, or 4.1% of total loans at March, 2009 compared with $6.7 million, or 2.1% at March 31, 2008. Net charge-offs were $90,000 for the quarter ended March 31, 2009 compared with $23,000 for the quarter ended March 31, 2008. Total loans were $326.7 million at March 31, 2009 compared with $314.9 million at March 31, 2008.
Non-interest income. Non-interest income decreased $14,000 for the three-month period of 2009 over the comparable 2008 period. This decrease was the result of lower service charge revenue associated with deposit accounts, as well as a decrease in the earnings rate on bank-owned life insurance. An increase in other non-interest income was driven by greater ATM/Debit card usage and an increase in revenue from investment services.
Non-interest expense. Non-interest expense of $2,996,000 for the first quarter of 2009 was 19.1%, or $480,000, higher than the first quarter of 2008. Increases in salaries and employee benefits of $176,000 and occupancy expense of $24,000 are primarily attributable to the growth of the company. The Middlefield Banking Company opened its Cortland, Ohio, office in June 2008, while Emerald Bank acquired its Westerville, Ohio, office in November 2008. The increase in data processing costs is also attributable to the expansion that was undertaken during the prior year. Other expense grew $258,000 over the 2008 quarter. The greatest portion of this change, $155,000, was an increase in deposit insurance premiums payable to the FDIC. In addition to an overall increase in deposit insurance premiums for 2009, the company’s two banks have begun to accrue for a proposed special assessment to be levied by the FDIC on deposits as of June 30, 2009. An additional $21,000 of expense was recognized in 2009’s first quarter directly tied to increased audit/exam/regulation requirements. Higher costs associated with consulting fees, which saw an increase of $15,000, other insurance, which was higher by $11,000, and stationary and printing expense, which grew $16,000, also contributed to the increase in other expenses for the quarter.
Provision for income taxes. The Company recognized $84,000 in income tax expense, which reflected an effective tax rate of 12.0% for the three months, ended March 31, 2009, as compared to $140,000 with an effective tax rate of 16.0% for the respective 2008 period. The decline in the tax provision can be associated with a 21.7% or $190,000 decline in net income before income taxes.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2009, have remained unchanged from December 31, 2008.

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

	For the Three Months Ended March 31,
	2009			2008
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	323,330	$4,998	6.27%	311,236	$5,455	7.03%
Investments securities (taxable equivalent)	104,973	1,307	5.94%	94,357	1,024	5.35%
Interest-bearing deposits with other banks	6,805	19	1.14%	9,402	109	4.64%

Total interest-earning assets	435,108	6,324	6.11%	414,994	6,588	6.59%

Noninterest-earning assets	35,503			32,307

Total assets	$470,611			$447,301

Interest-bearing liabilities:
Interest — bearing demand deposits	27,722	61	0.89%	$21,072	74	1.41%
Money market deposits	28,796	151	2.12%	23,048	205	3.57%
Savings deposits	71,406	246	1.40%	72,391	443	2.45%
Certificates of deposit	226,107	2,259	4.05%	214,372	2,612	4.89%
Borrowings	34,520	394	4.63%	34,475	424	4.93%

Total interest-bearing liabilities	388,552	3,111	3.25%	365,357	3,758	4.13%

Noninterest-bearing liabilities
Other liabilities	47,100			46,839
Stockholders’ equity	34,959			35,105
Total liabilities and stockholders’ equity	$470,611			$447,301

Net interest income		$3,213			$2,830

Interest rate spread (2)			2.86%			2.47%
Net yield on interest-earning assets (3)			3.21%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.98%			113.59%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three periods ended March 31, 2009 and 2008, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	2009 versus 2008
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	212	-669	-457
Investments securities	142	141	283
Interest-bearing deposits with other banks	-30	-60	-90

Total interest-earning assets	324	-588	-264

Interest-bearing liabilities:
Interest — bearing demand deposits	23	-36	-13
Money market deposits	51	-105	-54
Savings deposits	-6	-191	-197
Certificates of deposit	143	-496	-353
Borrowings	1	-30	-30

Total interest-bearing liabilities	212	-859	-647

Net interest income	$111	$271	$382

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
For the three months ended March 31, 2009, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
INFLATION
Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with U.S. Generally Accepted Accounting Principles. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.
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

The following table illustrates the Company’s risk-weighted capital ratios at March 31, 2009:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	March 31,		March 31,		March 31,
	2009		2009		2009
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$43,424,752	13.20	$33,756,945	11.93	$7,615,060	16.58
For Capital Adequacy Purposes	26,324,000	8.00	22,640,800	8.00	3,674,815	8.00
To Be Well Capitalized	32,905,000	10.00	28,301,000	10.00	4,593,518	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$39,799,083	12.10	$30,816,645	10.89%	$7,039,560	15.32
For Capital Adequacy Purposes	13,162,000	4.00	11,320,400	4.00	1,837,407	4.00
To Be Well Capitalized	19,743,000	6.00	16,980,600	5.00	2,756,111	6.00

Tier I Capital
(to Average Assets)

Actual	$39,799,083	8.51	$30,816,645	7.66	$7,039,560	11.79
For Capital Adequacy Purposes	18,717,922	4.00	16,097,072	4.00	2,387,641	4.00
To Be Well Capitalized	23,397,402	5.00	20,121,340	5.00	2,984,551	5.00
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2007 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2008 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2009 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	(3.60)%	5.70%

Portfolio equity — increase (decrease)	(6.83)%	(6.16)%
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1a. There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

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
Item 3. Defaults by the Company on its senior securities
None
Item 4. Submission of matters to a vote of security holders
None
Item 5. Other information
None
Item 6. Exhibits
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2009

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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0 *	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001 exhibit
number		description	location
10.1.1	*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2	*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3	*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0	*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1	*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.3	*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4	*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7	*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002 exhibit
number		description	location
10.10	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13	*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14	*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15	*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17	*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18	*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19	*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001 exhibit
number		description	location
10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24	*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25	*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

31.1		Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2		Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32		Rule 13a-14(b) certification	filed herewith

99		Report of independent registered public accounting firm	filed herewith

*	management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: May 13, 2009	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer

32	Rule 13a-14(b) certification

99	Report of independent registered public accounting firm