Form 10-Q
period 2009-06-30
MIDDLEFIELD BANC CORP
filed 2009-08-14
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Class: Common Stock, without par value
Outstanding at August 13, 2009: 1,549,852

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,169,682	$9,795,248
Federal funds sold	7,530,082	7,548,000
Interest-bearing deposits in other institutions	120,056	112,215

Cash and cash equivalents	16,819,820	17,455,463
Investment securities available for sale	101,635,476	104,270,366
Loans	335,513,351	321,575,293
Less allowance for loan losses	3,668,122	3,556,763

Net loans	331,845,229	318,018,530
Premises and equipment	8,300,496	8,448,915
Goodwill	4,558,687	4,558,687
Bank-owned life insurance	7,569,318	7,440,687
Accrued interest and other assets	8,990,338	7,654,287

TOTAL ASSETS	$479,719,364	$467,846,935

LIABILITIES
Deposits:
Noninterest-bearing demand	$41,512,139	$42,357,154
Interest-bearing demand	30,732,983	26,404,660
Money market	34,704,138	27,845,438
Savings	87,205,502	68,968,844
Time	216,345,304	229,243,506

Total deposits	410,500,065	394,819,602
Short-term borrowings	1,237,795	1,886,253
Other borrowings	30,104,627	33,903,019
Accrued interest and other liabilities	2,198,215	2,178,813

TOTAL LIABILITIES	444,040,702	432,787,687

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,739,382 and 1,725,381 shares issued	27,617,948	27,301,403
Retained earnings	15,050,193	14,786,353
Accumulated other comprehensive loss	(255,872)	(294,901)
Treasury stock, at cost; 189,530 shares in 2009 and 2008	(6,733,607)	(6,733,607)

TOTAL STOCKHOLDERS’ EQUITY	35,678,662	35,059,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,719,364	$467,846,935

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,906,206	$5,393,090	$9,904,308	$10,848,364
Interest-bearing deposits in other institutions	2,272	3,638	9,507	8,841
Federal funds sold	3,285	22,982	7,041	102,286
Investment securities:
Taxable interest	924,120	606,382	1,777,317	1,171,461
Tax-exempt interest	453,894	456,932	900,218	910,875
Dividends on FHLB stock	15,395	29,612	30,764	59,012

Total interest income	6,305,172	6,512,636	12,629,155	13,100,839

INTEREST EXPENSE
Deposits	2,558,647	3,098,688	5,274,867	6,432,668
Short-term borrowings	4,511	7,288	10,174	17,183
Other borrowings	371,475	407,874	760,130	821,985

Total interest expense	2,934,633	3,513,850	6,045,171	7,271,836

NET INTEREST INCOME	3,370,539	2,998,786	6,583,984	5,829,003

Provision for loan losses	260,000	95,000	414,000	170,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,110,539	2,903,786	6,169,984	5,659,003

NONINTEREST INCOME
Service charges on deposit accounts	466,652	459,033	905,565	924,561
Investment securities gains, net	—	8,750	—	8,750
Earnings on bank-owned life insurance	60,054	72,374	128,631	142,462
Other income	109,514	97,060	225,475	198,895

Total noninterest income	636,220	637,217	1,259,671	1,274,668

NONINTEREST EXPENSE
Salaries and employee benefits	1,538,004	1,126,754	2,908,584	2,321,173
Occupancy expense	220,854	209,403	475,770	440,586
Equipment expense	150,738	139,326	273,433	285,436
Data processing costs	218,865	188,785	467,747	398,065
Ohio state franchise tax	123,300	117,000	246,600	234,000
FDIC assessment	271,119	28,790	443,160	45,692
Other expense	780,117	768,916	1,483,491	1,369,694

Total noninterest expense	3,302,997	2,578,974	6,298,785	5,094,646

Income before income taxes	443,762	962,029	1,130,870	1,839,025
Income taxes	(17,000)	179,000	67,000	319,000

NET INCOME	$460,762	$783,029	$1,063,870	$1,520,025

EARNINGS PER SHARE
Basic	$0.30	$0.51	$0.69	$0.99
Diluted	0.30	0.51	0.69	0.98

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.51
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Loss	Stock	Equity	Income

Balance, December 31, 2008	$27,301,403	$14,786,353	$(294,901)	$(6,733,607)	$35,059,248

Net income		1,063,870			1,063,870	$1,063,870
Other comprehensive income:
Unrealized gains on available for sale securities net of taxes of $20,105			39,029		39,029	39,029

Comprehensive income						$1,102,899

Stock based compensation expense recognized in earnings	30,294				30,294
Dividend reinvestment and purchase plan	286,251				286,251
Cash dividends ($0.52 per share)		(800,030)			(800,030)

Balance, June 30, 2009	$27,617,948	$15,050,193	$(255,872)	$(6,733,607)	$35,678,662

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,063,870	$1,520,025
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses	414,000	170,000
Depreciation	293,687	253,770
Amortization of premium and discount on investment securities	(190,860)	108,373
Amortization of deferred loan fees, net	(35,342)	(80,287)
Earnings on bank-owned life insurance	(128,631)	(142,463)
Compensation for stock option expense	30,294	7,524
Increase in accrued interest receivable	104,605	42,045
Decrease in accrued interest payable	(222,688)	(205,513)
Other, net	(343,635)	(358,975)

Net cash provided by operating activities	985,301	1,314,499

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	10,571,248	8,578,818
Purchases	(7,686,364)	(18,144,564)
Increase in loans, net	(15,066,292)	(10,769,677)
Purchase of Federal Home Loan Bank stock	(14,100)	(61,500)
Purchase of premises and equipment	(145,269)	(1,183,218)

Net cash used for investing activities	(12,340,777)	(21,580,141)

FINANCING ACTIVITIES
Net increase in deposits	15,680,463	11,170,442
Increase (decrease) in short-term borrowings, net	(648,458)	4,201,713
Repayment of other borrowings	(3,798,390)	(1,739,002)
Proceeds from other borrowings	—	1,000,000
Purchase of treasury stock	—	(1,350,881)
Proceeds from dividend reinvestment & purchase plan	286,251	352,860
Cash dividends	(800,030)	(781,981)

Net cash provided by financing activities	10,719,836	12,853,151

Decrease in cash and cash equivalents	(635,643)	(7,412,491)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,455,463	17,815,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,819,820	$10,402,831

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,267,859	$7,516,559
Income taxes	275,000	350,000
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
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
Certain items contained in the 2008 financial statements have been reclassified to conform to the presentation for 2009. Such reclassifications had no effect on the net results of operations.
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
In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
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
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.
In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP will not have a material effect on the Company’s results of operations or financial position.
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP will not have a material effect on the Company’s results of operations or financial position.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP will not have a material effect on the Company’s results of operations or financial position.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP will not have a material effect on the Company’s results of operations or financial position.

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
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 5 herein.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position or results of operations.
NOTE 2 — STOCK-BASED COMPENSATION
During the six months ended June 30, 2009, the Company recorded $30,294 in compensation cost. As of June 30, 2009 there was approximately $36,676 of unrecognized compensation cost related to the unvested share-based compensation awards granted. The cost is expected to be recognized in 2009. The Company had 23,500 unvested stock options outstanding as of June 30, 2009.
Stock option activity during the six months ended June 30, 2009 and 2008 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2009	Price	2008	Price

Outstanding, January 1	110,465	$27.21	88,211	$28.34
Granted	—	—	1,337	36.25
Exercised	—	—	(842)	19.11
Forfeited	(7,575)	33.60	—	—

Outstanding, June 30	102,890	$26.74	88,706	$28.55

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	1,731,490	1,707,946	1,729,344	1,705,266

Average treasury stock shares	(189,530)	(177,691)	(189,530)	(166,117)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,541,960	1,530,255	1,539,814	1,539,149

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,578	18,352	1,591	19,345

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,543,538	1,548,607	1,541,405	1,558,494

Options to purchase 92,616 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the six months ended June 30, 2009 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of June 30, 2009. Options to purchase 25,897 shares of common stock at prices ranging from $36.25 to $40.24 were outstanding during six months ended June 30, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of June 30, 2008.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2009, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).

The following shows the components and activity of comprehensive income during the periods ended June 30, 2009 and 2008 (net of the income tax effect):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Unrealized holding gains (losses) arising during the period on securities held	$570,161	$(1,312,215)	$39,029	$(1,080,231)

Reclassification adjustment for gains included in net income	—	5,775	—	5,775

Net change in unrealized gains (losses) during the period	570,161	(1,306,440)	39,029	(1,074,456)
Unrealized holding gains and (losses), beginning of period	(826,033)	179,015	(294,901)	(52,969)

Unrealized holding losses, end of period	(255,872)	(1,127,425)	(255,872)	(1,127,425)

Net income	460,762	783,029	1,063,870	1,520,025
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	570,161	(1,306,440)	39,029	(1,074,456)

Comprehensive income (loss)	$1,030,923	$(523,411)	$1,102,899	$445,569

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
The following tables present the assets measured on a recurring basis on the consolidated balance sheet at their fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment securities available for sale	$955,508	$95,366,104	$5,313,864	$101,635,476

	December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment securities available for sale	$1,022,162	$96,568,054	$6,680,150	$104,270,366
Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The following table presents the changes in the Level III fair-value category for the quarter ended June 30, 2009.
The following represent fair value measurements using significant unobservable inputs (Level III):

Available-for-Sale
Securities

Balance, December 31, 2008	$6,680,150
Total gains or losses (realized/unrealizes)
Included in earnings	—
Included in other comprehensive loss	(1,366,286)
Purchases, issuances and settlements	—
Transfers in and/or out of Level III	—

Balance, June 30, 2009	$5,313,864

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the quarter ended June 30, 2009 are reported as investment securities gains (losses), net on the Consolidated Statement of Income.
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
The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of June 30, 2009 and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	June 30, 2009
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$1,342,736	$2,366,592	$3,709,328

	December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$1,194,594	$1,027,366	$2,221,960
The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2009		December 30, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$16,819,820	$16,819,820	$17,455,464	$17,455,464
Investment securities Available for sale	101,635,476	101,635,476	104,270,366	104,270,366
Net loans	331,845,229	329,576,631	318,018,530	317,010,526
Bank-owned life insurance	7,569,318	7,569,318	7,440,687	7,440,687
Federal Home Loan Bank stock	1,887,200	1,887,200	1,873,100	1,873,100
Accrued interest receivable	1,341,769	1,341,769	1,446,373	1,446,373

Financial liabilities:
Deposits	$410,500,065	$413,061,178	$394,819,601	$399,946,594
Short-term borrowings	1,237,795	1,237,795	1,886,253	1,886,253
Other borrowings	30,104,627	32,102,463	33,903,019	35,771,019
Accrued interest payable	1,076,426	1,076,426	1,299,114	1,299,114
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
NOTE 6 — INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$3,338,056	$59,826	$(46,326)	$3,351,556
Obligations of states and political subdivisions:
Taxable	499,644	8,381	—	508,025
Tax-exempt	44,812,145	524,658	(840,471)	44,496,332
Mortgage-backed securities	52,429,033	1,368,013	(1,472,989)	52,324,057

Total debt securities	101,078,878	1,960,878	(2,359,786)	100,679,970
Equity Securities	944,283	71,425	(60,202)	955,506

Total	$102,023,161	$2,032,303	$(2,419,988)	$101,635,476

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$4,376,650	$126,912	$—	$4,503,562
Obligations of states and political subdivisions:
Taxable	499,528	—	(3,278)	496,250
Tax-exempt	44,328,318	405,958	(1,050,244)	43,684,032
Mortgage-backed securities	54,568,407	1,042,038	(1,046,085)	54,564,360

Total debt securities	103,772,903	1,574,908	(2,099,607)	103,248,204
Equity Securities	944,283	141,079	(63,200)	1,022,162

Total	$104,717,186	$1,715,987	$(2,162,807)	$104,270,366

The amortized cost and fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,219,224	$1,236,760
Due after one year through five years	7,061,546	7,360,949
Due after five years through ten years	12,713,108	12,872,703
Due after ten years	80,085,000	79,209,558

Total	$101,078,878	$100,679,970

Proceeds from sales of investment securities available for sale were $0 during the six-months ended June 30, 2009. Gross gains and gross losses realized were $0 and $8,750, respectively, during the six-months ended June 30, 2009. There were no sales of investment securities available for sale during the six-months ended June 30, 2009 and 2008.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$744,797	$(18,259)	$971,932	$(28,068)	$1,716,729	$(46,326)
Obligations of states and political subdivisions	3,643,236	(119,537)	19,673,799	(720,934)	23,317,035	(840,471)
Mortgage-backed securities	7,293,546	(310,390)	6,675,971	(1,162,599)	13,969,517	(1,472,989)
Equity securities	220,250	(29,750)	15,500	(30,452)	235,750	(60,202)

Total	$11,901,829	$(477,935)	$27,337,202	$(1,942,053)	$39,239,031	$(2,419,988)

	December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	17,777,295	(561,005)	7,820,417	(492,517)	25,597,712	(1,053,522)
Mortgage-backed securities	16,107,618	(966,793)	5,062,619	(79,292)	21,170,237	(1,046,085)
Equity securities	221,500	(28,500)	11,250	(34,700)	232,750	(63,200)

Total	$34,106,413	$(1,556,298)	$12,894,286	$(606,509)	$47,000,699	$(2,162,807)

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (OTTI) pursuant to FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP SFAS 115-1 and 124-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Company to assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FSP FAS 115-2, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and the Company did not have the positive intent and ability to hold the security until recovery or maturity.
The Company adopted FSP FAS 115-2 during the second quarter of 2009. FSP FAS 115-2 amended the OTTI model for debt securities. Under the new guidance, OTTI losses must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if a Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.
Under FSP FAS 115-2, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of the Company’s adoption of FSP FAS 115-2, the credit loss component of an OTTI is recorded as a component of investment securities gains (losses) in the accompanying consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.
Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 95% of the total available-for-sale portfolio as of June 30, 2009 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $5.3 million for which the Company evaluates credit losses on a quarterly basis. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
•	The length of time and the extent to which the fair value has been less than the amortized cost basis.
•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;
•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.
For the six months ended June 30, 2009, there were no available-for-sale debt securities with an unrealized loss that has suffered OTTI.
NOTE 7 — SUBSEQUENT EVENTS
The Company assessed events occurring subsequent to June 30, 2009 through August 12, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 12, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased by $12.0 million or 2.5% from December 31, 2008 to June 30, 2009 to a balance of $479.7 million. Loans receivable and accrued interest and other assets increased $13.9 million and $1.3 million respectively. The increase in total assets reflects a corresponding increase in total liabilities of $11.3 million or 2.6% and an increase in stockholders’ equity of $619,000 or 1.8%. The increase in total liabilities was primarily the result of deposit growth of $15.7 million. The increase in stockholders’ equity was the result of increases in common stock, retained earnings and accumulated other comprehensive loss of $317,000, $264,000 and $39,000 respectively.
Cash on hand and due from banks. Cash and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash and cash equivalents declined $636,000 or 3.6% to $16.8 million at June 30, 2009 from $17.5 million at December 31, 2008. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.
Investment securities. Investment securities available for sale ended the June 30, 2009 quarter at $101.6 million a decrease of $2.6 million or 2.5% from $104.3 million at December 31, 2008. During this period the Company recorded purchases of available for sale securities of $7.7 million, consisting of purchases of mortgage-backed securities. Offsetting the purchases of securities were repayments and maturities of securities of $10.6 million during the six months ended June 30, 2009. In addition, the securities portfolio increased approximately $59,000 due to a increase in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss will be realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $13.8 million or 4.3% to $331.9 million as of June 30, 2009 from $318.0 million at December 31, 2008. Included in this increase was an increase in the commercial real estate loan portfolio of $11.4 million or 26.8% during the six months ended June 30, 2009. The Company’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Company has taken a proactive approach in contacting new and current clients to ensure that the Company is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at June 30, 2009. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Non-performing assets. Non-performing assets included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Non-performing loans amounted to $14.0 million or 4.2% and $8.5 million or 2.6% of total loans at June 30, 2009 and December 31, 2008, respectively. The increase in nonperforming assets has occurred primarily in real estate mortgage loans and other real estate owned. Non-performing loans secured by real estate totaled $11.7 million as of June 30, 2009, up $7.2 million from $4.5 million at December 31, 2008. The depressed state of the economy and rising levels of unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.
Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008

Nonperforming loans	$14,023	$13,370	$8,481	$6,749	$6,530
Real estate owned	1,967	1,331	1,106	1,108	911

Nonperforming assets	$15,991	$14,701	$9,587	$7,857	$7,441

Allowance for loan losses	$3,668	$3,621	$3,557	$3,614	$3,435

Ratios
Nonperforming loans to total loans	4.18%	4.16%	2.64%	2.11%	2.04%
Nonperforming assets to total assets	3.33%	3.14%	2.11%	1.76%	1.66%
Allowance for loan losses to total loans	1.09%	1.13%	1.11%	1.13%	1.08%
Allowance for loan losses to nonperforming loans	26.16%	27.08%	41.94%	53.55%	52.60%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2009, 83.6% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $410.5 million or 92.9% of the Company’s total funding sources at June 30, 2009. Total deposits increased $15.7 million or 4.0% to $410.5 million at June 30, 2009 from $394.8 million at December 31, 2008. The increase in deposits is primarily related to the growth of savings deposits that totaled $87.2 million at June 30, 2009 an increase of $18.2 million or 26.4% for the year. Interest-bearing demand and money market accounts increased $4.3 and $6.9 while time deposits declined by $12.9 million during the six months ended June 30, 2009.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Borrowed funds declined $4.5 million or 12.4% to $31.3 million at June 30, 2009 from $35.8 million at December 31, 2008. The majority of the decrease came from FHLB borrowings which declined $3.8 million or 11.2%. The decline in FHLB advances was the result of matured borrowings which were replaced with deposit growth.

Stockholders’ equity. Stockholders’ equity increased $619,000 or 1.8% to $35.7 million at June 30, 2009 from $35.0 million at December 31, 2008. The increase in stockholders’ equity was the result of increases in common stock and retained earnings of $317,000 and $264,000, respectively. Stockholders’ equity was also increased by a decline in other comprehensive loss of $39,000.
The decrease of accumulated other comprehensive loss was the result of an increase in the mark to market value of the Company’s securities available for sale portfolio. The increase in common stock was due to stock purchased through the dividend reinvestment plan and stock based compensation expense recognized in earnings of $286,251 and $30,294, respectively. The increase in retained earnings was the result of $1.1 million in net income for the six months which was partially offset by $800,000 in cash dividends.
RESULTS OF OPERATIONS
General. Net income for the second quarter of 2009 of $461,000, a $322,000, or 41.2% decrease from the $783,000 earned during the second quarter of 2008. Net income for the six months ended June 30, 2009, was $1,064,000, a $456,000, or 30.0% decrease from the $1,520,000 earned during the same period in 2008. Diluted earnings per share for the second quarter of 2009 were $0.30 compared to $0.51 for the same period in 2008. Year-to-date diluted earnings per share were $0.69 in 2009 compared to $0.98 in 2008.
The company’s annualized return on average assets (ROA) and return on average equity (ROE) for the second quarter were 0.39% and 5.22%, respectively, compared with 0.70% and 9.11% for the second quarter of 2008. For the first six months of 2009, the company’s annualized ROA was 0.45% compared to 0.68% in 2008, while the ROE was 6.04% compared to 8.86% for the same period of 2008.
The single most significant impact to the company’s year-to-date earnings was an increase in the amount of premiums paid for FDIC insurance coverage. This expense totaled $443,000 for the six months ended June 30, 2009, a $397,000 increase from the $46,000 recorded for the same period in 2008. In addition to its regular assessment increase, the FDIC issued a special one-time assessment to replenish reserves depleted by bank failures in the last two years. The special assessment totaled $220,000 and was expensed entirely in the first six months of 2009.
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
Net interest income totaled $3.4 million for the second quarter of 2009, an increase of 12.4% from the $3.0 million reported for the comparable period of 2008. The net interest margin of 3.28% for the second quarter of 2009 showed improvement over the 3.09% reported for the same quarter of 2008. The increase in the net interest margin is primarily attributable to the reduced cost of interest-bearing liabilities by $579,000 compared to the same period in 2008.
Net interest income increased $755,000, or 13.0%, for the six months ended June 30, 2009 compared to the same period in the prior year. For the same reason as the second quarter the net interest margin was primarily attributable to the reduced cost of interest-bearing liabilities by $1.2 million compared to the same period in 2008. The net interest margin of 3.23% for the first two quarters of 2009 was up from the 3.03% reported for the same period of 2008. The increasing margin for the first six months of the year is primarily attributable to the change in the mix of our deposit base along with the declining rate environment in which helped us reduce our interest cost.
Interest income. Interest income declined $207,000, or 3.2%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease can be attributed to a 49 basis point drop in the yield on interest-earning assets for the quarter. The largest factor in this decline was the 82 basis point loan yield reduction due to the falling prime rate for the period. This decline was partly offset by an 84 basis point increase in the investment portfolio. Interest income decreased $472,000, or 3.6%, for the six months ended June 30, 2009, compared to the same period in the prior year. This decline can be attributed to a decrease in interest earned on loans receivable of $944,000 which was partially offset with a $578,000 increase in earnings from the investment portfolio.
Interest earned on loans declined 487,000, or 9.0%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decline was the result of an increase in the average balance in the loan portfolio which was more than offset by a reduction of interest income due to the lower rate environment.
For the six months ended June 30, 2009, interest earned on loans receivable decreased $944,000, or 8.7%, compared to the same period in the prior year. This decrease was attributable to an increase in the average balance of loans outstanding of $11.5 million, or 3.7%, to $326.2 million for the six months ended June 30, 2009 compared to $314.7 million for the same period in the prior year. Loan interest income was reduced by a decline in the yield on the loans to 6.12% for the six months ended June 30, 2009 from 6.91% for the same period in the prior year.

Interest earned on securities increased $302,000, or 28.1%, for the three months ended June 30, 2009, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $6.3 million, or 6.5%, to $103.8 million at June 30, 2009 from $97.4 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 6.23% for the three months ended June 30, 2009 from 5.39% for the same period in the prior year.
Interest earned on securities increased $578,000, or 27.5%, for the six months ended June 30, 2009, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $8.5 million, or 8.9%, to $104.4 million at June 30, 2009 from $95.9 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 6.07% for the six months ended June 30, 2009 from 5.37% for the same period in the prior year.
Interest expense. Interest expense declined $579,000, or 16.5%, for the three months ended June 30, 2009, compared to the same period in the prior year. The decrease in interest expense can be attributed to a combination of two factors:
1.	A volume increase in the balance of interest-bearing liabilities of $25.3 million resulting in $104,000 of additional interest cost.
2.	The interest rate on interest-bearing liabilities declining by 83 basis points from 3.80% for the second quarter of 2008 to 2.97% for the same period in 2009.
Interest expense decreased $1.2 million, or 16.9%, for the six months ended June 30, 2009, compared to the same period in the prior year. The decrease in interest expense can be attributed to a combination of two factors:
1.	A volume increase in the balance of interest-bearing liabilities of $24.2 million resulting in $332,000 of additional interest cost.
2.	The interest rate on interest-bearing liabilities declining by 85 basis points from 3.96% for the first two quarters of 2008 to 3.11% for the same period in 2009.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, decreased $540,000, or 17.4%, for the three months ended June 30, 2009, compared to the same period in the prior year. This reduced cost was primarily attributable to the average balance of interest-bearing deposits which increased by $28.1 million, or 8.4%, to $364.4 million for the three months ended June 30, 2009, compared to $336.3 million for the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 2.82% from 3.70% for the quarters ended June 30, 2009 and 2008, respectively. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilize rate surveys to keep its total interest expense costs down.
For the six months ended June 30, 2009 interest incurred on deposits declined $1.2 million, or 18.0%, compared to the same period in the prior year. This decrease was primarily attributable to an increase in the average balance of interest-bearing deposits of $25.6 million, or 7.7%, to $359.2 million for the six months ended June 30, 2009, compared to $333.6 million for the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 2.96% from 3.87% for the six months June 30, 2009 and 2008, respectively.
Interest incurred on borrowed funds, declined by $39,000 or 9.4%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decline was due to both a decrease in the average balance of borrowing and a reduction in the rate paid. The rate of the borrowings declined to 4.78% from 4.83% for the quarters ended June 30, 2009 and 2008, respectively. Adding to the reduction in the cost of these funds was a decline in the average balance of borrowed funds of $2.8 million, or 8.3%, to $31.6 million for the three months ended June 30, 2009, compared to $34.4 million for the same period in the prior year.
For the six months ended June 30, 2009, interest incurred on borrowed funds decreased by $69,000, or 8.2%, compared to the same period in the prior year. As with the quarterly results this decline was due to both a decrease in the average balance of borrowing and a reduction in the rate paid. The average balance of borrowed funds declined by $1.4 million, or 4.1%, to $33.1 million for the six months ended June 30, 2009, compared to $34.5 million for the six months ended June 30, 2008.
Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable credit losses in the loan portfolio. Based on this review, a provision for loan losses of $260,000 was recorded for the quarter ended June 30, 2009 compared to $95,000 for the quarter ended June 30, 2008. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, increases in nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $14.0 million, or 4.18% of total loans at June 30, 2009 compared with $6.5 million, or 2.04% at June 30, 2008. Net charge-offs were $212,000 for the quarter ended June 30, 2009 compared with $11,000 for the quarter ended June 30, 2008. Total loans were $335.5 million at June 30, 2009 compared with $319.4 million at June 30, 2008.

Non-interest income. Non-interest income decreased $1,000, or 0.2%, and $15,000, or 1.2%, for the three and six months ended June 30, 2009, respectively, compared to the same periods of 2008. This decrease is primarily a result of lower earnings on bank-owned life insurance, precipitated by the lower interest rate environment and, for the six-month period, a decrease in the level of deposit service charges. Other non-interest income increased during both periods, led by revenue from investment services, which reflected an increase of $21,000 for the six-month period.
Non-interest expense. Total operating expenses increased $724,000, or 28.1%, and $1,204,000, or 23.6%, for the respective three and six month periods ended June 30, 2009, when compared to the same periods of 2008. The higher FDIC insurance expenses contributed $242,000 and $397,000, respectively, to the quarter and year-to-date increase in operating expenses. Higher salary and benefit costs, which increased $411,000, or 36.5%, and $587,000, or 25.3%, over the three and six month periods ended June 30, 2008, were primarily driven by the addition of two banking offices. The Cortland office of The Middlefield Banking Company opened in June of 2008, while the Westerville office of Emerald Bank was acquired in November 2008. Increasing health insurance costs are reflected in an expense increase of $133,000 for the six months of 2009 over that recorded for the same period of the prior year.
Data processing costs increased $30,000 for the three-month period and $70,000 for the six-month period over the 2008 level. These increases were driven by both the addition of the two banking offices and by an increase in the number of customers. Other non-interest expenses for 2009 reflected an increase of $114,000 for the six-month period over 2008. The most significant factor in this change was the recognition of a $55,000 loss on other real estate owned. Other increases over the 2008 six month period included $23,000 for regulatory examinations and audits, $18,000 for other insurance, and $18,000 in ATM fees.
Provision for income taxes. The Company recognized $67,000 in income tax expense, which reflected an effective tax rate of 6.0% for the six months, ended June 30, 2009, as compared to $319,000 with an effective tax rate of 17.5% for the respective 2008 period. The reduction in income tax expense for the six month period was due to an increase in the percentage of tax-exempt income to total income before taxes. For the six months ending June 30, 2009 tax-exempt income represented 79.6% of total income before taxes compared to 49.5% for the same period in 2008.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2009, have remained unchanged from December 31, 2008.
Average Balance Sheet and Yield/Rate Analysis. The following tables sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.
Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2009 and 2008, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months Ended June 30,
	2009			2008
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$329,124	$4,906	5.98%	$318,134	$5,393	6.80%
Investments securities (taxable equivalent)	103,752	1,378	6.23%	97,444	1,076	5.39%
Interest-bearing deposits with other banks	7,493	21	1.12%	4,785	53	4.41%

Total interest-earning assets	440,369	6,305	5.96%	420,363	6,522	6.45%

Noninterest-earning assets	36,177			27,425

Total assets	$476,547			$447,788

Interest-bearing liabilities:
Interest-bearing demand deposits	$31,315	76	0.97%	$22,911	68	1.19%
Money market deposits	33,097	170	2.06%	24,419	186	3.06%
Savings deposits	83,310	336	1.62%	72,012	323	1.80%
Certificates of deposit	216,641	1,977	3.66%	216,920	2,522	4.66%
Borrowings	31,606	376	4.78%	34,448	415	4.83%

Total interest-bearing liabilities	395,968	2,935	2.97%	370,710	3,514	3.80%

Noninterest-bearing liabilities
Other liabilities	45,359			42,708
Stockholders’ equity	35,220			34,370
Total liabilities and stockholders’ equity	$476,547			$447,788

Net interest income		$3,370			$3,008

Interest rate spread (2)			2.98%			2.64%
Net yield on interest-earning assets (3)			3.28%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.21%			113.39%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2009 versus 2008
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$186	$(673)	$(487)
Investments securities	85	217	302
Interest-bearing deposits with other banks	30	(62)	(32)

Total interest-earning assets	301	(518)	(217)

Interest-bearing liabilities:
Interest-bearing demand deposits	25	(17)	8
Money market deposits	66	(82)	(16)
Savings deposits	51	(38)	13
Certificates of deposit	(3)	(542)	(545)
Borrowings	(34)	(4)	(39)

Total interest-bearing liabilities	104	(683)	(579)

Net interest income	$196	$165	$362

	For the Six Months Ended June 30,
	2009			2008
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$326,223	$9,904	6.12%	$314,668	$10,848	6.91%
Investments securities (taxable equivalent)	104,362	2,678	6.07%	95,862	2,100	5.37%
Interest-bearing deposits with other banks	9,030	47	1.06%	7,257	161	4.46%

Total interest-earning assets	439,616	12,629	6.01%	417,787	13,109	6.52%

Noninterest-earning assets	34,167			27,171
Total assets	$473,783			$444,958

Interest-bearing liabilities:
Interest-bearing demand deposits	29,519	137	0.94%	$21,983	142	1.30%
Money market deposits	30,947	321	2.09%	23,732	391	3.31%
Savings deposits	77,358	582	1.52%	72,750	765	2.11%
Certificates of deposit	221,374	4,235	3.86%	215,103	5,134	4.79%
Borrowings	33,063	770	4.70%	34,460	839	4.88%

Total interest-bearing liabilities	392,260	6,045	3.11%	368,028	7,271	3.96%

Noninterest-bearing liabilities
Other liabilities	46,303			42,632
Stockholders’ equity	35,220			34,298
Total liabilities and stockholders’ equity	$473,783			$444,958

Net interest income		$6,584			$5,838

Interest rate spread (2)			2.90%			2.56%
Net yield on interest-earning assets (3)			3.23%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.07%			113.52%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2009 versus 2008
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$398	$(1,342)	$(944)
Investments securities	228	350	578
Interest-bearing deposits with other banks	39	(153)	(114)

Total interest-earning assets	665	(1,145)	(480)

Interest-bearing liabilities:
Interest-bearing demand deposits	49	(54)	(5)
Money market deposits	119	(189)	(70)
Savings deposits	48	(232)	(183)
Certificates of deposit	150	(1,049)	(899)
Borrowings	(34)	(35)	(69)

Total interest-bearing liabilities	332	(1,558)	(1,226)

Net interest income	$333	$413	$746

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
For the six months ended June 30, 2009, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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

The following table illustrates the Company’s risk-weighted capital ratios at June 30, 2009:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$42,962,580	12.61%	$33,444,950%	$11.41%	$7,243,864	15.29%
For Capital Adequacy Purposes	27,246,720	8.00	23,443,360	8.00	3,789,033	8.00
To Be Well Capitalized	34,058,400	10.00	29,304,200	10.00	4,736,292	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$39,289,407	11.54%	$30,550,188%	$10.43%	$6,649,589	14.04%
For Capital Adequacy Purposes	13,623,360	4.00	11,721,680	4.00	1,894,517	4.00
To Be Well Capitalized	20,435,040	6.00	17,582,520	5.00	2,841,775	6.00

Tier I Capital (to Average Assets)

Actual	$39,289,407	8.42%	$30,550,188%	$7.56%	$6,649,589	11.20%
For Capital Adequacy Purposes	18,657,991	4.00	16,168,517	4.00	2,375,816	4.00
To Be Well Capitalized	23,322,489	5.00	20,210,646	5.00	2,969,769	5.00
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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2009 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2009 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2009 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	(2.14)%	6.97%

Portfolio equity — increase (decrease)	(6.97)%	(3.56)%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults by the Company on its senior securities
None
Item 4. Submission of matters to a vote of security holders
The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 13, 2009:
(a) The following directors were elected to a three year term expiring in 2012:

Name	Shares For	Shares Withheld

Richard T. Coyne	1,066,174	14,323

James R. Heslop, II	1,068,820	11,676

Robert Toth	1,073,156	7,341
(b) The recommendation of the Board of Directors to ratify the appointment of S. R. Snodgrass, A.C. as the Company’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,077,415 shares in favor, 922 shares against, and 2,160 shares abstaining.
Item 5. Other information
None
Item 6. Exhibits
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2009

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

exhibit
number		description	location
4.2		Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3		Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1	*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2	*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3	*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0	*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1	*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.3	*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4	*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7	*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008 exhibit
number	description	location
10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004 exhibit
number		description	location
10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24	*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25	*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

31.1		Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2		Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32		Rule 13a-14(b) certification	filed herewith

99		Report of independent registered public accounting firm	filed herewith

*	management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: August 13, 2009	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer

EXHIBIT INDEX

exhibit number	description	location

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99	Report of independent registered public accounting firm	filed herewith