Form 10-Q
period 2009-09-30
MIDDLEFIELD BANC CORP
filed 2009-11-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Class: Common Stock, without par value
Outstanding at November 12, 2009: 1,556,774

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$11,143,127	$9,795,248
Federal funds sold	19,533,878	7,548,000
Interest-bearing deposits in other institutions	120,885	112,215

Cash and cash equivalents	30,797,890	17,455,463
Investment securities available for sale	116,880,660	104,270,366
Loans	345,918,924	321,575,293
Less allowance for loan losses	4,422,250	3,556,763

Net loans	341,496,674	318,018,530
Premises and equipment	8,256,905	8,448,915
Goodwill	4,558,687	4,558,687
Bank-owned life insurance	7,637,731	7,440,687
Accrued interest and other assets	8,317,212	7,654,287

TOTAL ASSETS	$517,945,759	$467,846,935

LIABILITIES
Deposits:
Noninterest-bearing demand	$40,963,722	$42,357,154
Interest-bearing demand	34,877,418	26,404,660
Money market	42,078,988	27,845,438
Savings	99,322,206	68,968,844
Time	230,686,676	229,243,506

Total deposits	447,929,010	394,819,602
Short-term borrowings	1,667,967	1,886,253
Other borrowings	28,772,173	33,903,019
Accrued interest and other liabilities	2,097,903	2,178,813

TOTAL LIABILITIES	480,467,053	432,787,687

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,746,304 and 1,725,381 shares issued	27,759,557	27,301,403
Retained earnings	14,860,713	14,786,353
Accumulated other comprehensive income/(loss)	1,592,043	(294,901)
Treasury stock, at cost; 189,530 shares in 2009 and 2008	(6,733,607)	(6,733,607)

TOTAL STOCKHOLDERS’ EQUITY	37,478,706	35,059,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,945,759	$467,846,935

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$5,175,354	$5,425,266	$15,079,662	$16,273,630
Interest-bearing deposits in other institutions	2,293	1,949	11,800	10,790
Federal funds sold	3,936	22,181	10,977	124,467
Investment securities:
Taxable interest	975,580	622,184	2,752,897	1,793,645
Tax-exempt interest	474,629	449,351	1,374,847	1,360,226
Dividends on FHLB stock	15,847	29,514	46,611	88,526

Total interest income	6,647,639	6,550,445	19,276,794	19,651,284

INTEREST EXPENSE
Deposits	2,501,502	2,948,998	7,776,369	9,381,666
Short term borrowings	4,987	17,610	15,161	34,793
Other borrowings	354,769	432,055	1,114,899	1,254,040

Total interest expense	2,861,258	3,398,663	8,906,429	10,670,499

NET INTEREST INCOME	3,786,381	3,151,782	10,370,365	8,980,785

Provision for loan losses	1,346,000	187,000	1,760,000	357,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,440,381	2,964,782	8,610,365	8,623,785

NONINTEREST INCOME
Service charges on deposit accounts	488,747	493,228	1,394,312	1,417,789
Investment securities gains, net	—	25,758	—	34,508
Earnings on bank-owned life insurance	68,413	75,336	197,044	217,798
Other income	133,300	85,925	358,775	284,820

Total noninterest income	690,460	680,247	1,950,131	1,954,915

NONINTEREST EXPENSE
Salaries and employee benefits	1,395,388	1,322,026	4,303,972	3,643,199
Occupancy expense	215,768	203,298	691,538	643,884
Equipment expense	151,742	150,334	425,175	435,770
Data processing costs	224,615	193,033	692,362	591,098
Ohio state franchise tax	123,300	117,000	369,900	351,000
FDIC assessment	86,108	71,702	529,268	117,394
Other expense	843,030	672,188	2,326,521	2,041,882

Total noninterest expense	3,039,951	2,729,581	9,338,736	7,824,227

Income before income taxes	90,890	915,448	1,221,760	2,754,473
Income taxes	(122,574)	211,000	(55,574)	530,000

NET INCOME	$213,464	$704,448	$1,277,334	$2,224,473

EARNINGS PER SHARE
Basic	$0.14	$0.46	$0.83	$1.45
Diluted	0.14	0.46	0.83	1.44

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.77
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income/(Loss)	Stock	Equity	Income

Balance, December 31, 2008	$27,301,403	$14,786,353	$(294,901)	$(6,733,607)	$35,059,248

Net income		1,277,334			1,277,334	$1,277,334
Other comprehensive income:
Unrealized gains on available for sale securities net of taxes of $972,040			1,886,944		1,886,944	1,886,944
Comprehensive income						$3,164,278

Stock based compensation expense recognized in earnings	45,441				45,441
Dividend reinvestment and purchase plan	412,713				412,713
Cash dividends ($0.78 per share)		(1,202,974)			(1,202,974)

Balance, September 30, 2009	$27,759,557	$14,860,713	$1,592,043	$(6,733,607)	$37,478,706

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,277,334	$2,224,473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,760,000	357,000
Investment securities gains, net	—	(34,509)
Depreciation	437,477	393,883
Amortization of premium and discount on investment securities	(385,732)	158,650
Amortization of deferred loan fees, net	(43,495)	(104,138)
Earnings on bank-owned life insurance	(197,044)	(217,799)
Compensation for stock option expense	45,441	11,286
Loss on other real estate owned	182,796	—
Increase in accrued interest receivable	(408,746)	(364,938)
Decrease in accrued interest payable	(233,106)	(223,246)
Other, net	(391,146)	(123,615)

Net cash provided by operating activities	2,043,780	2,077,047

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	14,902,736	11,598,563
Proceeds from sale of securities	—	2,929,439
Purchases	(24,268,290)	(27,760,155)
Increase in loans, net	(26,146,245)	(11,751,849)
Purchase of Federal Home Loan Bank stock	(14,100)	(85,200)
Proceeds from the sale of other real estate owned	100,000
Purchase of premises and equipment	(245,468)	(1,367,701)

Net cash used for investing activities	(35,671,368)	(26,436,903)

FINANCING ACTIVITIES
Net increase in deposits	53,109,408	17,046,151
Increase (decrease) in short-term borrowings, net	(218,286)	183,092
Repayment of other borrowings	(5,130,846)	(7,707,395)
Proceeds from other borrowings	—	12,000,000
Purchase of treasury stock	—	(1,350,881)
Proceeds from dividend reinvestment & purchase plan	412,713	498,193
Cash dividends	(1,202,974)	(1,177,829)

Net cash provided by financing activities	46,970,015	19,491,331

Increase (decrease) in cash and cash equivalents	13,342,427	(4,868,525)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,455,463	17,815,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,797,890	$12,946,797

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$9,147,651	$10,901,695
Income taxes	275,000	400,000
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
Recent Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 5 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 5 herein.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.
NOTE 2 — STOCK-BASED COMPENSATION
During the nine months ended September 30, 2009, the Company recorded $45,441 in compensation cost. As of September 30, 2009, there was approximately $21,529 of unrecognized compensation cost related to the unvested share-based compensation awards granted. The cost is expected to be recognized in 2009. The Company had 23,500 unvested stock options outstanding as of September 30, 2009.
Stock option activity during the nine months ended September 30, 2009 and 2008 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2009	Price	2008	Price

Outstanding, January 1	110,465	$27.21	88,211	$28.04
Granted	—	—	1,337	36.25
Exercised	—	—	(992)	19.80
Forfeited	(7,575)	33.60	(1,591)	23.48

Outstanding, September 30	102,890	$26.74	86,965	$28.34

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	1,740,586	1,712,574	1,733,107	1,707,720

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(173,979)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,551,056	1,523,044	1,543,577	1,533,741

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	13	2,329	1,100	12,659

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,551,069	1,525,373	1,544,677	1,546,400

Options to purchase 92,618 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the three and nine months ended September 30, 2009 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2009. Options to purchase 68,626 and 27,234 shares of common stock at prices ranging from $23.13 to $40.24 and $36.25 to $40.24 were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2008.

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2009, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended September 30, 2009 and 2008 (net of the income tax effect):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Unrealized holding gains (losses) arising during the period on securities held	$1,847,915	$(727,463)	$1,886,944	$(1,807,694)

Reclassification adjustment for gains included in net income	—	17,000	—	22,775

Net change in unrealized gains (losses) during the period	1,847,915	(710,463)	1,886,944	(1,784,919)
Unrealized holding gains (losses), beginning of period	(255,872)	(1,127,425)	(294,901)	(52,969)

Unrealized holding gains (losses), end of period	1,592,043	(1,837,888)	1,592,043	(1,837,888)

Net income	213,464	704,448	1,277,334	2,224,473
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	1,847,915	(710,463)	1,886,944	(1,784,919)

Comprehensive income (loss)	$2,061,379	$(6,015)	$3,164,278	$439,554

NOTE 5 — FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

The following tables present the assets and liabilities measured on a recurring basis on the consolidated balance sheet at their fair value as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$7,413,855	$—	$7,413,855
Obligations of states and political subdivisions	—	51,451,392	—	51,451,392
Mortgage-backed securities	—	57,134,177	—	57,134,177

Total debt securities	—	115,999,424	—	115,999,424
Equity securities	881,236	—	—	881,236

Total	$881,236	$115,999,424	$—	$116,880,660

	December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$4,503,562	$—	$4,503,562
Obligations of states and political subdivisions	—	44,180,282	—	44,180,282
Mortgage-backed securities	—	47,884,210	6,680,150	54,564,360

Total debt securities	—	96,568,054	6,680,150	103,248,204
Equity securities	1,022,162	—	—	1,022,162

Total	$1,022,162	$96,568,054	$6,680,150	$104,270,366

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The following table presents the changes in the Level III fair-value category for the nine months ended September 30, 2009.
The following represent fair value measurements using significant unobservable inputs (Level III):

Available-for-Sale
Securities

Balance, December 31, 2008	$6,680,150
Total gains or losses (realized/unrealizes)
Included in earnings	—
Included in other comprehensive gain/(loss)	(468,742)
Purchases, issuances, and settlements	(1,120,525)
Net transfers in and/or out of Level III	(5,090,883)

Balance, September 30, 2009	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the quarter ended September 30, 2009 are reported as investment securities gains (losses), net on the Consolidated Statement of Income.

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
Beginning in September of 2009, the Company reverted back to using prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices. The change in valuation technique for these CMOs resulted in a transfer out of Level III financial assets.
The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of September 30, 2009 and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	September 30, 2009
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$321,164	$2,996,122	$3,317,286

	December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$1,194,594	$1,027,366	$2,221,960
The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$30,797,890	$30,797,890	$17,455,463	$17,455,463
Investment securities
Available for sale	116,880,660	116,880,660	104,270,366	104,270,366
Net loans	341,496,674	324,340,394	318,018,530	317,010,526
Bank-owned life insurance	7,637,731	7,637,731	7,440,687	7,440,687
Federal Home Loan Bank stock	1,887,200	1,887,200	1,873,100	1,873,100
Accrued interest receivable	1,855,119	1,855,119	1,446,373	1,446,373

Financial liabilities:
Deposits	$447,929,010	$454,074,221	$394,819,602	$399,946,594
Short-term borrowings	1,667,967	1,667,967	1,886,253	1,886,253
Other borrowings	28,772,173	30,768,288	33,903,019	35,771,019
Accrued interest payable	1,066,009	1,066,009	1,299,114	1,299,114

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

NOTE 6 — INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$7,335,466	$79,625	$(1,236)	$7,413,855
Obligations of states and political subdivisions:
Taxable	499,693	9,487	—	509,180
Tax-exempt	49,428,388	1,631,566	(117,742)	50,942,212
Mortgage-backed securities	56,260,642	2,097,834	(1,224,299)	57,134,177

Total debt securities	113,524,189	3,818,511	(1,343,276)	115,999,424
Equity Securities	944,283	3,555	(66,602)	881,236

Total	$114,468,472	$3,822,066	$(1,409,878)	$116,880,660

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$4,376,650	$126,912	$—	$4,503,562
Obligations of states and political subdivisions:
Taxable	499,528	—	(3,278)	496,250
Tax-exempt	44,328,318	405,958	(1,050,244)	43,684,032
Mortgage-backed securities	54,568,407	1,042,038	(1,046,085)	54,564,360

Total debt securities	103,772,903	1,574,908	(2,099,607)	103,248,204
Equity Securities	944,283	141,079	(63,200)	1,022,162

Total	$104,717,186	$1,715,987	$(2,162,807)	$104,270,366

The amortized cost and fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,219,267	$1,229,412
Due after one year through five years	7,001,915	7,394,072
Due after five years through ten years	17,176,356	17,717,093
Due after ten years	88,126,651	89,658,847

Total	$113,524,189	$115,999,424

Proceeds from sales of investment securities available for sale were $0 and $2,929,439 during the nine-months ended September 30, 2009 and September 30, 2008 respectively. Gross gains realized were $0 and $34,508, respectively, during the nine-months ended September 30, 2009 and September 30, 2008.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$759,230	$(1,236)	$—	$—	$759,230	$(1,236)
Obligations of states and political subdivisions	1,990,671	(19,675)	1,789,277	(98,067)	3,779,947	(117,742)
Mortgage-backed securities	6,149,761	(140,811)	4,692,470	(1,083,488)	10,842,231	(1,224,299)
Equity securities	474,768	(25,252)	4,600	(41,350)	479,368	(66,602)

Total	$9,374,429	$(186,974)	$6,486,346	$(1,222,904)	$15,860,776	$(1,409,878)

	December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	17,777,295	(561,005)	7,820,417	(492,517)	25,597,712	(1,053,522)
Mortgage-backed securities	16,107,618	(966,793)	5,062,619	(79,292)	21,170,237	(1,046,085)
Equity securities	221,500	(28,500)	11,250	(34,700)	232,750	(63,200)

Total	$34,106,413	$(1,556,298)	$12,894,286	$(606,509)	$47,000,699	$(2,162,807)

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (OTTI) pursuant to FASB ASC Topic 320 “Investments — Debt and Equity Securities. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Company to assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FSP FAS 115-2 which was subsequently incorporated into FASB ASC Topic 320 “Investments — Debt and Equity Securities, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and the Company did not have the positive intent and ability to hold the security until recovery or maturity.
The Company adopted this ASC during the second quarter of 2009 which amended the OTTI model for debt securities. Under the new guidance, OTTI losses must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if a Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.
Under this ASC, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result the credit loss component of an OTTI is recorded as a component of investment securities gains (losses) in the accompanying consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the company will not have to sell the debt security prior to recovery.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 81% of the total available-for-sale portfolio as of September 30, 2009 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $21.6 million for which the Company evaluates credit losses on a quarterly basis. Gross unrealized gain and loss positions related to these private-label collateralized mortgage obligations amounted to $856,000 and $1.2 million respectively. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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

For the nine months ended September 30, 2009, there were no available-for-sale debt securities with an unrealized loss that has suffered OTTI.
NOTE 7 — SUBSEQUENT EVENTS
On October 23, 2009 Middlefield received from the Federal Reserve Bank of Cleveland approval to establish an asset resolution subsidiary. Organized as an Ohio corporation under the name EMORECO, Inc. and wholly owned by Middlefield Banc Corp, the purpose of the asset resolution subsidiary is to maintain, manage, and ultimately dispose of nonperforming loans and real estate acquired by subsidiary banks as the result of borrower default on real-estate-secured loans. EMORECO’s assets consist of 26 nonperforming loans and three real estate development properties consisting of 18 lots transferred by Emerald Bank. EMORECO paid to Emerald Bank a total of approximately $4.6 million for the nonperforming loans and real estate, using funds contributed by Middlefield Banc Corp, which were borrowed under lines of credit of the holding company. According to Federal law governing bank holding companies the real estate must be disposed of within two years after the properties were originally acquired by Emerald Bank, which occurred in May and June of 2008, although limited extensions may be granted by the Federal Reserve Bank. Federal law governing bank holding companies also provides that a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.
Until recently Middlefield Banc Corp has been entitled to engage in the expanded range of activities in which a financial holding company, as defined in Federal Reserve Board rules, may engage. However, Middlefield Banc Corp has not taken advantage of that expanded authority and has elected to rescind its financial holding company status. Middlefield Banc Corp continues to be entitled to engage in activities deemed permissible to a bank holding company, as defined by Federal Reserve Board rules and the applicable laws of the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased by $50.1 million or 10.7% from December 31, 2008 to September 30, 2009 to a balance of $517.9 million. Loans receivable, cash and cash equivalents and investment securities increased $24.3 million, $13.3 million and $12.6 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $47.7 million or 11.0% and an increase in stockholders’ equity of $2.4 million or 6.9%. The increase in total liabilities was primarily the result of deposit growth of $53.1 million. The increase in stockholders’ equity was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $458,000, $74,000 and $1.9 million, respectively.
Cash on hand and due from banks. Cash and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash and cash equivalents increased $13.3 million or 76.4% to $30.8 million at September 30, 2009 from $17.5 million at December 31, 2008. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Investment securities. Investment securities available for sale ended the September 30, 2009 nine month period at $116.9 million an increase of $12.6 million or 12.1% from $104.3 million at December 31, 2008. During this period the Company recorded purchases of available for sale securities of $24.3 million, consisting of purchases of mortgage-backed securities, U.S. government agencies and municipal securities. Offsetting the purchases of securities were repayments and maturities of securities of $14.9 million during the nine months ended September 30, 2009. In addition, the securities portfolio increased approximately $2.9 million due to an increase in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss will be realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $23.5 million or 7.4% to $341.5 million as of September 30, 2009 from $318.0 million at December 31, 2008. Included in this amount was an increase in the commercial real estate loan portfolio of $30.5 million or 71.4% during the nine months ended September 30, 2009. This increase was partially offset by a decrease in non real estate commercial loans of $9.6 million or 14.5% during the same period. The Company’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Company has taken a proactive approach in contacting new and current clients to ensure that the Company is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at September 30, 2009. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Allowance for Loan Losses and Asset Quality
In the third quarter of 2009, the combination of sustained weakness in commercial real estate values and a recessionary economy continued to have an adverse impact on the financial condition of commercial borrowers. These factors resulted in the Company downgrading loan quality ratings of several commercial loans during the third quarter. The distressed commercial real estate market also caused certain existing impaired commercial real estate loans to become under-collateralized during the third quarter, resulting in the loans being charged down to the estimated net realizable value of the underlying collateral.
The Company increased the allowance for loan losses to $4.4 million, or 1.28% of total loans, at September 30, 2009, from $3.7 million, or 1.09%, at June 30, 2009 and $3.6 million, or 1.11%, at December 31, 2008. The increase in the allowance for loan losses was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans discussed above, coupled with the impact of charge-offs remaining at an elevated level. Third quarter 2009 net loan charge-offs totaled $592,000, or 0.17% of average loans, compared to $212,000, or 0.06%, and $8,000, or 0.00%, for the second quarter of 2009 and third quarter of 2008, respectively. To maintain the adequacy of the allowance for loan losses, the Company recorded a third quarter provision for loan losses of $1.3 million, versus $260,000 and $187,000 for the second quarter of 2009 and third quarter of 2008, respectively.
Non-performing assets. Non-performing assets included non-accrual loans, renegotiated loans, loans 90 days or more past due, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Non-performing loans amounted to $14.4 million or 4.2% and $8.5 million or 2.6% of total loans at September 30, 2009 and December 31, 2008, respectively. The increase in nonperforming assets has occurred primarily in commercial and 1-4 family real estate loans and other real estate owned. Non-performing loans secured by real estate totaled $11.3 million as of September 30, 2009, up $6.8 million from $4.5 million at December 31, 2008. The depressed state of the economy and rising levels of unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.
Asset Quality History
(Dollars in thousands)

	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008

Nonperforming loans	$14,368	$14,023	$13,370	$8,481	$6,749
Real estate owned	1,775	1,967	1,331	1,106	1,108

Nonperforming assets	$16,143	$15,991	$14,701	$9,587	$7,857

Allowance for loan losses	$4,422	$3,668	$3,621	$3,557	$3,614

Ratios
Nonperforming loans to total loans	4.15%	4.18%	4.16%	2.64%	2.11%
Nonperforming assets to total assets	3.12%	3.33%	3.14%	2.11%	1.76%
Allowance for loan losses to total loans	1.28%	1.09%	1.13%	1.11%	1.13%
Allowance for loan losses to nonperforming loans	30.78%	26.16%	27.08%	41.94%	53.55%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2009, 78.5% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling 93.6% of the Company’s total funding sources at September 30, 2009. Total deposits increased $53.1 million or 13.5% to $447.9 million at September 30, 2009 from $394.8 million at December 31, 2008. The increase in deposits is primarily related to the growth of savings deposits that totaled $99.3 million at September 30, 2009 an increase of $30.4 million or 44.0% for the year. Interest-bearing demand, money market accounts and time deposits increased $8.5 million, $14.2 million and $1.4 million respectively while non-interest bearing demand accounts declined by $1.4 million during the nine months ended September 30, 2009.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt and repurchase agreements. Borrowed funds declined $5.4 million or 14.9% to $30.4 million at September 30, 2009 from $35.8 million at December 31, 2008. The majority of the decrease came from FHLB borrowings which declined $5.2 million or 14.5%. The decline in FHLB advances was the result of matured borrowings which were replaced with deposit growth.
Stockholders’ equity. Stockholders’ equity increased $2.4 million or 6.9% to $37.5 million at September 30, 2009 from $35.1 million at December 31, 2008. The increase in stockholders’ equity was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $458,000, $74,000 and $1.9 million respectively.
The increase of accumulated other comprehensive income was the result of an increase in the mark to market value of the Company’s securities available for sale portfolio. The increase in common stock was due to stock purchased through the dividend reinvestment plan and stock based compensation expense recognized in earnings of $412,713 and $45,411, respectively. The increase in retained earnings was the result of $1.3 million in net income for the nine months which was offset by $1.2 million in cash dividends.
RESULTS OF OPERATIONS
General. Net income for the third quarter of 2009 of $213,000, a $491,000, or 69.7% decrease from the $704,000 earned during the third quarter of 2008. Net income for the nine months ended September 30, 2009, was $1,277,000, a $947,000, or 42.6% decrease from the $2,224,000 earned during the same period in 2008. Diluted earnings per share for the second quarter of 2009 were $0.14 compared to $0.46 for the same period in 2008. Year-to-date diluted earnings per share were $0.83 in 2009 compared to $1.44 in 2008.

The company’s annualized return on average assets (ROA) and return on average equity (ROE) for the third quarter were 0.17% and 2.34%, respectively, compared with 0.63% and 8.77% for the third quarter of 2008. For the first nine months of 2009, the company’s annualized ROA was 0.35% compared to 0.66% in 2008, while the ROE was 4.72% compared to 8.78% for the same period of 2008.
A significant impact to the company’s year-to-date earnings was an increase in the amount of premiums paid for FDIC insurance coverage. This expense totaled $529,000 for the nine months ended September 30, 2009, a $412,000 increase from the $117,000 recorded for the same period in 2008. In addition to its regular assessment increase, the FDIC issued a special one-time assessment to replenish reserves depleted by bank failures in the last two years. The special assessment totaled $220,000 and was expensed entirely in the first six months of 2009.
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
Net interest income totaled $3.8 million for the third quarter of 2009, an increase of 20.1% from the $3.2 million reported for the comparable period of 2008. The net interest margin of 3.46% for the second quarter of 2009 showed improvement over the 3.20% reported for the same quarter of 2008. The increase in the net interest margin is primarily attributable to the reduced cost of interest-bearing liabilities by $537,000 compared to the same period in 2008.
Net interest income increased $1.4 million, or 15.5%, for the nine months ended September 30, 2009 compared to the same period in the prior year. For the same reason as the third quarter the net interest margin was primarily attributable to the reduced cost of interest-bearing liabilities by $1.8 million compared to the same period in 2008. The net interest margin of 3.31% for the first three quarters of 2009 was up from the 3.08% reported for the same period of 2008. The increasing margin for the first nine months of the year is primarily attributable to the change in the mix of our deposit base along with the declining rate environment which helped us reduce our interest cost.
Interest income. Interest income increased $97,000, or 1.5%, for the three months ended September 30, 2009, compared to the same period in the prior year. This increase can be attributed to a $42.5 million increase in average interest-earning assets. In addition to increased volume the investment portfolio had an 83 basis point increase compared to prior year. This increase was partly offset by a 71 basis point decrease in the loan portfolio. Interest income decreased $374,000, or 1.9%, for the nine months ended September 30, 2009, compared to the same period in the prior year. This decline can be attributed to a decrease in interest earned on loans receivable of $1.2 million which was partially offset with a $974,000 increase in earnings from the investment portfolio.
Interest earned on loans declined $250,000, or 4.6%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decline was the result of an increase in the average balance in the loan portfolio which was more than offset by a reduction of interest income due to the lower rate environment.
For the nine months ended September 30, 2009, interest earned on loans receivable decreased $1.2 million, or 7.3%, compared to the same period in the prior year. This decrease was attributable to an increase in the average balance of loans outstanding of $14.8 million, or 4.7%, to $330.8 million for the nine months ended September 30, 2009 compared to $316.0 million for the same period in the prior year. Loan interest income was reduced by a decline in the yield on the loans to 6.09% for the nine months ended September 30, 2009 from 6.86% for the same period in the prior year.
Interest earned on securities increased $379,000, or 49.1%, for the three months ended September 30, 2009, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $12.0 million, or 12.7%, to $106.6 million at September 30, 2009 from $94.5 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 6.31% for the three months ended September 30, 2009 from 5.48% for the same period in the prior year.
Interest earned on securities increased $974,000, or 30.9%, for the nine months ended September 30, 2009, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $9.7 million, or 10.1%, to $105.1 million at September 30, 2009 from $95.4 million for the same period in the prior year. Interest earned on securities was enhanced by an increase in the yield on the investments to 6.15% for the nine months ended September 30, 2009 from 5.40% for the same period in the prior year.

Interest expense. Interest expense declined $537,000, or 15.8%, for the three months ended September 30, 2009, compared to the same period in the prior year. The decrease in interest expense can be attributed to a combination of two factors:
1.	A volume increase in the balance of interest-bearing liabilities of $45.1 million resulting in $244,000 of additional interest cost.
2.	The interest rate on interest-bearing liabilities declining by 90 basis points from 3.62% for the second quarter of 2008 to 2.72% for the same period in 2009.
Interest expense decreased $1.8 million, or 16.5%, for the nine months ended September 30, 2009, compared to the same period in the prior year. The decrease in interest expense can be attributed to a combination of two factors:
1.	A volume increase in the balance of interest-bearing liabilities of $31.2 million resulting in $589,000 of additional interest cost.
2.	The interest rate on interest-bearing liabilities declining by 88 basis points from 3.85% for the first two quarters of 2008 to 2.97% for the same period in 2009.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, decreased $447,000, or 15.2%, for the three months ended September 30, 2009, compared to the same period in the prior year. Despite the average balance of interest-bearing deposits increasing by $52.6 million, or 15.7%, to $386.9 million for the three months ended September 30, 2009, compared to $334.3 million for the same period in the prior year, interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 2.56% from 3.50% for the quarters ended September 30, 2009 and 2008, respectively. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizes rate surveys to keep its total interest expense costs down.
For the nine months ended September 30, 2009, interest incurred on deposits declined $1.6 million, or 17.1%, compared to the same period in the prior year. Even with an increase in the average balance of interest-bearing deposits of $34.6 million, or 10.4%, to $368.4 million for the nine months ended September 30, 2009, compared to $333.8 million for the same period in the prior year, interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 2.81% from 3.74% for the nine months September 30, 2009 and 2008, respectively.
Interest incurred on borrowed funds, declined by $90,000 or 19.9%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decline was due to both a decrease in the average balance of borrowings and a reduction in the rate paid. The rate of the borrowings declined to 4.67% from 4.68% for the quarters ended September 30, 2009 and 2008, respectively. Adding to the reduction in the cost of these funds was a decline in the average balance of borrowed funds of $7.5 million, or 19.7%, to $30.6 million for the three months ended September 30, 2009, compared to $38.1 million for the same period in the prior year.
For the nine months ended September 30, 2009, interest incurred on borrowed funds decreased by $159,000, or 12.3%, compared to the same period in the prior year. As with the quarterly results, this decline was due to both a decrease in the average balance of borrowing and a reduction in the rate paid. The average balance of borrowed funds declined by $3.4 million, or 9.6%, to $32.2 million for the nine months ended September 30, 2009, compared to $35.7 million for the nine months ended September 30, 2008.
Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable credit losses in the loan portfolio. Based on this review, a provision for loan losses of $1.3 million was recorded for the quarter ended September 30, 2009 compared to $187,000 for the quarter ended September 30, 2008. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, increases in nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $14.4 million, or 4.15% of total loans at September 30, 2009 compared with $6.7 million, or 2.11% at September 30, 2008. Net charge-offs were $592,000 for the quarter ended September 30, 2009 compared with $8,000 for the quarter ended September 30, 2008. Total loans were $345.9 million at September 30, 2009 compared with $320.2 million at September 30, 2008.
Non-interest income. Non-interest income increased $10,000, or 1.5%, and decreased $5,000, or 0.2%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods of 2008. This decrease is primarily a result of lower earnings on bank-owned life insurance, precipitated by the lower interest rate environment and, for the nine-month period, a decrease in the level of deposit service charges and credit card fees. Other non-interest income increased during both periods, led by revenue from investment services, which reflected an increase of $72,000 for the nine-month period.

Non-interest expense. Total operating expenses increased $310,000, or 11.4%, and $1.5 million, or 19.4%, for the respective three and nine month periods ended September 30, 2009, when compared to the same periods of 2008. The higher FDIC insurance expenses contributed $14,000 and $412,000, respectively, to the quarter and year-to-date increase in operating expenses. Higher salary and benefit costs, which increased $73,000, or 5.5%, and $661,000, or 18.1%, over the three and nine month periods ended September 30, 2008, were primarily driven by the addition of two banking offices. The Cortland office of The Middlefield Banking Company opened in September of 2008, while the Westerville office of Emerald Bank was acquired in November 2008. Increasing health insurance costs are reflected in an expense increase of $216,000 for the nine months of 2009 over that recorded for the same period of the prior year.
Data processing costs increased $31,000 for the three-month period and $101,000 for the nine-month period over the 2008 level. These increases were driven by both the addition of the two banking offices and by an increase in the number of customers. Other non-interest expenses for 2009 reflected an increase of $285,000 for the nine-month period over 2008. The most significant factor in this change was the recognition of an $182,000 loss on other real estate owned. Other increases over the 2008 nine month period included $59,000 for regulatory examinations and audits, $20,000 for other insurance, and $27,000 in ATM fees.
Provision for income taxes. The Company recognized a $56,000 in income tax benefit, which reflected an effective tax rate of (4.6%) for the nine months, ended September 30, 2009, as compared to a provision for income taxes of $530,000 with an effective tax rate of 19.2% for the respective 2008 period. The reduction in income tax expense for the nine month period was due to an increase in the percentage of tax-exempt income to total income before taxes. For the nine months ending September 30, 2009 tax-exempt income represented 112.5% of total income before taxes compared to 49.4% for the same period in 2008.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2009, have remained unchanged from December 31, 2008.
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

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2009 and 2008, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months Ended September 30,
	2009			2008
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$339,979	$5,175	6.04%	$318,761	$5,425	6.75%
Investments securities (taxable equivalent)	106,556	1,450	6.31%	94,532	1,073	5.48%
Interest-bearing deposits with other banks	15,124	22	0.58%	5,897	52	3.48%

Total interest-earning assets	461,659	6,648	5.92%	419,191	6,550	6.42%

Noninterest-earning assets	36,226			29,782

Total assets	$497,885			$448,973

Interest-bearing liabilities:
Interest — bearing demand deposits	$34,189	87	1.01%	$25,962	78	1.19%
Money market deposits	37,286	191	2.03%	25,789	197	3.02%
Savings deposits	92,101	372	1.60%	70,001	318	1.80%
Certificates of deposit	223,373	1,852	3.29%	212,605	2,357	4.40%
Borrowings	30,620	360	4.67%	38,111	450	4.68%

Total interest-bearing liabilities	417,569	2,861	2.72%	372,468	3,399	3.62%

Noninterest-bearing liabilities
Other liabilities	43,787			44,376
Stockholders’ equity	36,529			32,129
Total liabilities and stockholders’ equity	$497,885			$448,973

Net interest income		$3,786			$3,152

Interest rate spread (2)			3.20%			2.80%
Net yield on interest-earning assets (3)			3.46%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.56%			112.54%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2009 versus 2008
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$361	$(611)	$(250)
Investments securities	166	211	377
Interest-bearing deposits with other banks	81	(111)	(30)

Total interest-earning assets	608	(510)	98

Interest-bearing liabilities:
Interest — bearing demand deposits	25	(16)	9
Money market deposits	88	(94)	(6)
Savings deposits	100	(45)	55
Certificates of deposit	119	(624)	(505)
Borrowings	(88)	(1)	(89)

Total interest-bearing liabilities	244	(781)	(537)

Net interest income	$364	$270	$635

	For the Nine Months Ended September 30,
	2009			2008
			(4)			(4)
	Average		Average	Average		Average
	Balance	Interest (1)	Yield/Cost	Balance	Interest (1)	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$330,809	$15,080	6.09%	$316,032	$16,274	6.86%
Investments securities (taxable equivalent)	105,094	4,128	6.15%	95,419	3,165	5.40%
Interest-bearing deposits with other banks	11,690	69	0.79%	6,803	213	4.17%

Total interest-earning assets	447,592	19,277	5.97%	418,255	19,651	6.48%

Noninterest-earning assets	32,339			28,141
Total assets	$479,932			$446,396

Interest-bearing liabilities:
Interest — bearing demand deposits	31,076	224	0.96%	$23,310	220	1.26%
Money market deposits	33,060	512	2.07%	24,418	588	3.21%
Savings deposits	82,272	954	1.55%	71,834	1,100	2.04%
Certificates of deposit	222,040	6,087	3.67%	214,270	7,474	4.65%
Borrowings	32,249	1,130	4.69%	35,677	1,289	4.81%

Total interest-bearing liabilities	400,696	8,906	2.97%	369,509	10,670	3.85%

Noninterest-bearing liabilities
Other liabilities	43,155			43,114
Stockholders’ equity	36,081			33,773
Total liabilities and stockholders’ equity	$479,932			$446,396

Net interest income		$10,370			$8,981

Interest rate spread (2)			3.00%			2.64%
Net yield on interest-earning assets (3)			3.31%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.70%			113.19%

(1)	Interest income and expense are for the period that banking operations were in effect.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(4)	Average yields are computed using annualized interest income and expense for the periods.

	2009 versus 2008
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$761	$(1,955)	$(1,194)
Investments securities	392	571	963
Interest-bearing deposits with other banks	153	(296)	(143)

Total interest-earning assets	1,306	(1,680)	(374)

Interest-bearing liabilities:
Interest — bearing demand deposits	73	(70)	4
Money market deposits	208	(285)	(76)
Savings deposits	160	(305)	(146)
Certificates of deposit	271	(1,658)	(1,387)
Borrowings	(124)	(35)	(158)

Total interest-bearing liabilities	589	(2,353)	(1,764)

Net interest income	$717	$672	$1,389

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
For the nine months ended September 30, 2009, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of premiums and discounts on investment securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of the purchasing of government agency securities. For a more detailed illustration of sources and uses of cash, refer to the consolidated statements of cash flows.
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
The FDIC and Ohio Division of Financial Institutions (“ODFI”) conducted a examination of Emerald Bank’s condition as of June 30, 2009. As a result of the examination of Emerald Bank, management expects that Emerald Bank will provide future supervisory commitments to the FDIC and the ODFI whereby Emerald Bank agrees to reduce Emerald Bank’s classified assets and strengthen Tier 1 capital. The corrective actions that Emerald Bank will take to reduce 1 to 4 family non-owner occupied residential loans and maintain Tier 1 capital of 10% are intended to address the deficiencies noted by the FDIC and the ODFI at the most recent Emerald Bank examination.
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

The following table illustrates the Company’s risk-weighted capital ratios at September 30, 2009:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$43,285,230	12.29%	$34,226,120	11.25%	$5,995,871	12.68%
For Capital Adequacy Purposes	28,184,059	8.00	24,335,200	8.00	3,783,510	8.00
To Be Well Capitalized	35,230,074	10.00	30,419,000	10.00	4,729,388	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$38,852,871	11.03%	$31,240,602	10.27%	$5,394,259	11.41%
For Capital Adequacy Purposes	14,092,030	4.00	12,167,600	4.00	1,891,755	4.00
To Be Well Capitalized	21,138,044	6.00	18,251,400	5.00	2,837,633	6.00

Tier I Capital
(to Average Assets)

Actual	$38,852,871	8.23%	$31,240,602	7.63%	$5,394,259	8.87%
For Capital Adequacy Purposes	18,889,515	4.00	16,373,113	4.00	2,431,925	4.00
To Be Well Capitalized	23,611,894	5.00	20,466,392	5.00	3,039,906	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2009 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2009 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2009 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	(1.06)%	7.27%

Portfolio equity — increase (decrease)	(17.19)%	9.16%
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
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2009

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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2		Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3		Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1	*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2	*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008 exhibit
number		description	location
10.3	*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0	*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1	*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.3	*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4	*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7	*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008 exhibit
number		description	location
10.13	*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14	*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15	*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17	*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18	*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19	*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on September 14, 2001

10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24	*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008 exhibit
number	description	location
10.25 *	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99	Report of independent registered public accounting firm	filed herewith

*	management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: November 12, 2009	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer