Form 10-K
period 2009-12-31
MIDDLEFIELD BANC CORP
filed 2010-03-22
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2009
Commission File Number: 000-32561
Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1585111

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
15985 East High Street, Middlefield, Ohio 44062-0035
(440) 632-1666
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to section 12(b) of the Act: none
Securities registered pursuant to section 12(g) of the Act: common stock, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value on June 30, 2009 of common stock held by non-affiliates of the registrant was approximately $31.5 million. As of March 14, 2010, there were 1,564,582 shares of common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statements for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Part I and Part II of this report.

Item 1 — Business
Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a two-bank and a one non-bank holding company registered under the Bank Holding Company Act of 1956. The Company’s three subsidiaries are:
1.	The Middlefield Banking Company (“MBC”), an Ohio-chartered commercial bank that began operations in 1901. MBC engages in a general commercial banking business in northeastern Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and its telephone number is (440) 632-1666.
2.	Emerald Bank (“EB”), an Ohio-chartered commercial bank headquartered in Dublin, Ohio. EB engages in a general commercial banking business in central Ohio. The principal executive office is located at 6215 Perimeter Drive, Dublin Ohio 43017, and its telephone number is (614) 793-4631.
3.	EMORECO, an Ohio asset resolution corporation headquartered in Middlefield, Ohio. EMORECO engages in the resolution and disposition of troubled assets in central Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and its telephone number is (440) 632-1666.
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
Emerald Bank. The Company acquired EB on April 19, 2007 for a combination of cash and stock. EB operates as a separate commercial bank subsidiary of the Company, offering essentially the same range of products and services in central Ohio as MBC does in northeastern Ohio.
EMORECO. EMORECO was incorporated in Ohio as a de novo asset resolution company on November 2, 2009. The Company is the sole stockholder. On October 23, 2009 the Company received from the Federal Reserve Bank of Cleveland approval to establish an asset resolution subsidiary. Organized as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and ultimately dispose of nonperforming loans and real estate acquired by subsidiary banks as the result of borrower default on real-estate-secured loans. EMORECO’s assets consist of 26 nonperforming loans and three real estate development properties consisting of 18 lots transferred by EB. On November 12, 2009 EMORECO paid to EB a total of approximately $4.6 million for the nonperforming loans and real estate, using funds contributed by the Company, which were borrowed under lines of credit of the holding company. According to Federal law governing bank holding companies the real estate must be disposed of within two years after the properties were originally acquired by EB, which occurred in May and June of 2008, although limited extensions may be granted by the Federal Reserve Bank. Federal law governing bank holding companies also provides that a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.
Market Area. MBC’s market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefiting from the area’s proximity both to Cleveland and Warren, population and income levels have maintained steady growth over the years. EB’s two offices are located in Franklin County, serving the central Ohio market. EMORECO’s market area is the same as the Banks.
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
Lending — Loan Portfolio Composition and Activity. The Company makes residential mortgage and commercial mortgage loans, home equity loans, secured and unsecured consumer installment loans, commercial and industrial loans, and real estate construction loans for owner-occupied and rental properties. The Company’s loan policy aspires to a loan composition mix consisting of approximately 60% to 70% residential real estate loans, 35% to 40% commercial loans, consumer loans of 5% to 15%, and credit card accounts of up to 5%. The lending policies of MBC and EB are essentially identical.
Although Ohio bank law imposes no material restrictions on the kinds of loans the Company may make, real estate-based lending has historically been the bank’s primary focus. For prudential reasons, the banks avoid lending on the security of real estate located in regions with which the bank is not familiar, and as a consequence almost all of the MBC’s real-estate secured loans are secured by real property in northeastern Ohio. EB’s lending is also predominantly real-estate secured lending. EB’s lending currently is concentrated in its Central Ohio market area, although previously EB had extended a number of real-estate secured loans in the southwestern Ohio market. Ohio bank law does restrict the amount of loans an Ohio-chartered bank such as the banks may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on the banks’ lending. The banks can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. MBCs’ and EBs’ internal policy is to maintain its credit exposure to any one borrower at less than $3.0 million and $1.2 million respectively, which is comfortably within the range of the banks’ legal lending limit. As of December 31, 2009, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $5.7 million and EB’s 15%-of-capital limit on loans to a single borrower was approximately $1.7 million.
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

The following table shows on a consolidated basis the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2009, 2008, 2007, 2006 and 2005, along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$56,969	16.11	$66,524	20.69	$67,010	21.65	$68,496	27.49	$65,252	27.88
Real estate construction	7,837	2.22	7,965	2.48	6,704	2.17	2,458	0.99	2,725	1.16
Mortgage:
Residential	205,074	58.00	199,354	61.99	193,514	62.53	162,917	65.38	151,866	64.88
Commercial	78,763	22.27	42,789	13.31	36,818	11.90	9,949	3.99	8,208	3.51
Consumer installment	4,954	1.40	4,943	1.53	5,400	1.75	5,371	2.16	6,004	2.57

Total loans	353,597	100.00	321,575	100.00	309,446	100.00	249,191	100.00	234,055	100.00

Less:
Allowance for loan losses	4,937		3,557		3,299		2,849		2,841

Net loans	$348,660		$318,019		$306,147		$246,342		$231,214

The following table presents on a consolidated basis maturity information for the loan portfolio at December 31, 2009. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2009
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$13,392	$2,908	$1,915	$3,869	$1,287	$23,371
After one year through five years	18,018	789	10,658	4,817	3,070	37,352
After five years	25,559	4,140	192,501	70,077	597	292,874

Total amount due	$56,969	$7,837	$205,074	$78,763	$4,954	$353,597

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2009 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2009 that have floating or adjustable rates.

	Fixed	Adjustable
(Dollars in thousands)	Rate	Rate	Total
Commercial and industrial	$25,521	$31,448	$56,969
Real estate construction	800	7,037	7,837
Mortgage:
Residential	28,337	176,737	205,074
Commercial	9,697	69,066	78,763
Consumer installment	4,860	94	4,954

	$69,215	$284,382	$353,597

Residential Mortgage Loans. A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $205.1 million or 58.0% of the Company’s total loan portfolio at December 31, 2009.
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
Before 1996, nearly all residential mortgage loans originated by MBC were written on a balloon-note basis. During 1996, the Company began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, MBC began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 86.2% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2009 was adjustable rate. The Company’s mortgage loans are ordinarily retained in the loan portfolio. The Company’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.
The Company’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.
At December 31, 2009, residential mortgage loans of approximately $10.6 million were over 90 days delinquent or non-accruing on that date, representing 5.16% of the residential mortgage loan portfolio. Of these, approximately $3.1 million, of the delinquent or non-accruing loans are attributable to EB, including loans originated by EB and loan participation interests purchased by EB. Organized in June of 2004, in the early years of EB’s operations the bank purchased a number of loan participation interests as a way to quickly deploy capital raised in the bank’s formation. EB also originated numerous loans outside of the bank’s Columbus-area market, including mortgage loans on residential investment properties in southwestern Ohio. A disproportionate number of the participation loans and out-of-area loans have become nonperforming. By the end of 2009 EB’s senior management had been replaced, its lending policies revised, and its lending focus changed. The Company believes that the necessary changes in risk management and lending practices are being made at EB, but the legacy of EB’s historical lending practices could continue to have an adverse effect on its financial condition and results of operations for the foreseeable future.
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
At December 31, 2009, commercial and commercial real estate loans totaled $135.7 million, or 38.4% of the Company’s total loan portfolio. At December 31, 2009, commercial and commercial real estate loans of approximately $5.3 million were over 90 days delinquent or non-accruing on that date, and represented 3.87% of the commercial and commercial real estate loan portfolios. MBC accounts for $3.6 million of the $5.3 million loans that were 90 days delinquent or non-accruing on December 31, 2009.
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
At December 31, 2009, real estate construction loans totaled $7.8 million, or 2.2% of the Company’s total loan portfolio. At December 31, 2009, real estate-construction loans of approximately $452,000 were over 90 days delinquent or non-accruing on that date, and represented 5.77% of the real estate-construction loan portfolios.
Consumer Installment Loan. The Company’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The Company does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The Company maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.
According to the Company’s loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to two and one-half years. Real estate security generally is required for consumer loans having terms exceeding five years.
At December 31, 2009, the Company had approximately $5.0 million in its consumer installment loan portfolio, representing 1.4% of total loans. Consumer installment loans of approximately $2,000 were over 90 days delinquent or non-accruing on that date, representing 0.04% of the installment loan portfolio.
Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Company personnel and walk-in customers.
When a loan request is made, the Company reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Company’s underwriting guidelines are set by senior management and approved by the Board of Directors. The loan policy specifies each individual officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to a committee consisting of loan officers, which has authority to approve loans up to $500,000. The full Board of Directors acts as a loan committee for loans exceeding that amount.

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
The continued economic downturn has lead to an increase in the Company’s substandard loans. As of December 31, 2009 the unemployment rate in the Company’s market area was on average 1% higher than the national unemployment rate. Additionally the depressed real estate market has eroded the underlying collateral value of many of the loans in the Company’s portfolio. Loans secured by residential real estate and commercial real estate account for $10.3 million and $3.9 million of the substandard loans respectively. These amounts represent 75% of the Company’s substandard loans.
As of December 31, 2009, 2008, 2007, 2006, and 2005 consolidated classified assets were as follows:

	Classified Assets at December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of total		of total		of total		of total		of total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Classified loans:
Special mention	$4,322	1.22%	$5,134	1.60%	$5,302	1.71%	$7,394	2.97%	$6,567	2.81%
Substandard	18,928	5.35%	5,350	1.66%	1,029	0.33%	1,515	0.61%	2,020	0.86%
Doubtful	277	0.08%	420	0.13%	835	0.27%	—	—	—	0.00%
Loss	—	—	—	—	—	—	—	—	—	—

Total amount due	$23,527	6.65%	$10,904	3.39%	$7,166	2.31%	$8,909	3.58%	$8,587	3.67%

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
Management determines the appropriate classification of securities at the time of purchase. At this time the Company has no securities that are classified as held-to-maturity. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. Available-for-sale securities are reflected on the balance sheet at their fair value.
The following table sets forth on a consolidated basis the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
(Dollars in thousands)	cost	Fair value	cost	Fair value	cost	Fair value

Available for Sale:
U.S. Government agency securities	$18,657	$18,330	$4,377	$4,504	$7,873	$7,927
Obligations of states and political subdivisions:
Taxable	3,451	3,375	500	496	749	742
Tax-exempt	52,752	53,345	44,328	43,684	47,263	46,929
Mortgage-backed securities	60,055	60,743	54,568	54,564	29,219	29,046
Equity securities	944	919	944	1,022	944	1,324

Total Investment Securities	$135,859	$136,711	$104,717	$104,270	$86,048	$85,968

The contractual maturity of investment securities at December 31, 2009 is shown below.

	December 31, 2009
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities
(Dollars in thousands)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Market value
U.S. Government agency securities	$—	—%	$1,400	3.82%	$4,758	4.45%	$12,499	5.28%	$18,657	5.37%	$18,330
Obligations of states and political subdivisions:
Taxable	500	4.20	—	—	—	—	2,951	5.54	3,451	3.83	3,375
Tax-exempt	1,015	5.27	5,246	5.55	14,262	5.91	32,228	6.37	52,752	6.05	53,345
Mortgage-backed securities	115	4.05	407	4.06	4,221	5.27	55,313	5.23	60,055	5.53	60,743
Equity Securities	944	—	—	—	—	—	—	—	944	—	919

Total	$2,574	2.26%	$7,053	5.12%	$23,241	5.49%	$102,991	5.45%	$135,859	5.53%	$136,711

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax equivalent basis.
As of December 31, 2009, the Company also held 18,872 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2009 was approximately $1,887,200.
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
The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2009, including certificates of deposit, by time remaining until maturity.

	Maturity of Time Deposits of
	$100,000 or more at
	December 31, 2009
	Amount	Percent of Total

Within three months	$7,458,530	9.06%
Beyond three but within six months	10,924,554	13.27
Beyond six but within twelve months	26,542,350	32.23
Beyond one year	37,419,796	45.44

Total	$82,345,230	100.00%

Borrowings. Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Company can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2009, MBC had $14.3 million of FHLB borrowings outstanding and EB’s borrowings from the FHLB were $3.3 million. The Company also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
The outstanding balances and related information about short-term borrowings, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

	2009	2008	2007

Balance at year-end	$6,799,555	$1,886,253	1,510,607
Average balance outstanding	2,280,815	2,967,069	2,383,902
Maximum month-end balance	7,405,872	6,057,893	5,768,057
Weighted-average rate at year-end	3.47%	1.10%	2.96%
Weighted-average rate during the year	1.50%	1.55%	3.89%
Personnel
As of December 31, 2009 the Company had 106 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.
Supervision and Regulation
The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Company.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. Both bank subsidiaries are Ohio-chartered commercial banks. As a state-chartered, nonmember banks, the banks are primarily regulated by the FDIC and by the Ohio Division of Financial Institutions.
The Company and its subsidiary Banks are subject to federal banking laws, and the Company is also subject also to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The Company must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.
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
Effective February 11, 2010, the Board of Directors of the Company’s subsidiary, EB, entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Ohio Division of Financial Institutions as a result of the joint examination by the FDIC and the Ohio Division of Financial Institutions completed in the fourth quarter of 2009. The MOU sets forth certain actions required to be taken by management of EB to rectify unsatisfactory conditions identified by the federal and state banking regulators that relate to EB’s concentration of credit for non-owner occupied 1 — 4 family residential mortgage loans. The MOU requires EB to reduce delinquent and classified loans and enhance credit administration for non-owner occupied residential real estate; to develop specific plans for the reduction of borrower indebtedness on classified and delinquent credits; to correct violations of laws and regulations listed in the joint examination report; to implement an earnings improvement plan; to maintain specified capital discussed below; to submit to the FDIC and the Ohio Division of Financial Institutions for review and comment a revised methodology for calculating and determining the adequacy of the allowance for loan losses; and to provide 30 days advance notification of proposed dividend payments.
Compliance with the terms of the MOU is a high priority for the Company. In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal year ended December 31, 2009, and intends to continue to do so during 2010. Specific actions taken included the hiring of a new Chief Executive Officer with substantial experience, evaluation, and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $4.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary established late in the fourth quarter of 2009. In 2009, the Company invested $1.25 million in EB in the form of capital infusions to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions.
The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.
The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at December 31, 2009 and 2008:

FDIC Regulations
Capital	Adequately	Well		December 31,
Ratios	Capitalized	Capitalized		2009	2008

Leverage	4.00%	5.00	% (1)	10.29%	12.91%
Risk-Based Capital:
Tier 1	4.00	6.00		13.63	15.48
Total	8.00	10.00		14.91	16.73

(1)	9 percent required by MOU

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
The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. The Company is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Federal Reserve Board rules require that all of the depository institution subsidiaries of a financial holding company be and remain well capitalized and well managed. If all depository institution subsidiaries of a financial holding company do not remain well capitalized and well managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days. In the meantime the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities. If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary. Until recently the Company was been entitled to engage in the expanded range of activities in which a financial holding company, as defined in Federal Reserve Board rules, may engage. However, the Company has not taken advantage of that expanded authority and has elected to rescind its financial holding company status. The Company continues to be entitled to engage in activities deemed permissible to a bank holding company, as defined by Federal Reserve Board rules and the applicable laws of the United States.

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
As an FDIC member institution, deposits in the bank are insured to a maximum of $250,000 per depositor. The $100,000 basic deposit insurance limit in place for many years was increased temporarily to $250,000 by the Emergency Economic Stabilization Act of 2008, which became law on October 3, 2008. On May 20, 2009 the $250,000 limit was extended to the end of 2013 by the Helping Families Save Their Homes Act. The banks are required to pay semiannual deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. The premium range is currently from $0.12 for the highest-rated institutions to $0.50 per $100 of domestic deposits.
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
In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories, each with an assigned weighting. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet item being converted to a balance sheet equivalent according to established “conversion factors.” From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios established by guideline are minimums only.
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
The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2009, the Company was in compliance with all regulatory capital requirements.
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

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiaries, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2009.

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	December 31, 2009		December 31, 2009		December 31, 2009
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$43,548,978	12.34%	$34,837,744	11.47%	$7,067,261	14.91%
For Capital Adequacy Purposes	28,242,856	8.00	24,305,760	8.00	3,792,899	8.00
To Be Well Capitalized	35,303,570	10.00	30,382,200	10.00	4,741,124	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$39,121,139	11.08%	$31,639,717	10.41%	$6,460,474	13.63%
For Capital Adequacy Purposes	14,121,428	4.00	12,152,880	4.00	1,896,450	4.00
To Be Well Capitalized	21,182,142	6.00	18,229,320	5.00	2,844,674	6.00

Tier I Capital
(to Average Assets)

Actual	$39,121,139	7.99%	$31,639,717	7.45%	$6,460,474	10.29%
For Capital Adequacy Purposes	19,583,492	4.00	16,984,228	4.00	2,510,359	4.00
To Be Well Capitalized	24,479,365	5.00	21,230,285	5.00	3,137,949	5.00
Limits on Dividends and Other Payments. The Company’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the banks. Ohio bank law and FDIC policy are consistent, providing that banks generally may rely solely on current earnings for the payment of dividends. Under Ohio Revised Code section 1107.15(B) a dividend may be declared from surplus, meaning additional paid-in capital, with the approval of (x) the Ohio Superintendent of Financial Institutions and (y) the holders of two thirds of the bank’s outstanding shares. Superintendent approval is also necessary for payment of a dividend if the total of all cash dividends in a year exceeds the sum of (x) net income for the year and (y) retained net income for the two preceding years. Relying on 12 U.S.C. 1818(b), the FDIC may restrict a bank’s ability to pay a dividend if the FDIC has reasonable cause to believe that the dividend would constitute an unsafe and unsound practice. A bank’s ability to pay dividends may be affected also by the FDIC’s capital maintenance requirements and prompt corrective action rules. A bank may not pay a dividend if the bank is undercapitalized or if payment would cause the bank to become undercapitalized.
A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.
Sarbanes-Oxley Act of 2002. The goals of the Sarbanes-Oxley Act enacted in 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures made under the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.
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
Banking agency guidance for commercial real estate lending. In December 2006 the FDIC and other Federal banking agencies issued final guidance on sound risk management practices for concentrations in commercial real estate lending, including acquisition and development lending, construction lending, and other land loans, which recent experience has shown can be particularly high-risk lending. According to a 2009 FDIC publication, a majority of the community banks that became problem banks or failed in 2008 had similar risk profiles: the banks often had extremely high concentrations, relative to their capital, in residential acquisition, development, and construction lending, loan underwriting and credit administration functions at these institutions typically were criticized by examiners, and many of the institutions had exhibited rapid asset growth funded with brokered deposits.
The commercial real estate risk management guidance does not impose rigid limits on commercial real estate lending but does create a much sharper supervisory focus on the risk management practices of banks with concentrations in commercial real estate lending. According to the guidance, an institution that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its commercial real estate concentration risk —
•	total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital, or
•	total commercial real estate loans represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.
These measures are intended merely to enable the banking agencies to quickly identify institutions that could have an excessive commercial real estate lending concentration, potentially requiring close supervision to ensure that the institutions have sound risk management practices in place. Conversely, these measures do not imply that banks are authorized by the December 2006 guidance to accumulate a commercial real estate lending concentration up to the 100% and 300% thresholds.
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
MBC’s CRA performance evaluation dated July 24, 2008 states that MBC’s CRA rating is “Outstanding.” EB’s CRA performance evaluation dated April 17, 2006 states that EB’s CRA rating is “Satisfactory.”

Federal Home Loan Bank. The Federal Home Loan Bank serves as a credit source for their members. As a member of the FHLB of Cincinnati, both MBC and EB are required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its amount of loans, and or “advances,” from the FHLB. The Company is in compliance with this requirement, with an investment in FHLB stock on MBC’s part of $1.6 million and on EB’s part of $260,500 at December 31, 2009.
Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.
Anti-money laundering and anti-terrorism legislation. The Bank Secrecy Act of 1970 requires financial institutions to maintain records and report transactions to prevent the financial institutions from being used to hide money derived from criminal activity and tax evasion. The Bank Secrecy Act establishes (a) record keeping requirements to assist government enforcement agencies with tracing financial transactions and flow of funds, (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies with detecting patterns of criminal activity, (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the Bank Secrecy Act and its implementing regulations, and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
The Treasury’s Office of Foreign Asset Control administers and enforces economic and trade sanctions against targeted foreign countries, entities, and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions must scrutinize transactions to ensure that they do not represent obligations of or ownership interests in entities owned or controlled by sanctioned targets.
Signed into law on October 26, 2001, the USA PATRIOT Act of 2001 is omnibus legislation enhancing the powers of domestic law enforcement organizations to resist the international terrorist threat to United States security. Title III of the legislation, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, most directly affects the financial services industry, enhancing the Federal government’s ability to fight money laundering through monitoring of currency transactions and suspicious financial activities. The Act has significant implications for depository institutions and other businesses involved in the transfer of money —
•	a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts,
•	no bank may establish, maintain, administer, or manage a correspondent account in the United States for a foreign shell bank,
•	financial institutions must abide by Treasury Department regulations encouraging financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities,
•	financial institutions must follow Treasury Department regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies,
•	every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.
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

Item 1.A — Risk Factors
Risks Related to the Company’s Business
Recent negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results. Negative developments in the latter half of 2007 and during 2008 and 2009 in the credit and securitization markets have resulted in uncertainty in financial markets with the expectation of the general economic downturn continuing in 2010. Business activity across a wide range of industries and regions is declining. Unemployment has increased significantly. During 2009 the financial services industry was materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. These negative developments were initially triggered by declines in home prices and the values of subprime residential mortgage loans, but quickly spread to other asset classes. Market conditions have also led to the failure or merger of a number of formerly prominent and large financial institutions. Furthermore, declining asset values on financial instruments, defaults on residential mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.
There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the U.S. banking system. In response to the difficult market and economic conditions affecting the banking system and financial markets, former President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law on October 3, 2008. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a Troubled Asset Relief Program, or “TARP.” TARP was enacted to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department established a voluntary Capital Purchase Program (“CPP”) under TARP to encourage eligible U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers. Under the CPP, the Treasury Department purchases senior preferred stock and warrants from participating financial institutions. We elected not to participate in the CPP because the Company believes the CPP’s restrictions on possible future dividend increases, the dilution to earnings, and the uncertainty surrounding future requirements of the CPP outweighed the benefits of participation.
The EESA has been followed by numerous actions by the Federal Reserve, the U.S. Congress, the Treasury Department, the FDIC, and the SEC to address the current liquidity and credit crisis that has followed the sub-prime mortgage meltdown that began in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.
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

The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:
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
The Company does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio and central Ohio markets in which the Company operates have high concentrations of financial institutions. Many of the financial institutions operating in our markets are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. In addition, many of these institutions offer services that the Company does not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities. Because the Company is currently smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. The Company accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.
The business of banking is changing rapidly with changes in technology, which poses financial and technological challenges to small and mid-sized institutions. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Financial institutions’ success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of the Company’s competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than the Company, or to provide products and services that the Company is not able to economically provide. The Company cannot assure you that we will be able to develop and implement new technology-driven products or services or that the Company will be successful in marketing these products or services to customers. Because of the demand for technology-driven products, banks increasingly rely on unaffiliated vendors to provide data processing services and other core banking functions. The use of technology-related products, services, delivery channels, and processes exposes banks to various risks, particularly transaction, strategic, reputation, and compliance risk. The Company cannot assure you that we will be able to successfully manage the risks associated with our dependence on technology. The Company is changing data processing service providers on April 26, 2010.
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
Compliance with Sarbanes-Oxley Act will involve significant expenditures, and non-compliance may adversely affect us. The Sarbanes-Oxley Act of 2002 (“SOX”), and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. The Company has experienced, and expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of SOX. For example, for the year ended December 31, 2009, the Company was required to comply with Section 404 of SOX and management has issued a report on our internal controls over financial reporting. In 2011 our independent registered public accounting firm will be required to provide an attestation with respect to management’s report on our internal controls over financial reporting as of December 31, 2010. We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that the Company is unable to maintain or achieve compliance with SOX and any related rules, it may be adversely affected.
The Company utilizes the Federal Home Loan Bank as an additional source of liquidity. The Middlefield Banking Company and Emerald Bank are members of the Federal Home Loan Bank (“FHLB”) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. As a member of the FHLB, the Company is required to own stock in the FHLB in proportion to our borrowings. As of December 31, 2009, our investment in FHLB stock totaled $1.9 million. The Company is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, FHLB stock, and by deposits with the FHLB. At December 31, 2009, the Company had approximately $17.6 million in FHLB advances. FHLB advances are only available to borrowers that meet certain conditions. If the Company were to cease meeting these conditions, our access to FHLB advances could be significantly reduced or eliminated.

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
Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on future earnings. As a result of EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor. On May 20, 2009 the $250,000 limit was extended until the end of 2013 by the Helping Families Save Their Homes Act.
During the year ended December 31, 2009, the Company paid $707,000 in deposit insurance. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The escalating pace of bank failures that began in 2008 has significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects continued insured institution failures in the next few years, which likely will result in a continued decline in the reserve ratio.
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
In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment had a negative impact on the Company’s earnings by approximately $800,000.
As an alternative to imposing additional special assessments on insured depository institutions or borrowing from the U.S. Treasury, on November 12, 2009 the FDIC adopted a proposal to increase deposit insurance assessments effective on January 1, 2011 and to require all insured depository institutions to prepay by the end of 2009 their deposit insurance assessments for the fourth quarter of 2009 and for the entirety of 2010 through 2012. Institutions record the prepaid FDIC insurance assessments as an asset as of December 31, 2009, later charging the assessments to expense in the periods to which the assessments apply. On December 31, 2009 MBC prepaid an assessment of $2.3 million for the period 2010 through 2012 and EB prepaid an assessment of $275,000 for the period 2010 through 2012.
Government regulation could restrict our ability to pay cash dividends. Dividends from the banks are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the banks from paying dividends or transferring funds to the Company. As of December 31, 2009, MBC could have declared dividends of approximately $2.6 million in the aggregate to Company without having to obtain advance regulatory approval. The Company cannot assure you that the Banks’ profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. Because of the MOU, EB may not pay dividends to the Company unless EB first gives notice to the FDIC and the Ohio Division of Financial Institutions. The Company anticipates that for as long as the MOU is in force EB will not pay dividends to the Company but will instead retain earnings, if any, for the purpose of maintaining capital.
Risks Associated with the Company’s Common Stock
An investment in the Company’s common stock is not an insured deposit. The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

The Company’s common stock is very thinly traded, and it is therefore susceptible to wide price swings. The Company’s common stock is not traded or authorized for quotation on any exchanges, including Nasdaq. However, bid prices for Company common stock appear from time to time in the pink sheets under the symbol “MBCN.” The “pink sheets” is a quotation service for over-the-counter securities that is maintained by Pink OTC Markets Inc., a privately owned company. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of the Company’s common stock depends upon the presence in the marketplace of willing buyers and sellers. The Company cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of the company common stock, matching interested buyers and sellers. The Company currently does not intend to seek listing of the Company’s common stock on Nasdaq or on another securities exchange. Even if we successfully list the Company’s common stock on a securities exchange, the Company nevertheless could not assure you that an organized public market for the securities will develop or that there will be any private demand for the Company’ common stock. The Company could also fail subsequently to satisfy the standards for continued exchange listing, such as standards having to do with the minimum number of public shareholders or the aggregate market value of publicly held shares. A stock that is not listed on a securities exchange might not be accepted as collateral for loans. If accepted as collateral, the stock’s value could nevertheless be substantially discounted. Consequently, investors should regard the Company’s common stock as a long-term investment and should be prepared to bear the economic risk for an indefinite period. Investors who need or desire to dispose of all or a part of their investments in the Company’s common stock might not be able to do so except by private, direct negotiations with third parties.
Item 2 — Properties
The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office: 15985 East High Street Middlefield, Ohio	Geauga	Owned

Branches: West Branch 15545 West High Street Middlefield, Ohio	Geauga	Owned

Garrettsville Branch 8058 State Street Garrettsville, Ohio	Portage	Owned

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	Leased	three-year lease renewed in November 2007, with option to renew for six additional consecutive three-year terms

Chardon Branch 348 Center Street Chardon, Ohio	Geauga	Owned

Orwell Branch 30 South Maple Avenue Orwell, Ohio	Ashtabula	Owned

Newbury Branch 11110 Kinsman Road Newbury, Ohio	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms

Cortland Branch 3450 Niles Cortland Road Cortland, Ohio	Trumbull	Owned	opened in June, 2008

Emerald Bank 6215 Perimeter Drive Dublin, OH	Franklin	Leased	twenty-year lease dated February 2004, with the option to purchase after the tenth year

Westerville Branch (Emerald Bank) 17 North State Street Westerville, OH	Franklin	Owned	opened in November, 2008
At December 31, 2009 the net book value of the Company’s investment in premises and equipment totaled $8.4 million.

Item 3 — Legal Proceedings
From time to time the Company and the banks are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Company or the banks, either individually or in the aggregate.
Item 4 — Reserved
Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for the Companies’ Common Equity and Related Stockholder Matters” in the Companies’ 2009 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”
Equity Compensation Plan information
The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under the Company’s existing equity plans which have been previously approved by the stockholders.

	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)
Equity compensation plans approved by security holders:

1999 Stock Option Plan	75,719	28.05	0
2007 Omnibus Equity Plan	23,500	23.00	136,500

Total	99,219	26.85	136,500
Unregistered Sales of Equity Securities and Use of Proceeds
On May 12, 2008, the Company announced the adoption of a stock repurchase program that authorizes the repurchase of up to 4.99% or approximately 76,936 shares of its outstanding common stock in the open market or in privately negotiated transactions. This program expired in May 2009.
Item 6 — Selected Financial Data
The above-captioned information appears under “Selected Financial Data” in the Companies’ 2009 Annual Report to Shareholders and is incorporated herein by reference.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Companies’ 2009 Annual Report to Shareholders and is incorporated herein by reference.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis in the Companies’ 2009 Annual Report to Shareholders and is incorporated herein by reference.
Item 8 — Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company and its’ subsidiaries, together with the report thereon by S.R. Snodgrass, A.C. appears in the Companies’ 2009 Annual Report to Shareholders and are incorporated herein by reference.

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
(c)	Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9b — Other Information
None
Part III
Item 10 — Directors and Executive Officers of the Registrant
Incorporated by reference to the definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.
Item 11 — Executive Compensation
Incorporated by reference to the definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
Item 13 — Certain Relationships and Related Transactions
Incorporated by reference to the definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

Item 14 — Principal Accountant Fees and Services
Incorporated by reference to the definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.
Part IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

Index to Consolidated Financial Statements:
Consolidated Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009:
Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets	22
Consolidated Statements of Income	23
Consolidated Statements of Changes in Stockholders’ Equity	24
Consolidated Statements of Cash Flows	25
Notes to Consolidated Financial Statements	26
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
(a)(3) Exhibits
See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

exhibit
number	description	location

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.0	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006 exhibit
number	description	location

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008 exhibit
number	description	location

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Nancy C. Snow	Incorporated by reference to Exhibit 10.17 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004 exhibit
number	description	location

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

13	Portions of the Annual Report for the year ended December 31, 2009 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

*	management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer March 18, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 18, 2010
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 18, 2010
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne	March 18, 2010
Richard T. Coyne, Chairman of the Board

/s/ Frances H. Frank	March 18, 2010
Frances H. Frank, Director

/s/ James R. Heslop, II	March 18, 2010
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 18, 2010
Kenneth E Jones, Director

/s/ James J. McCaskey	March 18, 2010
James J. McCaskey, Director

/s/ Carolyn J. Turk	March 18, 2010
Carolyn J. Turk, Director

/s/ William J. Skidmore	March 18, 2010
William J. Skidmore, Director

/s/ Robert W. Toth	March 18, 2010
Robert W. Toth, Director