Form 10-Q
period 2010-03-31
MIDDLEFIELD BANC CORP
filed 2010-05-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Class: Common Stock, without par value
Outstanding at May 13, 2010: 1,569,486

MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$13,039	$12,909
Federal funds sold	28,492	28,123
Interest-bearing deposits in other institutions	123	121

Cash and cash equivalents	41,654	41,153
Investment securities available for sale	164,852	136,711
Loans	359,651	353,597
Less allowance for loan losses	5,279	4,937

Net loans	354,372	348,660
Premises and equipment	8,408	8,394
Goodwill	4,559	4,559
Bank-owned life insurance	7,773	7,706
Accrued interest and other assets	12,399	11,475

TOTAL ASSETS	$594,017	$558,658

LIABILITIES
Deposits:
Noninterest-bearing demand	$44,082	$44,387
Interest-bearing demand	41,959	38,111
Money market	64,808	56,451
Savings	120,544	107,358
Time	250,885	240,799

Total deposits	522,278	487,106
Short-term borrowings	6,772	6,800
Other borrowings	25,374	25,865
Accrued interest and other liabilities	1,847	2,180

TOTAL LIABILITIES	556,271	521,951

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,759,016 and 1,754,112 shares issued	28,035	27,919
Retained earnings	15,197	14,960
Accumulated other comprehensive income	1,248	562
Treasury stock, at cost; 189,530 shares in 2010 and 2009	(6,734)	(6,734)

TOTAL STOCKHOLDERS’ EQUITY	37,746	36,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,017	$558,658

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$5,097	$4,998
Interest-bearing deposits in other institutions	4	7
Federal funds sold	11	4
Investment securities:
Taxable interest	1,203	853
Tax-exempt interest	592	446
Dividends on FHLB stock	17	16

Total interest income	6,924	6,324

INTEREST EXPENSE
Deposits	2,485	2,716
Short-term borrowings	58	6
Other borrowings	190	257
Trust preferred securities	136	132

Total interest expense	2,869	3,111

NET INTEREST INCOME	4,055	3,213

Provision for loan losses	439	154

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,616	3,059

NONINTEREST INCOME
Service charges on deposit accounts	415	439
Investment securities gains, net	9	—
Earnings on bank-owned life insurance	67	69
Other income	118	116

Total noninterest income	609	624

NONINTEREST EXPENSE
Salaries and employee benefits	1,511	1,371
Occupancy expense	276	255
Equipment expense	198	123
Data processing costs	243	249
Ohio state franchise tax	136	123
Federal deposit insurance expense	202	172
Other expense	992	703

Total noninterest expense	3,558	2,996

Income before income taxes	667	687
Income taxes	22	84

NET INCOME	$645	$603

EARNINGS PER SHARE
Basic	$0.41	$0.39
Diluted	0.41	0.39

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except dividend per share amount)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2009	$27,919	$14,960	$562	$(6,734)	$36,707

Net income		645			645	$645
Other comprehensive income:
Unrealized gains on available for sale securities net of taxes of $353			686		686	686

Comprehensive income						$1,331

Dividend reinvestment and purchase plan	116				116
Cash dividends ($0.26 per share)		(408)			(408)

Balance, March 31, 2010	$28,035	$15,197	$1,248	$(6,734)	$37,746

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$645	$603
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses	439	154
Depreciation and amortization	189	144
Amortization of premium and discount on investment securities	(59)	(45)
Amortization of deferred loan fees, net	(3)	(7)
Investment securities (gains) losses, net	(9)	—
Earnings on bank-owned life insurance	(67)	(69)
Deferred income taxes	(227)	274
Expense related to stock options	—	15
Loss on other real estate owned	44	—
Increase in accrued interest receivable	(681)	(611)
Increase (decrease) in accrued interest payable	26	(139)
Decrease (increase) in prepaid federal deposit insurance	186	(4)
Other, net	(941)	(638)

Net cash used for operating activities	(458)	(323)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	6,986	3,935
Purchases	(37,913)	(2,748)
Proceeds from sale of securities	3,893	—
Increase in loans, net	(6,298)	(5,421)
Purchase of Federal Home Loan Bank stock	—	(14)
Purchase of premises and equipment	(165)	(28)
Proceeds from the sale of other real estate owned	96	—

Net cash used for investing activities	(33,401)	(4,276)

FINANCING ACTIVITIES
Net increase in deposits	35,171	9,266
Decrease in short-term borrowings, net	(28)	(354)
Repayment of other borrowings	(491)	(3,013)
Proceeds from dividend reinvestment & purchase plan	116	112
Cash dividends	(408)	(399)

Net cash provided by financing activities	34,360	5,612

Increase in cash and cash equivalents	501	1,013

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,153	17,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,654	$18,468

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,843	$3,250
Income taxes	400	150

Non-cash investing transactions:
Transfers from loans to other real estate owned	$150	$221
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Company”) include its two bank subsidiaries The Middlefield Banking Company (“MB”) and Emerald Bank (“EB”) and a non-bank asset resolution subsidiary EMORECO, Inc. All significant inter-company items have been eliminated.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 000-32561). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.
Recent Accounting Pronouncements
In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-05, Compensation — Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In April 2010, the FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
The Company has no unrecognized stock-based compensation costs or unvested stock options outstanding as of March 31, 2010.
Stock option activity during the three months ended March 31, 2010 and 2009 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2010	Price	2009	Price

Outstanding, January 1	99,219	$26.85	110,465	$27.21
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(2,265)	37.33

Outstanding, March 31	99,219	$26.85	108,200	$27.00

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

	For the Three Months Ended
	March 31,
	2010	2009

Weighted average common shares outstanding	1,754,984	1,726,460

Average treasury stock shares	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,565,454	1,536,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,987	1,604

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,567,441	1,538,534

Options to purchase 89,077 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the three months ended March 31, 2010 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of March 31, 2010. For the three months ended March 31, 2009, there were 97,926 options to purchase shares of common stock at prices ranging from $22.33 to $40.24 but were not included in the computation of diluted earnings per share.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2010, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).

The following shows the components and activity of comprehensive income during the periods ended March 31, 2010 and 2009 (net of the income tax effect):

	For the Three Months Ended
	March 31,
(Dollar amounts in thousands)	2010	2009

Unrealized holding gains (losses) arising during the period on securities held	$692	$(531)

Reclassification adjustment for gains included in net income	(6)	—

Net change in unrealized gains (losses) during the period	686	(531)
Unrealized holding gains (losses), beginning of period	562	(295)

Unrealized holding gains (losses), end of period	1,248	(826)

Net income	645	603
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	686	(531)

Comprehensive income	$1,331	$72

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

The following tables present the assets measured on a recurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$19,041	$—	$19,041
Obligations of states and political subdivisions	—	68,215	—	68,215
Mortgage-backed securities	—	76,706	—	76,706

Total debt securities	—	163,962	—	163,962
Equity securities	890	—	—	890

Total	$890	$163,962	$—	$164,852

	December 31, 2009
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$18,330	$—	$18,330
Obligations of states and political subdivisions	—	56,720	—	56,720
Mortgage-backed securities	—	60,742	—	60,742

Total debt securities	—	135,792	—	135,792
Equity securities	919	—	—	919

Total	$919	$135,792	$—	$136,711

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of March 31, 2010.
The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of March 31, 2010 and December 31, 2009, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	(Dollar amounts in thousands)
	March 31, 2010
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$4,627	$2,136	$6,763
Other real estate owned	—	2,175	—	2,175

	December 31, 2009
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$5,644	$149	$5,793
Other real estate owned	—	2,164	—	2,164
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$41,654	$41,654	$41,153	$41,153
Investment securities Available for sale	164,852	164,852	136,711	136,711
Net loans	354,372	337,156	348,660	332,401
Bank-owned life insurance	7,773	7,773	7,706	7,706
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,093	2,093	1,411	1,411

Financial liabilities:
Deposits	$522,278	$526,737	$487,106	$491,436
Short-term borrowings	6,772	6,772	6,800	68,003
Other borrowings	25,374	27,955	25,864	27,356
Accrued interest payable	931	931	905	905
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
Investment Securities Available for Sale
The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Fair value for certain private-label collateralized mortgage obligations were determined utilizing discounted cash flow models, due to the absence of a current market to provide reliable market quotes for the instruments.
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

NOTE 6 — INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$19,078	$94	$(131)	$19,041
Obligations of states and political subdivisions:
Taxable	5,384	10	(101)	5,293
Tax-exempt	62,044	1,173	(295)	62,922
Mortgage-backed securities	75,513	2,189	(996)	76,706

Total debt securities	162,019	3,466	(1,523)	163,962
Equity Securities	944	50	(104)	890

Total	$162,963	$3,516	$(1,627)	$164,852

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$18,657	$38	$(365)	$18,330
Obligations of states and political subdivisions:
Taxable	3,451	10	(86)	3,375
Tax-exempt	52,752	943	(349)	53,346
Mortgage-backed securities	60,055	1,817	(1,130)	60,742

Total debt securities	134,915	2,807	(1,930)	135,792
Equity Securities	944	80	(105)	919

Total	$135,859	$2,887	$(2,035)	$136,711

The amortized cost and fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$2,061	$2,084
Due after one year through five years	7,760	8,111
Due after five years through ten years	23,223	23,748
Due after ten years	128,975	130,019

Total	$162,019	$163,962

Proceeds from sales of investment securities available for sale were $3.9 million and $0 during the three-months ended March 31, 2010 and March 31, 2009, respectively. Gross gains realized were $9,000 and $0, during the three-months ended March 31, 2010 and March 31, 2009, respectively.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$9,368	$(131)	$—	$—	$9,368	$(131)
Obligations of states and political subdivisions	20,517	(289)	1,430	(107)	21,947	(396)
Mortgage-backed securities	4,822	(339)	3,835	(657)	8,657	(996)
Equity securities	580	(68)	11	(36)	591	(104)

Total	$35,287	$(827)	$5,276	$(800)	$40,563	$(1,627)

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$17,134	$(365)	$—	$—	$17,134	$(365)
Obligations of states and political subdivisions	21,594	(314)	1,417	(121)	23,011	(435)
Mortgage-backed securities	18,509	(334)	4,064	(796)	22,573	(1,130)
Equity securities	580	(68)	8	(37)	588	(105)

Total	$57,817	$(1,082)	$5,489	$(953)	$63,306	$(2,035)

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 87% of the total available-for-sale portfolio as of March 31, 2010 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $20.5 million for which the Company evaluates credit losses on a quarterly basis. Gross unrealized gain and loss positions related to these private-label collateralized mortgage obligations amounted to $1.1 million and $670,000, respectively. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
For the three months ended March 31, 2010, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.
NOTE 7 — SUBSEQUENT EVENTS
None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets ended the March 31, 2010 quarter at $594.0 million, an increase of $35.4 million or 6.3% from December 31, 2009. Investment securities available for sale and net loans increased $28.1 million, and $5.7 million, respectively. The increase in total assets reflected a corresponding increase in total liabilities of $34.3 million or 6.6% and an increase in stockholders’ equity of $1.0 million or 2.8%. The increase in total liabilities was the result of deposit growth of $35.2 million or 7.2%. This was partially offset by decreases to other borrowing and short term borrowing of $491,000 and $28,000, respectively, for the quarter. The increase in stockholders’ equity was the result of an increase in accumulated other comprehensive income, retained earnings and common stock of $686,000, 237,000 and 116,000, respectively.
Cash on hand and due from banks. Cash on hand and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash equivalents increased a combined $501,000 or 1.2% to $41.7 million at March 31, 2010 from $41.2 million at December 31, 2009. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.
Investment securities. Investment securities available for sale ended the March 31, 2010 quarter at $164.9 million an increase of $28.1 million or 20.6% from $136.7 million at December 31, 2009. During this period the Company recorded purchases of available for sale securities of $37.9 million, consisting of purchases of mortgage backed securities, municipal and U. S. government bonds. Offsetting some of the purchases of securities were repayments and maturities of $7.0 million and sales of mortgage backed securities totaling $3.9 million during the three months ended March 31, 2009. In addition, the securities portfolio increased approximately $686,000 due to an increase in the fair value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $5.7 million or 1.6% to $354.4 million as of March 31, 2010 from $348.7 million at December 31, 2009. Included in this amount was an increase in the commercial and industrial loan portfolio of $2.2 million or 3.8% and real estate and construction loans of $2.9 million or 37.5% during the three months ended March 31, 2010. The Company’s lending philosophy is to focus on the commercial loans and to attempt to grow that segment of the portfolio. To attract and build the commercial loan portfolio, the Company has taken a proactive approach in contacting new and current clients to ensure that the Company is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Allowance for Loan Losses and Asset Quality. In the first quarter of 2010, the combination of sustained weakness in commercial real estate values and a recessionary economy continued to have an adverse impact on the financial condition of commercial borrowers. These factors resulted in the Company downgrading loan quality ratings of several commercial loans during the first quarter. The distressed commercial real estate market also caused certain existing impaired commercial real estate loans to become under-collateralized during the quarter, resulting in the loans being charged down to the estimated net realizable value of the underlying collateral.
The Company increased the allowance for loan losses to $5.3 million, or 1.47% of total loans, at March 31, 2010, compared to $4.9 million, or 1.40%, at December 31, 2009. The increase in the allowance for loan losses was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans discussed above, coupled with the impact of charge-offs remaining at an elevated level. First quarter 2010 net loan charge-offs totaled $97,000, or 0.03% of average loans, compared to $90,000, or 0.03%, for the first quarter of 2009. To maintain the adequacy of the allowance for loan losses, the Company recorded a first quarter provision for loan losses of $439,000, versus $154,000 for the first quarter of 2009.
Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at March 31, 2010. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDR), loans 90 days or more past due, assets purchased by EMORECO from EB in November 2009, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company had one TDR with a balance of $463,000 as of March 31, 2010. Non-performing loans amounted to $18.1 million or 5.0% and $16.3 million or 4.6% of total loans at March 31, 2010 and December 31, 2009, respectively. The increase in nonperforming loans has occurred primarily in the commercial loan portfolio and in one-to-four family real estate loans. Non-performing loans secured by real estate totaled $14.4 million as of March 31, 2010, up $1.5 million from $12.9 million at December 31, 2009. The depressed state of the economy and rising levels of unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.
Asset Quality History
(Dollar amounts in thousands)

	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009

Nonperforming loans	$18,143	$16,285	$14,368	$14,023	$13,370
Real estate owned	2,175	2,164	1,775	1,967	1,331

Nonperforming assets	$20,318	$18,449	$16,143	$15,990	$14,701

Allowance for loan losses	$5,279	$4,937	$4,422	$3,668	$3,621

Ratios
Nonperforming loans to total loans	5.04%	4.61%	4.15%	4.18%	4.16%
Nonperforming assets to total assets	3.42%	3.30%	3.12%	3.33%	3.14%
Allowance for loan losses to total loans	1.47%	1.40%	1.28%	1.09%	1.13%
Allowance for loan losses to nonperforming loans	29.10%	30.32%	30.78%	26.16%	27.08%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2010, 80% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $522.3 million or 94.2% of the Company’s total funding sources at March 31, 2010. Total deposits increased $35.2 million or 7.2% to $522.3 million at March 31, 2010 from $487.1 million at December 31, 2009. The increase in deposits is primarily related to the growth of money market, savings and certificate of deposit accounts of $8.4 million or 14.8%, $13.2 million or 12.3% and $10.1 million or 4.2%, respectively, at March 31, 2010. Interest-bearing demand increased $3.8 million or 10.1% for the quarter. These increases were nominally offset by a decline in non-interest bearing demand deposit accounts of $305,000 during the three months ended March 31, 2010.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $28,000 or 0.4% to $6.8 million as of March 31, 2010. Other borrowings declined $491,000 for the quarter which represents advances from the Federal Home Loan Bank of Cincinnati. The decline in FHLB advances was the result of scheduled principal payments.
Stockholders’ equity. Stockholders’ equity increased $1.0 million or 2.8% to $37.7 million at March 31, 2010 from $36.7 million at December 31, 2009. This increase was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $116,000, $237,000 and $686,000, respectively. The increase of accumulated other comprehensive income was the result of an increase in the market value of the Company’s securities available for sale portfolio. The increase in common stock was the result of the issuing 4,904 shares through the Company’s dividend reinvestment and purchase plan at an average price of $23.50 since December 31, 2009.
RESULTS OF OPERATIONS
General. Net income for the three months ended March 31, 2010, was $645,000, a $42,000, or 6.9% increase from the $603,000 earned during the same period in 2009. Diluted earnings per share for the first quarter of 2010 was $0.41 compared to $0.39 for the same period in 2009.
The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter were 0.45% and 7.06%, respectively, compared with 0.52% and 7.00% for the first quarter of 2009.

The Company’s year-to-date earnings were positively impacted by an increase in investment interest income combined with a decrease in interest expense. This was partially offset by increases in the provision for loan losses and non-interest expense.
Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s goal to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations.
Net interest income for the first quarter totaled $4.1 million, an increase of 26.2% from the $3.2 million reported for the comparable period of 2009. The net interest margin was 3.29% for the first quarter of 2010, up from the 3.21% reported for the same quarter of 2009. The increase is primarily attributable to lower deposit costs, an increase of $28.1 million in the investment securities portfolio since year end 2009 and competitive pricing on lending opportunities associated with the current interest rate environment. Deposit growth at the banks has primarily been in products such as savings and money market accounts, which generally carry lower interest costs than other deposit alternatives.
Interest income. Interest income increased $600,000, or 9.5%, for the three months ended March 31, 2010, compared to the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable of $99,000 which was coupled with a $496,000 increase in interest earned on investment securities for the quarter.
Interest earned on loans receivable increased $99,000, or 2.0%, for the three months ended March 31, 2010, compared to the same period in the prior year. This increase was attributable to a $32.9 million or 10.2% increase in the average balance of loans receivable from March 31, 2009. This increase was partially offset by a decline in the yield on the total loan portfolio of 47 basis points to 5.80% for the three months ended March 31, 2010 from 6.27% for the same period in the prior year.
Interest earned on securities increased $496,000, or 38.2%, for the three months ended March 31, 2010, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $46.8 million, or 44.6%, to $151.8 million at March 31, 2010 from $105.0 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield. The total investment securities portfolio yield of 5.61% for the three months ended March 31, 2010 decreased by 34 basis points from 5.95% for the same period in the prior year.
Interest expense. Interest expense decreased $242,000, or 7.8%, for the three months ended March 31, 2010, compared to the same period in the prior year. This decline in interest expense can be attributed to decreases in interest incurred on deposits and other borrowings of $231,000 and $67,000, respectively. This reduction in interest cost was mainly due to the rate paid on interest-bearing liabilities which declined by 89 basis points when comparing the two quarters.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $231,000, or 8.5%, for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits of 2.19% for the three months ended March 31, 2010 from 3.11% for the same period in the prior year. The improvement in interest cost due to rate was partially offset by an increase in the average balance of interest-bearing deposits of $106.5 million, or 30.1%, to $460.5 million for the three months ended March 31, 2010, compared to $354.0 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below which depicts that the decrease to the costs associated with the interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.

Interest incurred on borrowed funds, declined by $11,000, for the three months ended March 31, 2010, compared with the same period in the prior year. This decline was primarily attributable to a reduction of $67,000 in interest paid on FHLB advances when compared to March 31, 2009. This decrease was partially offset by an increase in interest paid on short-term borrowing of $52,000 when compared to the same period in the prior year. This increase is the result of the Company borrowing $5.7 million in the fourth quarter of 2009 to fund its non-bank subsidiary.
Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $439,000 was recorded for the quarter ended March 31, 2010 compared to $154,000 for the quarter ended March 31, 2009. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, increases in nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $18.1 million, or 5.0% of total loans at March 31, 2010 compared with $14.7 million, or 4.2% at March 31, 2009. Net charge-offs were $97,000 for the quarter ended March 31, 2010 compared with $90,000 for the quarter ended March 31, 2009. Total loans were $359.7 million at March 31, 2010 compared with $326.7 million at March 31, 2009.
Non-interest income. Non-interest income decreased $15,000 for the three-month period of 2010 over the comparable 2009 period. This decrease was the result of lower service charge revenue associated with deposit accounts, as well as a decrease in the earnings rate on bank-owned life insurance. A nominal increase in other non-interest income was driven by greater ATM/Debit card usage and credit card fees. On February 22, 2010 the Company sold twenty-two mortgage-backed securities at a net gain of $9,000.
Non-interest expense. Non-interest expense of $3.6 million for the first quarter of 2010 was 18.8%, or $562,000, higher than the first quarter of 2009. The increase in salaries and employee benefits of $140,000 is primarily attributable to the growth of the Company and a 10% increase in employee health insurance premiums. FDIC premiums continue to increase and are $30,000 higher than they were for the same quarter last year. The Company is in the process of changing data processors and upgrading its computer network. These improvements have resulted in an increase of $75,000 in equipment expense when compared to March 31, 2010. Other expenses grew $289,000 over the 2009 quarter. Expenses related to delinquent loans, foreclosures and other real estate owned totaled $220,000 or 76.1% of the increase. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $128,000 in loan and other real estate owned expenses as of March 31, 2010.
Provision for income taxes. The Company recognized $22,000 in income tax expense, which reflected an effective tax rate of 3.3% for the three months, ended March 31, 2010, as compared to $84,000 with an effective tax rate of 12.2% for the respective 2009 period. The decline in the tax provision can be associated with an increase in non-taxable income from obligations of states and political subdivisions of $146,000 or 32.6% when compared to the same quarter in the prior year.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2010, have remained unchanged from December 31, 2009.

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

	For the Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$356,239	$5,097	5.80%	$323,330	$4,998	6.27%
Investments securities (3)	151,807	1,795	5.61%	104,973	1,307	5.95%
Interest-bearing deposits with other banks	30,020	32	0.43%	6,805	19	1.13%

Total interest-earning assets	538,066	6,924	5.45%	435,108	6,324	6.11%

Noninterest-earning assets	38,144			35,503
Total assets	$576,210			$470,611

Interest-bearing liabilities:
Interest-bearing demand deposits	38,874	95	0.99%	$27,722	61	0.89%
Money market deposits	60,491	279	1.87%	28,796	151	2.12%
Savings deposits	113,593	427	1.53%	71,406	246	1.40%
Certificates of deposit	247,559	1,684	2.76%	226,107	2,259	4.05%
Borrowings	32,328	384	4.81%	34,520	394	4.63%

Total interest-bearing liabilities	492,845	2,869	2.36%	388,552	3,111	3.25%

Noninterest-bearing liabilities
Other liabilities	46,306			47,100
Stockholders’ equity	37,060			34,959
Total liabilities and stockholders’ equity	$576,210			$470,611

Net interest income		$4,055			$3,213

Interest rate spread (1)			3.09%			2.86%
Net yield on interest-earning assets (2)			3.29%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.18%			111.98%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $305 and $234 for 2010 and 2009 respectively.

Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2010 and 2009, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2010 versus 2009
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$509	$(410)	$99
Investments securities	687	(199)	488
Interest-bearing deposits with other banks	65	(52)	13

Total interest-earning assets	1,261	(661)	600

Interest-bearing liabilities:
Interest-bearing demand deposits	25	9	34
Money market deposits	166	(37)	129
Savings deposits	145	36	181
Certificates of deposit	214	(790)	(576)
Borrowings	(25)	15	(10)

Total interest-bearing liabilities	525	(767)	(242)

Net interest income	$736	$106	$842

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
For the three months ended March 31, 2010, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
Effective February 11, 2010, the Board of Directors of the Company’s subsidiary, EB, entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Ohio Division of Financial Institutions as a result of the joint examination by the FDIC and the Ohio Division of Financial Institutions completed in the fourth quarter of 2009. The MOU sets forth certain actions required to be taken by management of EB to rectify unsatisfactory conditions identified by the federal and state banking regulators that relate to EB’s concentration of credit for non-owner occupied 1 — 4 family residential mortgage loans. The MOU requires EB to reduce delinquent and classified loans and enhance credit administration for non-owner occupied residential real estate; to develop specific plans for the reduction of borrower indebtedness on classified and delinquent credits; to correct violations of laws and regulations listed in the joint examination report; to implement an earnings improvement plan; to maintain specified capital discussed below; to submit to the FDIC and the Ohio Division of Financial Institutions for review and comment a revised methodology for calculating and determining the adequacy of the allowance for loan losses; and to provide 30 days’ advance notification of proposed dividend payments.
Compliance with the terms of the MOU is a high priority for the Company. In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal year ended December 31, 2009, and intends to continue to do so during 2010. Specific actions taken included the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $4.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary established late in the fourth quarter of 2009. In 2009, the Company invested $1.25 million in EB in the form of capital infusions to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions.
The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.
The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at March 31, 2010 and December 31, 2009:
FDIC Regulations

	Adequately				December 31,
Capital Ratio	Capitalized	Well Capitalized		March 31, 2010	2009

Tier I Leverage Capital	4.00%	5.00	%(1)	9.38%	10.29%
Risk-Based Capital:
Tier I	4.00	6.00		13.39	13.63
Total	8.00	10.00		14.67	14.91

(1)	9 percent required by the MOU.
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

The following table illustrates the Company’s risk-weighted capital ratios at March 31, 2010:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	March 31,		March 31,		March 31,
	2010		2010		2010
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$44,312	11.49	$35,399	10.66	$7,041	14.67
For Capital Adequacy Purposes	30,858	8.00	26,554	8.00	3,839	8.00
To Be Well Capitalized	38,573	10.00	33,193	10.00	4,799	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$39,485	10.24	$31,979	9.63%	$6,425	13.39
For Capital Adequacy Purposes	15,429	4.00	13,277	4.00	1,920	4.00
To Be Well Capitalized	23,144	6.00	19,916	6.00	2,879	6.00

Tier I Capital
(to Average Assets)

Actual	$39,485	6.94	$31,979	6.48	$6,425	9.38
For Capital Adequacy Purposes	22,762	4.00	19,746	4.00	2,741	4.00
To Be Well Capitalized	28,453	5.00	24,683	5.00	3,427	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
ASSET AND LIABILITY MANAGEMENT
The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing and maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material losses as a result of prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2010 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2010 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2010 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	(1.55)%	5.35%

Portfolio equity — increase (decrease)	(19.42)%	(5.02)%

Item 4.	Controls and Procedures
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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1a.	There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults by the Company on its senior securities
None

Item 4.	Reserved

Item 5.	Other information
None

Item 6.	Exhibits
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2010

exhibit
number	description	location
3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.0	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006 exhibit
number		description	location
10.1.0	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1	*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2	*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3	*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0	*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1	*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.3	*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4	*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7	*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002 exhibit
number	description	location
10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	Reserved

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001 exhibit
number		description	location
10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24	*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25	*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

31.1		Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2		Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32		Rule 13a-14(b) certification	filed herewith

99		Report of independent registered public accounting firm	filed herewith

*	management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: May 13, 2010	By:	/s/ Thomas G. Caldwell Thomas G. Caldwell
President and Chief Executive Officer

Date: May 13, 2010	By:	/s/ Donald L. Stacy Donald L. Stacy
Principal Financial and Accounting Officer