Form 10-Q
period 2010-06-30
MIDDLEFIELD BANC CORP
filed 2010-08-11
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q
☑	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Class: Common Stock, without par value
Outstanding at August 12, 2010: 1,577,771

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$15,065	$12,909
Federal funds sold	22,152	28,123
Interest-bearing deposits in other institutions	124	121

Cash and cash equivalents	37,341	41,153
Investment securities available for sale	178,963	136,711
Loans	364,762	353,597
Less allowance for loan losses	5,834	4,937

Net loans	358,928	348,660
Premises and equipment	8,360	8,394
Goodwill	4,559	4,559
Bank-owned life insurance	7,839	7,706
Accrued interest and other assets	10,949	11,475

TOTAL ASSETS	$606,939	$558,658

LIABILITIES
Deposits:
Noninterest-bearing demand	$51,118	$44,387
Interest-bearing demand	40,055	38,111
Money market	65,275	56,451
Savings	131,818	107,358
Time	244,829	240,799

Total deposits	533,095	487,106
Short-term borrowings	7,201	6,800
Other borrowings	25,040	25,865
Accrued interest and other liabilities	1,995	2,180

TOTAL LIABILITIES	567,331	521,951

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,767,301 and 1,754,112 shares issued	28,201	27,919
Retained earnings	15,504	14,960
Accumulated other comprehensive income	2,637	562
Treasury stock, at cost; 189,530 shares in 2010 and 2009	(6,734)	(6,734)

TOTAL STOCKHOLDERS’ EQUITY	39,608	36,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$606,939	$558,658

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$5,299	$4,906	$10,396	$9,904
Interest-bearing deposits in other institutions	3	3	7	10
Federal funds sold	12	3	23	7
Investment securities:
Taxable interest	1,339	924	2,542	1,777
Tax-exempt interest	647	454	1,239	900
Dividends on FHLB stock	32	15	49	31

Total interest income	7,332	6,305	14,256	12,629

INTEREST EXPENSE
Deposits	2,373	2,559	4,858	5,275
Short-term borrowings	62	4	120	10
Other borrowings	183	238	373	495
Trust preferred securities	128	133	264	265

Total interest expense	2,746	2,934	5,615	6,045

NET INTEREST INCOME	4,586	3,371	8,641	6,584

Provision for loan losses	690	260	1,129	414

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,896	3,111	7,512	6,170

NONINTEREST INCOME
Service charges on deposit accounts	433	467	848	906
Investment securities gains, net	18	—	27	—
Earnings on bank-owned life insurance	65	60	132	129
Other income	169	109	287	225

Total noninterest income	685	636	1,294	1,260

NONINTEREST EXPENSE
Salaries and employee benefits	1,713	1,537	3,224	2,908
Occupancy expense	217	221	493	476
Equipment expense	204	150	402	273
Data processing costs	172	219	415	468
Ohio state franchise tax	134	124	270	247
Federal deposit insurance expense	190	271	392	443
Professional fees	188	132	380	285
Loss on sale of other real estate owned	175	55	214	55
Other expense	835	594	1,596	1,144

Total noninterest expense	3,828	3,303	7,386	6,299

Income before income taxes	753	444	1,420	1,131
Income taxes	38	(17)	60	67

NET INCOME	$715	$461	$1,360	$1,064

EARNINGS PER SHARE
Basic	$0.46	$0.30	$0.87	$0.69
Diluted	0.45	0.30	0.87	0.69

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except dividend per share amount)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2009	$27,919	$14,960	$562	$(6,734)	$36,707

Net income		1,360			1,360	$1,360
Other comprehensive income:
Unrealized gains on available for sale securities net of taxes of $1,069			2,075		2,075	2,075

Comprehensive income						$3,435

Dividend reinvestment and purchase plan	282				282
Cash dividends ($0.52 per share)		(816)			(816)

Balance, June 30, 2010	$28,201	$15,504	$2,637	$(6,734)	$39,608

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,360	$1,064
Adjustments to reconcile net income to net cash used for operating activities:
Provision for loan losses	1,129	414
Depreciation and amortization	381	294
Amortization of premium and discount on investment securities	(104)	(191)
Amortization of deferred loan fees, net	(18)	(35)
Investment securities gains, net	(26)	—
Earnings on bank-owned life insurance	(132)	(129)
Deferred income taxes	(403)	207
Expense related to stock options	—	30
Loss on sale of other real estate owned	214	55
Decrease (increase) in accrued interest receivable	(27)	105
Increase (decrease) in accrued interest payable	27	(223)
Decrease (increase) in prepaid federal deposit insurance	363	(75)
Other, net	(1,046)	(531)

Net cash provided by operating activities	1,718	985

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	15,067	10,571
Purchases	(59,185)	(7,686)
Proceeds from sale of securities	5,140	—
Increase in loans, net	(11,855)	(15,066)
Purchase of Federal Home Loan Bank stock	—	(14)
Purchase of premises and equipment	(269)	(145)
Proceeds from the sale of other real estate owned	540	—

Net cash used for investing activities	(50,562)	(12,340)

FINANCING ACTIVITIES
Net increase in deposits	45,990	15,680
Increase (decrease) in short-term borrowings, net	401	(648)
Repayment of other borrowings	(825)	(3,798)
Proceeds from dividend reinvestment & purchase plan	282	286
Cash dividends	(816)	(800)

Net cash provided by financing activities	45,032	10,720

Decrease in cash and cash equivalents	(3,812)	(635)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,153	17,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,341	$16,820

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$5,588	$6,268
Income taxes	750	275

Non-cash investing transactions:
Transfers from loans to other real estate owned	$476	$721
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Company”) include its two bank subsidiaries The Middlefield Banking Company (“MB”) and Emerald Bank (“EB”) and a non-bank asset resolution subsidiary EMORECO. All significant inter-company items have been eliminated in consolidation.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K (File No. 000-32561). The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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
In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.
NOTE 2 — STOCK-BASED COMPENSATION
The Company has no unrecognized stock-based compensation costs or unvested stock options outstanding as of June 30, 2010.
Stock option activity during the six months ended June 30, 2010 and 2009 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2010	Price	2009	Price

Outstanding, January 1	99,219	$26.85	110,465	$27.21
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(7,575)	33.60

Outstanding, June 30	99,219	$26.85	102,890	$26.74

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	1,760,382	1,731,490	1,757,698	1,729,344

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,570,852	1,541,960	1,568,168	1,539,814

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,232	1,578	1,574	1,591

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,572,084	1,543,538	1,569,742	1,541,405

Options to purchase 89,077 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the six months ended June 30, 2010 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of June 30, 2010. Options to purchase 92,616 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during six months ended June 30, 2009 but were not included in the computation of diluted earnings per share.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2010, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).

The following shows the components and activity of comprehensive income during the periods ended June 30, 2010 and 2009 (net of the income tax effect):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollar amounts in thousands)	2010	2009	2010	2009

Unrealized holding gains (losses) arising during the period on securities held	$1,401	$570	$2,093	$39

Reclassification adjustment for gains included in net income	(12)	—	(18)	—

Net change in unrealized gains during the period	1,389	570	2,075	39
Unrealized holding gains (losses), beginning of period	1,248	(826)	562	(295)

Unrealized holding gains (losses), end of period	2,637	(256)	2,637	(256)

Net income	715	461	1,360	1,064
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	1,389	570	2,075	39

Comprehensive income	$2,104	$1,031	$3,435	$1,103

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
The following tables present the assets measured on a recurring basis on the consolidated balance sheet at their fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
U.S. government agency securities	$—	$22,342	$—	$22,342
Obligations of states and political subdivisions	—	77,148	—	77,148
Mortgage-backed securities	—	78,550	—	78,550

Total debt securities	—	178,040	—	178,040
Equity securities	923	—	—	923

Total	$923	$178,040	$—	$178,963

	December 31, 2009
	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
U.S. government agency securities	$—	$18,330	$—	$18,330
Obligations of states and political subdivisions	—	56,720	—	56,720
Mortgage-backed securities	—	60,742	—	60,742

Total debt securities	—	135,792	—	135,792
Equity securities	919	—	—	919

Total	$919	$135,792	$—	$136,711

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of June 30, 2010.
The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.
The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of June 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	June 30, 2010
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	—	4,960	2,360	7,320
Other real estate owned	—	1,886	—	1,886

	December 31, 2009
	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$5,644	$149	$5,793
Other real estate owned	—	2,164	—	2,164

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$37,341	$37,341	$41,153	$41,153
Investment securities Available for sale	178,963	178,963	136,711	136,711
Net loans	358,928	340,520	348,660	332,401
Bank-owned life insurance	7,839	7,839	7,706	7,706
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	1,439	1,439	1,411	1,411

Financial liabilities:
Deposits	$533,095	$538,810	$487,106	$491,436
Short-term borrowings	7,201	7,201	6,800	68,003
Other borrowings	25,040	27,802	25,865	27,356
Accrued interest payable	920	920	905	905
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
NOTE 6 — INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$22,074	$268	$—	$22,342
Obligations of states and political subdivisions:
Taxable	7,874	220	(9)	8,085
Tax-exempt	68,102	1,230	(269)	69,063
Mortgage-backed securities	75,973	3,170	(593)	78,550

Total debt securities	174,023	4,888	(871)	178,040
Equity securities	944	80	(101)	923

Total	$174,967	$4,968	$(972)	$178,963

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$18,657	$38	$(365)	$18,330
Obligations of states and political subdivisions:
Taxable	3,451	10	(86)	3,375
Tax-exempt	52,752	943	(349)	53,345
Mortgage-backed securities	60,055	1,817	(1,130)	60,742

Total debt securities	134,915	2,807	(1,930)	135,792
Equity securities	944	80	(105)	919

Total	$135,859	$2,887	$(2,035)	$136,711

The amortized cost and fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,608	$1,632
Due after one year through five years	6,484	6,849
Due after five years through ten years	22,850	23,432
Due after ten years	143,081	146,127

Total	$174,023	$178,040

Proceeds from sales of investment securities available for sale were $5.1 million and $0 during the six-months ended June 30, 2010 and June 30, 2009, respectively. Gross gains realized were $27,000 and $0 during the six-months ended June 30, 2010 and June 30, 2009, respectively.
Proceeds from sales of investment securities available for sale were $1.2 million and $0 during the three-months ended June 30, 2010 and June 30, 2009, respectively. Gross gains realized were $18,000 and $0 during the three-months ended June 30, 2010 and June 30, 2009, respectively.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$17,126	$176	$1,433	$103	$18,559	$279
Mortgage-backed securities	5,036	35	2,656	557	7,692	592
Equity securities	580	68	13	33	593	101

Total	$22,742	$279	$4,102	$693	$26,844	$972

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$17,134	$(365)	$—	$—	$17,134	$(365)
Obligations of states and political subdivisions	21,594	(314)	1,417	(121)	23,011	(435)
Mortgage-backed securities	18,509	(334)	4,064	(796)	22,573	(1,130)
Equity securities	580	(68)	8	(37)	588	(105)

Total	$57,817	$(1,082)	$5,489	$(953)	$63,306	$(2,035)

There were 26 and 103 securities that were considered temporarily impaired at June 30, 2010 and December 31, 2009.

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
Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 87% of the total available-for-sale portfolio as of June 30, 2010 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $19.7 million for which the Company evaluates credit losses on a quarterly basis. Gross unrealized gain and loss positions related to these private-label collateralized mortgage obligations amounted to $1.3 million and $588,000, respectively. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
For the six months ended June 30, 2010, there were no available-for-sale debt securities with an unrealized loss that has suffered OTTI.
NOTE 7 — SUBSEQUENT EVENTS
None
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased by $48.3 million or 8.6% from December 31, 2009 to June 30, 2010 to a balance of $606.9 million. Investment securities and net loans increased $42.3 million and $10.3 million, respectively. This increase was partially offset by a decrease in cash and cash equivalents of $3.8 million at June 30, 2010. The increase in total assets reflects a corresponding increase in total liabilities of $45.4 million or 8.7% and an increase in stockholders’ equity of $2.9 million or 7.9%. The increase in total liabilities was the result of deposit growth of $46.0 million. The increase in stockholders’ equity was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $282,000, $544,000 and $2.1 million respectively.

Cash on hand and due from banks. Cash and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash and cash equivalents declined $3.8 million or 9.3% to $37.3 million at June 30, 2010 from $41.1 million at December 31, 2009. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.
Investment securities. Investment securities available for sale ended the June 30, 2010 quarter at $179.0 million an increase of $42.3 million or 30.9% from $136.7 million at December 31, 2009. During this period the Company recorded purchases of available for sale securities of $59.2 million, consisting of purchases of mortgage-backed securities, municipal and U.S. government agency bonds. Offsetting the purchases of securities were repayments and maturities of securities of $15.1 million and sales of mortgage backed securities totaling $5.1 million during the six months ended June 30, 2010. In addition, the securities portfolio increased approximately $3.1 million due to an increase in the fair value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss will be realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial, real estate construction and consumer loans. Net loans receivable increased $10.3 million or 2.9% to $358.9 million as of June 30, 2010 from $348.7 million at December 31, 2009. Included in this amount was an increase in the commercial real estate loan and real estate construction portfolios of $4.3 million or 5.5% and $3.7 million or 47.3%, respectively, during the six months ended June 30, 2010. The Company’s lending philosophy is to focus on commercial loans and to attempt to grow that segment of the portfolio. To attract and build the commercial loan portfolio, the Company has taken a proactive approach in contacting new and current clients to ensure that the Company is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Allowance for Loan Losses and Asset Quality. For the first half of 2010, because of continued high unemployment, depressed real estate values for both residential and commercial properties and sustained economic weakness in the Company’s market area, management believes that non-performing assets may increase further and feel it is prudent to continue funding the allowance for loan losses at higher than historical levels.
The Company increased the allowance for loan losses to $5.8 million, or 1.60% of total loans, at June 30, 2010, compared to $4.9 million, or 1.40%, at December 31, 2009. The increase in the allowance for loan losses was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans, coupled with the impact of charge-offs remaining at historically elevated levels. For the quarter ended June 30, 2010 net loan charge-offs totaled $135,000, or 0.04% of average loans, and year-to-date net loan charge-offs totaled $232,000, or 0.06% of average loans. To maintain the adequacy of the allowance for loan losses, the Company recorded a second quarter provision for loan losses of $690,000, versus $260,000 for the second quarter of 2009.
Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at June 30, 2010. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDR), loans 90 days or more past due, assets purchased by EMORECO from EB in November 2009, other real estate, and repossessed assets. A loan is classified as non-accrual when, a loan becomes 90 days past due in principal and interest or in the opinion of management, there are serious doubts about the collectability of interest and principal. At that time the accrual of interest is discontinued, future income is recognized only when cash is received and is not applied to the principal. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company had two TDR’s with a combined principal balance of $524,000 as of June 30, 2010. Non-performing loans amounted to $20.1 million or 5.5% and $16.3 million or 4.6% of total loans at June 30, 2010 and December 31, 2009, respectively. The increase in nonperforming loans has occurred primarily in the commercial loan portfolio and in one-to-four family real estate loans. Non-performing loans secured by real estate totaled $15.9 million as of June 30, 2010, up $3.0 million from $12.9 million at December 31, 2009. The depressed state of the economy and continued levels of high unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

(Dollar amounts in thousands)	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09

Nonperforming loans	$20,053	$18,143	$16,285	$14,368	$14,023
Real estate owned	$1,886	$2,175	$2,164	$1,775	$1,967

Nonperforming assets	$21,939	$20,318	$18,449	$16,143	$15,990

Allowance for loan losses	$5,834	$5,279	$4,937	$4,422	$3,668

Ratios
Nonperforming loans to total loans	5.50%	5.04%	4.61%	4.15%	4.18%
Nonperforming assets to total assets	3.61%	3.42%	3.30%	3.12%	3.33%
Allowance for loan losses to total loans	1.60%	1.47%	1.40%	1.28%	1.09%
Allowance for loan losses to nonperforming loans	29.09%	29.10%	30.32%	30.78%	26.16%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2010, 79.5% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $533.1 million or 94.3% of the Company’s total funding sources at June 30, 2010. Total deposits increased $46.0 million or 9.4% to $533.1 million at June 30, 2010 from $487.1 million at December 31, 2009. The increase in deposits is primarily related to the growth of savings deposits, money market and noninterest-bearing accounts of $24.5 million or 22.8%, $8.8 million or 15.6% and $6.7 million or 15.2%, respectively.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings increased $401,000 or 5.9% to $7.2 million as of June 30, 2010 from $6.8 at December 31, 2009. For the six months ended June 30, 2010 other borrowings declined $825,000 which represents advances from the Federal Home Loan Bank of Cincinnati. The decline in FHLB advances was the result of scheduled principal payments.
Stockholders’ equity. Stockholders’ equity increased $2.9 million or 7.9% to $39.6 million at June 30, 2010 from $36.7 million at December 31, 2009. This increase was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $282,000, $544,000 and $2.1 million, respectively. The increase of accumulated other comprehensive income was the result of an increase in the fair value of the Company’s securities available for sale portfolio. The increase in common stock was the result of issuing 13,189 shares through the Company’s dividend reinvestment and purchase plan at an average price of $21.30 since December 31, 2009.
RESULTS OF OPERATIONS
General. Net income for the second quarter of 2010 totaled $715,000, a $254,000, or 55.1% increase from the $461,000 earned during the second quarter of 2009. Net income for the six months ended June 30, 2010, was $1.4 million, a $296,000, or 27.8% increase from the $1.1 million earned during the same period in 2009. Diluted earnings per share for the second quarter of 2010 were $0.45 compared to $0.30 for the same period in 2009. Year-to-date diluted earnings per share were $0.87 in 2010 compared to $0.69 in 2009.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2010 were 0.47% and 7.48%, respectively, compared with 0.39% and 5.22% for the second quarter of 2009. For the first six months of 2010, the Company’s annualized ROA was 0.46% compared to 0.45% in 2009, while the ROE was 7.27% compared to 6.04% for the same period of 2009.
The Company’s earnings for the quarter and the year were positively impacted by an increase in loan and investment interest income combined with a decrease in interest expense. This was partially offset by increases in the provision for loan losses and non-interest expense.
Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s goal to maintain steady net interest income growth while managing the risks associated with interest rate fluctuations by pricing and growth strategies.
Net interest income totaled $4.6 million for the second quarter of 2010, an increase of 36.0% from the $3.4 million reported for the comparable period of 2009. The net interest margin of 3.49% for the second quarter of 2010 showed improvement over the 3.28% reported for the same quarter of 2009. The increase in the net interest margin is primarily attributable to the increases in investment securities and loan interest of $608,000 and $393,000, respectively, and reduced cost of interest-bearing liabilities by $189,000 compared to the same period in 2009.
Net interest income increased $2.1 million, or 31.2% to $8.6 million, for the six months ended June 30, 2010 compared to the same period in the prior year. For the same reason as the second quarter the net interest margin was positively impacted by increases in investment securities interest of $1.1 million and loan interest of $492,000 coupled with the reduced cost of interest-bearing liabilities by $430,000 when compared to the same period in 2009. The net interest margin of 3.39% for the first two quarters of 2010 was up from the 3.22% reported for the same period of 2009. The increasing margin for the first six months of the year is primarily attributable to deposit growth in products which generally carry lower interest costs than other deposit alternatives allowing for increased loan underwriting and the purchase of investment securities that maximize the Company’s interest income.
Interest income. Interest income increased $1.0 million, or 16.3%, for the three months ended June 30, 2010, compared to the same period in the prior year. This can be attributed to a $124.8 million increase in average interest earning assets when compared to the same period in the prior year. This increase was partially offset by a 52 basis point decline on the yield of average interest-earning assets. Interest income increased $1.6 million, or 12.9%, for the six months ended June 30, 2009, compared to the same period in the prior year. This increase can be attributed to the growth of average interest-earning assets by $112.7 million. A decrease of 56 basis points offset some of the gains from the increased levels of interest-earning assets.
Interest earned on loans receivable increased $393,000, or 8.0%, for the three months ended June 30, 2010, compared to the same period in the prior year. This increase was attributable to a $32.6 million or a 9.9% increase in the average balance of loans receivable from June 30, 2009. This increase was partially offset by a decline in the yield on the total loan portfolio of 10 basis points to 5.88% for the three months ended June 30, 2010 from 5.98% for the same period in the prior year.
For the six months ended June 30, 2010, interest earned on loans receivable increased $492,000, or 5.0%, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $32.8 million, or 10.0%, to $359.0 million for the six months ended June 30, 2010 compared to $326.2 million for the same period in the prior year. This increase was partially offset by a decline in the yield on the total loan portfolio of 28 basis points to 5.84% for the six months ended June 30, 2010 from 6.12% for the same period in the prior year.
Interest earned on securities increased $608,000, or 44.1%, for the three months ended June 30, 2010, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $69.5 million, or 67.0%, to $173.3 million at June 30, 2010 from $103.8 million for the same period in the prior year. The increase of interest earned on investment securities was partially offset by a decrease in the yield on the average investments to 5.37% for the three months ended June 30, 2010 from 6.23% for the same period in the prior year.
Interest earned on securities increased $1.1 million, or 61.8%, for the six months ended June 30, 2010, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $58.2 million, or 55.8%, to $162.6 million at June 30, 2010 from $104.4 million for the same period in the prior year. The increase of interest earned on investment securities was partially offset by a decrease of 59 basis points to 5.48% for the six months ended June 30, 2010 from 6.07% for the same period in the prior year.

Interest expense. Interest expense decreased $188,000, or 6.4%, for the three months ended June 30, 2010, compared to the same period in the prior year. The decline in interest expense can be attributed to decreases in interest incurred on deposits and borrowings of $186,000 and $3,000, respectively. This reduction in interest cost was mainly due to the rate paid on interest-bearing liabilities which declined by 83 basis points when comparing the two quarters.
Interest expense decreased $430,000, or 7.1%, for the six months ended June 30, 2010, compared to the same period in the prior year. The year-to-date decline is the result of the same factors listed above. Interest incurred on deposit decreased $417,000 and borrowings declined $12,000 when compared to the first half of 2009. These decreases were partially offset by increased deposits.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, decreased $186,000, or 7.3%, for the three months ended June 30, 2010, compared to the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 2.08% from 2.82% for the quarters ended June 30, 2010 and 2009, respectively. The reduced cost was partially offset by the average balance of interest-bearing deposits which increased by $116.7 million, or 32.0%, to $481.0 million for the three months ended June 30, 2010, compared to $364.4 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.
For the six months ended June 30, 2010 interest incurred on deposits declined $417,000, or 7.9%, compared to the same period in the prior year. This was primarily attributable to a decrease in interest expense which was positively affected by a reduction in the cost of interest-bearing deposits to 2.08% from 2.96% for the six months June 30, 2010 and 2009, respectively. The reduction in interest costs was partially offset by an increase in the average balance of interest-bearing deposits of $111.6 million, or 31.1%, to $470.8 million for the six months ended June 30, 2010, compared to $359.2 million for the same period in the prior year.
Interest incurred on borrowed funds, declined by $3,000 or 0.1%, for the three months ended June 30, 2010, compared to the same period in the prior year. The rate of the borrowings declined to 4.65% from 4.77% for the quarters ended June 30, 2010 and 2009, respectively. Offsetting the reduction in the cost of these funds was an increase in the average balance of borrowed funds of $558,000, or 1.8%, to $32.2 million for the three months ended June 30, 2010, compared to $31.6 million for the same period in the prior year.
For the six months ended June 30, 2010, interest incurred on borrowed funds decreased by $13,000, or 1.7%, compared to the same period in the prior year. This decline was due to a decrease in the average balance of borrowing. The average balance of borrowed funds declined by $818,000, or 2.5%, to $32.2 million for the six months ended June 30, 2010, compared to $33.1 million for the six months ended June 30, 2009.
Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable credit losses in the loan portfolio. Based on this review, a provision for loan losses of $690,000 was recorded for the quarter ended June 30, 2010 compared to $260,000 for the quarter ended June 30, 2009. The year-to-date provision for loan losses increased $715,000 or 172.7% compared to the first half of 2009. The provision for loan losses was higher for the current quarter and year-to-date due to increases in net charge-offs, increases in nonperforming and delinquent loans and the continued distressed state of the economy. Nonperforming loans were $20.1 million, or 5.5% of total loans at June 30, 2010 compared with $14.0 million, or 4.2% at June 30, 2009. Net charge-offs were $135,000 for the quarter ended June 30, 2010 and $232,000 year-to-date compared with $212,000 and $303,000 for the same periods ended June 30, 2009. Total loans were $364.8 million at June 30, 2010 compared with $321.6 million at June 30, 2009.
Non-interest income. Non-interest income increased $49,000, or 7.7%, and $34,000, or 2.7%, for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009. This increase is primarily a result of rental income on other real estate owned of $16,000 and $27,000 for the three and six month periods ended June 30, 2010, respectively. Additionally the Company recognized a net gain on the sale of investment securities of $18,000 for the quarter and $27,000 year-to-date.
Non-interest expense. Non-interest expense of $3.8 million for the second quarter of 2010 was 15.9%, or $525,000, higher than the second quarter of 2009. The increase in salaries and employee benefits of $176,000 is primarily attributable to the growth of the Company and a 10% increase in employee health insurance premiums. The Company changed data processors in April 2010 and upgraded its computer network. These improvements have resulted in an increase of $54,000 in equipment expense when compared to the quarter ended June 30, 2009. Professional fees increased $56,000 for the quarter ended June 30, 2010 when compared to the same period in the prior year. Other expenses grew $377,000 over the 2009 quarter. Expenses related to delinquent loans, foreclosures and other real estate owned totaled $305,000 or 80.1% of the increase. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $158,000 in loan and other real estate owned expenses as of the quarter ended June 30, 2010.

The year-to-date non-interest expense total of $7.4 million was 17.3%, or $1.1 million, higher than the same period of 2009. The increase in salaries and employee benefits of $316,000 is attributable to the growth of the Company and a 10% increase in employee health insurance premiums. The Company changed data processors in April 2010 and upgraded its computer network. These improvements have resulted in an increase of $129,000 in equipment expense when compared to June 30, 2009. Professional fees increased $95,000 for the six months ended June 30, 2010 when compared to the same period in the prior year. Losses on the sale of other real estate owned totaled $214,000, an increase of $159,000 or 289.1% over the comparable period in 2009. Other expenses grew $452,000 or 39.5%, over the first half of 2009. Expenses related to delinquent loans, foreclosures and other real estate owned totaled $372,000 or 82.3% of the increase. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $288,000 in loan and other real estate owned expenses for the six months ended June 30, 2010.
Provision for income taxes. The Company recognized $60,000 in income tax expense, which reflected an effective tax rate of 4.2% for the six months, ended June 30, 2010, as compared to $67,000 with an effective tax rate of 6.0% for the respective 2009 period. The decline in the tax provision for the six months ended June 30, 2010 can be associated with an increase in non-taxable income from obligations of states and political subdivisions of $339,000 or 37.7% for the six months ended when compared to the same period in the prior year.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2010, have remained unchanged from December 31, 2009.
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
Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2010 and 2009, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$361,708	$5,299	5.88%	$329,124	$4,906	5.98%
Investments securities (3)	173,264	1,986	5.37%	103,752	1,378	6.23%
Interest-bearing deposits with other banks	30,178	47	0.62%	7,493	21	1.12%

Total interest-earning assets	565,150	7,332	5.44%	440,369	6,305	5.96%

Noninterest-earning assets	38,750			36,177
Total assets	$603,900			$476,547

Interest-bearing liabilities:
Interest-bearing demand deposits	41,067	100	0.98%	31,315	76	0.97%
Money market deposits	65,017	229	1.41%	33,097	170	2.06%
Savings deposits	126,228	395	1.25%	83,310	336	1.62%
Certificates of deposit	248,704	1,649	2.66%	216,641	1,977	3.66%
Borrowings	32,163	373	4.65%	31,606	376	4.77%

Total interest-bearing liabilities	513,179	2,746	2.15%	395,968	2,935	2.97%

Noninterest-bearing liabilities
Other liabilities	52,389			45,359
Stockholders’ equity	38,332			35,220
Total liabilities and stockholders’ equity	$603,900			$476,547

Net interest income		$4,586			$3,370

Interest rate spread (1)			3.29%			2.98%
Net interest margin (2)			3.49%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.13%			111.21%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest incomefor tax-exempt securities was $333 and $234 for 2010 and 2009 respectively.

	2010 versus 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$486	$(93)	$393
Investments securities	1,080	(472)	608
Interest-bearing deposits with other banks	64	(38)	26

Total interest-earning assets	1,630	(603)	1,027

Interest-bearing liabilities:
Interest-bearing demand deposits	24	0	24
Money market deposits	164	(105)	59
Savings deposits	173	(114)	59
Certificates of deposit	293	(621)	(328)
Borrowings	7	(9)	(2)

Total interest-bearing liabilities	661	(849)	(188)

Net interest income	$969	$246	$1,215

	For the Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable	$358,989	$10,396	5.84%	$326,223	$9,904	6.12%
Investments securities (3)	162,595	3,781	5.48%	104,362	2,677	6.07%
Interest-bearing deposits with other banks	30,100	79	0.53%	9,030	47	1.05%

Total interest-earning assets	551,683	14,256	5.44%	439,616	12,629	6.01%

Noninterest-earning assets	38,448			34,167
Total assets	$590,132			$473,783

Interest-bearing liabilities:
Interest-bearing demand deposits	39,977	195	0.98%	29,519	137	0.94%
Money market deposits	62,767	508	1.63%	30,947	321	2.09%
Savings deposits	119,946	822	1.38%	77,358	582	1.52%
Certificates of deposit	248,134	3,333	2.71%	221,374	4,235	3.86%
Borrowings	32,245	757	4.73%	33,063	770	4.70%

Total interest-bearing liabilities	503,068	5,615	2.25%	392,260	6,045	3.11%

Noninterest-bearing liabilities
Other liabilities	49,364			46,303
Stockholders’ equity	37,699			35,220
Total liabilities and stockholders’ equity	$590,132			$473,783

Net interest income		$8,641			$6,584

Interest rate spread (1)			3.19%			2.90%
Net interest margin (2)			3.39%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.66%			112.07%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $638 and $464 for 2010 and 2009 respectively.

	2010 versus 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,000	$(508)	$492
Investments securities	1,762	(658)	1,104
Interest-bearing deposits with other banks	110	(78)	32

Total interest-earning assets	2,872	(1,244)	1,628

Interest-bearing liabilities:
Interest-bearing demand deposits	49	9	58
Money market deposits	332	(145)	187
Savings deposits	322	(82)	240
Certificates of deposit	515	(1,417)	(902)
Borrowings	(19)	7	(12)

Total interest-bearing liabilities	1,199	(1,628)	(429)

Net interest income	$1,673	$384	$2,057

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
For the six months ended June 30, 2010, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. Cash and cash equivalents decreased primarily as a result of the purchasing of investment securities and funding new loans. This decrease was largely offset by an increase in deposits. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
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
Effective February 11, 2010, the Board of Directors of the Company’s subsidiary, EB, entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Ohio Division of Financial Institutions as a result of the joint examination by the FDIC and the Ohio Division of Financial Institutions completed in the fourth quarter of 2009. The MOU sets forth certain actions required to be taken by management of EB to rectify unsatisfactory conditions identified by the federal and state banking regulators that relate to EB’s concentration of credit for non-owner occupied 1-4 family residential mortgage loans. The MOU requires EB to reduce delinquent and classified loans and enhance credit administration for non-owner occupied residential real estate; to develop specific plans for the reduction of borrower indebtedness on classified and delinquent credits; to correct violations of laws and regulations listed in the joint examination report; to implement an earnings improvement plan; to maintain specified capital discussed below; to submit to the FDIC and the Ohio Division of Financial Institutions for review and comment a revised methodology for calculating and determining the adequacy of the allowance for loan losses; and to provide 30 days’ advance notification of proposed dividend payments.
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
The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at June 30, 2010 and December 31, 2009:
FDIC Regulations

	Adequately	Well
Capital Ratio	Capitalized	Capitalized		June 30, 2010	December 31, 2009

Tier I Leverage Capital	4.00%	5.00	%(1)	9.27%	10.29%
Risk-Based Capital:
Tier I	4.00	6.00		13.16	13.63
Total	8.00	10.00		14.45	14.91

(1)	9 percent required by the MOU.
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

The following table illustrates the Company’s risk-weighted capital ratios at June 30, 2010:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	June 30,		June 30,		June 30,
	2010		2010		2010
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-weighted Assets)

Actual	$44,685	11.87%	$36,462	11.30%	$7,039	14.45%
For Capital Adequacy Purposes	30,109	8.00	25,825	8.00	3,898	8.00
To Be Well Capitalized	37,636	10.00	32,281	10.00	4,872	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$39,967	10.62%	$32,606	10.10%	$6,413	13.16%
For Capital Adequacy Purposes	15,054	4.00	12,912	4.00	1,949	4.00
To Be Well Capitalized	22,582	6.00	19,368	6.00	2,923	6.00

Tier I Capital (to Average Assets)

Actual	$39,967	6.88%	$32,606	6.46%	$6,413	9.27%
For Capital Adequacy Purposes	23,235	4.00	20,200	4.00	2,768	4.00
To Be Well Capitalized	29,044	5.00	25,251	5.00	3,460	5.00
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2010 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2010 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2010 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	(2.15)%	4.21%

Portfolio equity — increase (decrease)	(12.30)%	(10.19)%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults by the Company on its senior securities
None
Item 4. Reserved
Item 5. Other information
None
Item 6. Exhibits
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2010

exhibit
number	description	location
3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.0	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001 exhibit
number	description	location

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002 exhibit
number	description	location

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	Reserved

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005 exhibit
number	description	location

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99	Report of independent registered public accounting firm	filed herewith

*	management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: August 12, 2010	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer