Form 10-Q
period 2010-09-30
MIDDLEFIELD BANC CORP
filed 2010-11-09
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Class: Common Stock, without par value
Outstanding at November 9, 2010: 1,584,281

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$13,645	$12,909
Federal funds sold	37,701	28,123
Interest-bearing deposits in other institutions	124	121

Cash and cash equivalents	51,470	41,153
Investment securities available for sale	195,101	136,711
Loans	365,219	353,597
Less allowance for loan losses	5,971	4,937

Net loans	359,248	348,660
Premises and equipment	8,222	8,394
Goodwill	4,559	4,559
Bank-owned life insurance	7,911	7,706
Accrued interest and other assets	10,578	11,475

TOTAL ASSETS	$637,089	$558,658

LIABILITIES
Deposits:
Noninterest-bearing demand	$55,448	$44,387
Interest-bearing demand	44,232	38,111
Money market	71,097	56,451
Savings	141,693	107,358
Time	251,021	240,799

Total deposits	563,491	487,106
Short-term borrowings	7,762	6,800
Other borrowings	22,035	25,865
Accrued interest and other liabilities	2,111	2,180

TOTAL LIABILITIES	595,399	521,951

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,773,811 and 1,754,112 shares issued	28,315	27,919
Retained earnings	15,558	14,960
Accumulated other comprehensive income	4,551	562
Treasury stock, at cost; 189,530 shares in 2010 and 2009	(6,734)	(6,734)

TOTAL STOCKHOLDERS’ EQUITY	41,690	36,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$637,089	$558,658

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$5,325	$5,176	$15,721	$15,080
Interest-bearing deposits in other institutions	3	2	10	12
Federal funds sold	15	4	38	11
Investment securities:
Taxable interest	1,290	976	3,832	2,753
Tax-exempt interest	702	475	1,941	1,375
Dividends on stock	33	15	82	46

Total interest income	7,368	6,648	21,624	19,277

INTEREST EXPENSE
Deposits	2,391	2,501	7,249	7,776
Short term borrowings	66	5	186	15
Other borrowings	147	222	520	717
Trust preferred securities	148	134	412	399

Total interest expense	2,752	2,862	8,367	8,907

NET INTEREST INCOME	4,616	3,786	13,257	10,370

Provision for loan losses	1,226	1,346	2,355	1,760

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,390	2,440	10,902	8,610

NONINTEREST INCOME
Service charges on deposit accounts	473	488	1,321	1,394
Investment securities gains, net	18	—	45	—
Earnings on bank-owned life insurance	72	68	204	197
Other income	132	134	419	359

Total noninterest income	695	690	1,989	1,950

NONINTEREST EXPENSE
Salaries and employee benefits	1,543	1,396	4,767	4,304
Occupancy expense	224	215	717	691
Equipment expense	156	152	558	425
Data processing costs	160	224	575	692
Ohio state franchise tax	134	123	404	370
Federal deposit insurance expense	197	86	589	529
Professional fees	110	159	490	444
Loss on sale of other real estate owned	536	128	750	183
Other expense	682	556	2,278	1,700

Total noninterest expense	3,742	3,039	11,128	9,338

Income before income taxes	343	91	1,763	1,222
Income taxes (benefit)	(120)	(122)	(60)	(55)

NET INCOME	$463	$213	$1,823	$1,277

EARNINGS PER SHARE
Basic	$0.29	$0.14	$1.16	$0.83
Diluted	0.29	0.14	1.16	0.83

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except dividend per share amount)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2009	$27,919	$14,960	$562	$(6,734)	$36,707

Net income		1,823			1,823	$1,823
Other comprehensive income:
Unrealized gains on available for sale securities net of taxes of $2,055			3,989		3,989	3,989

Comprehensive income						$5,812

Dividend reinvestment and purchase plan	396				396
Cash dividends ($0.78 per share)		(1,225)			(1,225)

Balance, September 30, 2010	$28,315	$15,558	$4,551	$(6,734)	$41,690

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,823	$1,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,355	1,760
Investment securities gains, net	(45)	—
Depreciation and amortization	581	437
Amortization of premium and discount on investment securities	(93)	(385)
Amortization of deferred loan fees, net	(37)	(43)
Earnings on bank-owned life insurance	(204)	(197)
Deferred income taxes	(384)	221
Expense related to stock option	—	45
Loss on sale of other real estate owned	750	183
Increase in accrued interest receivable	(447)	(409)
Increase (decrease) in accrued interest payable	33	(233)
Decrease (increase) in prepaid federal deposit insurance	545	(92)
Other, net	(1,240)	(520)

Net cash provided by operating activities	3,637	2,044

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	31,882	14,903
Proceeds from sale of securities	5,829	—
Purchases	(89,919)	(24,268)
Increase in loans, net	(14,431)	(26,146)
Purchase of Federal Home Loan Bank stock	—	(14)
Proceeds from the sale of other real estate owned	923	100
Purchase of premises and equipment	(292)	(246)

Net cash used for investing activities	(66,008)	(35,671)

FINANCING ACTIVITIES
Net increase in deposits	76,385	53,109
Increase (decrease) in short-term borrowings, net	962	(218)
Repayment of other borrowings	(3,830)	(5,131)
Proceeds from dividend reinvestment & purchase plan	396	413
Cash dividends	(1,225)	(1,203)

Net cash provided by financing activities	72,688	46,970

Increase in cash and cash equivalents	10,317	13,343

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,153	17,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,470	$30,798

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$8,334	$9,148
Income taxes	850	275

Non-cash investing transactions:
Transfers from loans to other real estate owned	$1,525	$1,475
Loans to facilitate the sale of other real estate owned	—	531
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements of Middlefield Banc Corp. (“Company”) includes its two bank subsidiaries (The Middlefield Banking Company (“MB”) and Emerald Bank (“EB”)) and a non-bank asset resolution subsidiary EMORECO. All significant inter-company items have been eliminated in consolidation.
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
Recent Accounting Pronouncements:
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
In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.
In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs — An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
The Company has no unrecognized stock-based compensation costs or unvested stock options outstanding as of September 30, 2010.
Stock option activity during the nine months ended September 30, 2010 and 2009 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2010	Price	2009	Price

Outstanding, January 1	99,219	$26.85	110,465	$27.21
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(7,575)	—

Outstanding, September 30	99,219	$26.85	102,890	$26.74

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	1,768,362	1,740,586	1,761,292	1,733,107

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,578,832	1,551,056	1,571,762	1,543,577

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	13	964	1,100

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,578,832	1,551,069	1,572,726	1,544,677

Options to purchase 99,219 shares of common stock at prices ranging from $17.90 to $40.24 were outstanding during the three months ended September 30, 2010 and options to purchase 89,077 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the nine months ended September 30, 2010 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2010. Options to purchase 92,618 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the three and nine months ended September 30, 2009 but were not included in the computation of diluted earnings per share.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2010, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).

The following shows the components and activity of comprehensive income during the periods ended September 30, 2010 and 2009 (net of the income tax effect):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollar amounts in thousands)	2010	2009	2010	2009

Unrealized holding gains arising during the period on securities held	$1,926	$1,848	$4,019	$1,887

Reclassification adjustment for gains included in net income	(12)	—	(30)	—

Net change in unrealized gains during the period	1,914	1,848	3,989	1,887
Unrealized holding gains (losses), beginning of period	2,637	(256)	562	(295)

Unrealized holding gains, end of period	4,551	1,592	4,551	1,592

Net income	463	213	1,823	1,277
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	1,914	1,848	3,989	1,887

Comprehensive income	$2,377	$2,061	$5,812	$3,164

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

The following tables present the assets and liabilities measured on a recurring basis on the consolidated balance sheet at their fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2010
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$22,505	$—	$22,505
Obligations of states and political subdivisions	—	81,791	—	81,791
Mortgage-backed securities	—	89,885	—	89,885

Total debt securities	—	194,181	—	194,181
Equity securities	920	—	—	920

Total	$920	$194,181	$—	$195,101

		December 31, 2009
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$18,330	$—	$18,330
Obligations of states and political subdivisions	—	56,720	—	56,720
Mortgage-backed securities	—	60,742	—	60,742

Total debt securities	—	135,792	—	135,792
Equity securities	919	—	—	919

Total	$919	$135,792	$—	$136,711

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of September 30, 2010.
The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of September 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		September 30, 2010
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$5,445	$2,593	$8,038
Other real estate owned	—	2,016	—	2,016

		December 31, 2009
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$5,644	$149	$5,793
Other real estate owned	—	2,164	—	2,164

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$51,470	$51,470	$41,153	$41,153
Investment securities
Available for sale	195,101	195,101	136,711	136,711
Net loans	359,248	341,906	348,660	332,401
Bank-owned life insurance	7,911	7,911	7,706	7,706
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	1,858	1,858	1,411	1,411

Financial liabilities:
Deposits	$563,491	$570,677	$487,106	$491,436
Short-term borrowings	7,762	7,762	6,800	6,800
Other borrowings	22,035	25,325	25,865	27,356
Accrued interest payable	966	966	933	933
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
Investment Securities Available for Sale
The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Fair value for certain private-label collateralized mortgage obligations was determined utilizing discounted cash flow models, due to the absence of a current market to provide reliable market quotes for the instruments.

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
Commitments to Extend Credit
These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.
NOTE 6 — INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$22,171	$334	$—	$22,505
Obligations of states and political subdivisions:
Taxable	7,872	462	—	8,334
Tax-exempt	70,149	3,334	(26)	73,457
Mortgage-backed securities	87,069	3,295	(479)	89,885

Total debt securities	187,261	7,425	(505)	194,181
Equity Securities	944	80	(104)	920

Total	$188,205	$7,505	$(609)	$195,101

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$18,657	$38	$(365)	$18,330
Obligations of states and political subdivisions:
Taxable	3,451	10	(86)	3,375
Tax-exempt	52,752	942	(349)	53,345
Mortgage-backed securities	60,055	1,817	(1,130)	60,742

Total debt securities	134,915	2,807	(1,930)	135,792
Equity Securities	944	80	(105)	919

Total	$135,859	$2,887	$(2,035)	$136,711

The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,664	$1,677
Due after one year through five years	6,041	6,409
Due after five years through ten years	20,579	21,934
Due after ten years	158,977	164,161

Total	$187,261	$194,181

Proceeds from sales of investment securities available for sale were $5.8 million and $0 during the nine-months ended September 30, 2010 and September 30, 2009, respectively. Gross gains realized were $45,000 and $0, respectively, during the nine-months ended September 30, 2010 and September 30, 2009.
Proceeds from sales of investment securities available for sale were $715,000 and $0 during the three-months ended September 30, 2010 and September 30, 2009, respectively. Gross gains realized were $18,000 and $0 during the three-months ended September 30, 2010 and September 30, 2009, respectively.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$253	$(5)	$471	$(21)	$724	$(26)
Mortgage-backed securities	8,240	(38)	2,576	(441)	10,816	(479)
Equity securities	372	(26)	218	(78)	590	(104)

Total	$8,865	$(69)	$3,265	$(540)	$12,130	$(609)

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$17,134	$(365)	$—	$—	$17,134	$(365)
Obligations of states and political subdivisions	21,594	(314)	1,417	(121)	23,011	(435)
Mortgage-backed securities	18,509	(334)	4,064	(796)	22,573	(1,130)
Equity securities	580	(68)	8	(37)	588	(105)

Total	$57,817	$(1,082)	$5,489	$(953)	$63,306	$(2,035)

There were 16 and 103 securities that were considered temporarily impaired at September 30, 2010 and December 31, 2009.

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
Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 90% of the total available-for-sale portfolio as of September 30, 2010 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $17.8 million for which the Company evaluates credit losses on a quarterly basis. Gross unrealized gain and loss positions related to these private-label collateralized mortgage obligations amounted to $1.3 million and 441,000 respectively. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
For the nine months ended September 30, 2010, there were no available-for-sale debt securities with an unrealized loss that has suffered OTTI.
NOTE 7 — SUBSEQUENT EVENTS
None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
FORWARD-LOOKING STATEMENT
This release contains forward-looking statements relating to present or future trends or factors affecting the banking industry, and specifically the financial condition and results of operations, including without limitation, statements relating to the earnings outlook of the Company, as well as its operations, markets and products. Actual results could differ materially from those indicated. Among the factors that could cause results to differ materially are changes in interest rates, continued weakening of the economy, which could materially impact credit quality and the opportunity to generate loans, competitive pressures, changes in accounting, tax or regulatory requirements and those risk factors detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this release.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2010, have remained unchanged from December 31, 2009.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets increased $78.4 million or 14.0% from December 31, 2009 to September 30, 2010 to a balance of $637.1 million. Loans receivable, cash and cash equivalents and investment securities increased $11.6 million, $10.3 million and $58.4 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $73.4 million or 14.1% and an increase in stockholders’ equity of $5.0 million or 13.6%. The increase in total liabilities was the result of deposit growth of $76.4 million. The increase in stockholders’ equity was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $396,000, $598,000 and $4.0 million, respectively.
Cash on hand and due from banks. Cash and due from banks, Federal funds sold and interest-bearing deposits in other institutions represent cash and cash equivalents. Cash and cash equivalents increased $10.3 million or 25.1% to $51.5 million at September 30, 2010 from $41.2 million at December 31, 2009. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.
Investment securities. Investment securities available for sale ended the September 30, 2010 nine month period at $195.1 million an increase of $58.4 million or 42.7% from $136.7 million at December 31, 2009. During this period the Company recorded purchases of available for sale securities of $89.9 million, consisting of purchases of mortgage-backed securities, U.S. government agencies and municipal securities. Offsetting the purchases of securities were repayments and maturities of securities of $31.9 million and sales of securities totaling $5.8 million during the nine months ended September 30, 2010. In addition, the securities portfolio increased approximately $6.9 million due to an increase in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss will be realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $10.5 million or 3.0% to $359.2 million as of September 30, 2010 from $348.7 million at December 31, 2009. Included in this amount was an increase in the commercial real estate loan portfolio of $3.0 million or 3.8% and real estate construction loans of $6.0 million or 77.1% during the nine months ended September 30, 2010. The Company’s lending philosophy is to focus on the commercial loans and to attempt to grow the portfolio. To attract and build the commercial loan portfolio, the Company has taken a proactive approach in contacting new and current clients to ensure that the Company is servicing its client’s needs. These lending relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Allowance for Loan Losses and Asset Quality. For the first nine months of 2010, because of continued high unemployment, depressed real estate values for both residential and commercial properties and sustained economic weakness in the Company’s market area, management believes that non-performing assets may increase further and therefore believes it is prudent to continue funding the allowance for loan losses at higher than historical levels.
The Company increased the allowance for loan losses to $6.0 million, or 1.63% of total loans, at September 30, 2010, from $4.9 million, or 1.40%, at December 31, 2009. The increase in the allowance for loan losses was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans, coupled with the impact of charge-offs remaining at an elevated level. Third quarter 2010 net loan charge-offs totaled $1.1 million, or 0.30% of average loans, compared to $135,000, or 0.04%, and $592,000, or 0.17%, for the second quarter of 2010 and third quarter of 2009, respectively. Year to date net loan charge-offs totaled $1.3 million compared to $895,000 for the same period in 2009. To maintain the adequacy of the allowance for loan losses, the Company recorded a third quarter provision for loan losses of $1.2 million, versus $1.3 million for third quarter of 2009. For the nine month period ended September 30, 2010, the Company recorded a provision for loan losses of $2.4 million compared to $1.8 million for the comparable period in 2009.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at September 30, 2010. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDR), loans 90 days or more past due, assets purchased by EMORECO from EB in November 2009, other real estate, and repossessed assets. A loan is classified as non-accrual when, a loan becomes 90 days past due in principal and interest or in the opinion of management, there are serious doubts about the collectability of interest and principal. At that time the accrual of interest is discontinued, future income is recognized only when cash is received and is not applied to the principal. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company had six TDR’s with a combined principal balance of $603,000 as of September 30, 2010. Non-performing loans amounted to $21.0 million or 5.8% and $16.3 million or 4.6% of total loans at September 30, 2010 and December 31, 2009, respectively. The increase in nonperforming loans has occurred primarily in the commercial loan portfolio and in one-to-four family real estate loans. Non-performing loans secured by real estate totaled $16.6 million as of September 30, 2010, up $3.7 million from $12.9 million at December 31, 2009. The depressed state of the economy and continued levels of high unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.
Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.
Asset Quality History

(Dollar amounts in thousands)	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009

Nonperforming loans	$20,983	$20,053	$18,143	$16,285	$14,368

Real estate owned	$2,016	$1,886	$2,175	$2,164	$1,775

Nonperforming assets	$22,999	$21,939	$20,318	$18,449	$16,143

Allowance for loan losses	$5,971	$5,834	$5,279	$4,937	$4,422

Ratios
Nonperforming loans to total loans	5.75%	5.50%	5.04%	4.61%	4.15%
Nonperforming assets to total assets	3.61%	3.61%	3.42%	3.30%	3.12%
Allowance for loan losses to total loans	1.63%	1.60%	1.47%	1.40%	1.28%
Allowance for loan losses to nonperforming loans	28.46%	29.09%	29.10%	30.32%	30.78%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2010, 79.3% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $563.5 million or 95.0% of the Company’s total funding sources at September 30, 2010. Total deposits increased $76.4 million or 15.7% to $563.5 million at September 30, 2010 from $487.1 million at December 31, 2009. The increase in deposits is primarily related to the growth of savings deposits, money market and noninterest-bearing accounts of $34.3 million or 32.0%, $14.6 million or 25.9% and $11.1 million or 24.9%, respectively.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings increased $1.0 million or 14.2% to $7.8 million at September 30, 2010 from $6.8 million at December 31, 2009. For the nine months ended September 30, 2010, other borrowings declined $3.8 million which represents advances from the Federal Home Loan Bank of Cincinnati. The decline in FHLB advances was the result of scheduled principal payments.
Stockholders’ equity. Stockholders’ equity increased $5.0 million or 13.6% to $41.7 million at September 30, 2010 from $36.7 million at December 31, 2009. This increase was the result of increases in common stock, retained earnings and accumulated other comprehensive income of $396,000, $598,000 and $4.0 million, respectively. The increase of accumulated other comprehensive income was the result of an increase in the fair value of the Company’s securities available for sale portfolio. The increase in common stock was the result of issuing 19,699 shares through the Company’s dividend reinvestment and purchase plan at an average price of $20.05 since December 31, 2009.
RESULTS OF OPERATIONS
General. Net income for the third quarter of 2010 of $463,000 represented a $250,000, or 117.4% increase from the $213,000 earned during the third quarter of 2009. Net income for the nine months ended September 30, 2009, totaled $1.8 million a $546,000, or 42.8% increase from the $1.3 million earned during the same period in 2009. Diluted earnings per share for the third quarter of 2010 were $0.29 compared to $0.14 for the same period in 2009. Year-to-date diluted earnings per share were $1.16 in 2010 compared to $0.83 in 2009.
The company’s annualized return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2010 were 0.29% and 4.54%, respectively, compared with 0.17% and 2.34% for the third quarter of 2009. For the first nine months of 2010, the company’s annualized ROA was 0.41% compared to 0.35% in 2009, while the ROE was 6.31% compared to 4.72% for the same period of 2009.
The Company’s earnings for the quarter and the year were positively impacted by an increase in loan and investment interest income combined with a decrease in interest expense. This was partially offset by increases in the provision for loan losses and non-interest expense.
Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest-earning assets and interest-bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s goal to maintain steady net interest income growth while managing the risks associated with interest rate fluctuations by pricing and growth strategies.
Net interest income totaled $4.6 million for the third quarter of 2010, an increase of 21.9% from the $3.8 million reported for the comparable period of 2009. The net interest margin of 3.39% for the third quarter of 2010 declined slightly from the 3.46% reported for the same quarter of 2009. The decrease in the net interest margin is primarily attributable to the lack of quality lending opportunities which forces excess funds into lower yielding short-term investments.
Net interest income increased $2.9 million, or 27.8%, to $13.3 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The year to date net interest margin was positively impacted by increases in investment securities interest of $1.6 million and loan interest of $641,000 coupled with the reduced cost of interest-bearing liabilities by $540,000 when compared to the same period in 2009. The net interest margin of 3.39% for the first three quarters of 2010 was up from the 3.31% reported for the same period of 2009. The increasing margin for the first nine months of the year is primarily attributable to deposit growth in products which generally carry lower interest costs than other deposit alternatives allowing for increased loan underwriting and the purchase of investment securities that maximize the Company’s interest income.
Interest income. Interest income increased $720,000, or 10.8%, for the three months ended September 30, 2010, compared to the same period in the prior year. This increase was partly offset by a 66 basis point decline on the yield of average interest-earning assets. Interest income increased $2.3 million, or 12.2%, for the nine months ended September 30, 2010, compared to the same period in the prior year. The year-to-date increase can be attributed to the growth of average interest-earning assets of $114.6 million. A decrease of 59 basis points offset some of the gains from the increased levels of interest-earning assets.

Interest earned on loans receivable increased $149,000, or 2.9%, for the three months ended September 30, 2010, compared to the same period in the prior year. This increase was attributable to a $24.2 million or a 7.1% increase in the average balance of loans receivable from September 30, 2009. This increase was partially offset by a decline in the yield on the total loan portfolio of 24 basis points to 5.80% for the three months ended September 30, 2010 from 6.04% for the same period in the prior year.
For the nine months ended September 30, 2010, interest earned on loans receivable increased $641,000, or 4.3%, compared to the same period in the prior year. This increase was attributable to an increase in the average balance of loans outstanding of $29.9 million, or 9.1%, to $360.8 million for the nine months ended September 30, 2010 compared to $330.8 million for the same period in the prior year. This increase was partially offset by a decline in the yield on the total loan portfolio of 26 basis points to 5.83% for the nine months ended September 30, 2010 from 6.09% for the same period in the prior year.
Interest earned on securities increased $541,000, or 37.3%, for the three months ended September 30, 2010, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $76.6 million, or 71.9%, to $183.2 million at September 30, 2010 from $106.6 million for the same period in the prior year. The increase of interest earned on investment securities was partially offset by a decrease in the yield on the average investments to 5.10% for the three months ended September 30, 2010 from 6.31% for the same period in the prior year.
Interest earned on securities increased $1.6 million, or 39.8%, for the nine months ended September 30, 2010, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $64.4 million, or 61.3%, to $169.5 million at September 30, 2010 from $105.1 million for the same period in the prior year. The increase of interest earned on investment securities was partially offset by a decrease of 81 basis points to 5.34% for the nine months ended September 30, 2010 from 6.15% for the same period in the prior year.
Interest expense. Interest expense decreased $110,000, or 3.8%, for the three months ended September 30, 2010, compared to the same period in the prior year. The decline in interest expense can be attributed to decreases in interest incurred on deposits of $110,000. This reduction in interest cost was mainly due to the rate paid on interest-bearing liabilities which declined by 66 basis points when comparing the two quarters.
Interest expense decreased $540,000, or 6.1%, for the nine months ended September 30, 2010, compared to the same period in the prior year. The year-to-date decline is the result of lower rates paid on interest-bearing liabilities. Interest incurred on deposit decreased $527,000 and borrowings declined $13,000 when compared to the first three quarters of 2009. These decreases were partially offset by increased deposits.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, decreased $110,000, or 4.4%, for the three months ended September 30, 2010, compared to the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 1.91% from 2.57% for the quarters ended September 30, 2010 and 2009, respectively. The reduced cost was partially offset by the average balance of interest-bearing deposits which increased by $108.5 million, or 28.0%, to $495.5 million for the three months ended September 30, 2010, compared to $387.0 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.
For the nine months ended September 30, 2010 interest incurred on deposits declined $527,000, or 6.8%, compared to the same period in the prior year. This was primarily attributable to a decrease in interest expense which was positively affected by a reduction in the cost of interest-bearing deposits to 2.02% from 2.82% for the nine months September 30, 2010 and 2009, respectively. The reduction in interest costs was partially offset by an increase in the average balance of interest-bearing deposits of $110.7 million, or 30.0%, to $479.1 million for the nine months ended September 30, 2010, compared to $368.4 million for the same period in the prior year.
Interest incurred on borrowed funds totaled $361,000 for the three months ended September 30, 2010, unchanged when compared to the same period in the prior year. The interest rate paid on borrowings declined to 4.65 % from 4.67% for the quarters ended September 30, 2010 and 2009, respectively. Offsetting the reduction in the cost of these funds was an increase in the average balance of borrowed funds of $156,000, or 0.5%, to $30.8 million for the three months ended September 30, 2010, compared to $30.6 million for the same period in the prior year.
For the nine months ended September 30, 2010, interest incurred on borrowed funds decreased by $13,000, or 1.1%, compared to the same period in the prior year. This decline was due to a decrease in the average balance of borrowing. The average balance of borrowed funds declined by $499,000, or 1.6%, to $31.8 million for the nine months ended September 30, 2010, compared to $32.3 million for the nine months ended September 30, 2009.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable credit losses in the loan portfolio. Based on this review, a provision for loan losses of $1.2 million was recorded for the quarter ended September 30, 2010 compared to $1.3 million for the quarter ended September 30, 2009. The year-to-date provision for loan losses increased $595,000 or 33.8% compared to the first three quarters of 2009. The provision for loan losses was higher year-to-date due to increases in net charge-offs, increases in nonperforming and delinquent loans and the continued distressed state of the economy. Nonperforming loans were $21.0 million, or 5.8% of total loans at September 30, 2010 compared with $14.4 million, or 4.2% at September 30, 2009. Net charge-offs were $1.1 million for the quarter ended September 30, 2010 and $1.3 million year-to-date compared with $592,000 and $895,000 for the same periods ended September 30, 2009. Total loans were $365.2 million at September 30, 2010 compared with $345.9 million at September 30, 2009.
Non-interest income. Non-interest income increased $5,000, or 0.7%, and $39,000, or 2.0%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. This increase is primarily a result of rental income on other real estate owned of $14,000 and $42,000 for the three and nine month periods ended September 30, 2010, respectively. Additionally the Company recognized a net gain on the sale of investment securities of $18,000 for the quarter and $45,000 year-to-date.
Non-interest expense. Non-interest expense of $3.7 million for the third quarter of 2010 was 23.1%, or $703,000, higher than the third quarter of 2009. The increase in salaries and employee benefits of $147,000 is primarily attributable to the growth of the Company and a 10% increase in employee health insurance premiums. Losses on the sale of other real estate owned totaled $536,000, an increase of 318.8% when compared to the third quarter of 2009. The entire amount was recognized by the Company’s non-bank asset resolution subsidiary EMORECO. Other expenses grew $126,000 over the 2009 quarter to $682,000. Expenses related to delinquent loans, foreclosures and other real estate owned totaled $213,000 or 169.1% of the increase. EMORECO had $34,000 in loan and other real estate owned expenses as of the quarter ended September 30, 2010.
The year-to-date non-interest expense total of $11.1 million was 19.2%, or $1.8 million, higher than the same period of 2009. The increase in salaries and employee benefits of $463,000 is attributable to the growth of the Company and a 10% increase in employee health insurance premiums. The Company upgraded its computer network in conjunction with changing data processors in April 2010. These improvements have resulted in an increase of $133,000 in equipment expense when compared to September 30, 2009. The FDIC fees increased $60,000 for the nine months ended September 30, 2010 when compared to the same period in the prior year. Losses on the sale of other real estate owned totaled $750,000, an increase of $567,000 or 309.8% over the comparable period in 2009. This increase reflects the Company’s active pursuit of sales opportunities of other real estate owned properties and conservative approach in valuing these properties. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $693,000 in losses on the sale of other real estate owned for the nine months ended September 30, 2010. Based on the number of non-performing loans management believes that the higher than historic losses on other real estate owned will continue in the fourth quarter of 2010 and into 2011. Other expenses grew $578,000 or 34.0%, over the first three quarters of 2009. Included in this amount are expenses related to delinquent loans, foreclosures and other real estate owned which totaled $443,000 or 76.6% of the increase. EMORECO had $319,000 in loan and other real estate owned expenses for the nine months ended September 30, 2010.
Provision for income taxes. The Company recognized $60,000 in income tax benefit, which reflected an effective tax rate of (3.4%) for the nine months, ended September 30, 2010, as compared to an income tax benefit of $55,000 with an effective tax rate of (4.5%) for the respective 2009 period. The increase in income tax benefit for the nine month period was due to an increase in the percentage of tax-exempt income to total income before taxes. For the nine months ending September 30, 2010 non-taxable income from obligations of states and political subdivisions totaled $1.9 million or a 41.2% increase over the comparable prior year period. This benefit was offset by a 44.3% increase in pre-tax income.

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

	For the Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$364,216	$5,325	5.80%	$339,979	$5,175	6.04%
Investment securities (3)	183,191	1,992	5.10%	106,556	1,450	6.31%
Interest-bearing deposits with other banks	35,461	51	0.57%	15,124	22	0.58%

Total interest-earning assets	582,868	7,368	5.26%	461,659	6,647	5.92%

Noninterest-earning assets	40,421			36,226

Total assets	$623,289			$497,885

Interest-bearing liabilities:
Interest-bearing demand deposits	$43,613	108	0.98%	$34,189	87	1.01%
Money market deposits	68,688	236	1.36%	37,286	191	2.03%
Savings deposits	136,499	426	1.24%	92,101	372	1.60%
Certificates of deposit	246,659	1,621	2.61%	223,373	1,852	3.29%
Borrowings	30,776	361	4.65%	30,620	360	4.67%

Total interest-bearing liabilities	526,235	2,752	2.08%	417,569	2,862	2.72%

Noninterest-bearing liabilities
Other liabilities	56,597			43,787
Stockholders’ equity	40,457			36,529
Total liabilities and stockholders’ equity	$623,289			$497,885

Net interest income		$4,616			$3,785

Interest rate spread (1)			3.19%			3.20%
Net yield on interest-earning assets (2)			3.39%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.76%			110.56%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $361 and $245 for 2010 and 2009, respectively.

	For the Nine Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$360,751	$15,721	5.83%	$330,809	$15,080	6.09%
Investment securities (3)	169,536	5,773	5.34%	105,094	4,128	6.15%
Interest-bearing deposits with other banks	31,906	130	0.54%	11,690	69	0.79%

Total interest-earning assets	562,193	21,624	5.38%	447,593	19,277	5.97%

Noninterest-earning assets	39,112			32,339
Total assets	$601,305			$479,932

Interest-bearing liabilities:
Interest-bearing demand deposits	$41,202	303	0.98%	$31,076	224	0.96%
Money market deposits	64,762	744	1.54%	33,060	512	2.07%
Savings deposits	125,524	1,248	1.33%	82,272	954	1.55%
Certificates of deposit	247,637	4,954	2.67%	222,040	6,087	3.67%
Borrowings	31,750	1,118	4.71%	32,249	1,130	4.69%

Total interest-bearing liabilities	510,875	8,367	2.19%	400,697	8,907	2.97%

Noninterest-bearing liabilities
Other liabilities	51,801			43,154
Stockholders’ equity	38,629			36,081
Total liabilities and stockholders’ equity	$601,305			$479,932

Net interest income		$13,257			$10,370

Interest rate spread (1)			3.19%			3.00%
Net yield on interest-earning assets (2)			3.39%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.05%			111.70%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $1,000 and $708 for 2010 and 2009, respectively.
Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2010 and 2009, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	For the Three Months ended September 30,
	2010 versus 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$368	$(219)	$149
Investment securities	1,218	(677)	541
Interest-bearing deposits with other banks	31	(1)	30

Total interest-earning assets	1,617	(897)	720

Interest-bearing liabilities:
Interest-bearing demand deposits	24	(3)	21
Money market deposits	161	(116)	45
Savings deposits	179	(125)	54
Certificates of deposit	193	(424)	(231)
Borrowings	2	(1)	1

Total interest-bearing liabilities	559	(669)	(110)

Net interest income	$1,058	$(228)	$830

	For the Nine Months ended September 30,
	2010 versus 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,369	$(728)	$641
Investment securities	2,975	(1,330)	1,645
Interest-bearing deposits with other banks	120	(59)	61

Total interest-earning assets	4,464	(2,117)	2,347

Interest-bearing liabilities:
Interest-bearing demand deposits	73	6	79
Money market deposits	493	(261)	232
Savings deposits	503	(209)	294
Certificates of deposit	706	(1,839)	(1,133)
Borrowings	(18)	6	(12)

Total interest-bearing liabilities	1,757	(2,297)	(540)

Net interest income	$2,707	$180	$2,887

LIQUIDITY
Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of bank customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain deposits. Management believes that the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

We manage liquidity based upon factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.
For the nine months ended September 30, 2010, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of premiums and discounts on investment securities and net changes in other assets and liabilities. Cash and cash equivalents increased as a result of an increase in total deposits and proceeds from maturities and principal repayments of investment securities. This increase was offset by the purchase of investment securities and funding new loans. For a more detailed illustration of sources and uses of cash, refer to the consolidated statements of cash flows.
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
Compliance with the terms of the MOU is a high priority for the Company. In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal year ended December 31, 2009, and continues to do so during 2010. Specific actions taken included the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $4.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary established late in the fourth quarter of 2009. In 2009, the Company invested $1.25 million in EB in the form of capital infusions to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions.
The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at September 30, 2010 and December 31, 2009:
FDIC Regulations

	Adequately	Well		September 30,	December 31,
Capital Ratio	Capitalized	Capitalized		2010	2009

Tier I Leverage Capital	4.00%	5.00	%(1)	9.64%	10.29%
Risk-Based Capital:
Tier I	4.00	6.00		13.75	13.63
Total	8.00	10.00		15.04	14.91

(1)	9 percent required by the MOU.
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
The following table illustrates the Company’s risk-weighted capital ratios at September 30, 2010:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	September 30,		September 30,		September 30,
	2010		2010		2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$44,952	11.72%	$37,304	11.26%	$7,318	15.04%
For Capital Adequacy Purposes	30,679	8.00	26,493	8.00	3,893	8.00
To Be Well Capitalized	38,349	10.00	33,117	10.00	4,867	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$40,144	10.47%	$33,467	10.11%	$6,691	13.75%
For Capital Adequacy Purposes	15,340	4.00	13,247	4.00	1,947	4.00
To Be Well Capitalized	23,010	6.00	19,870	5.00	2,920	6.00

Tier I Capital (to Average Assets)

Actual	$40,144	6.81%	$33,467	6.52%	$6,691	9.64%
For Capital Adequacy Purposes	23,567	4.00	20,543	4.00	2,777	4.00
To Be Well Capitalized	29,458	5.00	25,678	5.00	3,471	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk
ASSET AND LIABILITY MANAGEMENT
The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the re-pricing and maturity of interest-earning assets and the re-pricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.
The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Executive Vice President/ Chief Operating Officer, Senior Vice President /Chief Financial Officer and Senior Vice President/Commercial Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of commercial loans, residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase in the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements.
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2010 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2010 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2010 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	1.43%	2.71%

Portfolio equity — increase (decrease)	(12.34)%	(20.82)%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults by the Company on its senior securities
None
Item 4. Reserved
Item 5. Other information
At a meeting on November 8, 2010 the board of directors of Middlefield Banc Corp. agreed to terminate the offering of up to 1.7 million shares at $18.00 per share, which offering had begun on or about August 16, 2010. Middlefield Banc Corp. filed a Form 8-K Current Report with the SEC on August 20, 2010 to report commencement of the offering, which was conducted as a private offering in reliance upon Rule 506 of Regulation D. No shares were sold in the offering. Despite termination of the private offering, Middlefield Banc Corp. is pursuing alternative capital-raising opportunities and has authorized the sales agent involved with the terminated private offering to continue discussions with selected investors that have expressed interest in a potential investment in Middlefield Banc Corp. stock. Any capital raised in this process would be used for general corporate purposes and to support subsidiary bank capital, but Middlefield Banc Corp. can give no assurance about whether any capital will be raised. Further, Middlefield Banc Corp. is unable to determine at this time the amount of capital that may be raised over the next few months.

Item 6. Exhibits
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2010

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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2		Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3		Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1	*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2	*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3	*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0	*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1	*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	*	Severance Agreement between Middlefield Banc Corp. and Jack L. Lester, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008 exhibit
number		description	location
10.4.3	*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4	*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7	*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13	*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14	*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15	*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	*	Reserved

exhibit
number		description	location
10.17	*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18	*	DBO Agreement with Jack L. Lester	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.19	*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on September 14, 2001

10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24	*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25	*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

31.1		Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2		Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32		Rule 13a-14(b) certification	filed herewith

99		Report of independent registered public accounting firm	filed herewith

*	management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: November 9, 2010	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer