Form 10-K
period 2010-12-31
MIDDLEFIELD BANC CORP
filed 2011-03-22
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value on June 30, 2010 of common stock held by non-affiliates of the registrant was approximately $31.6 million. As of March 18, 2011, there were 1,644,209 shares of common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statements for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Part I and Part II of this report.

Item 1 — Business
Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a two-bank and a one non-bank holding company registered under the Bank Holding Company Act of 1956. The Company’s three subsidiaries are:
1.	The Middlefield Banking Company (“MBC”), an Ohio-chartered commercial bank that began operations in 1901. MBC engages in a general commercial banking business in northeastern Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and its telephone number is (440) 632-1666.

2.	Emerald Bank (“EB”), an Ohio-chartered commercial bank headquartered in Dublin, Ohio. EB engages in a general commercial banking business in central Ohio. The principal executive office is located at 6215 Perimeter Drive, Dublin Ohio 43017, and its telephone number is (614) 793-4631.

3.	EMORECO Inc., an Ohio asset resolution corporation headquartered in Middlefield, Ohio. EMORECO engages in the resolution and disposition of troubled assets in central Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and its telephone number is (440) 632-1666.
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
Lending — Loan Portfolio Composition and Activity. The Company makes residential mortgage and commercial mortgage loans, home equity loans, secured and unsecured consumer installment loans, commercial and industrial loans, and real estate construction loans for owner-occupied and rental properties. The Company’s loan policy aspires to a loan composition mix consisting of approximately 50% to 60% residential real estate loans, 35% to 40% commercial loans, consumer loans of 5% to 15%, and credit card accounts of up to 5%. The lending policies of MBC and EB are essentially identical.
Although Ohio Bank law imposes no material restrictions on the kinds of loans the Company may make, real estate-based lending has historically been the Banks’ primary focus. For prudential reasons, the Banks avoid lending on the security of real estate located in regions with which the Bank is not familiar, and as a consequence almost all of the MBC’s real-estate secured loans are secured by real property in northeastern Ohio. EB’s lending is also predominantly real-estate secured lending. EB’s lending currently is concentrated in its Central Ohio market area, although previously EB had extended a number of real-estate secured loans in the southwestern Ohio market. Ohio Bank law does restrict the amount of loans an Ohio-chartered bank such as the Banks may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on the Banks’ lending. The Banks can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. MBCs’ and EBs’ internal policy is to maintain its credit exposure to any one borrower at less than $3.0 million and $1.2 million respectively, which is comfortably within the range of the Banks’ legal lending limit. As of December 31, 2010, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $6.1 million and EB’s 15%-of-capital limit on loans to a single borrower was approximately $1.8 million.
The Company offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and Small Business Administration loans for qualified businesses. A substantial portion of the Banks’ commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the Bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The Company’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

The following table shows on a consolidated basis the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2010, 2009, 2008, 2007 and 2006, along with a reconciliation to loans receivable, net.

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$57,501	15.44	$56,969	16.11	$66,524	20.69	$67,010	21.65	$68,496	27.49
Real estate construction	15,845	4.25	7,837	2.22	7,965	2.48	6,704	2.17	2,458	0.99
Mortgage:
Residential	209,863	56.34	205,074	58.00	199,354	61.99	193,514	62.53	162,917	65.38
Commercial	84,304	22.63	78,763	22.27	42,789	13.31	36,818	11.90	9,949	3.99
Consumer installment	4,985	1.34	4,954	1.40	4,943	1.53	5,400	1.75	5,371	2.16

Total loans	372,498	100.00%	353,597	100.00%	321,575	100.00%	309,446	100.00%	249,191	100.00%

Less:
Allowance for loan losses	6,221		4,937		3,557		3,299		2,849

Net loans	$366,277		$348,660		$318,019		$306,147		$246,342

The following table presents on an consolidated basis maturity information for the loan portfolio at December 31, 2010. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2010
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$12,657	$7,221	$2,362	$3,606	$1,213	$27,059
After one year through five years	16,675	680	12,921	5,426	3,294	38,996
After five years	28,169	7,944	194,580	75,272	478	306,443

Total amount due	$57,501	$15,845	$209,863	$84,304	$4,985	$372,498

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2010 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2010 that have floating or adjustable rates.

	Fixed	Adjustable
(Dollars in thousands)	Rate	Rate	Total
Commercial and industrial	$25,188	$32,313	$57,501
Real estate construction	2,852	12,993	15,845
Mortgage:
Residential	24,701	185,162	209,863
Commercial	9,839	74,465	84,304
Consumer installment	4,813	172	4,985

	$67,393	$305,105	$372,498

Residential Mortgage Loans. A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. These loans approximated $209.9 million or 56.3% of the Company’s total loan portfolio at December 31, 2010.
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
Before 1996, nearly all residential mortgage loans originated by MBC were written on a balloon-note basis. During 1996, the Company began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, MBC began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 88.2% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2010 was adjustable rate. The Company’s mortgage loans are ordinarily retained in the loan portfolio. The Company’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.
The Company’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.
At December 31, 2010, residential mortgage loans of approximately $11.7 million were over 90 days delinquent or non-accruing on that date, representing 6.0% of the residential mortgage loan portfolio.
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
At December 31, 2010, commercial and commercial real estate loans totaled $141.8 million, or 38.1% of the Company’s total loan portfolio. At December 31, 2010, commercial and commercial real estate loans of approximately $3.7 million were over 90 days delinquent or non-accruing on that date, and represented 2.6% of the commercial and commercial real estate loan portfolios.
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
At December 31, 2010, real estate construction loans totaled $15.8 million, or 4.3% of the Company’s total loan portfolio. At December 31, 2010, there were no real estate-construction loans over 90 days delinquent or non-accruing.
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
At December 31, 2010, the Company had approximately $5.0 million in its consumer installment loan portfolio, representing 1.3% of total loans. Consumer installment loans of approximately $12,000 were over 90 days delinquent or non-accruing on that date, representing 0.2% of the installment loan portfolio.
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
The continued economic downturn has lead to an increase in the Company’s substandard loans. As of December 31, 2010 the unemployment rate in the Company’s market area was on average 1% higher than the national unemployment rate. Additionally the depressed real estate market has eroded the underlying collateral value of many of the loans in the Company’s portfolio. Loans secured by residential real estate and commercial real estate account for $15.4 million and $7.0 million of the substandard loans respectively. These amounts represent 80% of the Company’s substandard loans.
As of December 31, 2010, 2009, 2008, 2007, and 2006 consolidated classified assets were as follows:

	Classified Assets at December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of total		of total		of total		of total		of total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Classified loans:
Special mention	$2,868	0.77%	$4,322	1.22%	$5,134	1.60%	$5,302	1.71%	$7,394	2.97%
Substandard	28,178	7.56%	18,928	5.35%	5,350	1.66%	1,029	0.33%	1,515	0.61%
Doubtful	224	0.06%	277	0.08%	420	0.13%	835	0	—	0.00%
Loss	—	—	—	—	—	—	—	—	—	—

Total amount	$31,270	8.39%	$23,527	6.65%	$10,904	3.39%	$7,166	2.31%	$8,909	3.58%

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
The following table sets forth on a consolidated basis the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
(Dollars in thousands)	cost	Fair value	cost	Fair value	cost	Fair value

Available for Sale:
U.S. Government agency securities	$33,332	$32,603	$18,657	$18,330	$4,377	$4,504
Obligations of states and political subdivisions:

Taxable	7,371	7,417	3,451	3,375	500	496
Tax-exempt	69,363	69,463	52,752	53,346	44,328	43,684
Mortgage-backed securities	90,026	91,369	60,055	60,741	54,568	54,564
Equity securities	944	920	944	919	944	1,022

Total Investment Securities	$201,036	$201,772	$135,859	$136,711	$104,717	$104,270

The contractual maturity of investment securities at December 31, 2010 is shown below.

	December 31, 2010
	One year or less		More than one to five		More than five to ten		More than ten years		Total investment securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Market
(Dollars in thousands)	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield	value
U.S. Government agency securities	$—	—%	$747	3.00%	$1,000	3.75%	$31,585	3.63%	$33,332	3.62%	$32,603
Obligations of states and political subdivisions:
Taxable	—	—	—	—	504	5.00	6,867	5.58	7,371	5.54	7,417
Tax-exempt **	1,422	5.25	4,723	5.68	15,522	5.86	47,696	6.33	69,363	6.16	69,463
Mortgage-backed securities	127	4.23	254	4.13	4,371	5.77	85,274	4.10	90,026	4.19	91,369
Equity Securities	944	—	—	—	—	—	—	—	944	—	920

Total	$2,493	3.21%	$5,724	5.26%	$21,397	5.72%	$171,422	4.69%	$201,036	4.80%	$201,772

**	Tax equivalent yield
Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax equivalent basis.
As of December 31, 2010, the Company also held 18,872 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2010 was approximately $1,887,200.
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
The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2010, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$11,832	12.93%
Beyond three but within six months	8,413	9.20
Beyond six but within twelve months	16,427	17.96
Beyond one year	54,804	59.91

Total	$91,476	100.00%

Borrowings. Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Company can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. At December 31, 2010, MBC had $11.1 million of FHLB borrowings outstanding. The Company also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2010	2009	2008

Balance at year-end	$7,632	$6,800	$1,886
Average balance outstanding	7,320	2,281	2,967
Maximum month-end balance	8,178	7,406	6,058
Weighted-average rate at year-end	3.10%	3.47%	1.10%
Weighted-average rate during the year	3.40%	1.50%	1.55%
Personnel
As of December 31, 2010 the Company had 108 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.
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

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at December 31, 2010 and 2009:

FDIC Regulations
Capital	Adequately	Well		December 31,
Ratios	Capitalized	Capitalized		2010	2009

Leverage	4.00%	5.00	%(1)	9.45%	10.29%

Risk-Based Capital:

Tier 1	4.00%	6.00%		13.26%	13.63%
Total	8.00%	10.00%		14.55%	14.91%

(1)	9 percent required by MOU.
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
As an FDIC member institution, deposits in the bank are insured to a maximum of $250,000 per depositor. The $100,000 basic deposit insurance limit in place for many years was increased temporarily to $250,000 by the Emergency Economic Stabilization Act of 2008, which became law on October 3, 2008. On May 20, 2009 the $250,000 limit was extended to the end of 2013 by the Helping Families Save Their Homes Act. The banks are required to pay quarterly deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. The premium range is currently from $0.12 for the highest-rated institutions to $0.50 per $100 of domestic deposits.
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
The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2010, the Company was in compliance with all regulatory capital requirements.

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
The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiaries, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2010.

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	December 31, 2010		December 31, 2010		December 31, 2010
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$45,424	11.69%	$38,335	11.48%	$7,340	14.55%
For Capital Adequacy Purposes	31,075	8.00	26,707	8.00	4,036	8.00
To Be Well Capitalized	38,844	10.00	33,383	10.00	5,045	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$40,552	10.44%	$34,241	10.26%	$6,691	13.26%
For Capital Adequacy Purposes	15,537	4.00	13,353	4.00	2,018	4.00
To Be Well Capitalized	23,306	6.00	20,030	5.00	3,027	6.00

Tier I Capital (to Average Assets)

Actual	$40,552	6.69%	$34,241	6.47%	$6,691	9.45%
For Capital Adequacy Purposes	24,240	4.00	21,176	4.00	2,832	4.00
To Be Well Capitalized	30,300	5.00	26,471	5.00	3,540	5.00
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
Federal Home Loan Bank. The Federal Home Loan Bank serves as a credit source for their members. As a member of the FHLB of Cincinnati, both MBC and EB are required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its amount of loans, and or “advances,” from the FHLB. The Company is in compliance with this requirement, with an investment in FHLB stock on MBC’s part of $1.6 million and on EB’s part of $261,000 at December 31, 2010.
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
Item 1.A — Risk Factors
Risks Related to the Company’s Business
Continued negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results. Negative developments starting in the latter half of 2007 and continuing through 2010 in the credit and securitization markets have resulted in uncertainty in financial markets with the expectation of the general economic sluggishness continuing in 2011. Business activity across a wide range of industries and regions is declining. Unemployment has been persistently high. During 2010 the financial services industry was materially and adversely affected by the continued reduced values of nearly all asset classes. These negative developments were initially triggered by declines in home prices and the values of subprime residential mortgage loans, but quickly spread to other asset classes. Market conditions have also led to the failure or merger of a number of formerly prominent and large financial institutions in 2008. Nearly300 banks have failed in past two years. Furthermore, declining asset values on financial instruments, defaults on residential mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.
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
There are risks with respect to future expansion and acquisitions or mergers. The Company may seek in the future to acquire other financial institutions or parts of those institutions. The Company may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including—
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

The Company utilizes the Federal Home Loan Bank as an additional source of liquidity. The Middlefield Banking Company and Emerald Bank are members of the Federal Home Loan Bank (“FHLB”) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. As a member of the FHLB, the Company is required to own stock in the FHLB in proportion to our borrowings. As of December 31, 2010, our investment in FHLB stock totaled $1.9 million. The Company is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, FHLB stock, and by deposits with the FHLB. At December 31, 2010, the Company had approximately $11.1 million in FHLB advances. FHLB advances are only available to borrowers that meet certain conditions. If the Company were to cease meeting these conditions, our access to FHLB advances could be significantly reduced or eliminated.
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
During the year ended December 31, 2010, the Company paid $714,000 in deposit insurance. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The escalating pace of bank failures that began in 2008 has significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects continued insured institution failures in the next few years, which likely will result in a continued decline in the reserve ratio.
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
Government regulation could restrict our ability to pay cash dividends. Dividends from the banks are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the banks from paying dividends or transferring funds to the Company. As of December 31, 2010, MBC could have declared dividends of approximately $2.6 million in the aggregate to Company without having to obtain advance regulatory approval. The Company cannot assure you that the Banks’ profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. Because of the MOU, EB may not pay dividends to the Company unless EB first gives notice to the FDIC and the Ohio Division of Financial Institutions. The Company anticipates that for as long as the MOU is in force EB will not pay dividends to the Company but will instead retain earnings, if any, for the purpose of maintaining capital.

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
The Company’s common stock is very thinly traded, and it is therefore susceptible to wide price swings. The Company’s common stock is not traded or authorized for quotation on any exchanges, including Nasdaq. However, bid prices for Company common stock appear from time to time in the OTCQB under the symbol “MBCN.” OTCQB is for domestic (U.S.) companies registered with and reporting to the Securities and Exchange Commission or a banking or insurance regulator. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of the Company’s common stock depends upon the presence in the marketplace of willing buyers and sellers. The Company cannot assure you that you will be able to find a buyer for your shares. Two regional broker/dealers facilitate trades of the company common stock, matching interested buyers and sellers. The Company currently does not intend to seek listing of the Company’s common stock on Nasdaq or on another securities exchange. Even if we successfully list the Company’s common stock on a securities exchange, the Company nevertheless could not assure you that an organized public market for the securities will develop or that there will be any private demand for the Company’ common stock. The Company could also fail subsequently to satisfy the standards for continued exchange listing, such as standards having to do with the minimum number of public shareholders or the aggregate market value of publicly held shares. A stock that is not listed on a securities exchange might not be accepted as collateral for loans. If accepted as collateral, the stock’s value could nevertheless be substantially discounted. Consequently, investors should regard the Company’s common stock as a long-term investment and should be prepared to bear the economic risk for an indefinite period. Investors who need or desire to dispose of all or a part of their investments in the Company’s common stock might not be able to do so except by private, direct negotiations with third parties.

Item 2 — Properties
The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office: 15985 East High Street Middlefield, Ohio	Geauga	Owned

Branches: West Branch 15545 West High Street Middlefield, Ohio	Geauga	Owned

Garrettsville Branch 8058 State Street Garrettsville, Ohio	Portage	Owned

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	Leased	three-year lease renewed in November 2010, with option to renew for five additional consecutive three-year terms

Chardon Branch 348 Center Street Chardon, Ohio	Geauga	Owned

Orwell Branch 30 South Maple Avenue Orwell, Ohio	Ashtabula	Owned

Newbury Branch 11110 Kinsman Road Newbury, Ohio	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms

Cortland Branch 3450 Niles Cortland Road Cortland, Ohio	Trumbull	Owned

Emerald Bank 6215 Perimeter Drive Dublin, OH	Franklin	Leased	twenty-year lease dated Febuary 2004, with the option to purchase after the tenth year

Westerville Branch (Emerald Bank) 17 North State Street Westerville, OH	Franklin	Owned
At December 31, 2010 the net book value of the Company’s investment in premises and equipment totaled $8.4 million.
Item 3 — Legal Proceedings
From time to time the Company and the banks are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Company or the banks, either individually or in the aggregate.
Item 4 — Removed and Reserved

Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for the Companies’ Common Equity and Related Stockholder Matters” in the Companies’ 2010 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”
Equity Compensation Plan information
The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under the Company’s existing equity plans which have been previously approved by the stockholders.

	Number of		Remaining Available
	Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options or Rights	Options or Rights	Reflected in Column A)
Equity compensation plans approved by security holders:

1999 Stock Option Plan	65,577	27.87	0
2007 Omnibus Equity Plan	23,500	23.00	70,923

Total	89,077	27.87	70,923
Unregistered Sales of Equity Securities and Use of Proceeds
Item 6 — Selected Financial Data
The above-captioned information appears under “Selected Financial Data” in the Companies’ 2010 Annual Report to Shareholders and is incorporated herein by reference.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Companies’ 2010 Annual Report to Shareholders and is incorporated herein by reference.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis in the Companies’ 2010 Annual Report to Shareholders and is incorporated herein by reference.
Item 8 — Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company and its’ subsidiaries, together with the report thereon by S.R. Snodgrass, A.C. appears in the Companies’ 2010 Annual Report to Shareholders and are incorporated herein by reference. Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9b — Other Information
Part III
Item 10 — Directors and Executive Officers of the Registrant
Incorporated by reference to the definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.
Item 11 — Executive Compensation
Incorporated by reference to the definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
Item 13 — Certain Relationships and Related Transactions
Incorporated by reference to the definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.
Item 14 — Principal Accountant Fees and Services
Incorporated by reference to the definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

Part IV
Item 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
Index to Consolidated Financial Statements:

Consolidated Financial Statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010:

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

exhibit
number		description	location

4.2		Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3		Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0	*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1	*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2	*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3	*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0	*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1	*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2		[reserved]

10.4.3	*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4	*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5		Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6	*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7	*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9	*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002 exhibit
number		description	location

10.10	*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11	*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13	*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14	*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15	*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16		[reserved]

10.17	*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18		[reserved]

10.19	*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20	*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21	*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22	*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23	*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008 exhibit
number		description	location

10.24	*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25	*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	*	Executive Deferred Compensation Agreement with Jay P. Giles	filed herewith

13		Portions of the Annual Report for the year ended December 31, 2010 incorporated by reference into this Form 10-K	filed herewith

21		Subsidiaries of Middlefield Banc Corp.	filed herewith

23		Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1		Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2		Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32		Rule 13a-14(b) certification	filed herewith

*	management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer March 18, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell Thomas G. Caldwell President, Chief Executive Officer, and Director	March 18, 2011

/s/ Donald L. Stacy Donald L. Stacy, Treasurer and Chief Financial Officer (Principal accounting and financial officer)	March 18, 2011

/s/ Richard T. Coyne Richard T. Coyne, Chairman of the Board	March 18, 2011

/s/ Frances H. Frank Frances H. Frank, Director	March 18, 2011

/s/ James R. Heslop, II James R. Heslop, II, Executive Vice President, Chief Operating Officer, and Director	March 18, 2011

/s/ Kenneth E. Jones Kenneth E Jones, Director	March 18, 2011

/s/ James J. McCaskey James J. McCaskey, Director	March 18, 2011

/s/ Carolyn J. Turk Carolyn J. Turk, Director	March 18, 2011

/s/ William J. Skidmore William J. Skidmore, Director	March 18, 2011

/s/ Robert W. Toth Robert W. Toth, Director	March 18, 2011