Form 10-Q
period 2011-03-31
MIDDLEFIELD BANC CORP
filed 2011-05-16
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Class: Common Stock, without par value
Outstanding at May 12, 2011: 1,646,609

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$11,555	$10,473
Federal funds sold	30,581	20,162

Cash and cash equivalents	42,136	30,635
Investment securities available for sale	189,640	201,772
Loans	376,529	372,498
Less allowance for loan losses	6,685	6,221

Net loans	369,844	366,277
Premises and equipment	8,053	8,179
Goodwill	4,559	4,559
Bank-owned life insurance	8,052	7,979
Accrued interest and other assets	13,553	12,796

TOTAL ASSETS	$635,837	$632,197

LIABILITIES
Deposits:
Noninterest-bearing demand	$52,831	$53,391
Interest-bearing demand	54,371	48,869
Money market	75,046	71,105
Savings	155,945	146,993
Time	230,411	244,893

Total deposits	568,604	565,251
Short-term borrowings	7,301	7,632
Other borrowings	18,956	19,321
Accrued interest and other liabilities	1,693	1,971

TOTAL LIABILITIES	596,554	594,175

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,836,139 and 1,780,553 shares issued	29,286	28,429
Retained earnings	16,418	15,840
Accumulated other comprehensive income	313	487
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)

TOTAL STOCKHOLDERS’ EQUITY	39,283	38,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$635,837	$632,197

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,301	$5,097
Interest-bearing deposits in other institutions	2	4
Federal funds sold	9	11
Investment securities:
Taxable interest	1,323	1,203
Tax-exempt interest	698	592
Dividends on stock	26	17

Total interest income	7,359	6,924

INTEREST EXPENSE
Deposits	2,037	2,485
Short term borrowings	59	58
Other borrowings	109	190
Trust preferred securities	136	136

Total interest expense	2,341	2,869

NET INTEREST INCOME	5,018	4,055

Provision for loan losses	865	439

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,153	3,616

NONINTEREST INCOME
Service charges on deposit accounts	428	415
Investment securities gains, net	15	9
Earnings on bank-owned life insurance	73	67
Other income	183	118

Total noninterest income	699	609

NONINTEREST EXPENSE
Salaries and employee benefits	1,690	1,511
Occupancy expense	272	276
Equipment expense	158	198
Data processing costs	180	243
Ohio state franchise tax	128	136
Federal deposit insurance expense	225	202
Professional fees	211	192
Loss (gain) on sale of other real estate owned	(20)	121
Other expense	861	679

Total noninterest expense	3,705	3,558

Income before income taxes	1,147	667
Income taxes	145	22

NET INCOME	$1,002	$645

EARNINGS PER SHARE
Basic	$0.62	$0.41
Diluted	0.62	0.41

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except dividend per share amount)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2010	$28,429	$15,840	$487	$(6,734)	$38,022

Net income		1,002			1,002	$1,002
Other comprehensive income:
Unrealized loss on available for sale securities net of taxes of $89, net of reclassification adjustment			(174)		(174)	(174)

Comprehensive income						$828

Stock based compensation expense (2,400 shares)	43				43
Common stock issuance (41,625 shares)	666				666
Dividend reinvestment and purchase plan (8,436 shares)	148				148
Cash dividends ($0.26 per share)		(424)			(424)

Balance, March 31, 2011	$29,286	$16,418	$313	$(6,734)	$39,283

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,002	$645
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	865	439
Investment securities gains, net	(15)	(9)
Depreciation and amortization	211	189
Amortization of premium and discount on investment securities	116	(59)
Amortization of deferred loan fees, net	(40)	(3)
Earnings on bank-owned life insurance	(73)	(67)
Deferred income taxes	(384)	(227)
Loss on sale of other real estate owned	(20)	44
Increase in accrued interest receivable	(487)	(681)
Increase (decrease) in accrued interest payable	(31)	26
Decrease in prepaid federal deposit insurance	225	186
Other, net	(338)	(941)

Net cash provided by (used for) operating activities	1,031	(458)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	10,135	6,986
Proceeds from sale of securities	14,879	3,893
Purchases	(13,247)	(37,913)
Increase in loans, net	(4,487)	(6,298)
Proceeds from the sale of other real estate owned	170	96
Purchase of premises and equipment	(26)	(165)

Net cash provided by (used for) investing activities	7,423	(33,401)

FINANCING ACTIVITIES
Net increase in deposits	3,353	35,171
Decrease in short-term borrowings, net	(331)	(28)
Repayment of other borrowings	(365)	(491)
Common stock issuance	666	—
Proceeds from dividend reinvestment & purchase plan	148	116
Cash dividends	(424)	(408)

Net cash provided by financing activities	3,047	34,360

Increase in cash and cash equivalents	11,501	501

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,635	41,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,136	$41,654

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,372	$2,843
Income taxes	850	400

Non-cash investing transactions:
Transfers from loans to other real estate owned	$96	$150
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
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 000-32561). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.
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
In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position.
In January 2010, the FASB issued ASU 2010-05, Compensation — Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.
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
In September, 2010, the FASB issued ASU 2010-25, Plan Accounting — Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.
In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.
In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial.
NOTE 2 — STOCK-BASED COMPENSATION
The Company has no unrecognized stock-based compensation costs or unvested stock options outstanding as of March 31, 2011.
Stock option activity during the three months ended March 31, 2011 and 2010 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2011	Price	2010	Price

Outstanding, January 1	89,077	$27.87	99,219	$26.85
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(7,549)	29.22	—	—

Outstanding, March 31	81,528	$27.75	99,219	$26.85

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

	For the Three
	Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding	1,811,419	1,754,984

Average treasury stock shares	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,621,889	1,565,454

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	1,987

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,621,889	1,567,441

Options to purchase 81,528 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of March 31, 2011. For the three months ended March 31, 2010, there were 89,077 options to purchase shares of common stock at prices ranging from $22.33 to $40.24 but were not included in the computation of diluted earnings per share.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2011, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).

The following shows the components and activity of comprehensive income during the periods ended March 31, 2011 and 2010 (net of the income tax effect):

	For the Three Months
	Ended March 31,
(Dollar amounts in thousands)	2011	2010

Unrealized holding gains (losses) arising during the period on securities held	$(164)	$692

Reclassification adjustment for gains included in net income	(10)	(6)

Net change in unrealized gains (losses) during the period	(174)	686
Unrealized holding gains, beginning of period	487	562

Unrealized holding gains, end of period	313	1,248

Net income	1,002	645
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	(174)	686

Comprehensive income	$828	$1,331

NOTE 5- FAIR VALUE MEASUREMENTS
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

The following tables present the assets measured on a recurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$26,470	$—	$26,470
Obligations of states and political subdivisions	—	76,286	—	76,286
Mortgage-backed securities in government-sponsored entities		69,897		69,897
Private-label mortgage-backed securities	—	16,233	—	16,233

Total debt securities	—	188,886	—	188,886
Equity securities in financial institutions	754	—	—	754

Total	$754	$188,886	$—	$189,640

	December 31, 2010
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	32,603	—	32,603
Obligations of states and political subdivisions	—	76,880	—	76,880
Mortgage-backed securities in government-sponsored entities		74,043		74,043
Private-label mortgage-backed securities	—	17,326	—	17,326

Total debt securities	—	200,852	—	200,852
Equity securities in financial institutions	920	—	—	920

Total	$920	200,852	—	201,772

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of March 31, 2011.
The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.
The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	March 31, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$1,818	$6,695	$8,513
Other real estate owned	—	2,248	—	2,248

	December 31, 2010
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$4,312	$2,758	$7,070
Other real estate owned	—	2,302	—	2,302
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$42,136	$42,136	$30,635	$30,635
Investment securities
Available for sale	189,640	189,640	201,772	201,772
Net loans	369,844	347,335	366,277	347,599
Bank-owned life insurance	8,052	8,052	7,979	7,979
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,746	2,746	2,259	2,259

Financial liabilities:
Deposits	$568,604	$573,117	$565,251	$570,471
Short-term borrowings	7,301	7,301	7,632	7,632
Other borrowings	18,956	20,980	19,321	19,801
Accrued interest payable	759	759	790	790
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

NOTE 6- INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$27,269	$64	$(863)	$26,470
Obligations of states and political subdivisions:
Taxable	7,369	49	(59)	7,359
Tax-exempt	68,562	1,064	(699)	68,927
Mortgage-backed securities in government sponsored entities	69,604	1,108	(815)	69,897
Private-label mortgage backed securities	15,418	1,025	(210)	16,233

Total debt securities	188,222	3,310	(2,646)	188,886
Equity securities in financial institutions	944	—	(190)	754

Total	$189,166	$3,310	$(2,836)	$189,640

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$33,332	$111	$(840)	$32,603
Obligations of states and political subdivisions:
Taxable	7,371	80	(34)	7,417
Tax-exempt	69,363	1,058	(958)	69,463
Mortgage-backed securities in government sponsored entities	73,390	2,270	(654)	74,043
Private-label mortgage backed securities	16,636	55	(328)	17,326

Total debt securities	200,092	3,574	(2,814)	200,852
Equity securities in financial institutions	944	80	(104)	920

Total	$201,036	$3,654	$(2,918)	$201,772

The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,975	$2,000
Due after one year through five years	5,685	5,962
Due after five years through ten years	19,501	20,128
Due after ten years	161,061	160,796

Total	$188,222	$188,886

Proceeds from sales of investment securities available for sale were $14.9 and $3.9 million during the three-months ended March 31, 2011 and March 31, 2010, respectively. Gross losses and gains realized were $15,000 and $9,000 during the three-months ended March 31, 2011 and March 31, 2010, respectively.

Investment securities with an approximate carrying value of $47,187,000 and $41,554,000 at March 31, 2011 and 2010, respectively, were pledged to secure deposits and other purposes as required by law.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$22,690	$(863)	$—	$—	$22,690	$(863)
Obligations of states and political subdivisions	32,515	(681)	414	(77)	32,929	(758)
Mortgage-backed securities in government sponsored entities	30,538	(815)	—	—	30,538	(815)
Private-label mortgage backed securities	488	(21)	2,102	(189)	2,590	(210)
Equity securities in financial institutions	165	(85)	590	(105)	755	(190)

Total	$86,396	$(2,465)	$3,106	$(371)	$89,502	$(2,836)

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$24,406	$(840)	$—	$—	$24,406	$(840)
Obligations of states and political subdivisions	35,846	(940)	439	(52)	36,285	(992)
Mortgage-backed securities in government sponsored entities	27,792	(654)	—	—	27,792	(654)
Private-label mortgage backed securities	510	(11)	2,480	(317)	2,990	(328)
Equity securities in financial institutions	—	—	590	(104)	590	(104)

Total	$88,554	$(2,445)	$3,509	$(473)	$92,063	$(2,918)

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (OTTI) pursuant to FASB ASC Topic 320 “Investments — Debt and Equity Securities. A security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Company to assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FSP FAS 115-2 which was subsequently incorporated into FASB ASC Topic 320 “Investments — Debt and Equity Securities, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the security, or (ii) the fair value was below the amortized cost of the security for a prolonged period of time and the Company did not have the positive intent and ability to hold the security until recovery or maturity.
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
Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 86% of the total available-for-sale portfolio as of March 31, 2011 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $16.2 million for which the Company evaluates credit losses on a quarterly basis. The net unrealized gain position related to these private-label collateralized mortgage obligations amounted to $1.0 million and the net unrealized loss position was $210,000 on March 31, 2011. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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

For the three months ended March 31, 2011, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.
NOTE 7- LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
Major classifications of are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010

Commercial and industrial	$59,068	$57,501
Real estate — construction	16,974	15,845
Real estate — mortgage:
Residential	208,444	209,863
Commercial	87,325	84,304
Consumer installment	4,718	4,985

	376,529	372,498
Less allowance for loan losses	6,685	6,221

Net loans	$369,844	$366,277

The Company’s primary business activity is with customers located within its local trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The company also serves the central Ohio market with offices in Dublin and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio at March 31, 2011 and 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Real Estate- Mortgage
	Commercial and	Real estate-			Consumer
March 31, 2011	industrial	construction	Residential	Commercial	installment	Total

Total loans	$59,068	$16,974	$208,444	$87,325	$4,718	$376,529

Individually evaluated for impairment	$5,413	$1,290	$5,829	$5,466	$—	$17,388
Collectively evaluated for impairment	53,655	15,684	202,615	81,859	4,718	359,141

	Real estate- Mortgage
	Commercial and	Real estate-			Consumer
December 31, 2010	industrial	construction	Residential	Commercial	installment	Total

Total loans	$57,501	$15,845	$209,863	$84,304	$4,985	$372,498

Individually evaluated for impairment	$5,477	$1,299	$4,329	$6,266	$17	$17,388
Collectively evaluated for impairment	52,024	14,546	205,534	78,038	4,968	355,110
The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (C & I), Real Estate Construction, Real Estate — Mortgage which is further segmented into Residential and Commercial real estate, and Consumer Installment Loans. The commercial and industrial (C&I) loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loan made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purposed of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.
Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $150,000 and if the loan either is in nonaccrual status, or is risk rated Special Mention or Substandard and is greater than 90 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired.
Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 and 2010 (in thousands):

			Impaired Loans
			with No
	Impaired Loans with		Specific	Total Impaired Loans
	Specific Allowance		Allowance		Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2011
Commercial and industrial	$1,633	$572	$1,694	$3,327	$3,338
Real estate — construction	—	—	618	618	614
Real estate — mortgage:
Residential	582	217	—	582	581
Commercial	652	261	2,555	3,207	3,202

Total impaired loans	$2,867	$1,050	$4,867	$7,734	$7,735

December 31, 2010
Commercial and industrial	$655	$203	$1,874	$2,529	$2,540
Real estate — construction	—	—	618	618	614
Real estate — mortgage:
Residential	594	221	—	594	594
Commercial	1,879	188	1,441	3,320	3,314

Total impaired loans	$3,128	$612	$3,933	$7,681	$7,062

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.
To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Credit Department performs an annual review of all commercial relationships $200,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company has an experienced Loan Review Department that continually reviews and assesses loans within the portfolio. The Company engages an external consultant to conduct loan reviews on a semi-annual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2011 (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
March 31, 2011

Commercial and industrial	$53,394	$1,053	$4,397	$224	$59,068
Real estate — construction	15,646	—	1,328	—	16,974
Real estate — mortgage:
Residential	192,505	1,529	14,410	—	208,444
Commercial	79,446	341	7,538	—	87,325
Consumer installment	4,680	10	28	—	4,718

Total	$345,671	$2,933	$27,701	$224	$376,529

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2010

Commercial and industrial	$52,008	$903	$4,366	$224	$57,501
Real estate — construction	14,481	—	1,364	—	15,845
Real estate — mortgage:
Residential	192,823	1,601	15,439	—	209,863
Commercial	76,979	353	6,972	—	84,304
Consumer installment	4,937	11	37	—	4,985

Total	$341,228	$2,868	$28,178	$224	$372,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 (in thousands):

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
March 31, 2011

Commercial and industrial	$53,648	$1,327	$755	$7	$2,089	$3,331	$59,068
Real estate — construction	16,331	—	—	—	—	643	16,974
Real estate — mortgage:
Residential	191,836	5,012	873	48	5,933	10,675	208,444
Commercial	82,619	292	50	—	342	4,364	87,325
Consumer installment	4,591	95	28	—	123	4	4,718

Total	$349,026	$6,726	$1,706	$55	$8,487	$19,017	$376,529

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
December 31, 2010

Commercial and industrial	$53,712	$473	$776	$—	$1,249	$2,540	$57,501
Real estate — construction	15,197	—	—	—	—	648	15,845
Real estate — mortgage:
Residential	193,647	2,950	1,580	—	4,530	11,686	209,863
Commercial	78,361	1,607	824	—	2,431	3,513	84,304
Consumer installment	4,841	120	12	—	132	12	4,985

Total	$345,757	$5,150	$3,192	$—	$8,342	$18,399	$372,498

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.
The Company’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Company’s ALL.
Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.
The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity at the purpose code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer and Commercial pools currently utilize a rolling 8 quarters.
Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.
Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.
The following table summarizes the primary segments of the loan portfolio as of March 31, 2011 (in thousands):

	Commercial	Real estate-	Real estate-	Consumer
	and industrial	construction	mortgage	installment	Total
ALL balance at December 31, 2010	962	$188	$4,977	$94	$6,221
Charge-offs	(70)	(6)	(350)	(6)	(432)
Recoveries	13	—	—	18	31
Provision	134	26	692	13	865

ALL balance at March 31, 2011	$1,039	$208	$5,319	$119	$6,685

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets ended the March 31, 2011 quarter at $635.8 million, an increase of $3.6 million or .6% from December 31, 2010. Investment securities available for sale decreased $12.1 million and net loans increased $3.6 million. The increase in total assets reflected a corresponding increase in total liabilities of $2.4 million or .4% and an increase in stockholders’ equity of $1.3 million or 3.3%. The increase in total liabilities was the result of deposit growth of $3.4 million or .6%. This was partially offset by decreases to other borrowing and short term borrowing of $365,000 and $331,000, respectively, for the quarter. The increase in stockholders’ equity was the result of an increase in retained earnings and common stock of $578,000, and $857,000, respectively. A partial offset resulted from a decrease in accumulated other comprehensive income of $174,000.

Cash on hand and due from banks. Cash on hand and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $11.5 million or 37.5% to $42.1 million at March 31, 2011 from $30.6 million at December 31, 2010. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.
Investment securities. Investment securities available for sale ended the March 31, 2011 quarter at $189.6 million, a decrease of $12.1 million or 6.0% from $201.8 million at December 31, 2010. During this period the Company recorded purchases of available for sale securities of $13.3 million, consisting of purchases of mortgage backed securities, municipal and U. S. government bonds. Offsetting the purchases of securities were repayments and maturities of $10.1 million and sales of securities totaling $14.9 million during the three months ended March 31, 2010. In addition, the securities portfolio decreased approximately $174,000 due to a decrease in the fair value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $3.6 million or 1.0% to $369.8 million as of March 31, 2011 from $366.3 million at December 31, 2010. Included in this amount was an increase in the commercial real estate mortgage segment of $3.0 million or 3.6% as well as the commercial and industrial loan portfolio of $1.6 million or 2.7% during the three months ended March 31, 2011. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Allowance for Loan Losses and Asset Quality. In the first quarter of 2011, the combination of sustained weakness in commercial real estate values and a recessionary economy continued to have an adverse impact on the financial condition of commercial borrowers. These factors resulted in the Company downgrading loan quality ratings of several commercial loans during the first quarter. The distressed commercial real estate market also caused certain existing impaired commercial real estate loans to become under-collateralized during the quarter, resulting in the loans being charged down to the estimated net realizable value of the underlying collateral.
The Company increased the allowance for loan losses to $6.7 million, or 1.8% of total loans, at March 31, 2011, compared to $6.2 million, or 1.7%, at December 31, 2010. The increase in the allowance for loan losses was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans as discussed above, coupled with the impact of charge-offs remaining at an elevated level. First quarter 2011 net loan charge-offs totaled $401,000, or 0.11% of average loans, compared to $97,000, or 0.03%, for the first quarter of 2010. To maintain the adequacy of the allowance for loan losses, the Company recorded a first quarter provision for loan losses of $865,000, versus $439,000 for the first quarter of 2010.
Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at March 31, 2011. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDR), loans 90 days or more past due, assets purchased by EMORECO from EB in November 2009, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 16 TDRs with a total balance of $2.9 million as of March 31, 2011. Non-performing loans amounted to $22.0 million or 5.9% and $20.0 million or 5.4% of total loans at March 31, 2011 and December 31, 2010, respectively. The increase in nonperforming loans has occurred primarily in the commercial loan portfolio and in one-to-four family real estate loans. Non-performing loans secured by real estate totaled $19.0 million as of March 31, 2011, up $2.8 million from $16.2 million at December 31, 2010. The depressed state of the economy and rising levels of unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.
Asset Quality History
(Dollar amounts in thousands)

(Dollar amounts in thousands)	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010

Nonperforming loans	$22,014	$19,986	$20,983	$20,053	$18,143
Real estate owned	$2,248	2,302	2,016	1,886	2,175

Nonperforming assets	$24,262	$22,288	$22,999	$21,939	$20,318

Allowance for loan losses	$6,685	$6,221	$5,971	$5,834	$5,279

Ratios
Nonperforming loans to total loans	5.85%	5.37%	5.75%	5.50%	5.04%
Nonperforming assets to total assets	3.82%	3.53%	3.61%	3.61%	3.42%
Allowance for loan losses to total loans	1.78%	1.67%	1.63%	1.60%	1.47%
Allowance for loan losses to nonperforming loans	30.37%	31.13%	28.46%	29.09%	29.10%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2011, 80.8% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $568.6 million or 95.6% of the Company’s total funding sources at March 31, 2011. Total deposits increased $3.4 million or .6% to $568.6 million at March 31, 2011 from $565.3 million at December 31, 2010. The increase in deposits is primarily related to the growth of interest-bearing demand, money market, and savings accounts of $5.5 million or 11.3%, $3.9 million or 5.5% and $9.0 million or 6.1%, respectively, at March 31, 2011. These increases were largely offset by a decline in certificates of deposit and non-interest bearing demand deposit accounts of $14.5 million or 5.9% and $560,000 or 1.1%, respectively, during the three months ended March 31, 2011.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $331,000 or 4.3% to $7.3 million as of March 31, 2011. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $365,000 for the quarter. The decline in FHLB advances was the result of scheduled principal payments.
Stockholders’ equity. Stockholders’ equity increased $1.3 million or 3.3% to $39.3 million at March 31, 2011 from $38.0 million at December 31, 2010. This increase was the result of increases in common stock and retained earnings of $857,000 and $578,000, respectively. A partial offset resulted from a decrease in accumulated other comprehensive income, due to decreases in the market value of the Company’s securities available for sale portfolio, of $174,000. The increase in common stock was the result of issuing 41,625 shares through a private placement of the Company’s stock at a price of $16.00 per share along with 8,436 shares issued within the Company’s dividend reinvestment plan at a price of $17.55 since December 31, 2010.
RESULTS OF OPERATIONS
General. Net income for the three months ended March 31, 2011, was $1.0 million, a $357,000, or 55.3% increase from the $645,000 earned during the same period in 2010. Diluted earnings per share for the first quarter of 2010 was $0.62 compared to $0.41 for the same period in 2010.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter were 0.63% and 10.05%, respectively, compared with 0.45% and 7.06% for the first quarter of 2010.
The Company’s year-to-date earnings were positively impacted by an increase in investment interest income combined with a decrease in deposit interest expense. This was partially offset by increases in the provision for loan losses and non-interest expense.
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
Net interest income for the first quarter totaled $5.0 million, an increase of 23.7% from the $4.1 million reported for the comparable period of 2010. The net interest margin was 3.68% for the first quarter of 2011, up from the 3.29% reported for the same quarter of 2010. The increase is primarily attributable to lower deposit costs along with an increase in average investment securities of $43.3 million or 28.5%. Deposit growth at the banks has primarily been in products such as savings and money market accounts, which generally carry lower interest costs than other deposit alternatives.
Interest income. Interest income increased $435,000, or 6.3%, for the three months ended March 31, 2011, compared to the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable of $204,000 along with a $226,000 increase in interest earned on investment securities for the quarter.
Interest earned on loans receivable increased $204,000, or 4.0%, for the three months ended March 31, 2011, compared to the same period in the prior year. This increase was attributable to a $17.7 million or 5.0% increase in the average balance of loans receivable from March 31, 2010.
Interest earned on securities increased $226,000, or 12.6%, for the three months ended March 31, 2011, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $43.3 million, or 28.5%, to $195.1 million at March 31, 2011 from $151.8 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield. The total investment securities portfolio yield of 4.95% for the three months ended March 31, 2011 decreased by 66 basis points from 5.61% for the same period in the prior year.
Interest expense. Interest expense decreased $528,000, or 18.4%, for the three months ended March 31, 2011, compared to the same period in the prior year. This decline in interest expense can be attributed to decreases in interest incurred on deposits and other borrowings of $448,000 and $81,000, respectively. This reduction in interest cost was primarily attributable to the reduction of the rate paid on interest-bearing liabilities of 59 basis points when comparing the two quarters.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $448,000, or 18.0%, for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits of 1.62% for the three months ended March 31, 2011 from 2.19% for the same period in the prior year. The improvement in interest cost due to rate was partially offset by an increase in the average balance of interest-bearing deposits of $49.3 million, or 10.7%, to $509.8 million for the three months ended March 31, 2011, compared to $460.5 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to minimize total interest expense.
Interest incurred on borrowed funds, declined by $80,000, for the three months ended March 31, 2011, compared with the same period in the prior year. This decline was primarily attributable to a reduction of $81,000 in interest paid on FHLB advances when compared to March 31, 2011.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $865,000 was recorded for the quarter ended March 31, 2011 compared to $439,000 for the quarter ended March 31, 2010. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, increases in nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $22.0 million, or 5.9% of total loans at March 31, 2011 compared with $18.1 million, or 5.0% at March 31, 2010. Net charge-offs were $401,000 for the quarter ended March 31, 2011 compared with $97,000 for the quarter ended March 31, 2010. Total loans were $376.5 million at March 31, 2011 compared with $359.7 million at March 31, 2010.
Non-interest income. Non-interest income increased $90,000 for the three-month period of 2011 over the comparable 2010 period. This increase was the result of increased revenue from investment services and safe deposit box rent. Partial offsets are related to decreases in check order fees and credit card interchange charges.
Non-interest expense. Non-interest expense of $3.7 million for the first quarter of 2011 was 4.1%, or $147,000, higher than the first quarter of 2010. The increase in salaries and employee benefits of $179,000 is primarily attributable to the sustained growth of the Company and a 32.3% increase in employee health insurance premiums. FDIC premiums continue to increase and are $23,000 higher than they were for the same quarter last year. The gain on the sale of other real estate owned is $20,000 compared to a loss of $121,000 in the comparable 2010 period. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $37,000 in loan and other real estate owned expenses as of March 31, 2011.
Provision for income taxes. The Company recognized $145,000 in income tax expense, which reflected an effective tax rate of 12.6% for the three months ended March 31, 2011, as compared to $22,000 with an effective tax rate of 3.3% for the respective 2010 period. The increase in the tax provision can be attributed to an increase in income before taxes of $480,000 or 72.0% when compared to the same quarter in the prior year.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2011, have remained unchanged from December 31, 2010.
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

	For the Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$373,916	$5,301	5.75%	$356,239	$5,097	5.80%
Investment securities (3)	195,074	2,021	4.95%	151,807	1,795	5.61%
Interest-bearing deposits with other banks	24,119	37	0.62%	30,020	32	0.43%

Total interest-earning assets	593,109	7,359	5.28%	538,066	6,924	5.45%

Noninterest-earning assets	37,326			38,144
Total assets	$630,435			$576,210

Interest-bearing liabilities:
Interest — bearing demand deposits	$49,950	80	0.65%	$38,874	95	0.99%
Money market deposits	71,927	178	1.00%	60,491	279	1.87%
Savings deposits	151,029	337	0.90%	113,593	427	1.53%
Certificates of deposit	236,917	1,442	2.47%	247,559	1,684	2.76%
Borrowings	26,784	304	4.60%	32,328	384	4.81%

Total interest-bearing liabilities	536,607	2,341	1.77%	492,845	2,869	2.36%

Noninterest-bearing liabilities
Other liabilities	55,956			46,306
Stockholders’ equity	37,872			37,060
Total liabilities and stockholders’ equity	$630,435			$576,210

Net interest income		$5,018			$4,055

Interest rate spread (1)			3.51%			3.09%
Net yield on interest-earning assets (2)			3.68%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.53%			109.18%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest incomefor tax-exempt securities was $360 and $305 for 2011 and 2010, respectively.
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2011 and 2010, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	For the Three Months ended March 31,
	2011 versus 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$253	$(49)	$204
Investment securities	599	(373)	226
Interest-bearing deposits with other banks	(6)	11	5

Total interest-earning assets	845	(410)	435

Interest-bearing liabilities:
Interest — bearing demand deposits	27	(42)	(15)
Money market deposits	53	(154)	(101)
Savings deposits	141	(231)	(90)
Certificates of deposit	(72)	(169)	(242)
Borrowings	(66)	(14)	(80)

Total interest-bearing liabilities	83	(611)	(528)

Net interest income	$763	$200	$963

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
For the three months ended March 31, 2011, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.
INFLATION
Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.
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
Compliance with the terms of the MOU is a high priority for the Company. In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal year ended December 31, 2010, and intends to continue to do so during 2011. Specific actions taken included the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $4.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary established late in the fourth quarter of 2009. In 2009 and 2010, the Company invested $1.75 million in EB in the form of capital infusions to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions. In the beginning of the second quarter of 2011 the Company invested an additional $500,000 in EB in the form of capital infusion in order to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions.
The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.
The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at March 31, 2011 and December 31, 2010:
FDIC Regulations

	Adequately	Well		March 31,	December 31,
Capital Ratio	Capitalized	Capitalized		2011	2010

Tier I Leverage Capital	4.00%	5.00	%(1)	8.53%	10.29%
Risk-Based Capital:
Tier I	4.00	6.00		12.67	13.63
Total	8.00	10.00		13.97	14.91

(1)	9 percent required by the MOU.
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

The following table illustrates the Company’s risk-weighted capital ratios at March 31, 2011:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	March 31,		March 31,		March 31,
	2011		2011		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-weighted Assets)

Actual	$46,324	11.79%	$39,194	11.46%	$6,721	13.97%
For Capital Adequacy Purposes	31,437	8.00	27,369	8.00	3,850	8.00
To Be Well Capitalized	39,297	10.00	34,211	10.00	4,812	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$41,390	10.53%	$34,916	10.21%	$6,098	12.67%
For Capital Adequacy Purposes	15,719	4.00	13,685	4.00	1,925	4.00
To Be Well Capitalized	23,578	6.00	20,527	5.00	2,887	6.00

Tier I Capital (to Average Assets)

Actual	$41,390	6.63%	$34,916	6.39%	$6,098	8.53%
For Capital Adequacy Purposes	24,965	4.00	21,852	4.00	2,859	4.00
To Be Well Capitalized	31,207	5.00	27,315	5.00	3,574	5.00

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2010 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2011 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	1.86%	2.07%

Portfolio equity — increase (decrease)	(11.02)%	(7.32)%

Item 4.	Controls and Procedures
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
None

Item 1a. There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults by the Company on its senior securities
None

Item 4.	Reserved

Item 5.	Other information
None

Item 6.	Exhibits
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2011

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

MIDDLEFIELD BANC CORP.
Date: May 16, 2011	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer