Form 10-Q
period 2011-06-30
MIDDLEFIELD BANC CORP
filed 2011-08-11
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Class: Common Stock, without par value
Outstanding at August 11, 2011: 1,653,660

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$15,540	$10,473
Federal funds sold	19,364	20,162

Cash and cash equivalents	34,904	30,635
Investment securities available for sale	193,821	201,772
Loans	385,339	372,498
Less allowance for loan losses	7,027	6,221

Net loans	378,312	366,277
Premises and equipment	7,939	8,179
Goodwill	4,559	4,559
Bank-owned life insurance	8,118	7,979
Accrued interest and other assets	11,921	12,796

TOTAL ASSETS	$639,574	$632,197

LIABILITIES
Deposits:
Noninterest-bearing demand	$58,219	$53,391
Interest-bearing demand	55,315	48,869
Money market	74,482	71,105
Savings	160,141	146,993
Time	221,588	244,893

Total deposits	569,745	565,251
Short-term borrowings	6,787	7,632
Other borrowings	18,694	19,321
Accrued interest and other liabilities	2,045	1,971

TOTAL LIABILITIES	597,271	594,175

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,843,190 and 1,780,553 shares issued	29,485	28,429
Retained earnings	16,712	15,840
Accumulated other comprehensive income	2,840	487
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)

TOTAL STOCKHOLDERS’ EQUITY	42,303	38,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$639,574	$632,197

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,399	$5,299	$10,700	$10,396
Interest-bearing deposits in other institutions	2	3	4	7
Federal funds sold	4	12	13	23
Investment securities:
Taxable interest	1,289	1,339	2,612	2,542
Tax-exempt interest	702	647	1,400	1,239
Dividends on stock	25	32	51	49

Total interest income	7,421	7,332	14,780	14,256

INTEREST EXPENSE
Deposits	2,004	2,373	4,041	4,858
Short term borrowings	59	62	118	120
Other borrowings	104	183	213	373
Trust preferred securities	137	128	273	264

Total interest expense	2,304	2,746	4,645	5,615

NET INTEREST INCOME	5,117	4,586	10,135	8,641

Provision for loan losses	700	690	1,565	1,129

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,417	3,896	8,570	7,512

NONINTEREST INCOME
Service charges on deposit accounts	416	433	844	848
Investment securities gains (losses), net	(37)	18	(22)	27
Earnings on bank-owned life insurance	66	65	139	132
Other income	149	169	332	287

Total noninterest income	594	685	1,293	1,294

NONINTEREST EXPENSE
Salaries and employee benefits	1,944	1,713	3,634	3,224
Occupancy expense	223	217	495	493
Equipment expense	155	204	313	402
Data processing costs	173	172	353	415
Ohio state franchise tax	97	134	225	270
Federal deposit insurance expense	272	190	497	392
Professional fees	185	188	396	380
Losses on other real estate owned	323	175	303	214
Other expense	920	835	1,781	1,596

Total noninterest expense	4,292	3,828	7,997	7,386

Income before income taxes	719	753	1,866	1,420
Income taxes (benefit)	(1)	38	144	60

NET INCOME	$720	$715	$1,722	$1,360

EARNINGS PER SHARE
Basic	$0.44	$0.46	$1.05	$0.87
Diluted	0.44	0.45	1.05	0.87

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except dividend per share amount)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2010	$28,429	$15,840	$487	$(6,734)	$38,022

Net income		1,722			1,722	$1,722
Other comprehensive income:
Unrealized gain on available for sale securities net of taxes of $1,212, net of reclassification adjustment			2,353		2,353	2,353

Comprehensive income						$4,075

Stock-based compensation expense	59				59
Common stock issuance (44,750 shares)	716				716
Dividend reinvestment and purchase plan (15,487 shares)	281				281
Cash dividends ($0.52 per share)		(850)			(850)

Balance, June 30, 2011	$29,485	$16,712	$2,840	$(6,734)	$42,303

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,722	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,565	1,129
Investment securities (gains) losses, net	22	(26)
Depreciation and amortization	425	381
Amortization of premium and discount on investment securities	151	(104)
Amortization of deferred loan fees, net	(80)	(18)
Earnings on bank-owned life insurance	(139)	(132)
Deferred income taxes	(329)	(403)
Stock based compensation expense	59	—
Losses on other real estate owned	303	214
Increase (decrease) in accrued interest receivable	118	(27)
Increase (decrease) in accrued interest payable	(35)	27
Decrease in prepaid federal deposit insurance	423	363
Other, net	(715)	(1,046)

Net cash provided by operating activities	3,490	1,718

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	21,260	15,067
Proceeds from sale of securities	10,072	5,140
Purchases	(19,989)	(59,185)
Increase in loans, net	(14,080)	(11,855)
Proceeds from the sale of other real estate owned	414	540
Purchase of premises and equipment	(66)	(269)

Net cash used for investing activities	(2,389)	(50,562)

FINANCING ACTIVITIES
Net increase in deposits	4,494	45,990
Increase (decrease) in short-term borrowings, net	(845)	401
Repayment of other borrowings	(627)	(825)
Common stock issuance	716	—
Proceeds from dividend reinvestment & purchase plan	281	282
Cash dividends	(850)	(816)

Net cash provided by financing activities	3,169	45,032

Increase (decrease) in cash and cash equivalents	4,270	(3,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,635	41,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,904	$37,341

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,681	$5,588
Income taxes	515	750

Non-cash investing transactions:
Transfers from loans to other real estate owned	$560	$476
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
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The Consolidated Balance Sheet at December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. Generally Accepted Accounting Principles (GAAP). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K (File No. 000-32561). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.
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
In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 — STOCK-BASED COMPENSATION
The Company has no unrecognized stock-based compensation costs or unvested stock options outstanding as of June 30, 2011.
Stock option activity during the six months ended June 30, 2011 and 2010 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2011	Price	2010	Price

Outstanding, January 1	89,077	$27.87	99,219	$26.85
Granted	9,000	17.55	—	—
Exercised	—	—	—	—
Forfeited	(7,549)	29.22	—	—

Outstanding, June 30	90,528	$26.73	99,219	$26.85

NOTE 3 — EARNINGS PER SHARE
The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.
There are no convertible securities that would affect the denominator in calculating basic and diluted earnings per share. The following tables set forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	1,837,301	1,760,382	1,824,431	1,757,698

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,647,771	1,570,852	1,634,901	1,568,168

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	149	1,232	75	1,574

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,647,920	1,572,084	1,634,976	1,569,742

Options to purchase 9,000 shares of common stock were granted on May 9, 2011 at a strike price of $17.55 per share. The average share price for the period was $18.07 rendering the newly granted shared dilutive to earnings per share. The remaining options to purchase 81,528 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the three and six months ended June 30, 2011 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price for the six months ended June 30, 2011. Total options to purchase shares of common stock were 90,528 at prices ranging from $17.55 to $40.24 for the six months ended June 30, 2011. For the six months ended June 30, 2010, there were 89,077 options to purchase shares of common stock at prices ranging from $22.33 to $40.24 but were not included in the computation of diluted earnings per share.

NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2011, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).
The following shows the components and activity of comprehensive income during the periods ended June 30, 2011 and 2010 (net of the income tax effect):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollar amounts in thousands)	2011	2010	2011	2010

Unrealized holding gains arising during the period on securities held	$2,532	$1,401	$2,368	$2,093

Reclassification adjustment for (gains) losses included in net income, net of income taxes	25	(12)	15	(18)

Net change in unrealized gains during the period	2,527	1,389	2,353	2,075
Unrealized holding gains, beginning of period	0	1,248	487	562

Unrealized holding gains, end of period	$2,527	$2,637	$2,840	$2,637

Net income	$720	$715	$1,722	$1,360
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	2,527	1,389	2,353	2,075

Comprehensive income	$3,247	$2,104	$4,075	$3,435

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

The following tables present the assets measured on a recurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		June 30, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$27,239	$—	$27,239
Obligations of states and political subdivisions	—	80,850	—	80,850
Mortgage-backed securities in government — sponsored entities		70,521		70,521
Private-label mortgage-backed securities	—	14,457	—	14,457

Total debt securities	—	193,067	—	193,067
Equity securities in financial institutions	754	—	—	754

Total	$754	$193,067	$—	$193,821

		December 31, 2010
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	32,603	—	32,603
Obligations of states and political subdivisions	—	76,880	—	76,880
Mortgage-backed securities in government — sponsored entities		74,043		74,043
Private-label mortgage-backed securities	—	17,326	—	17,326

Total debt securities	—	200,852	—	200,852
Equity securities in financial institutions	920	—	—	920

Total	$920	200,852	—	201,772

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of June 30, 2011 and December 31, 2010.
The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.
The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		June 30, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$3,855	6,067	$9,922
Other real estate owned	—	2,145	—	2,145

		December 31, 2010
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$4,312	$2,758	$7,070
Other real estate owned	—	2,302	—	2,302
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$34,904	$34,904	$30,635	$30,635
Investment securities Available for sale	193,821	193,821	201,772	201,772
Net loans	378,312	353,573	366,277	347,599
Bank-owned life insurance	8,118	8,118	7,979	7,979
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,141	2,141	2,259	2,259

Financial liabilities:
Deposits	$569,745	$575,277	$565,251	$570,471
Short-term borrowings	6,787	6,787	7,632	7,632
Other borrowings	18,694	20,237	19,321	19,801
Accrued interest payable	755	755	790	790
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
NOTE 6 — INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$27,107	$224	$(92)	$27,239
Obligations of states and political subdivisions:
Taxable	7,893	256	—	8,149
Tax-exempt	70,726	2,102	(127)	72,701
Mortgage-backed securities in government sponsored entities	68,915	1,788	(182)	70,521
Private-label mortgage-backed securities	13,971	764	(278)	14,457

Total debt securities	188,612	5,134	(679)	193,067
Equity securities in financial institutions	907	—	(153)	754

Total	$189,519	$5,134	$(832)	$193,821

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$33,332	$111	$(840)	$32,603
Obligations of states and political subdivisions:
Taxable	7,371	80	(34)	7,417
Tax-exempt	69,363	1,058	(958)	69,463
Mortgage-backed securities in government sponsored entities	73,390	2,270	(654)	74,043
Private-label mortgage-backed securities	16,636	55	(328)	17,326

Total debt securities	200,092	3,574	(2,814)	200,852
Equity securities in financial institutions	944	80	(104)	920

Total	$201,036	$3,654	$(2,918)	$201,772

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,125	$1,137
Due after one year through five years	5,915	6,239
Due after five years through ten years	18,974	19,820
Due after ten years	162,598	165,871

Total	$188,612	$193,067

Proceeds from sales of investment securities available for sale were $10.1 and $1.2 million during the quarters ended June 30, 2011 and June 30, 2010, respectively. Gross losses realized were $37,000 and gross gains realized were $18,000 for the quarters ended June 30, 2011 and June 30, 2010, respectively.
Proceeds from sales of investment securities available for sale were $10.1 and $5.1 million during the six-months ended June 30, 2011 and June 30, 2010, respectively. Gross losses realized were $22,000 and gross gains realized were $27,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.
Investment securities with an approximate carrying value of $55,809,000 and $49,999,000 at June 30, 2011 and 2010, respectively, were pledged to secure deposits and other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$12,908	$(92)	$—	$—	$12,908	$(92)
Obligations of states and political subdivisions	6,173	(85)	448	(42)	6,621	(127)
Mortgage-backed securities in government sponsored entities	16,963	(182)	—	—	16,963	(182)
Private-label mortgage-backed securities	2,179	(51)	2,002	(227)	4,181	(278)
Equity securities in financial institutions	174	(85)	580	(68)	754	(153)

Total	$38,397	$(495)	$3,030	$(337)	$41,427	$(832)

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$24,406	$(840)	$—	$—	$24,406	$(840)
Obligations of states and political subdivisions	35,846	(940)	439	(52)	36,285	(992)
Mortgage-backed securities in government sponsored entities	27,792	(654)	—	—	27,792	(654)
Private-label mortgage-backed securities	510	(11)	2,480	(317)	2,990	(328)
Equity securities in financial institutions	—	—	590	(104)	590	(104)

Total	$88,554	$(2,445)	$3,509	$(473)	$92,063	$(2,918)

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
OTTI losses are recognized in earnings if the Company’s intent is to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.
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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 92% of the total available-for-sale portfolio as of June 30, 2011 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $14.5 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $764,000 and the gross unrealized loss position was $278,000 on June 30, 2011. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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

For the six months ended June 30, 2011, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.
NOTE 7 — LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
Major classifications of net loans are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010

Commercial and industrial	$58,665	$57,501
Real estate — construction	19,952	15,845
Real estate — mortgage:
Residential	209,115	209,863
Commercial	92,851	84,304
Consumer installment	4,756	4,985

	385,339	372,498
Less allowance for loan losses	(7,027)	(6,221)

Net loans	$378,312	$366,277

The Company’s primary business activity is with customers located within its local trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The company also serves the central Ohio market with offices in Dublin and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio at June 30, 2011 and 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following tables summarize the primary segments of the loan portfolio as of June 30, 2011 and December 31, 2010 (in thousands):

	Commercial	Real estate-	Real Estate- Mortgage		Consumer
June 30, 2011	and industrial	construction	Residential	Commercial	installment	Total

Total loans	$58,665	$19,952	$209,115	$92,851	$4,756	$385,339

Individually evaluated for impairment	$5,284	$1,154	$5,962	$5,335	$—	$17,735
Collectively evaluated for impairment	53,381	18,798	203,153	87,516	4,756	367,604

	Commercial	Real estate-	Real estate- Mortgage		Consumer
December 31, 2010	and industrial	construction	Residential	Commercial	installment	Total

Total loans	$57,501	$15,845	$209,863	$84,304	$4,985	$372,498

Individually evaluated for impairment	$5,477	$1,299	$4,329	$6,266	$17	$17,388
Collectively evaluated for impairment	52,024	14,546	205,534	78,038	4,968	355,110
The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (C & I), Real Estate Construction, Real Estate — Mortgage which is further segmented into Residential and Commercial real estate, and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loan made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purposed of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.
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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 and 2010 (in thousands):

			Impaired Loans
			with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2011
Commercial and industrial	$1,622	$474	$3,725	$5,347	$5,677
Real estate — construction	—	—	614	614	614
Real estate — mortgage:
Residential	566	201	—	566	569
Commercial	2,965	591	1,351	4,316	4,328

Total impaired loans	$5,153	$1,266	$5,690	$10,843	$11,188

December 31, 2010
Commercial and industrial	$655	$203	$1,874	$2,529	$2,540
Real estate — construction	—	—	618	618	614
Real estate — mortgage:
Residential	594	221	—	594	594
Commercial	1,879	188	1,441	3,320	3,314

Total impaired loans	$3,128	$612	$3,933	$7,681	$7,062

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2011 (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
June 30, 2011

Commercial and industrial	$53,065	$896	$4,480	$224	$58,665
Real estate — construction	19,020	—	932	—	19,952
Real estate — mortgage:
Residential	191,730	1,866	15,519	—	209,115
Commercial	85,056	332	7,463	—	92,851
Consumer installment	4,736	9	11	—	4,756

Total	$353,607	$3,103	$28,405	$224	$385,339

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2010

Commercial and industrial	$52,008	$903	$4,366	$224	$57,501
Real estate — construction	14,481	—	1,364	—	15,845
Real estate — mortgage:
Residential	192,823	1,601	15,439	—	209,863
Commercial	76,979	353	6,972	—	84,304
Consumer installment	4,937	11	37	—	4,985

Total	$341,228	$2,868	$28,178	$224	$372,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 (in thousands):

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
June 30, 2011

Commercial and industrial	$54,305	$1,156	$157	$—	$1,313	$3,047	$58,665
Real estate — construction	19,312	—	—	—	—	640	19,952
Real estate — mortgage:
Residential	192,887	3,928	1,032	116	5,076	11,152	209,115
Commercial	88,097	427	11	—	438	4,316	92,851
Consumer installment	4,682	74	—	—	74	—	4,756

Total	$359,283	$5,585	$1,200	$116	$6,901	$19,155	$385,339

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
December 31, 2010

Commercial and industrial	$53,712	$473	$776	$—	$1,249	$2,540	$57,501
Real estate — construction	15,197	—	—	—	—	648	15,845
Real estate — mortgage:
Residential	193,647	2,950	1,580	—	4,530	11,686	209,863
Commercial	78,361	1,607	824	—	2,431	3,513	84,304
Consumer installment	4,841	120	12	—	132	12	4,985

Total	$345,757	$5,150	$3,192	$—	$8,342	$18,399	$372,498

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
The following table summarizes the primary segments of the loan portfolio as of June 30, 2011 (in thousands):

			Real estate-	Real estate-
	Commercial	Real estate-	residential	commercial	Consumer
	and industrial	construction	mortgage	mortgage	installment	Total
ALL balance at December 31, 2010	962	$188	$3,434	$1,543	94	$6,221
Charge-offs	(273)	(6)	(510)	(10)	(10)	(809)
Recoveries	26	—	3	—	21	50
Provision	242	47	864	388	24	1,565

ALL balance at June 30, 2011	$957	$229	$3,791	$1,921	129	$7,027

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets ended the June 30, 2011 quarter at $639.6 million, an increase of $7.4 million or 1.2% from December 31, 2010. Investment securities available for sale decreased $8.0 million and net loans increased $12.0 million. The increase in total assets reflected a corresponding increase in total liabilities of $3.1 million or .5% and an increase in stockholders’ equity of $4.3 million or 11.3%. The increase in total liabilities was the result of deposit growth of $4.5 million or .8%. This was partially offset by decreases to other borrowings and short term borrowings of $627,000 and $845,000, respectively. The increase in stockholders’ equity was largely the result of an increase in accumulated other comprehensive income of $2.4 million. Retained earnings and common stock also increased by $872,000, and $1.1 million, respectively.
Cash on hand and due from banks. Cash on hand and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $4.3 million or 13.9% to $34.9 million at June 30, 2011 from $30.6 million at December 31, 2010. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.
Investment securities. Investment securities available for sale ended the June 30, 2011 quarter at $193.8 million, a decrease of $8.0 million or 3.9% from $201.8 million at December 31, 2010. The Company experienced repayments and maturities of $21.3 million and sales of securities totaling $10.1 million during the six months ended June 30, 2011. Offsetting sales, calls, repayments, and maturities, the Company recorded purchases of available for sale securities of $20.0 million, consisting of purchases of mortgage-backed securities, municipal and U. S. government bonds. In addition, the securities portfolio increased approximately $3.6 million due to an increase in the fair value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $12.0 million or 3.3% to $378.3 million as of June 30, 2011 from $366.3 million at December 31, 2010. Included in this amount was an increase in the commercial real estate mortgage segment of $8.5 million or 10.1% as well as the real estate construction loan portfolio of $4.1 million or 25.9% during the six months ended June 30, 2011. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Allowance for Loan Losses and Asset Quality. In the first half of 2011, the combination of sustained weakness in commercial real estate values and a recessionary economy continued to have an adverse impact on the financial condition of commercial borrowers. These factors resulted in the Company downgrading loan quality ratings of several commercial loans. The distressed commercial real estate market also caused certain existing impaired commercial real estate loans to become under-collateralized, resulting in the loans being charged down to the estimated net realizable value of the underlying collateral.
The Company increased the allowance for loan losses to $7.0 million, or 1.8% of total loans, at June 30, 2011, compared to $6.2 million, or 1.7%, at December 31, 2010. The increase in the allowance for loan losses was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans as discussed above, coupled with the impact of charge-offs remaining at an elevated level. For the quarter-ended June 30, 2011 net loan charge-offs totaled $358,000, or 0.09% of average loans, compared to $135,000, or 0.04%, for the second quarter of 2010. Year-to-date net loan charge-offs totaled $759,000, or .20%, of average loans, compared to $232,000, or .06% for the same period in the prior year. To maintain the adequacy of the allowance for loan losses, the Company recorded a second quarter provision for loan losses of $700,000, versus $690,000 for the second quarter of 2010.
Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at June 30, 2011. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.

Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDR), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful. Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectability of principal.
TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 20 TDRs with a total balance of $3.2 million as of June 30, 2011 compared to 13 TDRs totaling $1.6 million as of December 31, 2010. Non-performing loans amounted to $22.5 million or 5.8% and $20.0 million or 5.5% of total loans at June 30, 2011 and December 31, 2010, respectively. Non-performing loans secured by real estate totaled $19.0 million as of June 30, 2011, up $2.8 million from $16.2 million at December 31, 2010. The depressed state of the economy and heightened unemployment have contributed to this level, as well as the decline in the housing market across our geographic footprint that continue to suppress home prices and maintain elevated inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.
Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.
Asset Quality History
(Dollar amounts in thousands)

(Dollar amounts in thousands)	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010

Nonperforming loans	$22,469	$22,014	$19,986	$20,983	$20,053
Real estate owned	2,145	2,248	2,302	2,016	1,886

Nonperforming assets	24,614	24,262	22,288	22,999	21,939

Allowance for loan losses	7,027	6,685	6,221	5,971	5,834

Ratios
Nonperforming loans to total loans	5.83%	5.85%	5.37%	5.75%	5.50%
Nonperforming assets to total assets	3.85%	3.82%	3.53%	3.61%	3.61%
Allowance for loan losses to total loans	1.82%	1.78%	1.67%	1.63%	1.60%
Allowance for loan losses to nonperforming loans	31.27%	30.37%	31.13%	28.46%	29.09%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2011, 84.4% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.
Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds equaling 95.7% of the Company’s total funding sources at June 30, 2011. Total deposits increased $4.5 million or .8% to $569.7 million at June 30, 2011 from $565.3 million at December 31, 2010. The increase in deposits is primarily related to the growth of interest-bearing demand, non-interest bearing demand, and savings accounts of $6.4 million or 13.2%, $4.8 million or 9.0% and $13.1 million or 8.9%, respectively, at June 30, 2011. These increases were largely offset by a decline in certificates of deposit accounts of $23.3 million or 9.5%, during the six months ended June 30, 2011. This decline is the result of a migration of customers from maturing to non-maturing deposits.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include Federal Home Loan Bank of Cincinnati (FHLB) advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $845,000 or 11.1% to $6.8 million as of June 30, 2011. Other borrowings, representing advances from the FHLB, declined $627,000 for the first half of the year. The decline in FHLB advances was the result of scheduled principal payments.
Stockholders’ equity. Stockholders’ equity increased $4.3 million or 11.3% to $42.3 million at June 30, 2011 from $38.0 million at December 31, 2010. This increase was the result of increases in accumulated other comprehensive income, common stock, and retained earnings of $2.4 million, $1.1 million, and $872,000, respectively. The increase in accumulated other comprehensive income is due to increases in the fair value of the Company’s securities available for sale portfolio, of $2.4 million. The increase in common stock was largely the result of issuing 44,750 shares through a private placement of the Company’s stock at a price of $16.00 per share along with 15,487 shares issued within the Company’s dividend reinvestment plan at a price of $18.16 since December 31, 2010.
RESULTS OF OPERATIONS
General. Net income for the second quarter of 2011 totaled $720,000, a $5,000, or .7% increase from the $715,000 earned during the second quarter of 2010. Net income for the six months ended June 30, 2011, was $1.7 million, a $362,000, or 26.6% increase from the $1.4 million earned during the same period in 2010. Diluted earnings per share for the second quarter of 2011 was $.44 compared to $.45 in 2010. Diluted earnings per share for the first half of 2011 was $1.05 compared to $0.87 for the same period in 2010.
The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2011 were 0.45% and 7.22%, respectively, compared with 0.47% and 7.48% for the second quarter of 2010. For the first six months of 2011, the Company’s annualized ROA was 0.55% compared to 0.46% in 2010, while the ROE was 8.89% compared to 7.27% for the same period of 2010.
The Company’s earnings for the three and six months ended were positively impacted by a decrease in deposit and other borrowings interest expense. This was partially offset by increases in the provision for loan losses and non-interest expense.
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
Net interest income totaled $5.1 million for the second quarter of 2011, an increase of 11.6% from the $4.6 million reported for the comparable period of 2010. The net interest margin of 3.64% for the second quarter of 2011 showed improvement over the 3.49% reported for the same quarter of 2010. The increase in the net interest margin is primarily attributable to the reduced cost of interest-bearing liabilities by $442,000 compared to the same period in 2010.
Net interest income increased $1.5 million, or 17.3%, to $10.1 million, for the six months ended June 30, 2011 compared to the same period in the prior year. The net interest margin of 3.66% for the first half of 2011, showed improvement over the 3.39% reported for the same period of 2010. The increase in the net interest margin is primarily attributable to the reduced cost of interest-bearing liabilities by $970,000 compared to the same period in 2010.
Interest income. Interest income increased $89,000, or 1.2%, for the three months ended June 30, 2011, compared to the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable of $100,000 for the quarter.
Interest income increased $524,000, or 3.7%, for the six months ended June 30, 2011, compared to the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable of $304,000 along with a $231,000 increase in interest earned on investment securities for the quarter.
Interest earned on loans receivable increased $100,000, or 1.9%, for the three months ended June 30, 2011, compared to the same period in the prior year. This increase was attributable to a $19.6 million or a 5.4% increase in the average balance of loans receivable from June 30, 2010. This increase was partially offset by a decline in the yield on the total loan portfolio of 20 basis points to 5.68% for the three months ended June 30, 2011 from 5.88% for the same period in the prior year.

Interest earned on loans receivable increased $304,000, or 2.9%, for the six months ended June 30, 2011, compared to the same period in the prior year. This increase was attributable to a $18.6 million or 5.2% increase in the average balance of loans receivable from June 30, 2010.
Interest earned on securities increased $5,000, or .3%, for the three months ended June 30, 2011, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $16.8 million, or 9.7%, to $190.1 million at June 30, 2011 from $173.3 million for the same period in the prior year. The increase of interest earned on investment securities was almost entirely offset by a decrease in the yield on the average investments to 4.96% for the three months ended June 30, 2011 from 5.37% for the same period in the prior year.
Interest earned on securities increased $231,000, or 6.1%, for the six months ended June 30, 2011, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $30.0 million, or 18.4%, to $192.5 million at June 30, 2011 from $162.6 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield. The total investment securities portfolio yield of 4.96% for the six months ended June 30, 2011 decreased by 52 basis points from 5.48% for the same period in the prior year.
Interest expense. Interest expense decreased $442,000, or 16.1%, for the three months ended June 30, 2011, compared to the same period in the prior year. The decline in interest expense can be attributed to decreases in interest incurred on deposits and borrowings of $369,000 and $79,000, respectively. This reduction in interest cost was mainly due to the decline of 44 basis points in the rate paid on interest-bearing liabilities when comparing the two quarters.
Interest expense decreased $970,000, or 17.3%, for the six months ended June 30, 2011, compared to the same period in the prior year. This decline in interest expense can be attributed to decreases in interest incurred on deposits and other borrowings of $817,000 and $160,000, respectively. This reduction in interest cost was mainly due to the 51 basis point decline in the rate paid on interest-bearing liabilities when comparing the two quarters.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, decreased $369,000, or 15.5%, for the three months ended June 30, 2011, compared to the same period in the prior year. Interest expense was positively affected by a reduction in the cost of interest-bearing deposits to 1.56% from 2.15% for the quarters ended June 30, 2011 and 2010, respectively. The reduced cost was partially offset by the average balance of interest-bearing deposits which increased by $34.1 million, or 7.1%, to $515.1 million for the three months ended June 30, 2011, compared to $481.0 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.
Interest incurred on deposits declined $817,000, or 16.8%, for the six months ended June 30, 2011, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits of 66 basis points for the six months ended June 30, 2011 from 2.25% for the same period in the prior year. The improvement in interest cost was partially offset by an increase in the average balance of interest-bearing deposits of $41.6 million, or 8.8%, to $512.5 million for the six months ended June 30, 2011, compared to $470.8 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to minimize total interest expense.
Interest incurred on borrowed funds, declined by $73,000, for the three months ended June 30, 2011, compared with the same period in the prior year. The change was driven by a reduction of $79,000 in interest paid on FHLB advances when compared to June 30, 2010.
Interest incurred on borrowed funds, declined by $153,000, for the six months ended June 30, 2011, compared with the same period in the prior year. The change was driven by reduction of $160,000 in interest paid on FHLB advances when compared to June 30, 2010.
Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $700,000 was recorded for the quarter ended June 30, 2011 compared to $690,000 for the quarter ended June 30, 2010. The year-to-date provision for loan losses increased $436,000 or 38.6% compared to the first half of 2010. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, increases in nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $22.5 million, or 5.8% of total loans at June 30, 2011 compared with $20.1 million, or 5.5% at June 30, 2010. Net charge-offs were $358,000 for the quarter ended June 30, 2011 compared with $135,000 for the quarter ended June 30, 2010. Total loans were $385.3 million at June 30, 2011 compared with $372.5 million at June 30, 2010.
Non-interest income. Non-interest income decreased $91,000, or 13.3%, and $1,000, or .1%, for the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010. This decrease was the result of diminished revenue from investment security gains and service charges on deposit accounts.

Non-interest expense. Non-interest expense of $4.3 million for the second quarter of 2011 was 12.1%, or $464,000, higher than the second quarter of 2010.
Non-interest expense of $8.0 million for the first half of 2011 was 8.3%, or $611,000, higher than the first half of 2010. The increase in salaries and employee benefits of $410,000 is primarily attributable to the sustained growth of the Company and a 34.7% increase in employee health insurance premiums from the same period in 2010. FDIC premiums continue to increase and are $105,000 higher than they were for the same period last year. The loss on the sale of other real estate owned is $303,000 compared to $214,000 in the comparable 2010 period. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $257,000 in other real estate owned-related losses as of June 30, 2011, and $278,000 for the same period in 2010.
Provision for income taxes. The Company recognized $144,000 in income tax expense, which reflected an effective tax rate of 7.7% for the six months ended June 30, 2011, as compared to $60,000 with an effective tax rate of 4.2% for the comparable 2010 period. The increase in the tax provision can be attributed to an increase in income before taxes of $446,000 or 31.4% when compared to the same period in the prior year.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2011, have remained unchanged from December 31, 2010.
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

	For the Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$381,312	$5,399	5.68%	$361,708	$5,299	5.88%
Investment securities (3)	190,083	1,991	4.96%	173,264	1,986	5.37%
Interest-bearing deposits with other banks	31,990	31	0.39%	30,178	47	0.62%

Total interest-earning assets	603,385	7,421	5.17%	565,150	7,332	5.44%

Noninterest-earning assets	37,302			38,750
Total assets	$640,687			$603,900

Interest-bearing liabilities:
Interest-bearing demand deposits	$55,822	95	0.68%	$41,067	100	0.98%
Money market deposits	74,245	186	1.00%	65,017	229	1.41%
Savings deposits	158,403	360	0.91%	126,228	395	1.25%
Certificates of deposit	226,649	1,363	2.41%	248,704	1,649	2.66%
Borrowings	25,697	300	4.68%	32,163	373	4.65%

Total interest-bearing liabilities	540,816	2,304	1.71%	513,179	2,746	2.15%

Noninterest-bearing liabilities
Other liabilities	59,889			52,389
Stockholders’ equity	39,982			38,332
Total liabilities and stockholders’ equity	$640,687			$603,900

Net interest income		$5,117			$4,586

Interest rate spread (1)			3.46%			3.29%
Net yield on interest-earning assets (2)			3.64%			3.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.57%			110.13%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $416 and $333 for 2011 and 2010, respectively.
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three month periods ended June 30, 2011 and 2010, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2011 versus 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$287	$(187)	$100
Investment securities	225	(220)	5
Interest-bearing deposits with other banks	3	(19)	(16)

Total interest-earning assets	515	(426)	89

Interest-bearing liabilities:
Interest-bearing demand deposits	36	(41)	(5)
Money market deposits	32	(75)	(43)
Savings deposits	101	(136)	(35)
Certificates of deposit	(146)	(140)	(286)
Borrowings	(75)	2	(73)

Total interest-bearing liabilities	(52)	(390)	(442)

Net interest income	$567	$(36)	$531

	For the Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$377,604	$10,700	5.71%	$358,989	$10,396	5.84%
Investment securities (3)	192,547	4,012	4.96%	162,595	3,781	5.48%
Interest-bearing deposits with other banks	28,041	68	0.49%	30,100	79	0.53%

Total interest-earning assets	598,192	14,780	5.23%	551,684	14,256	5.44%

Noninterest-earning assets	37,330			38,448
Total assets	$635,522			$590,132

Interest-bearing liabilities:
Interest-bearing demand deposits	$52,873	175	0.67%	$39,977	195	0.98%
Money market deposits	73,077	364	1.00%	62,767	508	1.63%
Savings deposits	154,718	697	0.91%	119,946	822	1.38%
Certificates of deposit	231,789	2,805	2.44%	248,134	3,333	2.71%
Borrowings	26,240	604	4.64%	32,245	757	4.73%

Total interest-bearing liabilities	538,697	4,645	1.74%	503,069	5,615	2.25%

Noninterest-bearing liabilities
Other liabilities	57,773			49,364
Stockholders’ equity	39,052			37,699
Total liabilities and stockholders’ equity	$635,522			$590,132

Net interest income		$10,135			$8,641

Interest rate spread (1)			3.49%			3.19%
Net interest margin (2)			3.66%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.04%			109.66%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $721 and $638 for 2011 and 2010, respectively.
Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2011 and 2010, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2011 versus 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$539	$(235)	$304
Investment securities	814	(583)	231
Interest-bearing deposits with other banks	(5)	(6)	(11)

Total interest-earning assets	1,348	(824)	524

Interest-bearing liabilities:
Interest-bearing demand deposits	63	(83)	(20)
Money market deposits	83	(227)	(144)
Savings deposits	238	(363)	(125)
Certificates of deposit	(220)	(308)	(528)
Borrowings	(141)	(12)	(153)

Total interest-bearing liabilities	23	(993)	(970)

Net interest income	$1,325	$169	$1,494

LIQUIDITY
Management’s objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB and the adjustment of interest rates to obtain depositors. Management believes that it has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.
For the six months ended June 30, 2011, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.
INFLATION
Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with GAAP, which requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.
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
Compliance with the terms of the MOU is a high priority for the Company. In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal year ended December 31, 2010, and intends to continue to do so during 2011. Specific actions taken included the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $4.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary established late in the fourth quarter of 2009. In 2009 and 2010, the Company invested $1.75 million in EB in the form of capital infusions to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions. In April 2011 the Company invested an additional $500,000 in EB in the form of capital infusion in order to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions.
The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.
The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at June 30, 2011 and December 31, 2010:
FDIC Regulations

	Adequately	Well			December 31,
Capital Ratio	Capitalized	Capitalized		June 30, 2011	2010

Tier I Leverage Capital	4.00%	5.00	%(1)	9.38%	9.45%
Risk-Based Capital:
Tier I	4.00	6.00		13.43	13.26
Total	8.00	10.00		14.73	14.55

(1)	9 percent required by the MOU.
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

The following table sets forth the Company’s and its subsidiaries’ actual capital ratios at June 30, 2011:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	June 30,		June 30,		June 30,
	2011		2011		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$47,041	11.52%	$40,092	11.15%	$7,165	14.73%
For Capital Adequacy Purposes	32,659	8.00	28,754	8.00	3,892	8.00
To Be Well Capitalized	40,824	10.00	35,942	10.00	4,865	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$41,915	10.27%	$35,599	9.90%	$6,533	13.43%
For Capital Adequacy Purposes	16,330	4.00	14,377	4.00	1,946	4.00
To Be Well Capitalized	24,495	6.00	21,565	5.00	2,919	6.00

Tier I Capital
(to Average Assets)

Actual	$41,915	6.74%	$35,599	6.47%	$6,533	9.38%
For Capital Adequacy Purposes	24,888	4.00	22,001	4.00	2,785	4.00
To Be Well Capitalized	31,110	5.00	27,502	5.00	3,481	5.00
Both MBC and the Company are implementing plans to reduce substandard assets and to maintain regulatory capital at elevated levels. The goal of the elevated capital levels is to account for the ongoing economic stress in the markets in which the Company and its subsidiary banks operate and to account for the growth that has already occurred in substandard and other nonperforming assets. MBC has also hired additional staff to enhance the ongoing monitoring and management of the credit portfolio generally as well as nonperforming assets in particular. In addition, in January of 2011, the Company’s board established a goal to achieve by December 31, 2011, and to maintain indefinitely thereafter Tier I leverage capital of 7.25 percent and total risk-based capital of 12 percent, both at the level of the Company and at MBC. The parent company board also affirmed the goal of restraining growth at the level of the subsidiary banks to promote achievement of these elevated capital level targets. The Company’s Tier I leverage capital was 6.74 percent as of June 30, 2011, with total risk-based capital of 11.52 percent. MBC’s Tier I leverage capital was 6.47 percent as of June 30, 2011, with total risk-based capital of 11.52 percent. No assurance can be given at capital enhancement and capital maintenance measures taken already or that are being taken will enable the Company and MBC to achieve their 7.25 percent Tier I leverage capital ratio and 12 percent total risk-based capital ratio goals as of year-end 2011, along with EB’s minimum 9 percent Tier I leverage capital requirement. Additional measures to achieve the capital goals could potentially be necessary, such as a reduction of dividends, but the Company is optimistic that the Company, MBC, and EB will achieve their capital goals based on the capital enhancement and maintenance measures taken already and being taken in 2011.

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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2011 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2011 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	0.63%	2.95%

Portfolio equity — increase (decrease)	(15.30)%	(10.25)%

Item 4.	Controls and Procedures
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
Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2011

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

MIDDLEFIELD BANC CORP.
Date: August 11, 2011	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer