Form 10-Q
period 2011-09-30
MIDDLEFIELD BANC CORP
filed 2011-11-10
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Class: Common Stock, without par value
Outstanding at November 10, 2011: 1,754,856

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$21,269	$10,473
Federal funds sold	22,318	20,162

Cash and cash equivalents	43,587	30,635
Investment securities available for sale	204,455	201,772
Loans	388,558	372,498
Less allowance for loan losses	7,574	6,221

Net loans	380,984	366,277
Premises and equipment	8,042	8,179
Goodwill	4,559	4,559
Bank-owned life insurance	8,188	7,979
Accrued interest and other assets	10,864	12,796

TOTAL ASSETS	$660,679	$632,197

LIABILITIES
Deposits:
Noninterest-bearing demand	$60,806	$53,391
Interest-bearing demand	61,483	48,869
Money market	76,851	71,105
Savings	166,531	146,993
Time	221,567	244,893

Total deposits	587,238	565,251
Short-term borrowings	6,908	7,632
Other borrowings	17,955	19,321
Accrued interest and other liabilities	1,915	1,971

TOTAL LIABILITIES	614,016	594,175

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,944,386 and 1,780,553 shares issued	31,112	28,429
Retained earnings	17,335	15,840
Accumulated other comprehensive income	4,950	487
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)

TOTAL STOCKHOLDERS’ EQUITY	46,663	38,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$660,679	$632,197

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,555	$5,325	$16,255	$15,721
Interest-bearing deposits in other institutions	4	3	8	10
Federal funds sold	—	15	13	38
Investment securities:
Taxable interest	1,220	1,290	3,832	3,832
Tax-exempt interest	724	702	2,124	1,941
Dividends on stock	25	33	76	82

Total interest income	7,528	7,368	22,308	21,624

INTEREST EXPENSE
Deposits	1,836	2,391	5,877	7,249
Short term borrowings	59	66	177	186
Other borrowings	100	147	313	520
Trust preferred securities	139	148	412	412

Total interest expense	2,134	2,752	6,779	8,367

NET INTEREST INCOME	5,394	4,616	15,529	13,257

Provision for loan losses	920	1,226	2,485	2,355

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,474	3,390	13,044	10,902

NONINTEREST INCOME
Service charges on deposit accounts	455	473	1,299	1,321
Investment securities gains (losses), net	6	18	(16)	45
Earnings on bank-owned life insurance	70	72	209	204
Other income	155	132	487	419

Total noninterest income	686	695	1,979	1,989

NONINTEREST EXPENSE
Salaries and employee benefits	1,754	1,543	5,388	4,767
Occupancy expense	242	224	737	717
Equipment expense	175	156	488	558
Data processing costs	162	160	515	575
Ohio state franchise tax	126	134	351	404
Federal deposit insurance expense	176	197	673	589
Professional fees	181	110	577	490
Losses on other real estate owned	195	536	498	750
Other expense	895	682	2,676	2,278

Total noninterest expense	3,906	3,742	11,903	11,128

Income before income taxes	1,254	343	3,120	1,763
Income taxes (benefit)	175	(120)	319	(60)

NET INCOME	$1,079	$463	$2,801	$1,823

EARNINGS PER SHARE
Basic	$0.63	$0.29	$1.69	$1.16
Diluted	0.63	0.29	1.69	1.16

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78
See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except dividend per share amount)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Earnings	Income	Stock	Equity	Income

Balance, December 31, 2010	$28,429	$15,840	$487	$(6,734)	$38,022

Net income		2,801			2,801	$2,801
Other comprehensive income:
Unrealized gain on available for sale securities net of taxes of $2,299, net of reclassification adjustment			4,463		4,463	4,463

Comprehensive income						$7,264

Stock-based compensation expense (2,400 shares)	59				59
Common stock issuance (138,150 shares)	2,210				2,210
Dividend reinvestment and purchase plan (23,283 shares)	414				414
Cash dividends ($0.78 per share)		(1,306)			(1,306)

Balance, September 30, 2011	$31,112	$17,335	$4,950	$(6,734)	$46,663

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$2,801	$1,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,485	2,355
Investment securities (gains) losses, net	16	(45)
Depreciation and amortization	639	581
Amortization of premium and discount on investment securities	247	(93)
Amortization of deferred loan fees, net	(120)	(37)
Earnings on bank-owned life insurance	(209)	(204)
Deferred income taxes	(173)	(384)
Stock based compensation expense	59	—
Losses on other real estate owned	498	750
Increase in accrued interest receivable	(384)	(447)
Increase (decrease) in accrued interest payable	(73)	33
Decrease in prepaid federal deposit insurance	642	545
Other, net	(746)	(1,240)

Net cash provided by operating activities	5,682	3,637

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	56,940	31,882
Proceeds from sale of securities	24,305	5,829
Purchases	(77,429)	(89,919)
Increase in loans, net	(18,217)	(14,431)
Proceeds from the sale of other real estate owned	777	923
Purchase of premises and equipment	(321)	(292)

Net cash used for investing activities	(13,945)	(66,008)

FINANCING ACTIVITIES
Net increase in deposits	21,987	76,385
Increase (decrease) in short-term borrowings, net	(724)	962
Repayment of other borrowings	(1,366)	(3,830)
Common stock issuance	2,210	—
Proceeds from dividend reinvestment & purchase plan	414	396
Cash dividends	(1,306)	(1,225)

Net cash provided by financing activities	21,215	72,688

Increase in cash and cash equivalents	12,952	10,317

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,635	41,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,587	$51,470

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,852	$8,334
Income taxes	515	850

Non-cash investing transactions:
Transfers from loans to other real estate owned	$1,146	$1,525
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
Recent Accounting Pronouncements
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has provided the necessary disclosure in note 7 to the financial statements.
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
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
The Company has no unrecognized stock-based compensation costs outstanding as of September 30, 2011.
Stock option activity during the nine months ended September 30, 2011 and 2010 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2011	Price	2010	Price

Outstanding, January 1	89,077	$27.87	99,219	$26.85
Granted	—	—	—	—
Exercised	—	—	—	—
Exercisable	9,000	17.55	—	—
Forfeited	(7,549)	29.22	—	—

Outstanding, September 30	90,528	$24.99	99,219	$26.85

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	1,894,207	1,768,362	1,847,945	1,761,292

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,704,677	1,578,832	1,658,415	1,571,762

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	964

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,704,677	1,578,832	1,658,415	1,572,726

The average share price for the quarter-ended September 30, 2011 was $17.23 while the year-to-date price was $17.36. The options to purchase 90,528 shares of common stock at prices ranging from $17.55 to $40.24 were outstanding during the three and nine months ended September 30, 2011 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price.
NOTE 4 — COMPREHENSIVE INCOME
The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2011, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited).

The following shows the components and activity of comprehensive income during the periods ended September 30, 2011 and 2010 (net of the income tax effect):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollar amounts in thousands)	2011	2010	2011	2010

Unrealized holding gains arising during the period on securities held	$2,114	$1,926	$4,452	$4,019

Reclassification adjustment for (gains) losses included in net income income, net of income taxes	(4)	(12)	11	(30)

Net change in unrealized gains during the period	2,110	1,914	4,463	3,989
Unrealized holding gains, beginning of period	2,840	2,637	487	562

Unrealized holding gains, end of period	$4,950	$4,551	$4,950	$4,551

Net income	$1,079	$463	$2,801	$1,823
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	2,110	1,914	4,463	3,989

Comprehensive income	$3,189	$2,377	$7,264	$5,812

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

The following tables present the assets measured on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	$34,679	$—	$34,679
Obligations of states and political subdivisions	—	89,235	—	89,235
Mortgage-backed securities in government- sponsored entities		71,699		71,699
Private-label mortgage-backed securities	—	8,088	—	8,088

Total debt securities	—	203,701	—	203,701
Equity securities in financial institutions	9	745	—	754

Total	$9	$204,446	$—	$204,455

		December 31, 2010
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$—	32,603	—	32,603
Obligations of states and political subdivisions	—	76,880	—	76,880
Mortgage-backed securities in government- sponsored entities		74,043		74,043
Private-label mortgage-backed securities	—	17,326	—	17,326

Total debt securities	—	200,852	—	200,852
Equity securities in financial institutions	920	—	—	920

Total	$920	200,852	—	201,772

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of September 30, 2011 and December 31, 2010.
The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.
The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		September 30, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$—	9,491	$9,491
Other real estate owned	—	2,173	—	2,173

		December 31, 2010
	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$—	$—	$7,070	$7,070
Other real estate owned	—	2,302	—	2,302
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$43,587	$43,587	$30,635	$30,635
Investment securities Available for sale	204,455	204,455	201,772	201,772
Net loans	380,984	355,040	366,277	347,599
Bank-owned life insurance	8,188	8,188	7,979	7,979
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,643	2,643	2,259	2,259

Financial liabilities:
Deposits	$587,238	$593,820	$565,251	$570,471
Short-term borrowings	6,908	6,908	7,632	7,632
Other borrowings	17,955	19,696	19,321	19,801
Accrued interest payable	717	717	790	790
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

NOTE 6 — INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$34,229	$451	$(1)	$34,679
Obligations of states and political subdivisions:
Taxable	8,210	899	—	9,109
Tax-exempt	76,799	3,415	(88)	80,126
Mortgage-backed securities in government sponsored entities	69,107	2,592	—	71,699
Private-label mortgage-backed securities	7,703	450	(65)	8,088

Total debt securities	196,048	7,807	(154)	203,701
Equity securities in financial institutions	907	—	(153)	754

Total	$196,955	$7,807	$(307)	$204,455

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$33,332	$111	$(840)	$32,603
Obligations of states and political subdivisions:
Taxable	7,371	80	(34)	7,417
Tax-exempt	69,363	1,058	(958)	69,463
Mortgage-backed securities in government sponsored entities	73,390	2,270	(654)	74,043
Private-label mortgage-backed securities	16,636	55	(328)	17,326

Total debt securities	200,092	3,574	(2,814)	200,852
Equity securities in financial institutions	944	80	(104)	920

Total	$201,036	$3,654	$(2,918)	$201,772

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,120	$1,125
Due after one year through five years	5,138	5,412
Due after five years through ten years	16,861	17,832
Due after ten years	172,929	179,332

Total	$196,048	$203,701

Proceeds from sales of investment securities available for sale were $24.3 and $5.8 million during the nine months ended September 30, 2011 and September 30, 2010, respectively. Net losses realized were $16,000 for the nine months ended September 30, 2011 and net gains realized were $45,000 for the nine months ended September 30, 2010.

Proceeds from sales of investment securities available for sale were $14.2 million and $715,000 during the quarters ended September 30, 2011 and September 30, 2010, respectively. Net gains realized were $6,000 and $18,000 for the quarter ended September 30, 2011 and September 30, 2010, respectively.
Investment securities with an approximate carrying value of $55.8 and $51.7 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits and other purposes as required by law.
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$1,999	$(1)	$—	$—	$1,999	$(1)
Obligations of states and political subdivisions	4,642	(61)	719	(27)	5,361	(88)
Private-label mortgage-backed securities	1,634	(45)	446	(20)	2,080	(65)
Equity securities in financial institutions	174	(85)	580	(68)	754	(153)

Total	$8,449	$(192)	$1,745	$(115)	$10,194	$(307)

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$24,406	$(840)	$—	$—	$24,406	$(840)
Obligations of states and political subdivisions	35,846	(940)	439	(52)	36,285	(992)
Mortgage-backed securities in government sponsored entities	27,792	(654)	—	—	27,792	(654)
Private-label mortgage-backed securities	510	(11)	2,480	(317)	2,990	(328)
Equity securities in financial institutions	—	—	590	(104)	590	(104)

Total	$88,554	$(2,445)	$3,509	$(473)	$92,063	$(2,918)

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (OTTI) pursuant to FASB ASC Topic 320 “Investments — Debt and Equity Securities. A security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Company to assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FSP FAS 115-2 which was subsequently incorporated into FASB ASC Topic 320 “Investments — Debt and Equity Securities”, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the security, or (ii) the fair value was below the amortized cost of the security for a prolonged period of time and the Company did not have the positive intent and ability to hold the security until recovery or maturity.

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
Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 96% of the total available-for-sale portfolio as of September 30, 2011 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $8.1 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $450,000 and the gross unrealized loss position was $65,000 on September 30, 2011. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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

For the nine months ended September 30, 2011, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.
NOTE 7 — LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
Major classifications of net loans are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

Commercial and industrial	$58,903	$57,501
Real estate — construction	21,619	15,845
Real estate — mortgage:
Residential	209,449	209,863
Commercial	93,827	84,304
Consumer installment	4,760	4,985

	388,558	372,498
Less allowance for loan losses	(7,574)	(6,221)

Net loans	$380,984	$366,277

The Company’s primary business activity is with customers located within its local trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The company also serves the central Ohio market with offices in Dublin and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio at September 30, 2011 and 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following tables summarize the primary segments of the loan portfolio as of September 30, 2011 and December 31, 2010 (in thousands):

	Commercial	Real estate-	Real Estate- Mortgage		Consumer
September 30, 2011	and industrial	construction	Residential	Commercial	installment	Total

Total loans	$58,903	$21,619	$209,449	$93,827	$4,760	$388,558

Individually evaluated for impairment	$4,109	$873	$6,603	$5,722	$—	$17,307
Collectively evaluated for impairment	54,794	20,746	202,846	88,105	4,760	371,251

	Commercial	Real estate-	Real estate- Mortgage		Consumer
December 31, 2010	and industrial	construction	Residential	Commercial	installment	Total

Total loans	$57,501	$15,845	$209,863	$84,304	$4,985	$372,498

Individually evaluated for impairment	$5,477	$1,299	$4,329	$6,266	$17	$17,388
Collectively evaluated for impairment	52,024	14,546	205,534	78,038	4,968	355,110
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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011 and 2010 (in thousands):

			Impaired Loans
			with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
September 30, 2011
Commercial and industrial	$526	$184	$1,726	$2,252	$2,253
Real estate — construction	276	125	367	643	643
Real estate — mortgage:
Residential	—	—	1,423	1,423	1,427
Commercial	2,858	627	3,177	6,035	6,054
Consumer installment	—	—	50	50	50

Total impaired loans	$3,660	$936	$6,743	$10,403	$10,427

December 31, 2010
Commercial and industrial	$655	$203	$1,874	$2,529	$2,540
Real estate — construction	—	—	618	618	614
Real estate — mortgage:
Residential	594	221	—	594	594
Commercial	1,879	188	1,441	3,320	3,314
Consumer installment	—	—	—	—	—

Total impaired loans	$3,128	$612	$3,933	$7,681	$7,062

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
September 30, 2011

Commercial and industrial	$53,593	$880	$4,357	$73	$58,903
Real estate — construction	20,950	—	669	—	21,619
Real estate — mortgage:
Residential	192,366	1,413	15,670	—	209,449
Commercial	86,626	452	6,749	—	93,827
Consumer installment	4,735	7	18	—	4,760

Total	$358,270	$2,752	$27,463	$73	$388,558

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2010

Commercial and industrial	$52,008	$903	$4,366	$224	$57,501
Real estate — construction	14,481	—	1,364	—	15,845
Real estate — mortgage:
Residential	192,823	1,601	15,439	—	209,863
Commercial	76,979	353	6,972	—	84,304
Consumer installment	4,937	11	37	—	4,985

Total	$341,228	$2,868	$28,178	$224	$372,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
September 30, 2011

Commercial and industrial	$56,521	$321	$19	$—	$340	$2,042	$58,903
Real estate — construction	21,226	—	—	—	—	393	21,619
Real estate — mortgage:							—
Residential	192,684	3,739	1,562	583	5,884	10,881	209,449
Commercial	89,468	91	57	—	148	4,211	93,827
Consumer installment	4,659	101	—	—	101	—	4,760

Total	$364,558	$4,252	$1,638	$583	$6,473	$17,527	$388,558

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
December 31, 2010

Commercial and industrial	$53,712	$473	$776	$—	$1,249	$2,540	$57,501
Real estate — construction	15,197	—	—	—	—	648	15,845
Real estate — mortgage:
Residential	193,647	2,950	1,580	—	4,530	11,686	209,863
Commercial	78,361	1,607	824	—	2,431	3,513	84,304
Consumer installment	4,841	120	12	—	132	12	4,985

Total	$345,757	$5,150	$3,192	$—	$8,342	$18,399	$372,498

An allowance for loan losses (“ALLL”) is maintained to absorb losses from the loan portfolio. The ALLL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.
The Company’s methodology for determining the ALLL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Company’s ALLL.
Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.
The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALLL analysis. Management tracks the historical net charge-off activity at the purpose code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer and Commercial pools currently utilize a rolling 8 quarters.
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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL.
The following table summarizes the primary segments of the loan portfolio as of September 30, 2011 (in thousands):

			Real estate-	Real estate-
	Commercial	Real estate-	residential	commercial	Consumer
	and industrial	construction	mortgage	mortgage	installment	Total
ALL balance at December 31, 2010	962	$188	$3,434	$1,543	94	$6,221
Charge-offs	(503)	(6)	(461)	(266)	(11)	(1,247)
Recoveries	75	—	18	—	22	115
Provision	384	75	1,372	616	38	2,485

ALL balance at September 30, 2011	$918	$257	$4,363	$1,893	143	$7,574

The following table summarizes the troubled debt restructurings as of September 30, 2011 (in thousands):
Modifications
As of September 30, 2011

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
Troubled Debt Restructurings	Contracts	Recorded Investment	Recorded Investment
Commercial and industrial	7	668	668
Real estate- construction	—	—	—
Real estate- mortgage:
Residential	8	1,230	1,230
Commercial	3	2,025	2,025
Consumer Installment	3	43	43

Troubled Debt Restructurings	Number of
subsequently defaulted	Contracts	Recorded Investment
Commercial and industrial	1	15
Real estate- construction	—	—
Real estate- mortgage:
Residential	1	98

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.
CHANGES IN FINANCIAL CONDITION
General. The Company’s total assets ended the September 30, 2011 quarter at $660.7 million, an increase of $28.5 million or 4.5% from December 31, 2010. Investment securities available for sale increased $2.7 million and net loans increased $14.7 million. Total liabilities increased by $19.8 million or 3.3% and stockholders’ equity increased $8.6 million or 22.7%. The increase in total liabilities was the result of deposit growth of $22.0 million or 3.9%. The increase in stockholders’ equity was largely the result of an increase in accumulated other comprehensive income of $4.5 million. Retained earnings and common stock also increased by $1.5 million, and $2.7 million, respectively.
Cash on hand and due from banks. Cash on hand and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $13.0 million or 42.3% to $43.6 million at September 30, 2011 from $30.6 million at December 31, 2010. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.
Investment securities. Investment securities available for sale ended the September 30, 2011 quarter at $204.5 million, an increase of $2.7 million or 1.3% from $201.8 million at December 31, 2010. The Company experienced repayments and maturities of $56.9 million and sales of securities totaling $24.3 million during the nine months ended September 30, 2011. Offsetting sales, calls, repayments, and maturities, the Company recorded purchases of available for sale securities of $77.4 million, consisting of purchases of mortgage-backed securities, municipal and U. S. government bonds. In addition, the securities portfolio increased approximately $6.8 million due to an increase in the fair value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.
Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $14.7 million or 4.0% to $381.0 million as of September 30, 2011 from $366.3 million at December 31, 2010. Included in this amount was an increase in the commercial real estate mortgage segment of $9.5 million or 11.3% as well as the real estate construction loan portfolio of $5.8 million or 36.4% during the nine months ended September 30, 2011. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.
Allowance for Loan Losses and Asset Quality. In the three quarters of 2011, the combination of sustained weakness in commercial real estate values and a recessionary economy continued to have an adverse impact on the financial condition of commercial borrowers. These factors resulted in the Company downgrading loan quality ratings of several commercial loans. The distressed commercial real estate market also caused certain existing impaired commercial real estate loans to become under-collateralized, resulting in the loans being charged down to the estimated net realizable value of the underlying collateral.

The Company increased the allowance for loan losses to $7.6 million, or 1.9% of total loans, at September 30, 2011, compared to $6.2 million, or 1.7%, at December 31, 2010. The increase in the allowance for loan losses was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans as discussed above, coupled with the impact of charge-offs remaining at an elevated level. For the quarter-ended September 30, 2011 net loan charge-offs totaled $373,000, or 0.1% of average loans, compared to $1.1 million, or 0.3%, for the third quarter of 2010. Year-to-date net loan charge-offs totaled $1.1 million, or .30%, of average loans, compared to $1.3 million, or .37% for the same period in the prior year. To maintain the adequacy of the allowance for loan losses, the Company recorded a third quarter provision for loan losses of $920,000, versus $1.2 million for the third quarter of 2010.
Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at September 30, 2011. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.
Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDR), loans 90 days or more past due, assets purchased by EMORECO from Emerald Bank, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectability of principal.
TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 39 TDRs with a total balance of $6.4 million as of September 30, 2011 compared to 13 TDRs totaling $1.6 million as of December 31, 2010. Non-performing loans amounted to $22.7 million or 5.9% of total loans and $20.0 million or 5.4% of total loans at September 30, 2011 and December 31, 2010, respectively. Non-performing loans secured by real estate totaled $21.3 million as of September 30, 2011, up $5.1 million from $16.2 million at December 31, 2010. The depressed state of the economy and heightened unemployment have contributed to this level, as well as the decline in the housing market across our geographic footprint that continue to suppress home prices and maintain elevated inventories of houses for sale. Real estate owned is written down to fair value at its initial recording and continually monitored.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.
Asset Quality History
(Dollar amounts in thousands)

(Dollar amounts in thousands)	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010

Nonperforming loans	$22,725	$22,469	$22,014	$19,986	$20,983
Real estate owned	2,173	2,145	2,248	2,302	2,016

Nonperforming assets	24,898	24,614	24,262	22,288	22,999

Allowance for loan losses	7,574	7,027	6,685	6,221	5,971

Ratios
Nonperforming loans to total loans	5.85%	5.83%	5.85%	5.37%	5.75%
Nonperforming assets to total assets	3.77%	3.85%	3.82%	3.53%	3.61%
Allowance for loan losses to total loans	1.95%	1.82%	1.78%	1.67%	1.63%
Allowance for loan losses to nonperforming loans	33.33%	31.27%	30.37%	31.13%	28.46%
A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2011, 93.7% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds equaling 95.9% of the Company’s total funding sources at September 30, 2011. Total deposits increased $22.0 million or 3.9% to $587.2 million at September 30, 2011 from $565.3 million at December 31, 2010, due to the perceived safety of these accounts. The increase in deposits is primarily related to the growth of interest-bearing demand, non-interest bearing demand, and savings accounts of $12.6 million or 25.8%, $7.4 million or 13.9% and $19.5 million or 13.3%, respectively, at September 30, 2011. These increases were largely offset by a decline in certificates of deposit accounts of $23.3 million or 9.5%, during the nine months ended September 30, 2011. This decline is the result of a migration of customers from maturing to non-maturing deposits.
Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include Federal Home Loan Bank of Cincinnati (FHLB) advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $724,000 or 9.5% to $6.9 million as of September 30, 2011. Other borrowings, representing advances from the FHLB, declined $1.4 million or 7.1% as of September 30, 2011. The decline in FHLB advances was the result of scheduled principal payments.
Stockholders’ equity. Stockholders’ equity increased $8.6 million or 22.7% to $46.7 million at September 30, 2011 from $38.0 million at December 31, 2010. This increase was the result of increases in accumulated other comprehensive income, common stock, and retained earnings of $4.5 million, $2.7 million, and $1.5 million, respectively. The increase in accumulated other comprehensive income is due to increases in the fair value of the Company’s securities available for sale portfolio of $6.8 million since December 31, 2010. The increase in common stock was the result of issuing 138,150 shares through private placement of the Company’s stock at a price of $16.00 per share along with 23,283 shares issued within the Company’s dividend reinvestment plan at an average price of $17.78 since December 31, 2010.
RESULTS OF OPERATIONS
General. Net income for the third quarter of 2011 totaled $1.1 million, a $616,000 or 133.0% increase from the $463,000 earned during the third quarter of 2010. Net income for the nine months ended September 30, 2011, was $2.8 million, a $978,000, or 53.6% increase from the $1.8 million earned during the same period in 2010. Diluted earnings per share for the third quarter of 2011 was $.63 compared to $.29 in 2010. Diluted earnings per share for the nine months ended September 30, 2011 was $1.69 compared to $1.16 for the same period in 2010.
The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2011 were 0.66% and 11.11%, respectively, compared with 0.29% and 4.54% for the third quarter of 2010. For the first nine months of 2011, the Company’s annualized ROA was 0.59% compared to 0.41% in 2010, while the ROE was 9.82% compared to 6.31% for the same period of 2010.
The Company’s earnings for the three and nine months ended were positively impacted by a decrease in deposit and other borrowings interest expense. This was partially offset by increases in non-interest expense.
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
Net interest income totaled $5.4 million for the third quarter of 2011, an increase of 16.9% from the $4.6 million reported for the comparable period of 2010. The net interest margin of 3.75% for the third quarter of 2011 showed improvement over the 3.39% reported for the same quarter of 2010. The increase in the net interest margin is primarily attributable to the reduced cost of interest-bearing liabilities by $618,000 compared to the same period in 2010.
Net interest income increased $2.3 million, or 17.1%, to $15.5 million, for the nine months ended September 30, 2011 compared to the same period in the prior year. The net interest margin of 3.69% for the nine months ended September 30, 2011, showed improvement over the 3.39% reported for the same period of 2010. The increase in the net interest margin is primarily attributable to the reduced cost of interest- bearing liabilities by $1.6 million compared to the same period in 2010.
Interest income. Interest income increased $160,000, or 2.2%, for the three months ended September 30, 2011, compared to the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable of $230,000 for the quarter.
Interest income increased $684,000, or 3.2%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable of $534,000 along with a $183,000 increase in interest earned on tax-exempt investment securities for the quarter.

The interest earned on loans receivable increase of $230,000, or 4.3%, for the three months ended September 30, 2011, compared to the same period in the prior year, is attributable to a $22.6 million or a 6.2% increase in the average balance of loans receivable from September 30, 2010. This increase was partially offset by a decline in the yield on the total loan portfolio of 10 basis points to 5.70% for the three months ended September 30, 2011 from 5.80% for the same period in the prior year.
Interest earned on loans receivable increased $534,000, or 3.4%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This increase was attributable to a $19.9 million or 5.5% increase in the average balance of loans receivable from September 30, 2010. This increase was partially offset by a decline in the yield on the total loan portfolio of 12 basis points to 5.71% for the nine months ended September 30, 2011 from 5.83% for the same period in the prior year.
Interest earned on securities decreased $48,000, or 2.4%, for the three months ended September 30, 2011, compared to the same period in the prior year. This was primarily the result of a decrease in yield of 45 basis points to 4.65% on September 30, 2011 from 5.10% same period in the prior year. The decrease in yield was partially offset by an increase in the average balance of investments of $14.5 million or 7.9% to $197.7 million on September 30, 2011 from $183.2 million during the same period of the prior year.
Interest earned on securities increased $183,000, or 9.4%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $24.7 million, or 14.6%, to $194.3 million at September 30, 2011 from $169.5 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield. The total investment securities portfolio yield of 4.85% for the nine months ended September 30, 2011 decreased by 49 basis points from 5.34% for the same period in the prior year.
Interest expense. Interest expense decreased $618,000, or 22.5%, for the three months ended September 30, 2011, compared to the same period in the prior year. This decline in interest expense can be attributed to decreases in interest incurred on deposits and other borrowings of $555,000 and $47,000, respectively. This reduction in interest cost was mainly due to the 52 basis point decline in the rate paid on interest-bearing liabilities when comparing the two quarters.
Interest expense decreased $1.6 million, or 19.0%, for the nine months ended September 30, 2011, compared to the same period in the prior year. The decline in interest expense can be attributed to decreases in interest incurred on deposits and other borrowings of $1.3 million and $207,000, respectively. This reduction in interest cost was mainly due to the decline of 51 basis points in the rate paid on interest-bearing liabilities when comparing the two quarters.
Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, decreased $555,000, or 23.2%, for the three months ended September 30, 2011, compared to the same period in the prior year. Interest expense was positively affected by a reduction in the cost of deposits to 1.41% from 1.91% for the quarters ended September 30, 2011 and 2010, respectively. The reduced cost was partially offset by the average balance of interest-bearing deposits which increased by $22.9 million or 4.63%, to $518.4 million for the three months ended September 30, 2011, compared to $495.5 million for the same period in the prior year. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to keep its total interest expense costs down.
Interest incurred on deposits declined $1.4 million or 18.9%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits of 49 basis points for the nine months ended September 30, 2011 to 1.53% from 2.02% for the same period in the prior year. The improvement in interest cost was partially offset by an increase in the average balance of interest-bearing deposits of $35.3 million, or 7.4%, to $514.4 million for the nine months ended September 30, 2011, compared to $479.1 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to minimize total interest expense.
Interest incurred on borrowings declined by $64,000, for the three months ended September 30, 2011, compared with the same period in the prior year. The change was driven by a reduction of $47,000 in interest paid on FHLB advances when compared to September 30, 2010.
Interest incurred on borrowings declined by $217,000, for the nine months ended September 30, 2011, compared with the same period in the prior year. The change was driven by reduction of $207,000 in interest paid on FHLB advances when compared to September 30, 2010.
Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $920,000 was recorded for the quarter ended September 30, 2011 compared to $1.2 million for the quarter ended September 30, 2010. The year-to-date provision for loan losses increased $130,000 or 5.5% compared to the same period in 2010. The provision for loan losses was lower for the current quarter due to decreases in net charge-offs. Nonperforming loans were $22.8 million, or 5.9% of total loans at September 30, 2011 compared with $21.0 million, or 5.8% at September 30, 2010. Net charge-offs were $373,000 for the quarter ended September 30, 2011 compared with $1.1 million for the quarter ended September 30, 2010. Total loans were $388.6 million at September 30, 2011 compared with $365.2 million at September 30, 2010.

Non-interest income. Non-interest income decreased $9,000, or 1.3%, and $10,000, or .5%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010. This decrease was the result of diminished revenue from investment security gains and service charges on deposit accounts.
Non-interest expense. Non-interest expense of $3.9 million for the third quarter of 2011 was 4.4%, or $164,000, higher than the third quarter of 2010.
Non-interest expense of $11.9 million for the nine months ended September 30, 2011 was 7.0%, or $775,000, higher than the same period in 2010. The increase in salaries and employee benefits of $621,000 is primarily attributable to the sustained growth of the Company and a 33.8% increase in employee health insurance premiums from the same period in 2010. FDIC premiums increased by $84,000 over the same period last year due to deposit growth. The loss on the sale of other real estate owned is $498,000 compared to $750,000 in the comparable 2010 period. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $456,000 in other real estate owned-related losses as of September 30, 2011, and $693,000 for the same period in 2010.
Provision for income taxes. The Company recognized $319,000 in income tax expense, which reflected an effective tax rate of 10.2% for the nine months ended September 30, 2011, as compared to a $60,000 benefit for the comparable 2010 period. The increase in the tax provision can be attributed to an increase in income before taxes of $1.4 million or 77.0% when compared to the same period in the prior year.
CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2011, have remained unchanged from December 31, 2010.

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

	For the Three Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$386,788	$5,555	5.70%	$364,216	$5,325	5.80%
Investment securities (3)	197,654	1,944	4.65%	183,191	1,992	5.10%
Interest-bearing deposits with other banks	25,284	29	0.46%	35,461	51	0.57%

Total interest-earning assets	609,726	7,528	5.14%	582,868	7,368	5.26%

Noninterest-earning assets	36,781			40,421

Total assets	$646,507			$623,289

Interest-bearing liabilities:
Interest — bearing demand deposits	$60,197	90	0.59%	$43,613	108	0.98%
Money market deposits	75,734	151	0.79%	68,688	236	1.36%
Savings deposits	163,178	298	0.72%	136,499	426	1.24%
Certificates of deposit	219,262	1,298	2.35%	246,659	1,621	2.61%
Borrowings	25,379	297	4.64%	30,776	361	4.65%

Total interest-bearing liabilities	543,750	2,134	1.56%	526,235	2,752	2.08%

Noninterest-bearing liabilities
Other liabilities	61,066			56,597
Stockholders’ equity	41,691			40,457

Total liabilities and stockholders’ equity	$646,507			$623,289

Net interest income		$5,394			$4,616

Interest rate spread (1)			3.58%			3.19%
Net yield on interest-earning assets (2)			3.75%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.13%			110.76%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities were $373 and $361 for 2011 and 2010, respectively.

Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three month periods ended September 30, 2011 and 2010, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflect the changes in interest income on a fully tax-equivalent basis.

	2011 versus 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$330	$(100)	$230
Investment securities	186	(234)	(48)
Interest-bearing deposits with other banks	(15)	(7)	(22)

Total interest-earning assets	501	(341)	160

Interest-bearing liabilities:
Interest — bearing demand deposits	41	(59)	(18)
Money market deposits	24	(109)	(85)
Savings deposits	83	(211)	(128)
Certificates of deposit	(180)	(143)	(323)
Borrowings	(63)	(1)	(64)

Total interest-bearing liabilities	(95)	(523)	(618)

Net interest income	$596	$182	$778

	For the Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$380,668	$16,255	5.71%	$360,751	$15,721	5.83%
Investment securities (3)	194,250	5,956	4.85%	169,536	5,773	5.34%
Interest-bearing deposits with other banks	27,122	97	0.48%	31,906	130	0.54%

Total interest-earning assets	602,040	22,308	5.20%	562,193	21,624	5.38%

Noninterest-earning assets	33,524			39,112

Total assets	$635,564			$601,305

Interest-bearing liabilities:
Interest — bearing demand deposits	$55,314	265	0.64%	$41,202	303	0.98%
Money market deposits	73,963	515	0.93%	64,762	744	1.54%
Savings deposits	157,538	995	0.84%	125,524	1,248	1.33%
Certificates of deposit	227,613	4,103	2.41%	247,637	4,954	2.67%
Borrowings	25,953	901	4.64%	31,750	1,118	4.71%

Total interest-bearing liabilities	540,381	6,779	1.68%	510,875	8,367	2.19%

Noninterest-bearing liabilities
Other liabilities	55,672			51,801
Stockholders’ equity	39,511			38,629

Total liabilities and stockholders’ equity	$635,564			$601,305

Net interest income		$15,529			$13,257

Interest rate spread (1)			3.52%			3.19%
Net interest margin (2)			3.69%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.41%			110.05%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $1,094 and $1,000 for 2011 and 2010, respectively.

Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the nine month periods ended September 30, 2011 and 2010, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2011 versus 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$868	$(334)	$534
Investment securities	987	(804)	183
Interest-bearing deposits with other banks	(19)	(14)	(33)

Total interest-earning assets	1,836	(1,152)	684

Interest-bearing liabilities:
Interest — bearing demand deposits	104	(142)	(38)
Money market deposits	106	(335)	(229)
Savings deposits	318	(571)	(253)
Certificates of deposit	(401)	(450)	(851)
Borrowings	(204)	(13)	(217)

Total interest-bearing liabilities	(77)	(1,511)	(1,588)

Net interest income	$1,913	$359	$2,272

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
For the nine months ended September 30, 2011, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statements of Cash Flows.
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
The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at September 30, 2011 and December 31, 2010:
FDIC Regulations

	Adequately	Well
Capital Ratio	Capitalized	Capitalized		September 30, 2011	December 31, 2010

Tier I Leverage Capital	4.00%	5.00	%(1)	8.91%	9.45%
Risk-Based Capital:
Tier I	4.00	6.00		11.53	13.26
Total	8.00	10.00		12.78	14.55

(1)	9 percent required by the MOU.
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

The following table sets forth the Company’s and its subsidiaries’ actual capital ratios at September 30, 2011:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	September 30,		September 30,		September 30,
	2011		2011		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)

Total Capital
(to Risk-weighted Assets)

Actual	$48,683	12.09%	$41,006	11.67%	$6,654	12.78%
For Capital Adequacy Purposes	32,205	8.00	28,106	8.00	4,165	8.00
To Be Well Capitalized	40,257	10.00	35,132	10.00	5,207	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$43,619	10.84%	$36,614	10.42%	$6,003	11.53%
For Capital Adequacy Purposes	16,103	4.00	14,053	4.00	2,083	4.00
To Be Well Capitalized	24,154	6.00	21,079	5.00	3,124	6.00

Tier I Capital
(to Average Assets)

Actual	$43,619	7.02%	$36,614	6.61%	$6,003	8.91%
For Capital Adequacy Purposes	24,869	4.00	22,152	4.00	2,696	4.00
To Be Well Capitalized	31,086	5.00	27,690	5.00	3,371	5.00
Both MB and the Company are implementing plans to reduce substandard assets and to maintain regulatory capital at elevated levels. The goal of the elevated capital levels is to account for the ongoing economic stress in the markets in which the Company and its subsidiary banks operate and to account for the growth that has already occurred in substandard and other nonperforming assets. MB has also hired additional staff to enhance the ongoing monitoring and management of the credit portfolio generally as well as nonperforming assets in particular. In addition, in January of 2011, the Company’s board established a goal to achieve by December 31, 2011, and to maintain indefinitely thereafter Tier I leverage capital of 7.25 percent and total risk-based capital of 12 percent, both at the level of the Company and at MB. The parent company board also affirmed the goal of restraining growth at the level of the subsidiary banks to promote achievement of these elevated capital level targets. The Company’s Tier I leverage capital was 6.74 percent as of September 30, 2011, with total risk-based capital of 12.09 percent. MB’s Tier I leverage capital was 6.61 percent as of September 30, 2011, with total risk-based capital of 11.67 percent. No assurance can be given at capital enhancement and capital maintenance measures taken already or that are being taken will enable the Company and MB to achieve their 7.25 percent Tier I leverage capital ratio and 12 percent total risk-based capital ratio goals as of year-end 2011, along with EB’s minimum 9 percent Tier I leverage capital requirement. Additional measures to achieve the capital goals could potentially be necessary, such as a reduction of dividends, but the Company is optimistic that the Company, MB, and EB will achieve their capital goals based on the capital enhancement and maintenance measures taken already and being taken in 2011.

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
The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2011 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2011 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income — increase (decrease)	3.36%	1.39%

Portfolio equity — increase (decrease)	(13.41)%	(17.81)%

Item 4.	Controls and Procedures
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

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2011

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

MIDDLEFIELD BANC CORP.
Date: November 10, 2011	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer