Form 10-K
period 2011-12-31
MIDDLEFIELD BANC CORP
filed 2012-03-20
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended: December 31, 2011

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

common stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value on June 30, 2011 of common stock held by non-affiliates of the registrant was approximately $28.9 million. As of March 20, 2012, there were 1,771,687 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statements for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference into Part I and Part II of this report.

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

EMORECO. EMORECO was incorporated in Ohio as a de novo asset resolution company on November 2, 2009. The Company is the sole stockholder. On October 23, 2009 the Company received from the Federal Reserve Bank of Cleveland approval to establish an asset resolution subsidiary. Organized as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and ultimately dispose of nonperforming loans and real estate acquired by subsidiary banks as the result of borrower default on real-estate-secured loans. At December 31, 2011, EMORECO’s assets consist of 17 nonperforming loans and six OREO properties. EMORECO has paid approximately $5.6 million to Emerald Bank for the nonperforming loans and other real estate, using funds contributed by the Company, which were borrowed under lines of credit of the Company. According to Federal law governing bank holding companies the real estate must be disposed of within two years after the properties were originally acquired by EB, which occurred in May and June of 2008, although limited extensions may be granted by the Federal Reserve Bank. Federal law governing bank holding companies also provides that a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

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

Although Ohio Bank law imposes no material restrictions on the kinds of loans the Company may make, real estate-based lending has historically been the Banks’ primary focus. For prudential reasons, the Banks avoid lending on the security of real estate located in regions in which the Bank is not familiar, and as a consequence almost all of the MBC’s real-estate secured loans are secured by real property in northeastern Ohio. EB’s lending is also predominantly real-estate secured lending. EB’s lending currently is concentrated in its Central Ohio market area, although previously EB had extended a number of real-estate secured loans in the southwestern Ohio market. Ohio Bank law does restrict the amount of loans an Ohio-chartered bank such as the Banks may make, however, providing generally that loans and extensions of credit to any one borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on the Banks’ lending. The Banks can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. MBC’s and EB’s internal policy is to maintain its credit exposure to any one borrower at less than $3.0 million and $1.2 million respectively, which is comfortably within the range of the Banks’ legal lending limit. As of December 31, 2011, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $7.3 million and EB’s 15%-of-capital limit on loans to a single borrower was approximately $2.0 million.

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

The following table shows on a consolidated basis the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2011, 2010, 2009, 2008 and 2007, along with a reconciliation to loans receivable, net.

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Type of loan:
Commercial and industrial	$59,185	14.73	$57,501	15.44	$56,969	16.11	$66,524	20.69	$67,010	21.65
Real estate construction	21,545	5.36	15,845	4.25	7,837	2.22	7,965	2.48	6,704	2.17
Mortgage:
Residential	208,139	51.79	209,863	56.34	205,074	58.00	199,354	61.99	193,514	62.53
Commercial	108,502	27.00	84,304	22.63	78,763	22.27	42,789	13.31	36,818	11.90
Consumer installment	4,509	1.12	4,985	1.34	4,954	1.40	4,943	1.53	5,400	1.75

Total loans	401,880	100.00%	372,498	100.00%	353,597	100.00%	321,575	100.00%	309,446	100.00%

Less:
Allowance for loan losses	6,819		6,221		4,937		3,557		3,299

Net loans	$395,061		$366,277		$348,660		$318,018		$306,147

The following table presents on an consolidated basis maturity information for the loan portfolio at December 31, 2011. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2011
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$12,571	$5,796	$1,933	$3,556	$1,252	$25,108
After one year through five years	17,272	1,809	16,524	6,395	2,755	44,755
After five years	29,342	13,940	189,682	98,551	502	332,017

Total amount due	$59,185	$21,545	$208,139	$108,502	$4,509	$401,880

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2011 that has pre-determined interest rates and the dollar amount of all loans due after December 31, 2011 that has floating or adjustable rates.

(Dollars in thousands)	Fixed Rate	Adjustable Rate	Total
Commercial and industrial	$26,135	$33,050	$59,185
Real estate construction	3,540	18,005	21,545
Mortgage:
Residential	21,794	186,345	208,139
Commercial	9,198	99,304	108,502
Consumer installment	4,387	122	4,509

	$65,054	$336,826	$401,880

Residential Mortgage Loans. A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. Residential mortgage loans approximated $208.1 million or 51.8% of the Company’s total loan portfolio at December 31, 2011.

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

Before 1996, nearly all residential mortgage loans originated by MBC were written on a balloon-note basis. During 1996, the Company began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, MBC began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 89.5% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2011 was adjustable rate. The Company’s mortgage loans are ordinarily retained in the loan portfolio. The Company’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.

The Company’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.

At December 31, 2011, residential mortgage loans of approximately $10.9 million were over 90 days delinquent or non-accruing on that date, representing 5.2% of the residential mortgage loan portfolio.

Commercial and Industrial Loans and Commercial Real Estate Loans. The Company’s commercial loan services include —

•	accounts receivable, inventory	•	short-term notes

	and working capital loans	•	selected guaranteed or subsidized loan programs

•	renewable operating lines of credit		for small businesses

•	loans to finance capital equipment	•	loans to professionals

•	term business loans	•	commercial real estate loans

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

At December 31, 2011, commercial and commercial real estate loans totaled $167.7 million, or 41.7% of the Company’s total loan portfolio. At December 31, 2011, commercial and commercial real estate loans of approximately $5.5 million were over 90 days delinquent or non-accruing on that date, and represented 3.4% of the commercial and commercial real estate loan portfolios.

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

At December 31, 2011, real estate construction loans totaled $21.6 million, or 5.4% of the Company’s total loan portfolio. Real estate construction loans of approximately $663,000 were over 90 days delinquent or non-accruing on that date, representing 3.2% of the real estate construction loan portfolio.

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

At December 31, 2011, the Company had approximately $4.5 million in its consumer installment loan portfolio, representing 1.1% of total loans. At December 31, 2011, no consumer installment loans were over 90 days delinquent or non-accruing.

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

The Company has experienced a decrease in substandard loans. While it appears as though economic conditions within our defined market area have stabilized and may be improving, it is not yet evident that the improvement will be sustained. While the housing market appears to have stabilized, there is no evidence of a recovery to date. In addition, appraisal values are still below expectations. Loans secured by residential real estate and commercial real estate account for $14.5 million and $7.5 million of the substandard loans respectively. These amounts represent 81.4% of the Company’s substandard loans.

As of December 31, 2011, 2010, 2009, 2008, and 2007 consolidated classified assets were as follows:

	Classified Assets at December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
Classified loans:
Special mention	$2,653	0.66%	$2,868	0.77%	$4,322	1.22%	$5,134	1.60%	$5,302	1.71%
Substandard	27,061	6.73%	28,178	7.56%	18,928	5.35%	5,350	1.66%	1,029	0.33%
Doubtful	73	0.02%	224	0.06%	277	0.08%	420	0.13%	835	0.27%
Loss	—	—	—	—	—	—	—	—	—	—

Total amount	$29,787	7.41%	$31,270	8.39%	$23,527	6.65%	$10,904	3.39%	$7,166	2.31%

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

The following table sets forth on a consolidated basis the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2011		2010		2009
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Available for Sale:
U.S. Government agency securities	$31,520	$31,933	$33,332	$32,603	$18,657	$18,330
Obligations of states and political subdivisions:
Taxable	8,207	8,973	7,371	7,417	3,451	3,375
Tax-exempt	75,807	79,427	69,363	69,463	52,752	53,346
Mortgage-backed securities in government sponsored entities	63,808	65,573	73,390	74,043	39,387	40,369
Private-label mortgage-backed securities	7,005	7,321	16,636	17,326	20,668	20,372
Equity securities in financial institutions	750	750	944	920	944	919

Total Investment Securities	$187,097	$193,977	$201,036	$201,772	$135,859	$136,711

The contractual maturity of investment debt securities at December 31, 2011 is shown below.

	December 31, 2011
	One year or less		More than one to five		More than five to ten		More than ten years		Total investment securities
(Dollars in thousands)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
U.S. Government agency securities	$—	—%	$—	—%	$2,000	2.42%	$29,520	2.05%	$31,520	2.07%	$31,933
Obligations of states and political subdivisions:
Taxable	—	—	—	—	820	5.00	7,387	5.49	8,207	5.44	8,973
Tax-exempt **	1,964	5.78	4,671	5.70	13,025	5.95	56,147	5.82	75,807	5.83	79,427
Mortgage-backed securities in government sponsored entities	120	5.46	131	4.13	409	4.94	63,148	3.26	63,808	3.27	65,573
Private-label mortgage-backed securities	—	—	—	—	833	5.57	6,172	5.06	7,005	5.12	7,321

Total	$2,084	5.76%	$4,802	5.66%	$17,087	5.45%	$162,374	4.09%	$186,347	4.28%	$193,227

** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax equivalent basis.

As of December 31, 2011, the Company also held 18,872 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2011 was $1,887,200.

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

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2011, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total
Within three months	$5,940	6.84%
Beyond three but within six months	5,622	6.48
Beyond six but within twelve months	9,073	10.45
Beyond one year	66,158	76.23

Total	$86,793	100.00%

Borrowings. Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Company can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2011, MBC had $8.6 million of FHLB borrowings outstanding. The Company also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2011	2010	2009
Balance at year-end	$7,392	$7,632	$6,800
Average balance outstanding	7,276	7,320	2,281
Maximum month-end balance	7,552	8,178	7,406
Weighted-average rate at year-end	3.14%	3.10%	3.47%
Weighted-average rate during the year	3.23%	3.40%	1.50%

Personnel

As of December 31, 2011 the Company had 103 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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

Effective February 11, 2010, the Board of Directors of the Company’s subsidiary, EB, entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Ohio Division of Financial Institutions as a result of the joint examination by the FDIC and the Ohio Division of Financial Institutions completed in the fourth quarter of 2009. The MOU sets forth certain actions required to be taken by management of EB to rectify unsatisfactory conditions identified by the federal and state banking regulators that relate to EB’s concentration of credit for non-owner occupied 1—4 family residential mortgage loans. The MOU requires EB to reduce delinquent and classified loans and enhance credit administration for non-owner occupied residential real estate; to develop specific plans for the reduction of borrower indebtedness on classified and delinquent credits; to correct violations of laws and regulations listed in the joint examination report; to implement an earnings improvement plan; to maintain specified capital discussed below; to submit to the FDIC and the Ohio Division of Financial Institutions for review and comment a revised methodology for calculating and determining the adequacy of the allowance for loan losses; and to provide 30 days advance notification of proposed dividend payments.

The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at December 31, 2011 and 2010:

FDIC Regulations

Capital	Adequately	Well		December 31,
Ratios	Capitalized	Capitalized		2011	2010
Leverage	4.00%	5.00	% (1)	9.92%	9.45%

Risk-Based Capital:

Tier 1	4.00%	6.00%		12.57%	13.26%
Total	8.00%	10.00%		13.82%	14.55%

(1)	9 percent required by MOU.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2011, the Company was in compliance with all regulatory capital requirements.

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

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiaries, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio as of December 31, 2011.

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
(Dollar amounts in thousands)	December 31, 2011		December 31, 2011		December 31, 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$49,915	12.06%	$42,185	11.75%	$7,456	13.82%
For Capital Adequacy Purposes	33,101	8.00	28,722	8.00	4,317	8.00
To Be Well Capitalized	41,376	10.00	35,903	10.00	5,396	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$44,723	10.81%	$37,697	10.50%	$6,782	12.57%
For Capital Adequacy Purposes	16,551	4.00	14,361	4.00	2,158	4.00
To Be Well Capitalized	24,826	6.00	21,542	6.00	3,237	6.00

Tier I Capital
(to Average Assets)

Actual	$44,723	7.13%	$37,697	6.75%	$6,782	9.92%
For Capital Adequacy Purposes	25,079	4.00	22,325	4.00	2,734	4.00
To Be Well Capitalized	31,349	5.00	27,906	5.00	3,417	5.00

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

The Dodd-Frank Act. A landmark financial reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law on July 21, 2010, changing the Federal bank regulatory structure and affecting the lending, investment, trading, and other operating activities of financial institutions and holding companies. The Dodd-Frank Act includes corporate governance and executive compensation reforms, new registration requirements for hedge fund and private equity fund advisers, increased regulation of over-the-counter derivatives and asset-backed securities, and new rules for credit rating agencies. Over 2,000 pages long, the Dodd-Frank Act includes these provisions —

•

section 111 establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The Board of Governors of the Federal Reserve is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or exceeding $50 billion and systemically significant non-bank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Dodd-Frank Act also grants to the Treasury Department, FDIC and the FRB broad new powers to seize, close and wind-down “too big to fail” financial institutions (including non-bank institutions) in an orderly fashion.

•

Title X establishes an independent Federal regulatory body within the Federal Reserve System. Dedicated exclusively to consumer protection and known as the Bureau of Consumer Financial Protection, this new regulatory body has responsibility for most consumer protection laws, with rulemaking, supervisory, examination, and enforcement authority. The Bureau of Consumer Financial Protection will also be in charge of setting appropriate consumer banking fees and caps. According to Dodd-Frank Act section 1025, the new regulatory body has examination and enforcement authority over banks with more than $10 billion in assets, but under section 1026 banks with assets of $10 billion or less will continue to be examined by their bank regulators for consumer law compliance. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Consumer Financial Protection Bureau. Compliance with any such new regulations would increase our cost of operations and could as a result limit our ability to expand into these products and services.

•

section 171 restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities will no longer be eligible for treatment as Tier 1 capital.

•

under section 334 the FDIC’s minimum reserve ratio is to be increased from 1.15% to 1.35%, with the goal of attaining that 1.35% level by September 30, 2020; however, financial institutions with assets of less than $10 billion are to be exempt from the cost of the increase. The Dodd-Frank Act also removes the upper limit on the designated reserve ratio, which was formerly capped at 1.5%, removing the upper limit on the size of the insurance fund as a consequence. The Dodd-Frank Act gives the FDIC much greater discretion to manage its insurance fund reserves, including where to set the insurance fund’s designated reserve ratio.

•	the deposit insurance cover limit is increased to $250,000 by section 335.

•

section 343 extends until January 1, 2013 unlimited FDIC insurance for non-interest-bearing demand deposit accounts, more commonly known as checking accounts; and section 627 repeals the longstanding prohibition against financial institutions paying interest on checking accounts.

•

section 331 changes the way deposit insurance premiums are calculated by the FDIC as well. That is, deposit insurance premiums are calculated based upon an institution’s so-called assessment base. Until the Dodd-Frank Act became law, the assessment base consisted of an institution’s deposit liabilities. Section 331, however, makes clear that the assessment base shall now be the difference between total assets and tangible equity. In other words, the assessment base will take account of all liabilities, not merely deposit liabilities. This change is likely to have a greater impact on large banks, which tend to rely on a variety of funding sources, than on community banks, which tend to rely primarily on deposit funding.

•

the Office of the Comptroller of the Currency’s ability to preempt state consumer protection laws is constrained by section 1044, and because of section 1042 state attorneys general have greater authority to enforce state consumer protection laws against national banks and their operating subsidiaries.

•

section 604 requires the Federal bank regulatory agencies to take into account the risks to the stability of the U.S. banking or financial system associated with approval of an application for acquisition of a bank, for acquisition of a nonbank company, or for a bank merger transaction.

•	section 619 implements the so-called “Volcker rule,” prohibiting a banking entity from engaging in proprietary trading or from sponsoring or investing in a hedge fund or private equity fund.

•

imposing a 5% risk retention requirement on securitizers of asset-backed securities, section 941 could have an impact on financial institutions that originate mortgages for sale into the secondary market. Like other provisions of the Dodd-Frank Act, the scope and impact of section 941 will be determined by future rulemaking.

We are evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations, and prospects. The Dodd-Frank Act could affect the profitability of community banking, require changes in the business practices of community banking organizations, lead to more stringent capital and liquidity requirements, and otherwise adversely affect the community banking business. However, because much of the Dodd-Frank Act will be phased in over time and will not become effective until Federal agency rulemaking initiatives are completed, we cannot predict with confidence precisely how the Dodd-Frank Act will affect community banking organizations. We are confident, however, that short- and long-term compliance costs for all financial organizations, both large and small, will be greater because of the Dodd-Frank Act.

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

Deposit Insurance. The premium that banks pay for deposit insurance is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. We anticipate that deposit insurance assessment rates will continue to increase for the foreseeable future because of the significant cost of bank failures, because of the relatively large number of troubled banks, and because of the Dodd-Frank Act requirement that the FDIC increase its insurance fund reserves to no less than $1.35 for each $100 of insured deposits.

The $100,000 basic deposit insurance limit in place for many years was increased temporarily to $250,000 by the Emergency Economic Stabilization Act of 2008, which became law on October 3, 2008. On July 21, 2010, section 335 of the Dodd-Frank Act made the $250,000 insurance limit permanent.

Interstate Banking and Branching. Section 613 of the Dodd-Frank Act amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The expanded de novo branching authority of the Dodd-Frank Act authorizes a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. Under prior law, an out-of-state bank could open a de novo branch in another state only if the particular state permitted out-of-state banks to establish a de novo branch. Section 607 of the Dodd-Frank Act also increases the approval threshold for interstate bank acquisitions, providing that a bank holding company must be well capitalized and well managed as a condition to approval of an interstate bank acquisition, rather than being merely adequately capitalized and adequately managed, and that an acquiring bank must be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.

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

Corporate Governance and Compensation. The Federal banking agencies jointly published their final Guidance on Sound Incentive Compensation Policies in June of 2010. The goal of the guidance is to enable financial organizations to manage the safety and soundness risks of incentive compensation arrangements and to assist banks and bank holding companies with identification of improperly-structured compensation arrangements. To ensure that incentive compensation arrangements do not encourage employees to take excessive risks that undermine safety and soundness, the incentive compensation guidance sets forth these key principles —

•

incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk,

•	these arrangements should be compatible with effective controls and risk management, and

•	these arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

To implement the interagency guidance, a financial organization must regularly review incentive compensation arrangements for all executive and non-executive employees who, either individually or as part of a group, have the ability to expose the organization to material amounts of risk, also reviewing the risk-management, control, and corporate governance processes related to these arrangements. The organization must immediately correct any identified deficiencies in compensation arrangements or processes that are inconsistent with safety and soundness.

In addition to numerous provisions that affect the business of banks and bank holding companies, the recently enacted Dodd-Frank Act includes in Title IX a number of provisions affecting corporate governance and executive compensation, for example the requirements that stockholders be given the opportunity to consider and vote upon executive compensation disclosed in a company’s annual meeting proxy statement, that a company’s compensation committee be comprised entirely of independent directors and that the committee have stated minimum authorities, that annual meeting proxy statements disclose the ratio of CEO compensation to the median compensation of all other employees, that company policy provide for recovery of excess incentive compensation after an accounting restatement, and that stockholders have the ability to designate director nominees for inclusion in a company’s annual meeting proxy statement. Section 956 also provides for adoption of incentive compensation guidelines jointly by the Federal banking agencies and the SEC, the National Credit Union Administration, and the Federal Housing Finance Agency.

Overdraft Protection Practices. Federal Reserve rules regarding overdraft charges for debit card and ATM transactions became effective on July 1, 2010, eliminating the automatic overdraft protection arrangements that had been in common use and requiring instead that banks notify customers and obtain their consent before enrolling them in an overdraft protection plan. The rules limit a bank’s ability to charge fees for the payment of overdrafts for debit and ATM card transactions. On November 24, 2010, the FDIC issued final supervisory guidance on overdraft protection programs and related consumer protection issues. Applicable only to nonmember banks regulated by the FDIC, the guidance emphasizes that banks should be alert to consumers’ use of automated overdraft protection programs in a way that is harmful, as opposed to using the coverage as protection against occasional errors or funds shortages. Programs in which a bank employee exercises discretion over whether an overdraft should be paid as an accommodation to a customer and linked lines of credit are not covered. Effective July 1, 2011, FDIC-regulated nonmember banks like The Middlefield Banking Company or Emerald Bank must monitor their programs for “excessive or chronic customer use,” including a customer overdrawing an account and being charged a fee on more than six occasions in 12 months. In such a case, the bank should contact the customer to discuss better alternatives and give the customer the chance to decide whether to continue to use the automated overdraft protection program. FDIC-regulated nonmember banks must implement daily limits on customer costs.

The FDIC’s supervisory guidance concerning automated overdraft payment programs requires banks to consider whether to eliminate fees for transactions that result in significant overdrafts and requires banks to review check-clearing procedures to ensure that the order of clearing items does not operate to maximize fees. The FDIC suggests that clearing items in the order in which they are received or clearing checks by numerical order is appropriate. The supervisory guidance provides that FDIC-regulated banks, including all state-chartered banks that have chosen not to become members of the Federal Reserve System, should give customers an opportunity to opt out of overdraft coverage for paper checks and automated clearing house transactions just as customers can opt out of ATM and point of sale transactions, even though the Federal Reserve Board’s recent opt-out amendments to Regulation E–Electronic Fund Transfers did not apply to non-electronic transactions. The FDIC supervisory guidance imposes on state-chartered nonmember banks a burden that is not imposed by the OCC on national banks or by the Federal Reserve on state-chartered member banks.

In 2010, the FDIC created a new Division of Depositor and Consumer Protection to sharpen the agency’s focus on consumer protection issues. Although the FDIC does not have rulemaking authority over statutes proscribing unfair or deceptive acts or practices (“UDAP”) and other consumer laws, the FDIC does have examination and enforcement authority over state-chartered nonmember banks. Because of the FDIC’s public advocacy against fee-based overdraft protection services that are considered by the FDIC to be abusive, FDIC-regulated nonmember banks could be at greater risk than other banks for claimed UDAP violations involving fee-based overdraft protection.

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

MBC’s CRA performance evaluation dated June 7, 2011 states that MBC’s CRA rating is “Satisfactory.” EB’s CRA performance evaluation dated February 17, 2011 states that EB’s CRA rating is “Satisfactory.”

Federal Home Loan Bank. The Federal Home Loan Bank serves as a credit source for their members. As a member of the FHLB of Cincinnati, both MBC and EB are required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to its amount of loans, and or “advances,” from the FHLB. The Company is in compliance with this requirement, with an investment in FHLB stock on MBC’s part of $1.6 million and on EB’s part of $261,000 at December 31, 2011.

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

Item 1.A — Risk Factors

Risks Related to the Company’s Business

Continued negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results. Negative developments starting in the latter half of 2007 and continuing through 2011 in the credit and securitization markets have resulted in uncertainty in financial markets with the expectation of the general economic sluggishness continuing in 2012. Business activity across a wide range of industries and regions is declining. Unemployment has been persistently high. During 2011 the financial services industry was materially and adversely affected by the continued reduced values of nearly all asset classes. These negative developments were initially triggered by declines in home prices and the values of subprime residential mortgage loans, but quickly spread to other asset classes. Market conditions have also led to the failure or merger of a number of formerly prominent and large financial institutions. More than 410 financial institutions had failed in the four-year period from January 1, 2008 through December 31, 2011, and there have been numerous additional financial institution failures in 2012. Furthermore, declining asset values on financial instruments, defaults on residential mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

The Company operates in a highly competitive industry and market area. The U.S. financial system has become highly concentrated and has moved into a barbell-type structure. This structure is characterized at one end by a handful of large financial conglomerates controlling a disproportionate share of deposits and industry assets, with thousands of community financial institutions spread across the U.S at the other end controlling the remainder of deposits and industry assets. While the nation’s largest banks have not been permitted to fail, community banks do fail with regularity. This policy disparity has entrenched an ongoing competitive inequity against community banks. In effect, government ownership of banks considered “too big to fail” may adversely impact the market for various bank products and services, many of which are considered the financial system’s most profitable.

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

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in the northeastern and central Ohio markets continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Compliance with Sarbanes-Oxley Act and the Dodd-Frank Act involves significant expenditures, and non-compliance may adversely affect us. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the related rules and regulations promulgated by the SEC and the bank regulatory agencies that are now applicable to us have increased the scope, complexity, and cost of corporate governance, reporting, disclosure, and routine banking practices. The Company has experienced and expect to continue to experience greater compliance costs, including costs related to internal controls. We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that the Company is unable to maintain or achieve compliance with SOX, the Dodd-Frank Act, and any related rules, it may be adversely affected.

The Company utilizes the Federal Home Loan Bank as an additional source of liquidity. The Middlefield Banking Company and Emerald Bank are members of the Federal Home Loan Bank (“FHLB”) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. As a member of the FHLB, the Company is required to own stock in the FHLB in proportion to our borrowings. As of December 31, 2011, our investment in FHLB stock totaled $1.9 million. The Company is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, FHLB stock, and by deposits with the FHLB. At December 31, 2011, the Company had approximately $8.6 million in FHLB advances. FHLB advances are only available to borrowers that meet certain conditions. If the Company were to cease meeting these conditions, our access to FHLB advances could be significantly reduced or eliminated.

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the banks are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the banks from paying dividends or transferring funds to the Company. As of December 31, 2011, MBC could have declared dividends of approximately $3.4 million in the aggregate to Company without having to obtain advance regulatory approval. The Company cannot assure you that the Banks’ profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. Because of the MOU, EB may not pay dividends to the Company unless EB first gives notice to the FDIC and the Ohio Division of Financial Institutions. The Company anticipates that for as long as the MOU is in force EB will not pay dividends to the Company but will instead retain earnings, if any, for the purpose of maintaining capital.

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

We give no assurance that a planned capital infusion will be completed or that we will be able to make use of that additional capital as planned. In a press release included as an exhibit to a Form 8-K Current Report that we filed with the SEC on August 18, 2011, we announced that we had entered into a stock purchase agreement with Bank Opportunity Fund, an affiliate of Hovde Private Equity Advisors LLC. Including warrants accompanying shares to be sold to Bank Opportunity Fund under the agreement, Bank Opportunity Fund would own 24.9% of our stock after completion of the sale transaction. We intend to use the proceeds from the sale of common stock to make capital contributions to and strengthen the balance sheets of our subsidiary banks and for other general corporate purposes, possibly seeking to take advantage of any acquisition or other expansion opportunities that could arise.

Completion of the transactions under the stock purchase agreement is subject to satisfaction of numerous conditions, including receipt of stockholder approval and receipt of regulatory approval. We give no assurance that regulatory approval and stockholder approval will be obtained by the June 30, 2012 deadline established by the stock purchase agreement or that the other conditions to completion of the transaction also will be satisfied by that deadline. We currently are optimistic that all conditions to completion of the transaction will be satisfied and that the transaction will be completed before the end of the second quarter of 2012.

Item 2 — Properties

The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch	Portage	Leased	three-year lease renewed in November 2010, with option to renew for five additional consecutive three-year terms
10519 South Main Street
Mantua, Ohio

Chardon Branch	Geauga	Owned
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned
30 South Maple Avenue
Orwell, Ohio

Newbury Branch	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms
11110 Kinsman Road
Newbury, Ohio

Cortland Branch	Trumbull	Owned
3450 Niles Cortland Road
Cortland, Ohio

Emerald Bank	Franklin	Leased	twenty-year lease dated Febuary 2004, with the option to purchase after the tenth year
6215 Perimeter Drive
Dublin, OH

Westerville Branch (Emerald	Franklin	Owned
17 North State Street
Westerville, OH

At December 31, 2011 the net book value of the Company’s investment in premises and equipment totaled $8.3 million.

Item 3 — Legal Proceedings

From time to time the Company and the banks are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Company or the Banks, either individually or in the aggregate.

Item 4 — Mine Safety Disclosures

None

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market for the Companies’ Common Equity and Related Stockholder Matters” in the Companies’ 2011 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”

Equity Compensation Plan information

The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under the Company’s existing equity plans which have been previously approved by the stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights
Equity compensation plans approved by security holders:

1999 Stock Option Plan	58,274	$29.64
2007 Omnibus Equity Plan	30,500	21.39

Total	88,774	$26.81

Unregistered Sales of Equity Securities and Use of Proceeds

In 2011 we sold a total of 138,150 shares of common stock in a private offering at $16 per share, for total gross proceeds of $2.2 million. The shares were sold to purchasers qualifying as accredited investors under SEC Rule 501(a), including directors and officers and an institutional purchaser. Conducted without the use of advertising or other general solicitation, the private offering was exempt from registration under the Securities Act of 1933 by section 4 of that statute and by Rule 506 of the SEC’s Regulation D. Shares sold in the offering are subject to the resale limitations of the Securities Act of 1933 and the SEC’s Regulation D. The approximate dates of sale were —

approximate date of sale	number of shares sold
January 19, 2011	15,625
January 31, 2011	24,000
March 9, 2011	5,125
August 9, 2011	1,500
August 11, 2011	3,125
August 12, 2011	88,775
total	138,150

As part of the private offering we also entered into a Stock Purchase Agreement with Bank Opportunity Fund LLC. When all conditions specified in the Stock Purchase Agreement are satisfied, we will sell to Bank Opportunity Fund at the cash purchase price of $16 per share a number of shares and warrants to acquire shares such that Bank Opportunity Fund will own or have the right to acquire ownership of 24.9% of our stock outstanding. The number of shares acquirable by exercise of warrants to be issued to Bank Opportunity Fund is 15% of the total number of common shares issued to Bank Opportunity Fund.

Bank Opportunity Fund LLC is a Delaware limited liability company, established by its managing member Bank Acquisitions LLC, also a Delaware limited liability company. Bank Opportunity Fund was formed to invest primarily in U. S. banks, thrifts, and their holding companies. Bank Opportunity Advisors LLC, another Delaware limited liability company, is the investment adviser for Bank Opportunity Fund. Bank Acquisitions LLC as managing member and Bank Opportunity Advisors LLC as investment adviser manage the day-to-day operations and investment activities of Bank Opportunity Fund. Bank Acquisitions LLC controls Bank Opportunity Fund. Mr. Eric D. Hovde controls both Bank Acquisitions LLC and Bank Opportunity Advisors LLC. Bank Opportunity Fund expects to terminate within ten years.

The exact number of shares and warrants to be issued to Bank Opportunity Fund will be determined at closing of the transaction, but the number is expected to exceed 500,000 shares and warrants to acquire an additional 75,000 shares. Completion of the transaction is subject to numerous conditions specified in the Stock Purchase Agreement, including but not limited to receipt of regulatory approval and receipt of stockholder approval under the Ohio Control Share Acquisition Act.

An agreement we entered into with the institutional investor that purchased 85,200 shares on August 12, 2011 requires the institutional investor to buy more shares so that the institutional investor maintains its ownership interest at 4.9%, although the investor may purchase the shares on the open market if it can acquire the shares on the open market at a lesser price than the $16 price applicable to the purchase of additional shares from us. Accordingly, completion of the transaction with Bank Opportunity Fund will entitle the institutional investor to purchase additional shares at the $16 purchase price. Donnelly Penman & Partners, an investment banking firm in Grosse Point, Michigan, served as sole placement agent for the transaction with Bank Opportunity Fund.

Additional details concerning the private offering and the proposed sale of shares to Bank Opportunity Fund LLC are included in the Form 8-K Current Report, including exhibits, that we filed with the SEC on August 18, 2011.

Item 6 — Selected Financial Data

Not required as the Company is a smaller reporting company.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “ Interest Rate Sensitivity Simulation Analysis” in the Company’s 2012 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, A.C. appears in the Company’s 2012 Annual Report to Shareholders and are incorporated herein by reference.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 - the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9b — Other Information

None

Part III

Item 10 — Directors and Executive Officers of the Registrant

Incorporated by reference to the definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Item 13 — Certain Relationships and Related Transactions

Incorporated by reference to the definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :

Consolidated Financial Statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011:

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

(a)(3) Exhibits

See the list of exhibits below

(b) Exhibits Required by Item 601 of Regulation S-K

exhibit number	description	location

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.0	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1	Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees	Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

exhibit number	description	location

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

exhibit number	description	location

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	Executive Deferred Compensation Agreement with Jay P. Giles	filed herewith

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

exhibit number	description	location

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	filed herewith

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	filed herewith

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	filed herewith

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	filed herewith

10.27	Form of warrant to be issued to Bank Opportunity Fund LLC under the Stock Purchase Agreement	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.28	Purchaser’s Rights and Voting Agreement dated August 15, 2011 among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

*	management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.

By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer
Date: March 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 20, 2012
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 20, 2012
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne	March 20, 2012
Richard T. Coyne, Chairman of the Board

/s/ Eric W. Hummel	March 20, 2012
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 20, 2012
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 20, 2012
Kenneth E Jones, Director

/s/ James J. McCaskey	March 20, 2012
James J. McCaskey, Director

/s/ Carolyn J. Turk	March 20, 2012
Carolyn J. Turk, Director

/s/ William J. Skidmore	March 20, 2012
William J. Skidmore, Director

/s/ Robert W. Toth	March 20, 2012
Robert W. Toth, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Middlefield Banc Corp.

We have audited the accompanying consolidated balance sheet of Middlefield Banc Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middlefield Banc Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania

March 20, 2012

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$15,730	$10,473
Federal funds sold	18,660	20,162

Cash and cash equivalents	34,390	30,635
Investment securities available for sale	193,977	201,772
Loans	401,880	372,498
Less allowance for loan losses	6,819	6,221

Net loans	395,061	366,277
Premises and equipment	8,264	8,179
Goodwill	4,559	4,559
Bank-owned life insurance	8,257	7,979
Accrued interest and other assets	10,043	12,796

TOTAL ASSETS	$654,551	$632,197

LIABILITIES
Deposits:
Noninterest-bearing demand	$63,348	$53,391
Interest-bearing demand	55,853	48,869
Money market	75,621	71,105
Savings	167,207	146,993
Time	218,933	244,893

Total deposits	580,962	565,251
Short-term borrowings	7,392	7,632
Other borrowings	16,831	19,321
Accrued interest and other liabilities	2,113	1,971

TOTAL LIABILITIES	607,298	594,175

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,951,868 and 1,780,553 shares issued	31,240	28,429
Retained earnings	18,206	15,840
Accumulated other comprehensive income	4,541	487
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)

TOTAL STOCKHOLDERS' EQUITY	47,253	38,022

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$654,551	$632,197

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$21,854	$21,084	$20,271
Interest-bearing deposits in other institutions	14	15	15
Federal funds sold	12	52	20
Investment securities:
Taxable interest	4,862	5,185	3,794
Tax-exempt interest	2,883	2,650	1,882
Dividends on stock	102	108	69

Total interest income	29,727	29,094	26,051

INTEREST EXPENSE
Deposits	7,467	9,504	10,296
Short-term borrowings	235	249	34
Other borrowings	400	642	919
Trust preferred securities	550	550	534

Total interest expense	8,652	10,945	11,783

NET INTEREST INCOME	21,075	18,149	14,268

Provision for loan losses	3,085	3,580	2,578

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,990	14,569	11,690

NONINTEREST INCOME
Service charges on deposit accounts	1,512	1,784	1,905
Investment securities gains (losses), net	(173)	11	(14)
Earnings on bank-owned life insurance	278	273	266
Other income	620	555	511

Total noninterest income	2,237	2,623	2,668

NONINTEREST EXPENSE
Salaries and employee benefits	7,233	6,411	5,938
Occupancy expense	953	946	928
Equipment expense	556	626	509
Data processing costs	693	743	917
Ohio state franchise tax	461	348	493
Federal deposit insurance expense	966	1,166	707
Professional fees	800	678	673
Losses on other real estate owned	497	783	183
Other expense	3,342	3,062	2,302

Total noninterest expense	15,501	14,763	12,650

Income before income taxes	4,726	2,429	1,708
Income taxes (benefit)	596	(88)	(73)

NET INCOME	$4,130	$2,517	$1,781

EARNINGS PER SHARE
Basic	$2.45	$1.60	$1.15
Diluted	2.45	1.60	1.15

DIVIDENDS DECLARED PER SHARE	$1.04	$1.04	$1.04

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except dividend per share amount)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Income
Balance, December 31, 2008	1,725,381	$27,301	$14,786	$(295)	$(6,734)	$35,058

Net income			1,781			1,781	$1,781
Other comprehensive income:
Unrealized gain on available for sale securities, net of reclasification adjustment,net of taxes of $445				857		857	857

Comprehensive income							$2,638

Expense related to stock options		61				61
Dividend reinvestment and purchase plan	28,731	557				557
Cash dividends ($1.04 per share)			(1,607)			(1,607)

Balance, December 31, 2009	1,754,112	$27,919	$14,960	$562	$(6,734)	$36,707

Net income			2,517			2,517	$2,517
Other comprehensive income:
Unrealized loss on available for sale securities, net of reclasification adjustment,net of taxes of ($39)				(75)		(75)	(75)

Comprehensive income							$2,442

Dividend reinvestment and purchase plan	26,441	510				510
Cash dividends ($1.04 per share)			(1,637)			(1,637)

Balance, December 31, 2010	1,780,553	$28,429	$15,840	$487	$(6,734)	$38,022

Net income			4,130			4,130	$4,130
Other comprehensive income:
Unrealized gain on available for sale securities, net of reclasification adjustment,net of taxes of $2,088				4,054		4,054	4,054

Comprehensive income							$8,184

Stock based compensation expense recognized in earnings	2,400	59				59
Common stock issuance (138,150 shares)	138,150	2,210				2,210
Dividend reinvestment and purchase plan	30,765	542				542
Cash dividends ($1.04 per share)			(1,764)			(1,764)

Balance, December 31, 2011	1,951,868	$31,240	$18,206	$4,541	$(6,734)	$47,253

				2011	2010	2009

Components of comprehensive income (loss):
Change in net unrealized gain (loss)on investments available for sale				$3,940	$(68)	$848
Realized losses (gains) included in net income,net of taxes of $59, ($4) and $5				114	(7)	9

Total				$4,054	$(75)	$857

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$4,130	$2,517	$1,781
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,085	3,580	2,578
Depreciation and amortization	731	740	680
Amortization of premium and discount on investment securities	451	6	(483)
Amortization of deferred loan fees, net	(170)	(58)	(68)
Investment securities (gains) losses, net	173	(11)	14
Earnings on bank-owned life insurance	(278)	(273)	(266)
Deferred income taxes	(97)	(777)	(469)
Stock based compensation expense	59	—	61
Loss on other real estate owned	497	783	183
Decrease (increase) in accrued interest receivable	25	(847)	35
Decrease in accrued interest payable	(145)	(115)	(394)
Decrease (increase) in prepaid federal deposit insurance	707	727	(2,499)
Other, net	(22)	(538)	(19)

Net cash provided by operating activities	9,146	5,734	1,134

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	69,264	42,815	20,674
Purchases	(80,078)	(113,860)	(52,163)
Proceeds from sale of securities	24,127	5,874	816
Increase in loans, net	(32,956)	(22,992)	(34,493)
Purchase of Federal Home Loan Bank stock	—	—	(14)
Purchase of premises and equipment	(583)	(327)	(467)
Proceeds from the sale of other real estate owned	866	932	100

Net cash used for investing activities	(19,360)	(87,558)	(65,547)

FINANCING ACTIVITIES
Net increase in deposits	15,711	78,145	92,286
(Decrease) increase in short-term borrowings, net	(240)	832	4,913
Repayment of other borrowings	(2,490)	(6,544)	(8,038)
Common stock issued	2,210	—	—
Proceeds from dividend reinvestment and purchase plan	542	510	557
Cash dividends	(1,764)	(1,637)	(1,607)

Net cash provided by financing activities	13,969	71,306	88,111

Increase (decrease) in cash and cash equivalents	3,755	(10,518)	23,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,635	41,153	17,455

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,390	$30,635	$41,153

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$8,797	$11,060	$12,177
Income taxes	615	850	275

Non-cash investing transactions:
Transfers from loans to other real estate owned	$1,257	$2,110	$1,872
Loans to facilitate the sale of other real estate owned	—	257	531

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

Middlefield Banc Corp. (the “Company”) is an Ohio corporation organized to become the holding company of The Middlefield Banking Company (“MBC”). MBC is a state-chartered bank located in Ohio. On April 19, 2007, Middlefield Banc Corp. acquired Emerald Bank (“EB”), an Ohio-chartered commercial bank headquartered in Dublin, Ohio. On October 23, 2009, the Company established an asset resolution subsidiary named EMORECO, Inc. The Company and its subsidiaries derive substantially all of their income from banking and bank-related services, which includes interest earnings on residential real estate, commercial mortgage, commercial and consumer financings as well as interest earnings on investment securities and deposit services to its customers through ten locations. The Company is supervised by the Board of Governors of the Federal Reserve System, while MBC and EB are subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions.

The consolidated financial statements of the Company include its wholly owned subsidiaries, MBC, EB, and EMORECO, Inc. (the “Banks”). Significant intercompany items have been eliminated in preparing the consolidated financial statements.

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

Common stock of the Federal Home Loan Bank (“FHLB”) represents ownership in an institution that is wholly owned by other financial institutions. This equity security is accounted for at cost and classified with other assets. While the FHLBs have been negatively impacted by economic conditions of the past several years, the FHLB of Cincinnati has reported profits for 2011 and 2010, remains in compliance with regulatory capital and liquidity requirements, and continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2011 or 2010.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Loans

Loans are reported at their principal amount net of the allowance for loan losses. Interest income is recognized as income when earned on the accrual method. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system.

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

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued, at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the payment related to interest is recognized as income.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill

The Company accounts for goodwill using a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, in any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill. No impairment of goodwill was recognized in any of the periods presented.

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

Bank-Owned Life Insurance (“BOLI”)

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

Other Real Estate Owned

Real estate properties acquired through foreclose are initially recorded at the lower of cost or fair values at the date of foreclosure, establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of cost or fair value less estimated cost to sell. Revenue and expenses from operations of the properties, gains or losses on sales and additions to the valuation allowance are included in operating results.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as financing cash flows. There were no excess tax benefits recognized in 2011, 2010 and 2009.

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

Grant Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
2011	5.82%	3.00%	21.78	9.96

During the years ended December 31, 2011, 2010, and 2009, the Company recorded $16,000, $0, and $61,000 of compensation cost related to vested share-based compensation awards granted in 2011 and 2008. As of December 31, 2011, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in 2011 that is expected to be recognized in 2012.

The weighted-average fair value of each stock option granted for 2011 was $1.75.

The company also issued 2,400 shares of stock-based compensation recorded at $43,000 in 2011.

Cash Flow Information

The Company has defined cash and cash equivalents as those amounts included in the Consolidated Balance Sheet captions as “Cash and due from banks” and “Federal funds sold” with original maturities of less than 90 days.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to $439,000, $401,000, and $371,000, for 2011, 2010, and 2009, respectively.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 4.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other Topics (Topic 350); Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

2. EARNINGS PER SHARE

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	2011	2010	2009
Weighted average common shares outstanding	1,872,582	1,764,743	1,736,769
Average treasury stock shares	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,683,052	1,575,213	1,547,239
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	608	740

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,683,052	1,575,821	1,547,979

Options to purchase 88,774 shares of common stock at prices ranging from $17.55 to $40.24 were outstanding during the year ended December 31, 2011, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price as of December 31, 2011. Options to purchase 89,077 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the year ended December 31, 2010, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price as of December 31, 2010. Options to purchase 89,077 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the year ended December 31, 2009, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price as of December 31, 2009.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. government agency securities	$31,520	$427	$(14)	31,933
Obligations of states and political subdivisions:
Taxable	8,207	766	—	8,973
Tax-exempt	75,807	3,681	(61)	79,427
Mortgage-backed securities in government sponsored-entities	63,808	1,819	(54)	65,573
Private-label mortgage-backed securities	7,005	411	(95)	7,321

Total debt securities	186,347	7,104	(224)	193,227
Equity securities in financial institutions	750	—	—	750

Total	$187,097	$7,104	$(224)	$193,977

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agency securities	$33,332	$111	$(840)$	32,603
Obligations of states and political subdivisions:
Taxable	7,371	80	(34)	7,417
Tax-exempt	69,363	1,058	(958)	69,463
Mortgage-backed securities in government sponsored-entities	73,390	2,270	(654)	74,043
Private-label mortgage-backed securities	16,636	55	(328)	17,326

Total debt securities	200,092	3,574	(2,814)	200,852
Equity securities in financial institutions	944	80	(104)	920

Total	$201,036	$3,654	$(2,918)	$201,772

The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$2,084	$2,140
Due after one year through five years	4,802	5,113
Due after five years through ten years	17,087	18,053
Due after ten years	162,374	167,921

Total	$186,347	$193,227

Investment securities with an approximate carrying value of $53,724,000 and $51,734,000 at December 31, 2011 and 2010, respectively, were pledged to secure deposits and other purposes as required by law.

Proceeds from sales of investment securities available for sale were $24,127,000 during 2011. Gross gains and gross losses realized were $830,000 and $809,000, respectively, during 2011. Proceeds from sales of investment securities available for sale were $5,874,000 during 2010. Gross gains and gross losses realized were $74,000 and $29,000, respectively, during 2010. Proceeds from sales of investment securities available for sale were $816,000 during 2009. Gross gains and gross losses realized were $74,000 and $0, respectively, during 2009.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$1,986	$(14)	$—	$—	$1,986	$(14)
Obligations of states and political subdivisions	2,707	(40)	919	(21)	3,626	(61)
Mortgage-backed securities in government-sponsored entities	8,992	(54)	—	—	8,992	(54)
Private-label mortgage-backed securities	1,628	(42)	398	(53)	2,026	(95)

Total	$15,313	$(150)	$1,317	$(74)	$16,630	$(224)

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$24,406	$(840)	$—	$—	$24,406	$(840)
Obligations of states and political subdivisions	35,846	(940)	439	(52)	36,285	(992)
Mortgage-backed securities in government-sponsored entities	27,792	(654)	—	—	27,792	(654)
Private-label mortgage-backed securities	510	(11)	2,480	(317)	2,990	(328)
Equity securities in financial institutions	—	—	590	(104)	590	(104)

Total	$88,554	$(2,445)	$3,509	$(473)	$92,063	$(2,918)

There were 19 and 138 securities that were considered temporarily impaired at December 31, 2011 and 2010.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”) pursuant to FASB ASC Topic 320 Investments — Debt and Equity Securities. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Company to assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FSP FAS 115-2, which was subsequently incorporated into FASB ASC Topic 320 Investments — Debt and Equity Securities, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other than temporary were recorded to earnings. An unrealized loss was considered other than temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and the Company did not have the positive intent and ability to hold the security until recovery or maturity.

OTTI losses are recognized in earnings when the Company has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.

Under this ASC, an unrealized loss is generally deemed to be other than temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result the credit loss component of an OTTI is recorded as a component of investment securities gains (losses) in the accompanying Consolidated Statement of Income, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 96.2 percent of the total available-for-sale portfolio as of December 31, 2011, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $7.0 million, for which the Company evaluates credit losses on a quarterly basis. Gross unrealized gain and loss positions related to these private-label collateralized mortgage obligations amounted to $411,000 and $95,000, respectively. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions.

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities.

•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

The Company determined equity securities in financial institutions to be other than temporarily impaired and recognized a loss of $194,000 in 2011. In 2010, investment in a private-label collateralized mortgage obligation was deemed impaired, resulting in a loss of $35,000. OTTI of $88,000 was also taken in 2009. These figures represent a before-tax, non-cash charge, and were recorded as reductions to noninterest income.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31 are summarized as follows (in thousands):

	2011	2010
Commercial and industrial	$59,185	$57,501
Real estate—construction	21,545	15,845
Real estate—mortgage:
Residential	208,139	209,863
Commercial	108,502	84,304
Consumer installment	4,509	4,985

	401,880	372,498
Less allowance for loan losses	(6,819)	(6,221)

Net loans	$395,061	$366,277

The Company’s primary business activity is with customers located within its local trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The Company also serves the central Ohio market with offices in Dublin and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio at December 31, 2011 and 2010, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and 2010 (in thousands):

			Real Estate- Mortgage
	Commercial	Real estate-			Consumer
December 31, 2011	and industrial	construction	Residential	Commercial	installment	Total
Total loans	$59,185	$21,545	$208,139	$108,502	$4,509	$401,880

Individually evaluated for impairment	$4,492	$867	$4,882	$6,491	$—	$16,732
Collectively evaluated for impairment	54,693	20,678	203,257	102,011	4,509	385,148

			Real estate- Mortgage
	Commercial	Real estate-			Consumer
December 31, 2010	and industrial	construction	Residential	Commercial	installment	Total
Total loans	$57,501	$15,845	$209,863	$84,304	$4,985	$372,498

Individually evaluated for impairment	$5,477	$1,299	$4,329	$6,266	$17	$17,388
Collectively evaluated for impairment	52,024	14,546	205,534	78,038	4,968	355,110

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C & I”), Real Estate Construction, Real Estate – Mortgage, which is further segmented into Residential and Commercial real estate, and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purposed of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $150,000 and if the loan is either in nonaccrual status or is risk-rated Special Mention or Substandard and is greater than 90 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan with the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011 and 2010 (in thousands):

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

For the Year Ended December 31, 2011

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,172	$1,172	$—	$2,079	$57
Real estate—construction	4,250	4,250	—	1,462	201
Real estate—mortgage:
Residential	3,188	3,193	—	1,153	157
Commercial	2,528	2,536	—	2,403	76
Consumer installment	24	24	—	13	2

With an allowance recorded:
Commercial and industrial	$465	$465	$196	$1,062	$1
Real estate—construction	271	271	125	137	15
Real estate—mortgage:
Residential	—	—	—	287	—
Commercial	2,555	2,560	551	2,258	21

Total:
Commercial and industrial	$1,637	$1,637	$196	$3,141	$58
Real estate—construction	4,521	4,521	125	1,599	216
Real estate—mortgage:
Residential	3,188	3,193	—	1,440	157
Commercial	5,083	5,096	551	4,660	97
Consumer installment	24	24	—	13	2

For the Year Ended December 31, 2010
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2,494	$2,503	$—	$2,157	$13
Real estate—construction	618	614	—	543	1
Real estate—mortgage:
Residential	—	—	—	—	—
Commercial	1,764	1,758	—	1,372	17

With an allowance recorded:
Commercial and industrial	$655	$657	$203	$629	$—
Real estate—construction	—	—	—	—	—
Real estate—mortgage:
Residential	594	594	221	594	—
Commercial	1,556	1,556	188	663	52

Total:
Commercial and industrial	$3,149	$3,160	$203	$2,786	$13
Real estate—construction	618	614	—	543	1
Real estate—mortgage:
Residential	594	594	221	594	—
Commercial	3,320	3,314	188	2,035	69

The table above includes troubled debt restructuring totaling $10.0 million and $1.6 million and as of December 31, 2011 and 2010, respectively.

For the year ended December 31, 2009, average recorded investment in impaired loans was $3.8 million and the interest income recognized on those loans was $33,000.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the troubled debt restructurings as of December 31, 2011 and 2010 (in thousands):

Modifications

As of December 31, 2011

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	8	$586	$586
Real estate—construction	2	3,883	3,883
Real estate—mortgage:
Residential	10	1,639	1,639
Commercial	2	1,625	1,625
Consumer Installment	2	24	24

Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	—	—
Real estate—construction	—	—
Real estate—mortgage:
Residential	—	—
Commercial	—	—
Consumer Installment	—	—

As of December 31, 2010
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	7	$668	$668
Real estate—construction	—	—	—
Real estate—mortgage:
Residential	8	1,230	1,230
Commercial	3	2,025	2,025
Consumer Installment	3	43	43

Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	15
Real estate—construction	—	—
Real estate—mortgage:
Residential	1	98
Commercial	—	—
Consumer Installment	—	—

Management uses a nine-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as Pass-rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan-rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Credit Department performs an annual review of all commercial relationships $200,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company has an experienced Loan Review Department that continually reviews and assesses loans within the portfolio. The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of December 31, 2011 and 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total Loans
December 31, 2011

Commercial and industrial	$53,645	$1,104	$4,363	$73	$59,185
Real estate—construction	20,883	—	662	—	21,545
Real estate—mortgage:
Residential	192,534	1,100	14,505	—	208,139
Commercial	100,536	443	7,523	—	108,502
Consumer installment	4,495	6	8	—	4,509

Total	$372,093	$2,653	$27,061	$73	$401,880

	Pass	Special Mention	Substandard	Doubtful	Total Loans
December 31, 2010

Commercial and industrial	$52,008	$903	$4,366	$224	$57,501
Real estate—construction	14,481	—	1,364	—	15,845
Real estate—mortgage:
Residential	192,823	1,601	15,439	—	209,863
Commercial	76,979	353	6,972	—	84,304
Consumer installment	4,937	11	37	—	4,985

Total	$341,228	$2,868	$28,178	$224	$372,498

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and 2010 (in thousands):

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011

Commercial and industrial	$57,291	$258	$16	$44	$318	$1,576	$59,185
Real estate—construction	20,862	20	—	—	20	663	21,545
Real estate—mortgage:
Residential	193,732	2,624	863	275	3,762	10,645	208,139
Commercial	104,086	83	412	—	495	3,921	108,502
Consumer installment	4,408	60	41	—	101	—	4,509

Total	$380,379	$3,045	$1,332	$319	$4,696	$16,805	$401,880

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2010

Commercial and industrial	$53,712	$473	$776	$—	$1,249	$2,540	$57,501
Real estate—construction	15,197	—	—	—	—	648	15,845
Real estate—mortgage:
Residential	193,647	2,950	1,580	—	4,530	11,686	209,863
Commercial	79,120	1,607	65	—	1,672	3,513	84,305
Consumer installment	4,858	102	12	—	114	12	4,984

Total	$346,534	$5,132	$2,433	$—	$7,565	$18,399	$372,498

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $859,000 in 2011; $470,000 in 2010; and $683,000 in 2009.

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

Loans that are collectively evaluated for impairment are analyzed, with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity at the purpose code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer and commercial pools currently utilize a rolling eight quarters.

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor, because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry, and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the primary segments of the loan portfolio as of December 31, 2011 and 2010 (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2010	$1,234	$356	$3,392	$1,143	$96	$6,221
Charge-offs	(568)	(6)	(1,862)	(265)	(11)	(2,712)
Recoveries	76	—	122	—	27	225
Provision	554	88	2,079	428	(64)	3,085

ALL balance at December 31, 2011	$1,296	$438	$3,731	$1,306	$48	$6,819

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2009	$864	$—	$2,816	$1,198	$59	$4,937
Charge-offs	(450)	—	(1,433)	(428)	(59)	(2,370)
Recoveries	40	—	—	—	34	74
Provision	780	356	2,009	373	62	3,580

ALL balance at December 31, 2010	$1,234	$356	$3,392	$1,143	$96	$6,221

Change in the allowance for loan losses for the year ended 2009 was as follows (in thousands):

2009
Balance, January 1	$3,557
Add:
Provisions charged to operations	2,578
Recoveries	89
Less loans charged off	1,287

Balance, December 31	$4,937

5. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

(Dollar amounts in thousands)	2011	2010
Land and land improvements	$1,898	$1,898
Building and leasehold improvements	9,131	8,815
Furniture, fixtures, and equipment	2,952	2,684

	13,981	13,397
Less accumulated depreciation and amortization	5,717	5,218

Total	$8,264	$8,179

Depreciation charged to operations was $499,000 in 2011, $542,000 in 2010, and $521,000 in 2009.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $4,559,000 at each of the years ended December 31, 2011, 2010, and 2009.

Core deposit intangible assets are amortized on a straight-line basis over their estimated lives of ten years. Amortization expense totaled $40,000 in 2011; $40,000 in 2010; and $40,000 in 2009. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2011, is as follows (in thousands):

2012	$40,000
2013	40,000
2014	40,000
2015	40,000
2016	40,000
Thereafter	37,000

Total	$237,000

7. OTHER ASSETS

The components of other assets are as follows:

(Dollar amounts in thousands)	2011	2010
FHLB stock	$1,887	$1,887
Accrued interest on investment securities	1,185	1,222
Accrued interest on loans	1,049	1,037
Deferred tax asset, net	621	2,611
FDIC Prepaid	977	1,684
Other Real Estate Owned	2,196	2,302
Other	2,128	2,053

Total	$10,043	$12,796

8. DEPOSITS

Time deposits at December 31, 2011, mature $70,180,000, $69,415,000, $25,348,000, $38,975,000, and $15,015,000 during 2012, 2013, 2014, 2015 and 2016, respectively.

The aggregate of all time deposit accounts of $100,000 or more amounted to $86,793,000 and $91,476,000 at December 31, 2011 and 2010, respectively.

Maturities on time deposits of $100,000 or more at December 31, 2011, are as follows:

(Dollar amounts in thousands)	Amount	Percent of Total
Within three months	$5,940	6.84%
Beyond three but within six months	5,622	6.48
Beyond six but within twelve months	9,073	10.45
Beyond one year	66,158	76.23

Total	$86,793	100.00%

9. SHORT-TERM BORROWINGS

The outstanding balances and related information of short-term borrowings, which includes securities sold under agreements to repurchase and short-term borrowings from other banks, are summarized as follows:

(Dollar amounts in thousands)	2011	2010	2009
Balance at year-end	$7,392	$7,632	$6,800
Average balance outstanding	7,276	7,320	2,281
Maximum month-end balance	7,552	8,178	7,406
Weighted-average rate at year-end	3.14%	3.10%	3.47%
Weighted-average rate during the year	3.23%	3.40%	1.50%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

The Company maintains a $4,000,000 line of credit at an adjustable rate, currently 3.76 percent, from Lorain National Bank and a $3,000,000 line of credit at an adjustable rate, currently at 4.00 percent, from Liberty Bank N.A. At December 31, 2011, 2010, and 2009, outstanding borrowings under these lines were $5,700,000, $5,700,000, and $5,700,000, respectively.

10. OTHER BORROWINGS

Other borrowings consist of advances from the FHLB and subordinated debt as follows:

			Weighted-	Stated interest
(Dollar amounts in thousands)	Maturity range		average	rate range
Description	from	to	interest rate	from	to	2011	2010
Fixed rate amortizing	02/01/12	10/01/28	3.98%	2.70%	4.48%	$6,576	$9,073
Convertible	10/09/12	10/09/12	4.14	4.14	4.14	2,007	2,000
Junior subordinated debt	12/21/37	12/21/37	6.58	6.58	6.58	8,248	8,248

						$16,831	$19,321

The scheduled maturities of other borrowings are as follows:

(Dollar amounts in thousands) Year Ending December 31,
	Amount	Weighted- Average Rate
2012	$3,861	4.04%
2013	1,362	3.95
2014	984	3.99
2015	685	4.01
2016	502	4.00
Beyond 2016	9,437	6.26

Total	$16,831	5.27%

10. OTHER BORROWINGS (Continued)

The Company entered into a ten-year “Convertible Select” fixed commitment advance arrangement with the FHLB. Rates may be reset at the FHLB’s discretion on a quarterly basis based on the three-month LIBOR rate. At each rate change, the Company may exercise a put option and satisfy the obligation without penalty.

Fixed rate amortizing advances from the FHLB require monthly principal and interest payments and an annual 20 percent pay-down of outstanding principal. Monthly principal and interest payments are adjusted after each 20 percent pay-down. Under the terms of a blanket agreement, FHLB borrowings are secured by certain qualifying assets of the Company which consist principally of first mortgage loans or mortgage-backed securities. Under this credit arrangement, the Company has a remaining borrowing capacity of approximately $7.5 million at December 31, 2011.

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

11. OTHER LIABILITIES

The components of other liabilities are as follows (Dollar amounts in thousands):

	2011	2010
Accrued interest payable	$645	$790
Other	1,469	1,181

Total	$2,113	$1,971

12. INCOME TAXES

The provision (benefit) for federal income taxes consists of:

(Dollar amounts in thousands)	2011	2010	2009
Current payable	$693	$689	$396
Deferred	(97)	(777)	(469)

Total provision (benefit)	$596	$(88)	$(73)

12. INCOME TAXES (Continued)

The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Dollar amounts in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,318	$2,115
Supplemental retirement plan	182	168
Alternative minimum tax credits	551	353
Investment security basis adjustment	66	171
Nonaccrual interest income	298	272
Deferred origination fees, net	105	69
Net operating losses	190	294
Other	125	157

Gross deferred tax assets	3,835	3,599

Deferred tax liabilities:
Premises and equipment	405	287
Net unrealized gain on securities	2,339	148
FHLB stock dividends	225	225
Intangibles	208	159
Other	37	65

Gross deferred tax liabilities	3,214	884

Net deferred tax assets	$621	$2,715

No valuation allowance was established at December 31, 2011 and 2010, in view of the Company’s ability to carry-back to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The reconciliation between the federal statutory rate and the Company’s effective consolidated income tax rate is as follows:

(Dollar amounts in thousands	2011		2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$1,606	34.0%	$827	34.0%	$581	34.0%
Tax-free income	(1,071)	(22.7)	(993)	(40.9)	(729)	(42.7)
Nondeductible interest expense	61	1.3	76	3.1	73	4.3
Other	—	—	2	0.2	2	0.1

Actual tax expense and effective rate	$596	12.6%	$(88)	(3.6)%	$(73)	(4.3)%

ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. At December 31, 2011 and December 31, 2010, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. The Company and

12. INCOME TAXES (Continued)

the Banks are subject to U.S. federal income tax as well as an income tax in the state of Ohio, and the Banks are subject to a capital-based franchise tax in the state of Ohio. The Company and the Banks are no longer subject to examination by taxing authorities for years before December 31, 2008.

13. EMPLOYEE BENEFITS

Retirement Plan

The Banks maintain section 401(k) employee savings and investment plans for all full-time employees and officers of the Banks with more than one year of service. The Banks’ contributions to the plans are based on 50 percent matching of voluntary contributions up to 6 percent of compensation. An eligible employee can contribute up to 15 percent of salary. Employee contributions are vested at all times, and MBC contributions are fully vested after six years beginning at the second year in 20 percent increments. EB contributions are vested at 25 percent for less than a year of employment, 50 percent after one year, 75 percent after two years, and fully vested after three years. Contributions for 2011, 2010, and 2009 to these plans amounted to $104,000, $106,000, and $96,000, respectively.

Supplemental Retirement Plan

MBC maintains a Directors’ Retirement Plan to provide postretirement payments over a ten-year period to members of the Board of Directors who have completed five or more years of service. The plan requires payment of 25 percent of the final average annual board fees paid to a director in the three years preceding the director’s retirement.

The following table illustrates the components of the net periodic pension cost for the Directors’ Retirement Plan for the years ended:

Projected Payments
2012	$34,000
2013	34,000
2014	34,000
2015	34,000
2016	29,000
Thereafter	65,000

Total	$230,000

Executive Deferred Compensation Plan

During 2006, MBC implemented an Executive Deferred Compensation Plan (the “Plan”) to provide post-retirement payments to members of senior management. The Plan agreements are noncontributory, defined contribution arrangements that provide supplemental retirement income benefits to five officers, with contributions made solely by the Banks. During 2011, 2010, and 2009, MBC contributed $91,000, $92,000, and $67,000, respectively, to the Plan.

13. EMPLOYEE BENEFITS (Continued)

Stock Option and Restricted Stock Plan

The Company maintains a stock option and restricted stock plan (“the Plan”) for granting incentive stock options, nonqualified stock options, and restricted stock to key officers and employees and nonemployee directors of the Company. A total of 160,000 shares of authorized and unissued or issued common stock are reserved for issuance under the Plan, which expires ten years from the date of stockholder ratification. The per share exercise price of an option granted will not be less than the fair value of a share of common stock on the date the option is granted. No option shall become exercisable earlier than one year from the date the Plan was approved by the stockholders.

The following table presents share data related to the outstanding options:

	2011	Weighted- average Exercise Price	2010	Weighted- average Exercise Price
Outstanding, January 1	89,077	$27.87	99,219	$26.85
Granted	9,000	17.55	—	—
Exercised	—	—	—	—
Forfeited	(9,303)	28.03	(10,142)	17.90

Outstanding, December 31	88,774	$26.81	89,077	$27.87

Exercisable, December 31	79,774	$27.85	89,077	$27.87

13. EMPLOYEE BENEFITS (Continued)

Stock Option and Restricted Stock Plan (Continued)

The following table summarizes the characteristics of stock options at December 31, 2011:

		Outstanding			Exercisable
Grant Date	Exercise Price	Shares	Contractual Average Life	Average Exercise Price	Shares	Average Exercise Price
December 9, 2002	$22.33	8,536	0.94	$22.33	8,536	$22.33
December 8, 2003	24.29	18,112	1.94	24.29	18,112	24.29
May 12, 2004	27.35	907	2.33	27.35	907	27.35
December 13, 2004	30.45	11,223	2.95	30.45	11,223	30.45
December 14, 2005	36.73	7,383	3.95	36.73	7,383	36.73
December 10, 2006	40.24	3,150	4.95	40.24	3,150	40.24
April 19, 2007	37.33	3,639	5.31	37.33	3,639	37.73
May 16, 2007	37.48	1,337	5.41	37.48	1,337	37.48
December 10, 2007	37.00	2,650	5.95	37.00	2,650	37.00
January 2, 2008	36.25	1,337	6.12	36.25	1,337	36.25
November 10, 2008	23.00	21,500	6.95	23.00	21,500	23.00
May 9, 2011	17.55	9,000	9.41	17.55	—	—

		88,774			79,774

For the years ended December 31, 2011, 2010, and 2009, the Company granted 2,400, 110, and 150 shares, respectively, of common stock under the Omnibus Equity Plan. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date and as an addition to stockholders’ equity.

14. COMMITMENTS

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

(Dollar amounts in thousands)	2011	2010
Commitments to extend credit	$81,402	$68,972
Standby letters of credit	639	789

Total	$82,041	$69,761

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Performance letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period. For secured letters of credit, the collateral is typically bank deposit instruments or customer business assets.

14. COMMITMENTS (Continued)

Leasing Arrangements

The Company leases certain of its banking facilities under operating leases which contain certain renewal options. As of December 31, 2011, approximate future minimum rental payments, including the renewal options under these leases, are as follows (in thousands):

2012	$217
2013	219
2014	228
2015	233
2016	233
Thereafter	233

The above amounts represent minimum rentals not adjusted for possible future increases due to escalation provisions and assume that all renewal option periods will be exercised by the Company. Rent expense approximated $248,000, $234,000, and $246,000 for the years ended December 31, 2011, 2010, and 2009.

15. REGULATORY RESTRICTIONS

The Company is subject to the regulatory requirements of the Federal Reserve System as a multi-bank holding company. The affiliate banks are subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the State of Ohio, Division of Financial Institutions.

Effective February 11, 2010, the Board of Directors of the Company’s subsidiary, EB, entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Ohio Division of Financial Institutions as a result of the joint examination by the FDIC and the Ohio Division of Financial Institutions completed in the fourth quarter of 2009. The MOU sets forth certain actions required to be taken by management of EB to rectify unsatisfactory conditions identified by the federal and state banking regulators that relate to EB’s concentration of credit for non-owner-occupied one-to-four family residential mortgage loans. The MOU requires EB to reduce delinquent and classified loans and enhance credit administration for non-owner-occupied residential real estate; to develop specific plans for the reduction of borrower indebtedness on classified and delinquent credits; to correct violations of laws and regulations listed in the joint examination report; to implement an earnings improvement plan; to maintain specified capital discussed below; to submit to the FDIC and the Ohio Division of Financial Institutions for review and comment a revised methodology for calculating and determining the adequacy of the allowance for loan losses; and to provide 30 days’ advance notification of proposed dividend payments.

Compliance with the terms of the MOU is a high priority for the Company. In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal year ended December 31, 2009, and continued to do so during 2010 and 2011. Specific actions taken included the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $5.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary established late in the fourth quarter of 2009. The Company invested $1.25 million in 2009, $0.50 million in 2010 and $1.50 million in 2011 in EB in the form of capital infusions to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions.

The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that EB maintain its Tier I Leverage Capital ratio at not less than 9 percent. At December 31, 2011, the ratio was 9.92 percent.

15. REGULATORY RESTRICTIONS (Continued)

Cash Requirements

The Federal Reserve Bank requires the Company to maintain certain average reserve balances. As of December 31, 2011 and 2010, the Company had required reserves of $5,419,000 and $4,625,000 comprising vault cash and a depository amount held with the Federal Reserve Bank.

Loans

Federal law prevents the Company from borrowing from the Banks unless the loans are secured by specific obligations. Further, such secured loans are limited in amount of 10 percent of the Banks’ common stock and capital surplus.

Dividends

MBC and EB are subject to dividend restrictions that generally limit the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, for MBC, the amount available for payment of dividends for 2012 approximates $6,004,000 plus 2012 profits retained up to the date of the dividend declaration. For EB, the amount available for payment of dividends for 2012 is $0 until the net deficit for the two preceding years of $676,000 is overcome.

16. REGULATORY CAPITAL

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

As of December 31, 2011 and 2010, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least 10 percent, 6 percent, and 5 percent, respectively.

The Company’s and its subsidiaries’ actual capital ratios are presented in the following table that shows that all regulatory capital requirements were met as of December 31, 2011.

16. REGULATORY CAPITAL (Continued)

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
(Dollar amounts in thousands)	December 31, 2011		December 31, 2011		December 31, 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$49,915	12.06%	$42,185	11.75%	$7,456	13.82%
For Capital Adequacy Purposes	33,101	8.00	28,722	8.00	4,317	8.00
To Be Well Capitalized	41,376	10.00	35,903	10.00	5,396	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$44,723	10.81%	$37,697	10.50%	$6,782	12.57%
For Capital Adequacy Purposes	16,551	4.00	14,361	4.00	2,158	4.00
To Be Well Capitalized	24,826	6.00	21,542	6.00	3,237	6.00

Tier I Capital
(to Average Assets)

Actual	$44,723	7.13%	$37,697	6.75%	$6,782	9.92%
For Capital Adequacy Purposes	25,079	4.00	22,325	4.00	2,734	4.00
To Be Well Capitalized	31,349	5.00	27,906	5.00	3,417	5.00

The Company’s and its subsidiaries’ actual capital ratios are presented in the following table that shows that all regulatory capital requirements were met as of December 31, 2010.

	Middlefield Banc Corp. December 31, 2010		The Middlefield Banking Co. December 31, 2010		Emerald Bank December 31, 2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$45,424	11.69%	$38,335	11.48%	$7,340	14.55%
For Capital Adequacy Purposes	31,075	8.00	26,707	8.00	4,036	8.00
To Be Well Capitalized	38,844	10.00	33,383	10.00	5,045	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$40,552	10.44%	$34,241	10.26%	$6,691	13.26%
For Capital Adequacy Purposes	15,537	4.00	13,353	4.00	2,018	4.00
To Be Well Capitalized	23,306	6.00	20,030	5.00	3,027	6.00

Tier I Capital
(to Average Assets)

Actual	$40,552	6.69%	$34,241	6.47%	$6,691	9.45%
For Capital Adequacy Purposes	24,240	4.00	21,176	4.00	2,832	4.00
To Be Well Capitalized	30,300	5.00	26,471	5.00	3,540	5.00

17. REORGANIZATION

On October 23, 2009, the Company received from the Federal Reserve Bank of Cleveland approval to establish an asset resolution subsidiary. Organized as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and ultimately dispose of nonperforming loans and real estate acquired by subsidiary banks as the result of borrower default on real-estate-secured loans. At December 31, 2011 EMORECO’s assets consist of 17 nonperforming loans and 6 OREO properties. EMORECO has paid approximately $5.6 million to Emerald Bank for the nonperforming loans and other real estate, using funds contributed by the Company, which were borrowed under lines of credit of the holding company. According to Federal law governing bank holding companies, the real estate must be disposed of within two years after the properties were originally acquired by Emerald Bank, which occurred in May and June of 2008, although limited extensions may be granted by the Federal Reserve Bank. Federal law governing bank holding companies also provides that a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Until recently Middlefield Banc Corp. has been entitled to engage in the expanded range of activities in which a financial holding company, as defined in Federal Reserve Board rules, may engage. However, Middlefield Banc Corp. has not taken advantage of that expanded authority and has elected to rescind its financial holding company status. Middlefield Banc Corp. continues to be entitled to engage in activities deemed permissible to a bank holding company, as defined by Federal Reserve Board rules and the applicable laws of the United States.

18. FAIR VALUE DISCLOSURE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by U.S. generally accepted accounting principles are as follows:

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

Level III: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2011 and 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

18. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

		December 31, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$—	$31,933	$—	$31,933
Obligations of states and political subdivisions	—	88,400	—	88,400
Mortgage-backed securities in government-sponsored entities	—	65,573	—	65,573
Private-label mortgage-backed securities	—	7,321	—	7,321

Total debt securities	—	193,227	—	193,227
Equity securities in financial institutions	5	745	—	750

Total	$5	$193,972	$—	$193,977

		December 31, 2010
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$—	32,603	—	32,603
Obligations of states and political subdivisions	—	76,880	—	76,880
Mortgage-backed securities in government-sponsored entities	—	74,043	—	74,043
Private-label mortgage-backed securities	—	17,326	—	17,326

Total debt securities	—	200,852	—	200,852
Equity securities in financial institutions	920	—	—	920

Total	$920	200,852	—	201,772

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

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2011, are reported as investment securities gains (losses), net on the Consolidated Statement of Income.

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2011 and 2010, by level within the fair value hierarchy. Impaired loans that are collateral-dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		December 31, 2011
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,581	$13,581
Other real estate owned	—	—	2,196	2,196

18. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

		December 31, 2010
	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$7,070	$7,070
Other real estate owned	—	—	2,302	2,302

The estimated fair value of the Company’s financial instruments at December 31 is as follows:

	December 31, 2011		December 31, 2010
(Dollar amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$34,390	$34,390	$30,635	$30,635
Investment securities available for sale	193,977	193,977	201,772	201,772
Net loans	395,061	382,542	366,277	347,599
Bank-owned life insurance	8,257	8,257	7,979	7,979
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,234	2,234	2,259	2,259

Financial liabilities:
Deposits	$580,962	$587,178	$565,251	$570,471
Short-term borrowings	7,392	7,392	7,632	7,632
Other borrowings	16,831	17,327	19,321	19,801
Accrued interest payable	645	645	790	790

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

18. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 14.

19. COMMON STOCK OFFERING

In the period from January through August of 2011 we sold a total of 138,150 shares of common stock in a private offering at $16 per share, for total gross proceeds of $2.2 million. As part of the private offering we also entered into a Stock Purchase Agreement with Bank Opportunity Fund LLC. Completion of the sale of shares to Bank Opportunity Fund under the Stock Purchase Agreement is subject to numerous conditions, including but not limited to receipt of regulatory approval and receipt of stockholder approval under the Ohio Control Share Acquisition Act. If all conditions are satisfied we will sell to Bank Opportunity Fund at the cash purchase price of $16 per share a number of shares and warrants to acquire shares such that Bank Opportunity Fund will own or have the right to acquire ownership of 24.9% of our stock outstanding. The number of shares acquirable by exercise of warrants to be issued to Bank Opportunity Fund is 15% of the total number of common shares issued to Bank Opportunity Fund. The exact number of shares and warrants to be issued to Bank Opportunity Fund will be determined at closing of the transaction, but the number is expected to exceed 500,000 shares and warrants to acquire an additional 75,000 shares.

20. PARENT COMPANY

Following are condensed financial statements for the Company.

CONDENSED BALANCE SHEET

(Dollar amounts in thousands)	December 31,
	2011	2010
ASSETS
Cash and due from banks	$710	$257
Investment securities available for sale	751	920
Investment in non-bank subsidiary	2,944	3,385
Investment in subsidiary banks	55,256	46,666
Other assets	1,638	840

TOTAL ASSETS	$61,299	$52,068

LIABILITIES
Trust preferred securities	$8,248	$8,248
Short-term borrowings	5,700	5,700
Other liabilities	98	98

TOTAL LIABILITIES	14,046	14,046

STOCKHOLDERS’ EQUITY	47,253	38,022

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,299	$52,068

CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(Dollar amounts in thousands)	2011	2010	2009
INCOME
Dividends from subsidiary bank	$2,403	$2,061	$2,189
Interest income	—	3	9
Other	(177)	17	—

Total income	2,226	2,081	2,198

EXPENSES
Interest expense	772	773	547
Other	370	270	266

Total expenses	1,142	1,043	813

Income before income tax benefit	1,084	1,038	1,385

Income tax benefit	(449)	(348)	(273)

Income before equity in undistributed net income of subsidiaries	1,533	1,386	1,658

Equity in undistributed net income of subsidiaries	2,597	1,131	123

NET INCOME	$4,130	$2,517	$1,781

20. PARENT COMPANY (continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Dollar amounts in thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$4,130	$2,517	$1,781
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Middlefield Banking Company	(3,422)	(2,582)	(1,604)
Equity in undistributed net income of Emerald Bank	384	292	1,325
Equity in undistributed net income of EMORECO	441	1,159	156
Stock-based compensation expense	59	—	61
Investment securities losses, net	179	—	—
Other	(806)	(602)	(125)

Net cash provided by operating activities	965	784	1,594

INVESTING ACTIVITIES
Investment in subsidiary bank	(1,500)	(500)	(1,250)
Investment in non-bank subsidiary	—	—	(4,700)

Net cash used for investing activities	(1,500)	(500)	(5,950)

FINANCING ACTIVITIES
Net increase in short-term borrowings	—	—	5,700
Common stock issued	2,210	—	—
Proceeds from dividend reinvestment plan	542	510	557
Cash dividends	(1,764)	(1,637)	(1,608)

Net cash provided by (used for) financing activities	988	(1,127)	4,649

Increase (decrease) in cash	453	(843)	293
CASH AT BEGINNING OF YEAR	257	1,100	807

CASH AT END OF YEAR	$710	$257	$1,100

21. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Dollar amounts in thousands)	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total interest income	$7,359	$7,421	$7,528	$7,419
Total interest expense	2,341	2,304	2,134	1,873

Net interest income	5,018	5,117	5,394	5,546
Provision for loan losses	865	700	920	600

Net interest income after provision for loan losses	4,153	4,417	4,474	4,946

Total noninterest income	699	594	686	258
Total noninterest expense	3,705	4,292	3,906	3,598

Income before income taxes	1,147	719	1,254	1,606
Income taxes	145	(1)	175	277

Net income	$1,002	$720	$1,079	$1,329

Per share data:
Net income
Basic	$0.62	$0.44	$0.63	$0.76
Diluted	0.62	0.44	0.63	0.76
Average shares outstanding:
Basic	1,621,889	1,647,771	1,704,677	1,756,157
Diluted	1,651,889	1,647,920	1,704,677	1,756,157

(Dollar amounts in thousands)	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total interest income	$6,924	$7,332	$7,368	$7,470
Total interest expense	2,869	2,747	2,752	2,577

Net interest income	4,055	4,585	4,616	4,893
Provision for loan losses	439	690	1,226	1,225

Net interest income after provision for loan losses	3,616	3,895	3,390	3,668

Total noninterest income	609	685	695	634
Total noninterest expense	3,558	3,828	3,742	3,635

Income before income taxes	667	752	343	667
Income taxes	22	38	(120)	(28)

Net income	$645	$714	$463	$695

Per share data:
Net income
Basic	$0.41	$0.46	$0.29	$0.44
Diluted	0.41	0.46	0.29	0.44
Average shares outstanding:
Basic	1,565,454	1,570,852	1,578,832	1,575,213
Diluted	1,567,441	1,572,084	1,578,832	1,575,821

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

The consolidated review and analysis of Middlefield Banc Corp. (“Company”) is intended to assist the reader in evaluating the performance of the Company for the years ended December 31, 2011, 2010, and 2009. This information should be read in conjunction with the consolidated financial statements and accompanying notes to the financial statements.

The Company is an Ohio corporation organized to become the holding company of The Middlefield Banking Company (“MBC”). MBC is a state-chartered bank located in Ohio. On April 19, 2007, the Company acquired Emerald Bank (“EB”), an Ohio-chartered commercial bank headquartered in Dublin, Ohio. On October 23, 2009, the Company established an asset resolution subsidiary named EMORECO, Inc. The Company and its two banking subsidiaries derive substantially all of their income from banking and bank-related services, which includes interest earnings on residential real estate, commercial mortgage, commercial and consumer financings as well as interest earnings on investment securities and deposit services to its customers through ten locations. The Company is supervised by the Board of Governors of the Federal Reserve System, while the Banks are subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions. MBC and EB are members of the Federal Home Loan Bank (FHLB) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System.

This Management Discussion and Analysis section of the Annual Report contains forward-looking statements. Forward-looking statements are based upon a variety of estimates and assumptions. The estimates and assumptions involve judgments about a number of things, including future economic, competitive, and financial market conditions and future business decisions. These matters are inherently subject to significant business, economic, and competitive uncertainties, all of which are difficult to predict and many of which are beyond the Company’s control. Although the Company believes its estimates and assumptions are reasonable, actual results could vary materially from those shown. Inclusion of forward-looking information does not constitute a representation by the Company or any other person that the indicated results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information.

These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results in these forward-looking statements.

Significant Factors Affecting Financial Results

Formation of asset resolution subsidiary. On October 23, 2009 the Company received from the Federal Reserve Bank of Cleveland approval to establish an asset resolution subsidiary. Organized as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and ultimately dispose of nonperforming loans and real estate acquired by subsidiary banks as the result of borrower default on real-estate-secured loans. At December 31, 2011, EMORECO’s assets consist of 17 nonperforming loans and six OREO properties. EMORECO has paid approximately $5.6 million to Emerald Bank for the nonperforming loans and other real estate, using funds contributed by the Company, which were borrowed under lines of credit of the holding company. Federal law governing bank holding companies provides that a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Closer regulatory supervision of Emerald Bank. Effective February 11, 2010, the Board of Directors of the Company’s subsidiary, EB, entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Ohio Division of Financial Institutions as a result of the joint examination by the FDIC and the Ohio Division of Financial Institutions completed in the fourth quarter of 2009. The MOU sets forth certain actions required to be taken by management of EB to rectify unsatisfactory conditions identified by the federal and state banking regulators that relate to EB’s concentration of credit for non-owner occupied 1 – 4 family residential mortgage loans. The MOU requires EB to reduce delinquent and classified loans and enhance credit administration for non-owner occupied residential real estate; to develop specific plans for the reduction of borrower indebtedness on classified and delinquent credits; to correct violations of laws and regulations listed in the joint examination report; to implement an earnings improvement plan; to maintain specified capital discussed below; to submit to the FDIC and the Ohio Division of Financial Institutions for review and comment a revised methodology for calculating and determining the adequacy of the allowance for loan losses; and to provide 30 days’ advance notification of proposed dividend payments. The MOU also requires EB to maintain a Tier I leverage capital ratio of at least 9 percent. EB is required by the terms of the MOU to submit updated plans to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters.

Compliance with the terms of the MOU is a high priority for the Company. Specific actions taken include the evaluation and reorganization of lending and credit administration personnel, the retention of collection and workout personnel, and the sale of nonperforming assets of approximately $5.6 million to EMORECO. To maintain EB’s Tier I capital at the level required by the MOU, the Company has restrained EB’s growth and has contributed to EB capital of $500,000 in 2010 and $1.5 million in 2011. As of December 31, 2011, EB’s Tier 1 leverage capital ratio was 9.92%.

Continued weakness in the local and regional economies. In 2011 the Company continued to be the impacted by the recession that began in late 2007, with sluggish local and regional economies, a depressed residential and commercial real estate market, and elevated unemployment levels. We currently anticipate that in the near term of the next year or two the economy of the markets in which we conduct business will remain sluggish at best. There is the potential for further deterioration in the residential and commercial real estate markets and in unemployment levels, but we currently are optimistic that within the next year or two these local and regional macro-economic factors could actually turn slightly positive. Nevertheless, we anticipate that prevailing interest rates will remain at historically low levels, with improvement in the level of nonperforming assets and classified assets lagging somewhat behind improvement in the local and regional economies. In the longer term of three to five years, we anticipate a more solid economy locally, regionally, and nationally, with interest rates finally increasing from their prolonged record-low levels.

The economic environment that has prevailed in our markets since the end of 2007 has contributed to growth in our nonperforming assets, including loans in nonaccrual status and real estate acquired in satisfaction of defaulted debt. The growth of nonperforming assets has affected both EB and MBC. Both MBC and the Company have implemented plans to reduce substandard assets and to maintain regulatory capital at elevated levels. MBC has increased staffing to enhance the monitoring and management of the entire credit portfolio, specifically nonperforming assets. We expect that the loan department will be further augmented by the end of 2012 with additional staff, which could include a Chief Credit Officer if a suitable candidate is identified. As all of the consumer compliance and other compliance requirements established by the Dodd-Frank Wall Street Reform and Consumer Protection Act are implemented by agency regulations, we also expect that our routine compliance costs will remain at elevated levels by comparison to total compliance costs in the years before the 2010 enactment of the Dodd-Frank Act.

Capital maintenance and enhancement is a priority. In January of 2011, the Company’s board established a goal to achieve by December 31, 2011 and to maintain indefinitely thereafter Tier 1 leverage capital of 7.25% and total risk-based capital of 12%, both at the level of the Company and at MBC. The parent company board also affirmed the goal of restraining growth at the level of the subsidiary banks to promote achievement of these elevated capital level targets. The Company’s Tier 1 leverage capital was 7.13% as of December 31, 2011, with total risk-based capital of 12.06%. MBC’s Tier 1 leverage capital was 6.75% as of December 31, 2011, with total risk-based capital of 11.75%. In 2011 MBC restrained asset growth by reducing the rates paid on deposits, which also had the effect of enhancing our net interest margin. We also benefitted from stable income, saw a large increase in unrecognized gains on securities, and raised additional equity capital in a private offering. These led to increased equity capital, resulting in overall improvement to the regulatory capital ratios of MBC and the Company. The goal of the elevated capital levels is to account for the ongoing economic stress in the markets in which the Company and its subsidiary banks operate and to account for the levels of substandard and other nonperforming assets.

In the period from January through August of 2011 we sold a total of 138,150 shares of common stock in a private offering at $16 per share, for total gross proceeds of $2.2 million. As part of the private offering we also entered into a Stock Purchase Agreement with Bank Opportunity Fund LLC. Completion of the sale of shares to Bank Opportunity Fund under the Stock Purchase Agreement is subject to numerous conditions, including but not limited to receipt of regulatory approval and receipt of stockholder approval under the Ohio Control Share Acquisition Act. If all conditions are satisfied we will sell to Bank Opportunity Fund at the cash purchase price of $16 per share a number of shares and warrants to acquire shares such that Bank Opportunity Fund will own or have the right to acquire ownership of 24.9% of our stock outstanding. The number of shares acquirable by exercise of warrants to be issued to Bank Opportunity Fund is 15% of the total number of common shares issued to Bank Opportunity Fund. The exact number of shares and warrants to be issued to Bank Opportunity Fund will be determined at closing of the transaction, but the number is expected to exceed 500,000 shares and warrants to acquire an additional 75,000 shares.

Bank Opportunity Fund LLC is a Delaware limited liability company, established by its managing member Bank Acquisitions LLC, also a Delaware limited liability company. Bank Opportunity Fund was formed to invest primarily in U. S. banks, thrifts, and their holding companies. Bank Opportunity Advisors LLC, another Delaware limited liability company, is the investment adviser for Bank Opportunity Fund. Bank Acquisitions LLC as managing member and Bank Opportunity Advisors LLC as investment adviser manage the day-to-day operations and investment activities of Bank Opportunity Fund. Bank Acquisitions LLC controls Bank Opportunity Fund. Mr. Eric D. Hovde controls both Bank Acquisitions LLC and Bank Opportunity Advisors LLC. Bank Opportunity Fund expects to terminate within ten years.

An agreement we entered into with the institutional investor that purchased 85,200 shares on August 12, 2011 in the private offering requires the institutional investor to buy more shares so that the institutional investor maintains its ownership interest at 4.9%, although the investor may purchase the shares on the open market if it can acquire the shares on the open market at a lesser price than the $16 price applicable to the purchase of additional shares from us. Accordingly, completion of the transaction with Bank Opportunity Fund will entitle the institutional investor to purchase additional shares at the $16 purchase price.

The proposed sale of shares to Bank Opportunity Fund is part of a larger private offering of up to $25 million of common stock. If additional shares are sold in the private offering Bank Opportunity Fund will have the preemptive right to purchase shares so that it may maintain its 24.9% interest. Additional details concerning the private offering and the proposed sale of shares to Bank Opportunity Fund LLC are included in the Form 8-K Current Report, including exhibits, that we filed with the SEC on August 18, 2011.

We give no assurance that the conditions to completion of the sale of stock to Bank Opportunity Fund LLC will be satisfied by the June 30, 2012 deadline stated in the amended Stock Purchase Agreement or that the transaction will be completed at all. We will exceed the 7.25% leverage ratio goal and 12% total risk-based capital goal that the board established if the sale of stock to Bank Opportunity Fund is completed. Although we currently are optimistic that the sale of stock to Bank Opportunity Fund LLC will be completed, if it is not we anticipate that we will achieve the 7.25% leverage and 12% total risk-based capital goals with continued earnings growth, or if necessary by additional measures, for example by restraining asset growth or reducing assets or reducing dividends.

Longer-term prospects for growth. Capital enhancement and reduction of nonperforming assets are a higher priority than growth. The Company does not anticipate significant deposit growth, and the percentage of assets represented by the securities portfolio will continue to exceed historical levels until loan demand in the Company’s markets recovers. An increase in loan demand and in the availability of high-quality lending opportunities depends on improvement in a broad range of economic factors in the markets in which the Company operates, including employment levels and the condition of the residential and commercial real estate markets in northeastern Ohio and in central Ohio.

The financial crisis that began at the end of 2007 has had a profound impact on the banking industry. More than 400 banks and savings associations have failed. The FDIC’s list of problem institutions remains at an elevated level, with 844 problem institutions at the end of the third quarter of 2011, according to the FDIC’s Quarterly Banking Profile publication. Nonperforming and classified assets held by the banking industry likewise remain at elevated levels. With continued economic weakness, uncertainty about when the economy will recover and the strength of the recovery, the potential for further deterioration in the real estate market, and the potential for other factors to have an adverse impact on the prospects for the banking industry, such as national and global economic and political factors, the bank regulatory agencies have insisted that banks increase the size of the buffer that protects a bank from unknown potential adverse events and circumstances: regulatory capital.

Under these conditions a bank’s prospects for growth by expansion or other form of acquisition are limited by the more immediate need for additional capital or by the bank’s obligation to ensure that expansion will not expose the bank to the risk of inadequate capital. In addition, the economic events of the last few years have very adversely affected bank valuations throughout the entire industry, with the entire industry burdened by excessive nonperforming and classified assets and the potential for still more growth in those asset classes. Much of the growth by acquisition or expansion that has occurred in the banking industry in recent years has consisted of FDIC-assisted acquisitions of failed institutions. We believe that as economic uncertainties are reduced, including uncertainty about whether the nonperforming and other classified assets will continue to grow or will instead finally be reduced to more historically normal levels, the opportunities for growth, including by acquisition of other institutions or by establishment or acquisition of branches, will increase significantly. We believe that until then most of the growth that will occur will consist of organic growth based on a bank’s existing profile.

We believe that a wave of industry consolidation is likely to begin within the next few years. Our strategy is to be ready to take advantage of that when it does occur. Accordingly, we are bolstering capital and taking other measures to ensure that we can obtain the regulatory approvals that would be necessary for growth by acquisition, including committing resources to eliminating the informal supervisory enforcement action that EB has been operating with since February of 2010 and committing resources to resolving existing nonperforming and classified assets and to preventing further growth in those asset classes.

Critical Accounting Policies

Allowance for loan losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, which is affected by changing economic conditions and various external factors and which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of “Notes to Consolidated Financial Statements” commencing on the following pages of this Annual Report.

The allowance for loan loss balance as of December 31, 2011 totaled $6.8 million representing a $598,000 increase from the end of 2010. For the year of 2011, the provision for loan losses was $3.1 million which represented a decrease of $495,000 from the $3.6 million provided during 2010. The provision for 2011 is reflective of the persistent economic conditions adversely impacting the market areas served by the Company’s affiliate banks, which have caused non-performing loans to increase. Asset quality is a high-priority in our overall business plan as it relates to long-term asset growth projections. During 2011, net charge-offs increased by $191,000 to $2.5 million compared to $2.3 million in 2010, signifying a stabilizing trend. Two key ratios to monitor asset quality performance are net charge-offs/average loans and the allowance for loan losses/non-performing loans. At year-end 2011, these ratios were .65% and 27.8%, respectively, compared to .63% and 31.1% in 2010.

Valuation of Securities. Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the Consolidated Balance Sheet and noninterest income in the Consolidated Statement of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Consolidated Statement of Income. The cost of securities sold is based on the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income or loss. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

After considering the financial condition and near-term prospects of the issuers, the Company recorded an other-than temporary pre-tax charge for impairment against common stock equity securities issued by regional banking companies in the amount of $194,000, with a related tax benefit of $66,000, during 2011.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 96.2 percent of the total available-for-sale portfolio as of December 31, 2011, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $7.0 million, for which the Company evaluates credit losses on a quarterly basis. Gross unrealized gain and loss positions related to these private-label collateralized mortgage obligations amounted to $411,000 and $95,000, respectively. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions.

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities.

•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

The Company’s investment in one private-label collateralized mortgage obligation with a carrying value of $899,000 was impaired in 2010 as a result of the Company’s determination that declines in their fair value were other than temporary. As a result of this determination, the Company recognized a $35,000 before-tax, non-cash charge, which was recorded as a reduction to noninterest income.

Refer to Note 3 in the consolidated financial statements.

Income Taxes

The Company estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Company conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year. The estimated income tax expense is recorded in the Consolidated Statement of Income.

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheet. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheet. The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Company.

Changes in Financial Condition

General. The Company’s total assets increased $22.4 million or 3.5% to $654.6 million at December 31, 2011 from $632.2 million at December 31, 2010. The increase was composed of an increase in net loans receivable of $28.8 million and cash and cash equivalents of $3.8 million, which was partially offset by a decrease in investment securities available for sale of $7.8 million.

The increase in the Company’s total assets reflects a corresponding increase in total liabilities of $13.1 million or 2.2% to a total balance of $607.3 million at December 31, 2011 from $594.2 million at December 31, 2010. The Company also experienced an increase in total stockholders’ equity of $9.2 million.

The increase in total liabilities was primarily due to deposit growth for the year. Total deposits increased $15.7 million or 2.8% to $581.0 million at December 31, 2011 from $565.3 million as of December 31, 2010. The net increase in total stockholders’ equity can be attributed to an increase in accumulated other comprehensive income, common stock and net income less dividends paid.

Cash on hand and Federal funds sold. Cash and due from banks and federal funds sold represent cash and cash equivalents which increased a $3.8 million or 12.3% to $34.4 million at December 31, 2011 from $30.6 million at December 31, 2010. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The net increase in 2011 can be attributed principally to an increase in due from Federal Home Loan Bank (FHLB), Great Lakes Bankers Bank (GLBB), and Federal Reserve account balances of $5.0 million or 62.7%.

Securities. Management’s objective in structuring the portfolio is to maintain a prudent level of liquidity while providing an acceptable rate of return without sacrificing asset quality. Maturing securities have historically provided sufficient liquidity. The balance of total securities decreased $7.8 million, or 3.9%, as compared to 2010, with the ratio of securities to total assets also increasing to 29.6% at December 31, 2011, compared to 31.9% at December 31, 2010. This decrease in security investments was driven by a decrease in private-label mortgage-backed securities of $10.0 million, or 57.7%, and mortgage-backed securities in government sponsored agencies of $8.5 million, or 11.5% as compared to year-end 2010. The decrease was a result of called securities as well as management’s intent to mitigate risk within the portfolio by selling private labels. The decrease was partially offset by an increase in tax-exempt municipal securities of $10.0 million, or 14.4%, compared to year-end 2010.

The Company continues to benefit from owning mortgage-backed securities, which totaled $72.9 million or 37.6% of the Company’s total investment portfolio at December 31, 2011. The primary advantage of mortgage-backed securities has been the increased cash flows due to the more rapid (monthly) repayment of principal as compared to other types of investment securities, which deliver proceeds upon maturity or call date. The weighted average federal tax equivalent (FTE) yield on all debt securities at year-end 2011 was 4.72%, as compared to 5.19% at year-end 2010. While the Company’s focus is to generate interest revenue primarily through loan growth, management will continue to invest excess funds in securities when opportunities arise.

The majority of all of the Company’s securities are valued based on prices compiled by third party vendors using observable market data. However, certain securities are less actively traded and do not always have quoted market prices. The determination of their fair value, therefore, requires judgment, as this determination may require benchmarking to similar instruments or analyzing default and recovery rates. Examples include certain collateralized mortgage and debt obligations and high-yield debt securities.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties and commercial loans to finance the business operations and to a lesser extent construction and consumer loans. Net loans receivable increased $28.8 million or 7.9% to $395.1 million at December 31, 2011 from $366.3 million at December 31, 2010. Included in this growth were increases in commercial real estate and real estate construction loans of $24.2 and 5.7 million, respectively.

The product mix in the loan portfolio is commercial loans equaling 14.7%, construction loans 5.5%, residential real estate loans 51.7%, commercial real estate loans 27.0% and consumer loans 1.1% at December 31, 2011 compared with 15.5%, 4.3%, 56.3%, 22.6% and 1.3%, respectively, at December 31, 2010.

Loans contributed 73.5% of total interest income in 2011 and 72.5% in 2010. The loan portfolio yield of 5.69% in 2011 was 64 basis points greater than the average yield for total interest earning assets. Management recognizes that while the loan portfolio holds some of the Company’s highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. Because of the Company’s increased levels of nonperforming assets, management follows additional procedures to ensure MBC and EB obtain current borrower financial information annually throughout the life of the loan obligation.

To minimize risks associated with changes in the borrower’s future repayment capacity, the Company generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.

The Company will continue to monitor the size of its loan portfolio growth during 2012. The Company’s lending markets remain challenging and have impacted loan growth due to suppressed levels of loan originations during 2011. The Company anticipates total loan growth to be marginal, with volume to continue at a flat to moderate pace throughout 2012. The Company remains committed to sound underwriting practices without sacrificing asset quality and avoiding exposure to unnecessary risk that could weaken the credit quality of the portfolio.

FHLB stock. FHLB stock remained unchanged at $1.9 million at December 31, 2011 when compared to the prior year.

Goodwill. Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed annually for impairment and any such impairment is recognized in the period identified by a charge to earnings. In assessing goodwill for impairment, management estimates the fair value of the Company’s banking subsidiary to which the goodwill relates. To arrive at fair value estimates management considers prices received upon sale of other banking institutions of similar size and with similar operating results. Purchase prices as a multiple of earnings, book value, tangible book value and deposits are considered and applied to the Company’s banking subsidiary. The process of evaluating goodwill for impairment requires management to make significant estimates and judgments. The use of different estimates, judgments or approaches to estimate fair value could result in a different conclusion regarding impairment of goodwill. Based on the analysis, management has determined that there is no goodwill impairment.

The Company annually uses the services of an independent third party that is regarded in the banking industry as an expert in valuing core deposits and monitoring the ongoing value of core deposit intangibles and goodwill on an annual basis. Goodwill balances were unchanged in 2011.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Company, on the lives of the Company’s officers. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Company as the owner of the policies. BOLI increased by $278,000 to $8.3 million as of December 31, 2011 from $8.0 million at the end of 2010 as a result of the earnings of the underlying insurance policies.

Deposits. Interest-earning assets are funded generally by both interest-bearing and noninterest-bearing core deposits. Deposits are influenced by changes in interest rates, economic conditions and competition from other banks. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which represented 96.0% of the Company’s total funding sources at December 31, 2011. The deposit base consists of demand deposits, savings, money market accounts and time deposits. Total deposits increased $15.7 million or 2.8% to $581.0 million at December 31, 2011 from $565.3 million at December 31, 2010.

Time deposits, particularly certificates of deposit (“CD’s”), remain the most significant source of funding for the Company’s earning assets, making up 37.7% of total deposits. During 2011, time deposits decreased $26.0 million, or 10.6%, from year-end 2010. This is primarily due to the historically low market interest rates on CD’s causing customers to seek greater return or additional liquidity in other instruments.

Offsetting the decrease in time deposits was an increase in the Company’s savings balances, which were up $20.2 million, or 13.8%, to finish at $167.2 million at year-end 2011 as compared to $147.0 million at year-end 2010. Also adding to the Company’s deposit growth for the year was the increase in money market accounts which were up $4.5 million, or 6.4%, from year-end 2010. Demand deposit accounts increased $16.9 million when compared to the prior year. The Company will continue to experience increased competition for deposits in its market areas, which could challenge net growth in its deposit balances. The Company will continue to evaluate its deposit portfolio mix to properly employ both retail and wholesale funds to support earning assets and minimize interest costs.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding to benefit asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, lines of credit from other banks and repurchase agreement borrowings. Borrowed funds decreased $2.7 million or 10.1% to $24.2 million at December 31, 2011 from $27.0 million at December 31, 2010. FHLB advances declined $2.5 million with short-term borrowings decreasing $240,000.

Stockholders’ equity. The Company maintains a capital level that exceeds regulatory requirements as a margin of safety for its depositors and shareholders. All of the capital ratios exceeded the regulatory well capitalized guidelines. EB is required by the terms of its MOU to maintain Tier 1 leverage capital of at least 9%. To account for the ongoing economic stress in the markets in which the Company and its subsidiary banks operate and to account for the growth that has already occurred in substandard and other nonperforming assets, the Company’s board established a goal to achieve Tier 1 leverage capital of at least 7.25% and total risk-based capital of at least 12% by December 31, 2011, both on the part of the Company and MBC. Those goals were not achieved, but we currently expect that the Company and MBC will have leverage capital of 7.25% or more and total risk-based capital of 12% or more after closing of the transactions under the amended August 15, 2011 Stock Purchase Agreement with Bank Opportunity Fund LLC. Although we currently are optimistic that the sale of stock to Bank Opportunity Fund LLC will be completed, if it is not we anticipate that we will achieve the 7.25% leverage and 12% total risk-based capital goals with continued earnings growth, or if necessary by additional measures, for example by restraining asset growth or reducing assets or reducing dividends.

Stockholders’ equity totaled $47.3 million at December 31, 2011, compared to $38.0 million at December 31, 2010, which represents growth of 24.3%. Common stock increased $2.8 million or 9.9% to $31.2 million at December 31, 2011 from $28.4 million at December 31, 2010. The Company sold for cash a total of 138,150 shares of its common stock in a private equity offering raising capital of $2.2 million. The shares were sold to purchasers qualifying as accredited investors including directors and officers and an institutional purchaser. The Company maintains a dividend reinvestment and stock purchase plan. The plan allows shareholders to purchase additional shares of Company stock. A benefit of the plan is to permit the shareholders to reinvest cash dividends as well as make supplemental purchases without the usual payment of brokerage commissions. During 2011, shareholders invested more than $541,000 through the dividend reinvestment and stock purchase plan. These proceeds resulted in the issuance of 30,763 new shares at an average price of $17.60.

Contributing to the equity growth was a $4.1 million increase in accumulated other comprehensive income which was due to an increase of $6.1 million in the market price of investment securities AFS after tax. Offsetting the growth in capital were cash dividends paid of $1.8 million, or $1.04 per share, year-to-date.

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

	For the Twelve Months Ended December 31,
	2011			2010			2009
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable	$383,854	$21,854	5.69%	$362,239	$21,084	5.82%	$335,714	$20,271	6.04%
Investment securities (3)	195,528	7,745	4.72%	177,377	7,835	5.19%	110,142	5,676	6.03%
Interest-bearing deposits with other banks	39,162	128	0.33%	32,466	175	0.54%	16,078	104	0.64%

Total interest-earning assets	618,544	29,727	5.05%	572,082	29,094	5.32%	461,934	26,051	5.85%

Noninterest-earning assets	21,554			39,896			33,777
Total assets	$640,098			$611,978			$495,711

Interest-bearing liabilities:
Interest—bearing demand deposits	$62,918	326	0.52%	$43,714	394	0.90%	$32,609	318	0.98%
Money market deposits	74,565	601	0.81%	66,392	942	1.42%	37,200	760	2.04%
Savings deposits	159,479	1,185	0.74%	130,107	1,616	1.24%	87,295	1,371	1.57%
Certificates of deposit	225,715	5,355	2.37%	248,445	6,552	2.64%	225,821	7,847	3.47%
Borrowings	25,521	1,185	4.64%	30,865	1,441	4.67%	32,071	1,486	4.63%

Total interest-bearing liabilities	548,198	8,653	1.58%	519,522	10,945	2.11%	414,996	11,783	2.84%

Noninterest-bearing liabilities
Other liabilities	51,556			53,350			44,358
Stockholders’ equity	40,344			39,105			36,357

Total liabilities and stockholders’ equity	$640,098			$611,978			$495,711

Net interest income		$21,074			$18,149			$14,268

Interest rate spread (1)			3.47%			3.22%			3.01%
Net interest margin (2)			3.65%			3.41%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.83%			110.12%			111.31%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $1,485, $1,365, and $969 for 2011, 2010 and 2009, respectively.

	2011 versus 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$1,244	$(474)	$770
Investment securities	899	(989)	(90)
Interest-bearing deposits with other banks	29	(76)	(47)

Total interest-earning assets	2,172	(1,539)	633

Interest-bearing liabilities:
Interest—bearing demand deposits	136	(204)	(68)
Money market deposits	91	(431)	(340)
Savings deposits	292	(722)	(431)
Certificates of deposit	(569)	(627)	(1,197)
Borrowings	(249)	(7)	(256)

Total interest-bearing liabilities	(299)	(1,993)	(2,292)

Net interest income	$2,472	$453	$2,925

	2010 versus 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$1,602	$(789)	$813
Investments securities	4,057	(1,898)	2,159
Interest-bearing deposits with other banks	106	(35)	71

Total interest-earning assets	5,765	(2,722)	3,043

Interest-bearing liabilities:
Interest—bearing demand deposits	108	(32)	76
Money market deposits	597	(416)	181
Savings deposits	672	(427)	245
Certificates of deposit	786	(2,081)	(1,295)
Borrowings	(56)	11	(45)

Total interest-bearing liabilities	2,107	(2,945)	(838)

Net interest income	$3,658	$223	$3,881

Changes in Results of Operations

2011 Results Compared to 2010 Results

General. The Company posted net income of $4.1 million, compared to $2.5 million for the year ended December 31, 2010. On a per share basis, 2011 earnings were $2.45 per diluted share, representing an increase from the $1.60 per diluted share for the year ended December 31, 2010. The return on average equity for the year ended December 31, 2011, was 10.24% and its return on average assets was 0.65%. The $1.6 million or 64.1% improvement in net income between 2011 and 2010 can be attributed to a decrease in total interest expense of $2.3 million. This was partially offset by an increase in non-interest expense of $738,000.

Net interest income. Net interest income, which is the Company’s largest revenue source, is the difference between interest income on earning assets and interest expense paid on liabilities. Net interest income is affected by the changes in interest rates and the composition of interest earning assets and interest bearing liabilities. Net interest income increased by $2.9 million in 2011 to $21.1 million compared to $18.1 million for 2010. This increase is the net result of a $2.3 million decrease in interest expense which was supported by a increase in interest income of $633,000. Interest-earning assets averaged $618.5 million during 2011 representing a $46.5 million or 8.1% increase since year-end 2010. The Company’s average interest-bearing liabilities increased 5.5% from $519.5 million in 2010 to $548.2 million in 2011.

The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators—net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents the overall profit margin: net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2011 the net interest margin, measured on a fully taxable equivalent basis increased to 3.65%, compared to 3.41% in 2010.

Interest income. Interest income increased $633,000 to $29.7 million for 2011 which was partially attributed to a $770,000 increase in interest and fees on loans. The change in interest income on securities was the net result of an increase in the average balance of investment securities which was offset by a lower yield on the portfolio. The average balance of investment securities increased by $18.1 million or 10.2% to $195.5 million for the year ended December 31, 2011 as compared to $177.4 million for the year ended December 31, 2010. The additional interest income earned due to growth was offset by a decline in the investment security yield to 4.72% for 2011, compared to 5.19% for 2010.

Interest and fees on loans increased $770,000 to $21.9 million for 2011, compared to $21.1 million for 2010. This increase was primarily attributable to the growth of the average balance of loans of $21.6 million to $383.9 million for the year ended December 31, 2011 as compared to $362.2 million for the year ended December 31, 2010 which was offset by a decline in the loan yield to 5.69% for 2011, compared to 5.82% for 2010. This decline was due to the fact that a large percentage of the loan portfolio uses the prime rate as its index. Loans continued to reprice to the historically low 3.25% prime rate throughout 2011.

Interest expense. Interest expense decreased $2.3 million or 21.0% to $8.7 million for 2011, compared with $10.9 million for 2010. This change in interest expense can be attributed to a 53 basis point decline in the rate paid on these liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. For the year ended December 31, 2011 the average balance of interest-bearing liabilities grew by $28.7 million to $548.2 million as compared to $519.5 million for the year ended December 31, 2010. Interest incurred on deposits declined by $2.0 million for the year from $9.5 million in 2009 to $7.5 million for year-end 2011. The change in deposit expense was due to a 51 basis point decline during the year which was partially offset by an increase in the average balance of $34.0 million in 2011. Interest expense incurred on FHLB advances, repurchase agreements, junior subordinated debt and other borrowings declined $256,000 or 17.8% to $1.2 million for 2011, compared to $1.4 million for 2010. The decline was slightly more profound by a 3 basis point decrease in the rate paid on these borrowings during the year.

Loan Loss Provision—The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses incurred in the normal course of lending. The provision for loan losses for the year ended December 31, 2011 was $3.1 million compared to $3.6 million in 2010. The loan loss provision is based upon management’s assessment of a variety of factors, including types and amounts of non-performing loans, historical loss experience, collectability of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The loan loss provision reflects management’s judgment of the current period cost-of-credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, actual loan losses could exceed the amounts that have been charged to operations.

The ratio of the allowance for loan losses to total loans increased to 1.70% of total loans at December 31, 2011 compared to the 1.67% at December 31, 2010. During the fourth quarter of 2009, the Company created a new entity, EMORECO, Inc., which is designed to aid in troubled asset resolution. Since its inception, EMORECO has purchased $5.6 million of non-performing assets from EB, $957,000 coming in 2011.

Non-interest income. Non-interest income decreased $386,000 or 14.7% to $2.2 million for 2011 compared to $2.6 million for 2010. The decrease is due to a reduction in service charges on deposit accounts of $272,000 and investment security losses of $194,000. The decline in service charges is the result of changes in federal regulations regarding the collection of overdraft fees while the security losses was mostly due to other than temporary impairment losses to equity securities. These were partially offset by increases in revenue from investment services of $41,000 and rental income from other real estate owned of $34,000.

Non-interest expense. Operating expenses increased $738,000, or 5.0% to $15.5 million for 2011 compared to $14.8 million for 2010. Expense increases in salaries and employee benefits of $822,000 were largely the result of the addition of employees due to the growth of the Company and increases in employees’ health benefits. Professional fees increased $122,000, or 18.0%, as management continues to explore avenues of decreased risk by leveraging outside resources. Additionally the Company recognized an increase in the Ohio state franchise tax of $113,000 when compared to 2010. Other expenses increased to $3.3 million, up $280,000 or 9.1% compared to the 2010 balance of $3.1 million. Included in this amount are expenses related to delinquent loans, foreclosures and other real estate owned which totaled $596,000 an increase of $31,000 over the prior year which represents 11.1% of the increase. EMORECO had $123,000 in loan and other real estate owned expenses in 2011. Based on the number of non-performing loans management believes that the higher than historic expenses related to asset quality will continue into 2012. Losses on the sale of other real estate owned decreased $286,000 or 36.5% to $497,000 when compared to the prior year. This decrease reflects a normalizing of the Company’s sales of other real estate owned properties and the conservative approach in original valuation of these properties. Included in this total is the Company’s non-bank asset resolution subsidiary, EMORECO, which had $455,000 in losses on the sale of other real estate owned.

Provision for Income Taxes. The provision for income taxes increased $684,000 to $596,000 for 2011, compared to a tax benefit of $88,000 in 2010. This increase was due to an increase in pretax income of $2.3 million during 2011. This increase was offset by the increase in non-taxable income from obligations of states and political subdivisions to $2.9 million, an increase of $233,000 when compared to 2010. The Company’s effective federal income tax rate in 2011 was 12.6% compared to (3.6%) in 2010.

Changes in Results of Operations

2010 Results Compared to 2009 Results

General. The Company posted net income of $2.5 million, compared to $1.8 million for the year ended December 31, 2009. On a per share basis, 2010 earnings were $1.60 per diluted share, representing an increase from the $1.15 per diluted share for the year ended December 31, 2009. The return on average equity for the year ended December 31, 2010, was 6.44% and its return on average assets was 0.41%. The $736,000 or 41.3% improvement in net income between 2010 and 2009 can be attributed to an increase in net interest income of $3.9 million. This increase was partially offset by an increase in non-interest expense of $2.1 million and an increase of $1.0 million in provision for loan losses.

Net interest income. Net interest income, which is the Company’s largest revenue source, is the difference between interest income on earning assets and interest expense paid on liabilities. Net interest income is affected by the changes in interest rates and the composition of interest earning assets and interest bearing liabilities. Net interest income increased by $3.9 million in 2010 to $18.1 million compared to $14.2 million for 2009. This increase is the net result of a $3.0 million rise in interest income which was supported by a decline in interest expense of $838,000. Interest-earning assets averaged $572.1 million during 2010 representing a $110.1 million or 23.8% increase since year-end 2009. The Company’s average interest-bearing liabilities increased 25.2% from $415.0 million in 2009 to $519.5 million in 2010.

The Company finances its earning assets with a combination of interest-bearing and interest-free funds. The interest-bearing funds are composed of deposits, short-term borrowings and long-term debt. Interest paid for the use of these funds is the second factor in the net interest income equation. Interest-free funds, such as demand deposits and stockholders’ equity, require no interest expense and, therefore, contribute significantly to net interest income.

The profit margin, or spread, on invested funds is a key performance measure. The Company monitors two key performance indicators net interest spread and net interest margin. The net interest spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents the overall profit margin: net interest income as a percentage of total interest-earning assets. This performance indicator gives effect to interest earned for all investable funds including the substantial volume of interest-free funds. For 2010 the net interest margin, measured on a fully taxable equivalent basis increased to 3.41%, compared to 3.30% in 2009.

Interest income. Interest income increased $3.0 million to $29.1 million for 2010 which was partially attributed to an $813,000 increase in interest and fees on loans which was complimented by an increase in interest on investment securities. The change in interest income on securities was attributable to an increase in the average balance of investment securities of $67.2 million or 61.0% to $177.4 million for the year ended December 31, 2010 as compared to $110.1 million for the year ended December 31, 2009. The growth was offset by a decrease in the investment security yield to 5.19% for 2010, compared to 6.03% for 2009.

Interest and fees on loans increased $813,000 to $21.1 million for 2010, compared to $20.3 million for 2009. This increase was primarily attributable to the growth of the average balance of loans of $26.5 million to $362.2 million for the year ended December 31, 2010 as compared to $335.7 million for the year ended December 31, 2009 which was offset by a decline in the loan yield to 5.82% for 2010, compared to 6.04% for 2009. This decline was due to the fact that a large percentage of the loan portfolio uses the prime rate as its index. Loans continued to re-price to the historically low 3.25% prime rate throughout 2010.

Interest expense. Interest expense decreased $838,000 or 7.1% to $10.9 for 2010, compared with $11.8 million for 2009. This change in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities which was more than offset by a 73 basis point decline in the rate paid on these liabilities. For the year ended December 31, 2010 the average balance of interest-bearing liabilities grew by $104.5 million to $519.5 million as compared to $415.0 million for the year ended December 31, 2009. Interest incurred on deposits declined by $792,000 for the year from $10.3 million in 2009 to $9.5 million for year-end 2010. The change in deposit expense was due to both an increase in the average balance of $105.7 million in 2010 which was more than offset by a 75 basis point decline during the year. Interest incurred on FHLB advances, repurchase agreements, junior subordinated debt and other borrowings declined $45,000 or 3.0% to $1.4 million for 2010, compared to $1.5 million for 2009. The decline was mitigated by a 4 basis point increase in the rate paid on these borrowings during the year.

Loan Loss Provision—The provision for loan losses is an operating expense recorded to maintain the related balance sheet allowance for loan losses at an amount considered adequate to cover probable losses incurred in the normal course of lending. The provision for loan losses at December 31, 2010 was $3.6 million compared to $2.6 million in 2009. The loan loss provision is based upon management’s assessment of a variety of factors, including types and amounts of non-performing loans, historical loss experience, collectability of collateral values and guaranties, pending legal action for collection of loans and related guaranties, and current economic conditions. The loan loss provision reflects management’s judgment of the current period cost-of-credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, actual loan losses could exceed the amounts that have been charged to operations.

Our asset quality numbers reflect the continued environment of sustained economic weakness, including continued high unemployment, increased levels of under-employment, and lower real estate values. In our northeastern Ohio markets, credit issues are tied to owner occupied residential properties. In contrast, our central Ohio market is reporting delinquencies tied to non-owner occupied residential properties. We believe that it is prudent, in light of the increased amount of non-performing loans, to operate with higher levels of general loan loss reserves. During 2011, we will continue to provide a higher than historic level of provision to address credit quality issues.

The increased loan loss provision, which has outpaced loan charge-offs, has substantially strengthened the allowance for loan losses. The ratio of the allowance for loan losses to total loans increased to 1.67% of total loans at December 31, 2010 compared to the 1.40% at December 31, 2009. During the fourth quarter of 2009, the Company created a new entity, EMORECO, Inc., which is designed to aid in troubled asset resolution. During November 2009, EMORECO purchased $4.6 million of non-performing assets from EB. The Company provided $720,000 in support of loans held in EMORECO in 2010.

Non-interest income. Non-interest income decreased $45,000 or 1.7% to $2.6 million for 2010 compared to $2.7 million for 2009. The decrease is due to a reduction in service charges on deposit accounts of $121,000. This decline is the result of changes in federal regulations regarding the collection of overdraft fees. This decrease was partially offset by the collection of rent on other real estate owned properties, a net gain of $11,000 on the sale of investment securities and a $7,000 increase in income on bank owned insurance policies.

Non-interest expense. Operating expenses increased $2.1 million, or 16.7% to $14.8 million for 2010 compared to $12.7 million for 2009. Expense increases in salaries and employee benefits of $473,000 were the result of the addition of employees due to the growth of the Company and increases in employees’ health benefits. FDIC assessments increased $459,000 in 2010 which was a result of the deposit growth for the year. Losses on the sale of other real estate owned increased $600,000 or 327.9% to $783,000 when compared to the prior year. This increase reflects the Company’s active pursuit of sales opportunities of other real estate owned properties and a conservative approach in valuing these properties. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $730,000 in losses on the sale of other real estate owned. Other expenses increased to $3.1 million, up $760,000 or 33.0% compared to the 2009 balance of $2.3 million. Included in this amount are expenses related to delinquent loans, foreclosures and other real estate owned which totaled $565,000 an increase of $521,000 over the prior year which represents 62.5% of the increase. EMORECO had $353,000 in loan and other real estate owned expenses in 2010. Based on the number of non-performing loans management believes that the higher than historic expenses related to asset quality will continue into 2011. Offsetting these increases is a reduction of $174,000 in data processing costs which occurred when the Company changed data processors in April 2010 which resulted in a more favorable data processing contract. Additionally the Company received Ohio state franchise tax refunds which resulted in a $145,000 decrease when compared to 2009.

Provision for Income Taxes. The provision for income taxes decreased $15,000 or 20.5% to a tax benefit of $88,000 for 2010, compared to a tax benefit of $73,000 in 2009. This decrease was due to an increase in pretax income of $721,000 during 2010. This increase was offset by the increase in non-taxable income from obligations of states and political subdivisions to $2.7 million an increase of $768,000 when compared to 2009. The Company’s effective federal income tax rate in 2010 was (3.6%) compared to (4.3%) in 2009.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors and senior management. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies.

Interest Rate Sensitivity Simulation Analysis

The Company utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes the various rate scenarios of the simulation modeling enables the Company to more accurately evaluate and manage the exposure of interest rate fluctuations on net interest income, the yield curve, various loan and mortgage-backed security prepayments, and deposit decay assumptions.

Earnings simulation modeling and assumptions about the timing and volatility of cash flows are critical in net portfolio equity valuation analysis. Particularly important are the assumptions driving mortgage prepayments and expected attrition of the core deposit portfolios. These assumptions are based on the Company’s historical experience and industry standards and are applied consistently across all rate risk measures.

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

The following table presents the simulated impact of a 200 basis point upward or downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at December 31, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2011 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2011 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points
Net interest income—increase	2.07%	0.19%
Portfolio equity—increase (decrease)	(16.52)%	(17.04)%

Allowance for Loan Losses. The allowance for loan losses (ALL) represents the amount management estimates are adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries credited to it. The ALL is established through a provision for loan losses, which is charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the ALL, taking into account the overall risk characteristics of the various portfolio segments, the Company’s loan loss experience, the impact of economic conditions on borrowers, and other relevant factors. The estimates used to determine the adequacy of the ALL, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term. The total ALL is a combination of a specific allowance for identified problem loans and a general allowance for homogeneous loan pools.

In 2011, the combination of relative weakness in commercial real estate values and a sluggish economy continued to have an adverse impact on the financial condition of commercial borrowers. Management does see continuing signs that the local economic environment has stabilized and that certain industries, specifically timber and construction, within our defined market area have experienced some improvement. Though economic improvement is noted, it has not been for a period of time sufficient to warrant the medium-term outlook, as it relates to the ALL and the qualitative factors found therein.

At December 31, 2011, the Company’s ALL showed an increase of $598,000 for a balance of $6.8 million compared to $6.2 million from December 31, 2010. The allowance now represents 1.70% of the gross loan portfolio as compared to 1.67% for the previous year. The increase in the ALL was necessitated by loan downgrades and an increase to specific reserves for impaired commercial real estate loans, coupled with the impact of charge-offs remaining at an elevated level. Net loan charge-offs totaled $2.5 million, or 0.65% of average loans in 2011, compared to $2.3 million, or 0.63%, for 2010. To maintain the adequacy of the ALL, the Company recorded a yearly provision for loan loss of $3.1 million, versus $3.6 million for 2010.

The specific allowance incorporates the results of measuring impaired loans. The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on management’s determination of the amounts necessary for concentrations and changes in mix and volume of the loan portfolio, and consideration of historical loss experience.

The non-specific allowance is determined based upon management’s evaluation of existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends, collateral values, unique industry conditions within portfolio segments that existed as of the balance sheet date, and the impact of those conditions on the collectability of the loan portfolio. Management reviews these conditions quarterly. The non-specific allowance is subject to a higher degree of uncertainty because it considers risk factors that may not be reflected in the historical loss factors.

Although management uses the best information available to make the determination of the adequacy of the ALL at December 31, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions, and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review a Company’s ALL. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The following table sets forth information concerning the Company’s ALL at the dates and for the periods presented.

	For the Years Ended
	December 31,
(Dollars in thousands)	2011	2010	2009
Allowance balance at beginning of period	$6,221	$4,937	$3,557

Loans charged off:
Commercial and industrial	(568)	(450)	(217)
Real estate-construction	(6)	—	—
Real estate-mortgage:
Residential	(1,862)	(1,433)	(768)
Commercial	(265)	(428)	(81)
Consumer installment	(11)	(59)	(221)

Total loans charged off	(2,712)	(2,370)	(1,287)

Recoveries of loans previously charged-off:
Commercial and industrial	76	40	33
Real estate-construction	—	—	—
Real estate-mortgage:
Residential	122	—	—
Commercial	—	—	—
Consumer installment	27	34	56

Total recoveries	225	74	89

Net loans charged off	(2,487)	(2,296)	(1,198)

Provision for loan losses	3,085	3,580	2,578

Allowance balance at end of period	$6,819	$6,221	$4,937

Loans outstanding:
Average	$383,854	$362,239	$335,714
End of period	401,880	372,498	353,597

Ratio of allowance for loan losses to loans outstanding at end of period	1.70%	1.67%	1.40%
Net charge offs to average loans	(0.65)	(0.63)	(0.36)

The following table illustrates the allocation of the Company’s allowance for probable loan losses for each category of loan for each reported period. The allocation of the allowance to each category is not necessarily indicative of future loss in a particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	At December 31,
	2011		2010		2009
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Type of Loans:
Commercial and industrial	$1,296	14.7%	$1,234	15.4%	$864	16.1%
Real estate construction	438	5.4	356	4.3	—	2.2
Mortgage:
Residential	3,731	51.8	3,392	56.3	2,816	58.0
Commercial	1,306	27.0	1,143	22.6	1,198	22.3
Consumer installment	48	1.1	96	1.3	59	1.4

Total	$6,819	100.0%	$6,221	100.0%	$4,937	100.0%

Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system.

TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 40 TDRs with a total balance of $10.0 million as of December 31, 2011 compared to 13 TDRs totaling $1.6 million as of December 31, 2010. Non-performing loans amounted to $25.1 million or 6.3% of total loans and $20.0 million or 5.4% of total loans at December 31, 2011 and December 31, 2010, respectively. Non-performing loans secured by real estate totaled $22.8 million as of December 31, 2011, up $6.6 million from $16.2 million at December 31, 2010. The depressed state of the economy, stagnant rate of employment, and decline in the housing market across our geographic footprint continue to suppress home prices and maintain elevated inventories of houses for sale. Real estate owned is initially recorded at fair value and continually monitored.

A major factor in determining the appropriateness of the ALL is the type of collateral which secures the loans. Of the total nonperforming loans at December 31, 2011, 96.7% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company.

The following table summarizes nonperforming assets by category.

	At December 31,
	2011	2010	2009
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Commercial and industrial	$1,576	$2,540	$2,960
Real estate-construction	663	648	248
Real estate-mortgage:
Residential	10,645	11,686	10,134
Commercial	3,921	3,513	1,175
Consumer installment	—	12	2

Total nonaccrual loans	16,805	18,399	14,519

Troubled debt restructuring:
Commercial and industrial	778	619
Real estate-construction	3,883	—	—
Real estate-mortgage:
Residential	797	530	—
Commercial	1,940	428	—
Consumer installment	24	10	—

Total troubled debt restructuring	7,422	1,587	—

Accruing loans which are contractually past due 90 days or more:
Commercial and industrial	44	—	9
Real estate-construction	—	—	205
Real estate-mortgage:
Residential	275	—	441
Commercial	—	—	1,112
Consumer installment	—	—	—

Total accruing loans which are contractually past due 90 days or more	319	—	1,766

Total non—performing loans	24,546	19,986	16,285
Other real estate owned	2,196	2,302	2,164

Total non-performing assets	$26,742	$22,288	$18,450

Total non-performing loans to total loans	6.11%	5.37%	4.61%

Total non-performing loans to total assets	3.75%	3.16%	2.92%

Total non-performing assets to total assets	4.09%	3.53%	3.30%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement, including all troubled debt restructurings. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Management evaluates all loans identified as impaired individually. The Company estimates credit losses on impaired loans based on the present value of expected cash flows, or the fair value of the underlying collateral if loan repayment is expected to come from the sale or operation of the collateral. Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until that time, an allowance for loan loss is maintained for estimated losses.

Interest income that would have been recorded had loans not been placed on nonaccrual status was $859,000 in 2011; $470,000 in 2010; and $683,000 in 2009. Management is not aware of any trends or uncertainties related to any loans classified as doubtful or substandard that might have a material effect on earnings, liquidity, or capital resources.

Liquidity and Capital Resources

Liquidity. Liquidity management involves monitoring the ability to meet the cash flow needs of bank customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks, a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain deposits. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

Liquidity is managed based on factors including core deposits as a percentage of total deposits, the level of funding source diversification, the allocation and amount of deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets readily converted to cash without undue loss, the amount of cash and liquid securities we hold, and the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.

The Company’s liquid assets consist of cash and cash equivalents, which include investments in very short-term investments (i.e. federal funds sold), and investment securities classified as available for sale. The level of these assets is dependent on the Company’s operating, investing, and financing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $34.4 million or 5.3% of total assets while investment securities classified as available for sale totaled $194.0 million or 29.6% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, junior subordinated debt, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $9.1 million, $5.7 million, and $1.1 million for 2011, 2010, and 2009, respectively, generated principally from net income of $4.1 million, $2.5 million, and $1.8 million in each of these respective periods.

Investing activities used $19.4 million which consisted primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan increases of $33.0 million, as well as investment purchases of $80.1 million. Partially offsetting the usage of investment activities is $69.3 million of proceeds from investment security maturities and repayments. For the same period ended 2010, investing activities used $87.6 million in funds, principally for the net origination of loans and the purchase of investment securities of $23.0 million and $113.9 million, respectively. During the same period ended 2009, cash usages primarily consisted of loan originations of $34.5 million, as well as investment purchases of $52.2 million.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, treasury stock activity, and the payment of dividends. During 2011, net cash provided by financing activities totaled $14.0 million, principally derived from an increase in deposit accounts of $15.7 million and offset by $2.5 million to repay FHLB borrowings. During 2010, net cash provided by financing activities totaled $71.3 million, principally derived from an increase in deposit accounts. During the same period ended 2009, net cash provided by financing activities was $88.1 million, principally derived from an increase in deposit accounts and offset by the repayment of other borrowings.

Liquidity may be adversely affected by many circumstances, including unexpected deposit outflows and increased draws on lines of credit. Management monitors projected liquidity needs and determines the desirable level based in part on the Company’s commitment to make loans and management’s assessment of the Company’s ability to generate funds. The Company anticipates having sufficient liquidity to satisfy estimated short and long-term funding needs.

Capital Resources. The Company’s primary source of capital is retained earnings. Historically, the Company has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure regulatory compliance but capital adequacy for future expansion.

The Company and its subsidiaries are subject to federal regulations imposing minimum capital requirements. Management monitors both the Company’s and banks’ Total risk-based, Tier I risk-based and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At December 31, 2011, both the Company and its subsidiaries exceeded the minimum risk-based and leverage capital ratio requirements. The Company’s Total risk-based, Tier I risk-based and Tier I leverage ratios were 12.06%, 10.81%, and 7.13% at December 31, 2011. MBC’s Total risk-based, Tier I risk-based and Tier I leverage ratios were 11.75%, 10.50% and 6.75% and EB’s were 13.82%, 12.57%, and 9.92%, respectively, at December 31, 2011.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The Company had approximately 1,051 stockholders of record as of December 31, 2011. There is no established market for the Company’s common stock. The stock is traded very infrequently. Bid prices are quoted from time to time in the “pink sheets” under the symbol “MBCN.” The “pink sheets” is a quotation service for over-the-counter securities that is maintained by Pink OTC Markets Inc., a privately owned company. The following table shows the high and low bid prices of and cash dividends paid on the Company’s common stock in 2011 and 2010, adjusted for stock splits and stock dividends. This information does not reflect retail mark-up, markdown or commissions, and does not necessarily represent actual transactions.

			Cash Dividends
	High Bid	Low Bid	per share
2011
First Quarter	$19.00	$16.61	$0.26
Second Quarter	$19.00	$17.00	$0.26
Third Quarter	$18.37	$16.50	$0.26
Fourth Quarter	$17.95	$16.15	$0.26

2010
First Quarter	$24.50	$19.50	$0.26
Second Quarter	$23.00	$18.67	$0.26
Third Quarter	$20.00	$16.99	$0.26
Fourth Quarter	$18.00	$16.25	$0.26

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

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Date: March 20, 2012

/s/ Donald L. Stacy

By: Donald L. Stacy

Treasurer

(Principal Financial & Accounting Officer)

Date: March 20, 2012