Form 10-Q
period 2012-03-31
MIDDLEFIELD BANC CORP
filed 2012-05-15
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number 000-32561

Middlefield Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1585111
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15985 East High Street, Middlefield, Ohio 44062-9263

(Address of principal executive offices)

(440) 632-1666

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicle date:

Class: Common Stock, without par value

Outstanding at May 15, 2012: 1,970,044

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$22,022	$15,730
Federal funds sold	23,587	18,660

Cash and cash equivalents	45,609	34,390
Investment securities available for sale	183,770	193,977
Loans	404,269	401,880
Less allowance for loan losses	7,267	6,819

Net loans	397,002	395,061
Premises and equipment	8,368	8,264
Goodwill	4,559	4,559
Bank-owned life insurance	8,326	8,257
Accrued interest and other assets	10,315	10,043

TOTAL ASSETS	$657,949	$654,551

LIABILITIES
Deposits:
Noninterest-bearing demand	$64,517	$63,348
Interest-bearing demand	63,509	55,853
Money market	71,047	75,621
Savings	172,236	167,207
Time	212,633	218,933

Total deposits	583,942	580,962
Short-term borrowings	7,365	7,392
Other borrowings	16,561	16,831
Accrued interest and other liabilities	1,622	2,113

TOTAL LIABILITIES	609,490	607,298

STOCKHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized, 1,961,217 and 1,951,868 shares issued	31,420	31,240
Retained earnings	19,272	18,206
Accumulated other comprehensive income	4,501	4,541
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)

TOTAL STOCKHOLDERS’ EQUITY	48,459	47,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,949	$654,551

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$5,537	$5,301
Interest-bearing deposits in other institutions	4	2
Federal funds sold	3	9
Investment securities:
Taxable interest	915	1,323
Tax-exempt interest	747	698
Dividends on stock	26	26

Total interest income	7,232	7,359

INTEREST EXPENSE
Deposits	1,497	2,037
Short term borrowings	59	59
Other borrowings	84	109
Trust preferred debt	46	136

Total interest expense	1,686	2,341

NET INTEREST INCOME	5,546	5,018
Provision for loan losses	600	865

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,946	4,153

NONINTEREST INCOME
Service charges on deposit accounts	431	428
Investment securities gains, net	—	15
Earnings on bank-owned life insurance	68	73
Other income	295	183

Total noninterest income	794	699

NONINTEREST EXPENSE
Salaries and employee benefits	1,750	1,690
Occupancy expense	248	272
Equipment expense	170	158
Data processing costs	199	180
Ohio state franchise tax	129	128
Federal deposit insurance expense	243	225
Professional fees	214	211
Loss (gain) on sale of other real estate owned	18	(20)
Other expense	811	861

Total noninterest expense	3,782	3,705

Income before income taxes	1,958	1,147
Income taxes	435	145

NET INCOME	$1,523	$1,002

EARNINGS PER SHARE
Basic	$0.86	$0.62
Diluted	0.86	0.62
DIVIDENDS DECLARED PER SHARE	$0.26	$0.26

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$1,523	$1,002

Other comprehensive loss:
Net unrealized holding loss on available for sale securities	(60)	(246)
Tax effect	20	82

Reclassification adjustment for gains included in net income	—	(15)
Tax effect	—	5

Total other comprehensive loss	(40)	(174)

Comprehensive income	$1,483	$828

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except dividend per share amount)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Earnings	Income	Stock	Equity
Balance, December 31, 2011	$31,240	$18,206	$4,541	$(6,734)	$47,253

Net income		1,523			1,523
Comprehensive loss			(40)		(40)
Dividend reinvestment and purchase plan (9,349 shares)	180				180
Cash dividends ($0.26 per share)		(457)			(457)

Balance, March 31, 2012	$31,420	$19,272	$4,501	$(6,734)	$48,459

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,523	$1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	865
Investment securities gains, net	—	(15)
Depreciation and amortization	221	211
Amortization of premium and discount on investment securities	224	116
Amortization of deferred loan fees, net	(55)	(40)
Earnings on bank-owned life insurance	(68)	(73)
Deferred income taxes	(28)	(384)
Loss (gain) on sale of other real estate owned	18	(20)
Gain on sale of loans	(85)	—
Increase in accrued interest receivable	(442)	(487)
Decrease in accrued interest payable	(104)	(31)
Decrease in prepaid federal deposit insurance	211	225
Other, net	(438)	(338)

Net cash provided by operating activities	1,577	1,031

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	18,533	10,135
Proceeds from sale of securities	—	14,879
Purchases	(8,611)	(13,247)
Increase in loans, net	(2,643)	(4,487)
Proceeds from the sale of other real estate owned	210	170
Purchase of premises and equipment	(253)	(26)

Net cash provided by investing activities	7,236	7,423

FINANCING ACTIVITIES
Net increase in deposits	2,980	3,353
Decrease in short-term borrowings, net	(27)	(331)
Repayment of other borrowings	(270)	(365)
Common stock issuance	—	666
Proceeds from dividend reinvestment & purchase plan	180	148
Cash dividends	(457)	(424)

Net cash provided by financing activities	2,406	3,047

Increase in cash and cash equivalents	11,219	11,501

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,390	30,635

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,609	$42,136

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,790	$2,372
Income taxes	200	850

Non-cash investing transactions:
Transfers from loans to other real estate owned	$157	$96

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. (“Company”) include its two bank subsidiaries The Middlefield Banking Company (“MB”) and Emerald Bank (“EB”) and a non-bank asset resolution subsidiary EMORECO, Inc. All significant inter-company items have been eliminated.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2011, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with Middlefield’s Form 10-K for the year ended December 31, 2011 (File No. 000-32561). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosures in Note 4.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU did not have a significant impact on the Company’s financial statements.

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

NOTE 2—STOCK-BASED COMPENSATION

The Company has 9,000 unvested stock options outstanding but no unrecognized stock-based compensation costs outstanding as of March 31, 2012. The unvested options are scheduled to vest on May 9, 2012.

Stock option activity during the three months ended March 31, 2012 and 2011 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2012	Price	2011	Price
Outstanding, January 1	88,774	$26.81	89,077	$27.87
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(7,549)	29.22

Outstanding, March 31	88,774	$26.81	81,528	$27.75

NOTE 3—EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share uses net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

There are no convertible securities that would affect the denominator in calculating basic and diluted earnings per share. The following tables set forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding	1,953,512	1,811,419
Average treasury stock shares	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,763,982	1,621,889
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	603	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,764,585	1,621,889

Options to purchase 88,774 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended March 31, 2012. Of those options, 9,000 were considered dilutive based on the strike price exceeding the grant price. The remaining 79,774 options had no dilutive effect on the earnings per share.

Options to purchase 81,528 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of March 31, 2011.

NOTE 4—FAIR VALUE MEASUREMENTS

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

The following tables present the assets measured on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2012
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$—	$20,543	$—	$20,543
Obligations of states and political subdivisions	—	87,620	—	87,620
Mortgage-backed securities in government-sponsored entities		68,060		68,060
Private-label mortgage-backed securities	—	6,796	—	6,796

Total debt securities	—	183,019	—	183,019
Equity securities in financial institutions	5	746	—	751

Total	$5	$183,765	$—	$183,770

		December 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$—	$31,933	$—	$31,933
Obligations of states and political subdivisions	—	88,400	—	88,400
Mortgage-backed securities in government- sponsored entities		65,573		65,573
Private-label mortgage-backed securities	—	7,321	—	7,321

Total debt securities	—	193,227	—	193,227
Equity securities in financial institutions	5	745	—	750

Total	$5	$193,972	$—	$193,977

The Company obtains fair values from an independent pricing service which represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of March 31, 2012.

The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		March 31, 2012
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Impaired loans	$—	$—	$5,798	$5,798
Other real estate owned	—	—	2,125	2,125

		December 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Impaired loans	$—	$—	$13,581	$13,581
Other real estate owned	—	—	2,196	2,196

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(unaudited, in thousands) March 31, 2012	Estimate	Valuation Techniquest	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,798	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-36.1%)
			Liquidation expenses (2)	0% to 42.7% (-3.3%)
Other real estate owned	$2,125	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2012
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,609	$45,609	$—	$—	$45,609
Investment securities
Available for sale	183,770	5	183,765	—	183,770
Net loans	397,002	—	—	384,755	384,755
Bank-owned life insurance	8,326	8,326		—	8,326
Federal Home Loan Bank stock	1,887	1,887		—	1,887
Accrued interest receivable	2,676	2,676	—	—	2,676

Financial liabilities:
Deposits	$583,942	$371,308	$—	$218,353	$589,661
Short-term borrowings	7,365	7,365	—	—	7,365
Other borrowings	16,561	—	—	16,999	16,999
Accrued interest payable	541	541	—	—	541

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,609	$45,609	$34,390	$34,390
Investment securities
Available for sale	183,770	183,770	193,977	193,977
Net loans	397,002	384,755	395,061	382,542
Bank-owned life insurance	8,326	8,326	8,257	8,257
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,676	2,676	2,234	2,234

Financial liabilities:
Deposits	$583,942	$589,661	$580,962	$587,178
Short-term borrowings	7,365	7,365	7,392	7,392
Other borrowings	16,561	16,999	16,831	17,327
Accrued interest payable	541	541	645	645

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

Loans

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were used as estimates for fair value.

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

NOTE 5—INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
U.S. government agency securities	$20,162	$399	$(18)	$20,543
Obligations of states and political subdivisions:
Taxable	8,204	646	—	8,850
Tax-exempt	75,123	3,691	(44)	78,770
Mortgage-backed securities in government-sponsored entities	66,350	1,761	(51)	68,060
Private-label mortgage backed securities	6,361	467	(32)	6,796

Total debt securities	176,200	6,964	(145)	183,019
Equity securities in financial institutions	750	1	—	751

Total	$176,950	$6,965	$(145)	$183,770

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agency securities	$31,520	$427	$(14)	$31,933
Obligations of states and political subdivisions:
Taxable	8,207	766	—	8,973
Tax-exempt	75,807	3,681	(61)	79,427
Mortgage-backed securities in government-sponsored entities	63,808	1,819	(54)	65,573
Private-label mortgage-backed securities	7,005	411	(95)	7,321

Total debt securities	186,347	7,104	(224)	193,227
Equity securities in financial institutions	750	—	—	750

Total	$187,097	$7,104	$(224)	$193,977

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$2,303	$2,353
Due after one year through five years	4,769	5,065
Due after five years through ten years	17,911	18,745
Due after ten years	151,217	156,856

Total	$176,200	$183,019

There were no sales of investment securities available for sale during the three-months ended March 31, 2012. Proceeds from the sales of investment securities available for sale were $14.9 million during the three-months ended March 31, 2011. Gross gains realized were $15,000 during the three-months ended March 31, 2011.

Investment securities with an approximate carrying value of $52,126,000 and $47,187,000 at March 31, 2012 and 2011, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$980	$(18)	$—	$—	$980	$(18)
Obligations of states and political subdivisions	1,091	(19)	532	(25)	1,623	(44)
Mortgage-backed securities in government-sponsored entities	9,407	(51)	—	—	9,407	(51)
Private-label mortgage-backed securities	—	—	396	(32)	396	(32)

Total	$11,478	$(88)	$928	$(57)	$12,406	$(145)

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$1,986	$(14)	$—	$—	$1,986	$(14)
Obligations of states and political subdivisions	2,707	(40)	919	(21)	3,626	(61)
Mortgage-backed securities in government-sponsored entities	8,992	(54)	—	—	8,992	(54)
Private-label mortgage-backed securities	1,628	(42)	398	(53)	2,026	(95)

Total	$15,313	$(150)	$1,317	$(74)	$16,630	$(224)

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 96% of the total available-for-sale portfolio as of March 31, 2012 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $6.8 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $467,000 and the gross unrealized loss position was $32,000 on March 31, 2012. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

For the three months ended March 31, 2012, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.

NOTE 6—LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011
Commercial and industrial	$60,924	$59,185
Real estate—construction	21,444	21,545
Real estate—mortgage:
Residential	207,735	208,139
Commercial	109,941	108,502
Consumer installment	4,225	4,509

	404,269	401,880
Less allowance for loan losses	7,267	6,819

Net loans	$397,002	$395,061

The Company’s primary business activity is with customers located within its local trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The Company also serves the central Ohio market with offices in Dublin and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

The following tables summarize the primary segments of the loan portfolio and allowance for loan losses (in thousands):

			Real Estate- Mortgage
March 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Total loans	$60,924	$21,444	$207,735	$109,941	$4,225	$404,269

Individually evaluated for impairment	$4,020	$700	$4,743	$7,119	$—	$16,582
Collectively evaluated for impairment	56,904	20,744	202,992	102,822	4,225	387,687

			Real estate- Mortgage
December 31, 2011	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Total loans	$59,185	$21,545	$208,139	$108,502	$4,509	$401,880

Individually evaluated for impairment	$4,492	$867	$4,882	$6,491	$—	$16,732
Collectively evaluated for impairment	54,693	20,678	203,257	102,011	4,509	385,148

			Real Estate- Mortgage
March 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$460	$125	338	$252	—	$1,175
Collectively evaluated for impairment	952	352	3,626	1,116	46	6,092

Total ending allowance balance	$1,412	$477	$3,964	$1,368	$46	$7,267

			Real Estate- Mortgage
December 31, 2011	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$196	$125	—	$551	—	$872
Collectively evaluated for impairment	1,100	313	3,731	755	48	5,947

Total ending allowance balance	$1,296	$438	$3,731	$1,306	$48	$6,819

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate—Mortgage which is further segmented into Residential and Commercial real estate, and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purposed of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

For the Three-months Ended March 31, 2012
	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$467	$465	$—	$467	$11
Real estate - construction	203	203	—	203	—
Real estate - mortgage:
Residential	2,469	2,474	—	2,469	27
Commercial	850	852	—	850	14
Consumer installment	28	—	—	28	1

With an allowance recorded:
Commercial and industrial	$1,314	$1,316	$460	$1,314	$1
Real estate - construction	268	268	125	268	1
Real estate - mortgage:
Residential	340	341	338	340	—
Commercial	1,034	1,036	252	1,034	12
Consumer installment	—	28	—	—	—

Total:
Commercial and industrial	$1,781	$1,781	$460	$1,781	$12
Real estate - construction	471	471	125	471	1
Real estate - mortgage:
Residential	2,809	2,815	338	2,809	27
Commercial	1,884	1,888	252	1,884	26
Consumer installment	28	28	—	28	1

For the Year Ended December 31, 2011
	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,172	$1,172	$—	$2,079	$57
Real estate - construction	4,250	4,250	—	1,462	201
Real estate - mortgage:
Residential	3,188	3,193	—	1,153	157
Commercial	2,528	2,536	—	2,403	76
Consumer installment	24	24	—	13	2

With an allowance recorded:
Commercial and industrial	$465	$465	$196	$1,062	$1
Real estate - construction	271	271	125	137	15
Real estate - mortgage:
Residential	—	—	—	287	—
Commercial	2,555	2,560	551	2,258	21

Total:
Commercial and industrial	$1,637	$1,637	$196	$3,141	$58
Real estate - construction	4,521	4,521	125	1,599	216
Real estate - mortgage:
Residential	3,188	3,193	—	1,440	157
Commercial	5,083	5,096	551	4,660	97
Consumer installment	24	24	—	13	2

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

		Special			Total
March 31, 2012	Pass	Mention	Substandard	Doubtful	Loans
Commercial and industrial	$55,671	$1,024	$4,229	$—	$60,924
Real estate - construction	20,948	—	496	—	21,444
Real estate - mortgage:
Residential	192,771	1,022	13,942	—	207,735
Commercial	101,399	1,758	6,784	—	109,941
Consumer installment	4,213	5	7	—	4,225

Total	$375,002	$3,809	$25,458	$—	$404,269

		Special			Total
December 31, 2011	Pass	Mention	Substandard	Doubtful	Loans
Commercial and industrial	$53,645	$1,104	$4,363	$73	$59,185
Real estate - construction	20,883	—	662	—	21,545
Real estate - mortgage:
Residential	192,534	1,100	14,505	—	208,139
Commercial	100,536	443	7,523	—	108,502
Consumer installment	4,495	6	8	—	4,509

Total	$372,093	$2,653	$27,061	$73	$401,880

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
March 31, 2012	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Commercial and industrial	$58,027	$1,188	$89	$213	$1,490	$1,407	$60,924
Real estate - construction	20,605	—	—	343	343	496	21,444
Real estate - mortgage:
Residential	194,418	1,211	1,022	555	2,788	10,529	207,735
Commercial	105,686	795	251	—	1,046	3,209	109,941
Consumer installment	4,127	79	19	—	98	—	4,225

Total	$382,863	$3,273	$1,381	$1,111	$5,765	$15,641	$404,269

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
December 31, 2011	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Commercial and industrial	$57,291	$258	$16	$44	$318	$1,576	$59,185
Real estate - construction	20,862	20	—	—	20	663	21,545
Real estate - mortgage:
Residential	193,732	2,624	863	275	3,762	10,645	208,139
Commercial	104,086	83	412	—	495	3,921	108,502
Consumer installment	4,408	60	41	—	101	—	4,509

Total	$380,379	$3,045	$1,332	$319	$4,696	$16,805	$401,880

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

The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity at the purpose code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer and Commercial pools currently use a rolling 8 quarters.

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

The following table summarizes the primary segments of the loan portfolio as of March 31, 2012 and 2011 (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2011	$1,296	$438	$3,731	$1,306	$48	$6,819
Charge-offs	(1)	—	(98)	(53)	(14)	(166)
Recoveries	3	—	3	—	8	14
Provision	114	39	328	115	4	600

ALL balance at March 31, 2012	$1,412	$477	$3,964	$1,368	$46	$7,267

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2010	962	$188	$3,434	$1,543	$94	$6,221
Charge-offs	(70)	(6)	(340)	(10)	(6)	(432)
Recoveries	13	—	—	—	18	31
Provision	134	26	477	215	13	865

ALL balance at March 31, 2011	$1,039	$208	$3,571	$1,748	$119	$6,685

The following tables summarize troubled debt restructurings (in thousands):

Modifications

As of March 31, 2012

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	6	$178	$168
Real estate - construction	—	—	—
Real estate - mortgage:
Residential	3	94	88
Commercial	—	—	—
Consumer Installment	1	5	5

Modifications

As of December 31, 2011

Troubled debt restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	8	$586	$586
Real estate - construction	2	3,883	3,883
Real estate - mortgage:
Residential	10	1,639	1,639
Commercial	2	1,625	1,625
Consumer installment	2	24	24

There were no troubled debt restructurings that subsequently defaulted as of March 31, 2012 and December 31, 2011.

NOTE 7 – SUBSEQUENT EVENTS

Middlefield Banc Corp. and Banc Opportunity Fund LLC entered into an August 15, 2011 Stock Purchase Agreement, which was amended by the First Amendment, dated September 29, 2011, the Second Amendment, dated October 20, 2011, the Third Amendment, dated November 28, 2011, the Fourth Amendment, dated December 21, 2011, and the Fifth Amendment, dated April 17, 2012. Subject to regulatory approval on the part of the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions, the Stock Purchase Agreement provides for the purchase by Bank Opportunity Fund of up to 24.9% of the common stock of Middlefield Banc Corp. As amended by the Fifth Amendment, the Stock Purchase Agreement provides for Bank Opportunity Fund’s ownership to rise to 24.9% in three stages: (1) ownership of 4.9%, which occurred with the purchase by a Bank Opportunity Fund affiliate of 93,050 shares at $16 per share on April 17, 2012, when the Fifth Amendment was entered into, (2) ownership of 9.9%, which occurred on April 30, 2012 with the purchase by the affiliate of 103,585 additional shares at $16 per share, and (3) assuming stockholder approval is obtained under the Ohio Control Share Acquisition Act, ownership of 24.9%, with the purchase of an estimated 393,600 shares at $17 per share, to occur on or before July 31, 2012. Subject to regulatory approval, Bank Opportunity Fund would also be entitled to designate one director for service on the board of Middlefield Banc Corp. and each of its subsidiary banks.

As previously reported by Middlefield Banc Corp. in a Form 8-K Current Report filed with the SEC on April 23, 2012 and in a Form 8-K Current Report filed with the SEC on May 4, 2012, Middlefield Banc Corp. has sold in a private offering to Bank Opportunity Fund LLC a total of 196,635 shares of common stock, representing 9.9% of shares outstanding immediately after the sale. The shares were purchased by Mr. Eric D. Hovde, an affiliate of Bank Opportunity Fund. Mr. Hovde controls Bank Opportunity Advisors LLC, a Delaware limited liability company that serves as the investment advisor for Bank Opportunity Fund. Mr. Hovde also controls Bank Acquisitions LLC, a Delaware limited liability company that serves as the managing member of Bank Opportunity Fund. Bank Acquisitions LLC controls Bank Opportunity Fund. Middlefield Banc Corp. anticipates that the shares purchased by Mr. Eric D. Hovde will be assigned by him to Bank Opportunity Fund if necessary regulatory approvals are obtained by Bank Opportunity Fund.

The foregoing description of the Stock Purchase Agreement, as amended, is qualified in its entirety by reference to (x) the August 15, 2011 Stock Purchase Agreement (exhibit 10.26 to Middlefield Banc Corp.’s Form 10-K Annual Report for the year ended December 31, 2011), (y) the First, Second, Third, and Fourth Amendments to the Stock Purchase Agreement (exhibits 10.26.1, 10.26.2, 10.26.3, and 10.26.4 to Middlefield Banc Corp.’s Form 10-K Annual Report for the year ended December 31, 2011), and (z) the Fifth Amendment (exhibit 10.26.6 to Middlefield Banc Corp.’s Form 8-K Current Report filed with the SEC on April 23, 2012).

An institutional investor that acquired 4.9% of Middlefield Banc Corp.’s common stock in August of 2011 also has the right under its subscription agreement to purchase from Middlefield Banc Corp. additional shares at $16 per share in order to maintain the institutional investor’s 4.9% interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2012 quarter at $657.9 million, an increase of $3.4 million or ..5% from December 31, 2011. Investment securities available for sale decreased $10.2 million and net loans increased $2 million. The increase in total assets reflected a corresponding increase in total liabilities of $2.2 million or .4% and an increase in stockholders’ equity of $1.2 million or 2.6%. The increase in total liabilities was the result of deposit growth of $3.0 million or .5%. This was partially offset by decreases to other borrowings and other accrued interest and other liabilities of $270,000 and $491,000, respectively, for the quarter. The increase in stockholders’ equity resulted mostly from an increase in retained earnings and common stock of $1.1 million and $180,000, respectively. A partial offset resulted from a decrease in accumulated other comprehensive income of $40,000.

Cash on hand and due from banks. Cash on hand and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $11.2 million or 32.6% to $45.6 million at March 31, 2012 from $34.4 million at December 31, 2011. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Investment securities. Investment securities available for sale on March 31, 2012 totaled $183.8 million, a decrease of $10.2 million or 5.3% from $194.0 million at December 31, 2011. During this period the Company recorded purchases of available for sale securities of $8.6 million, consisting of mortgage-backed securities, municipal and U. S. government bonds. Offsetting the purchases of securities were repayments, calls, and maturities of $18.5 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $1.9 million or .5% to $397.0 million as of March 31, 2012 from $395.1 million at December 31, 2011. Included in this amount was an increase in the commercial real estate mortgage segment of $1.4 million or 1.3% as well as the commercial and industrial loan portfolio of $1.7 million or 2.9% during the three months ended March 31, 2012. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.

Allowance for Loan Losses and Asset Quality. In the first quarter of 2012, the weakness in real estate values and the economy appears to have curtailed somewhat. Small business customers have seen a marked improvement in revenue-producing activity. Delinquency has also improved due to additional staffing. These additions have led to more timely and personal collection contact with borrowers, positively impacting overall delinquency.

The Company increased the allowance for loan losses to $7.3 million, or 1.8% of total loans, at March 31, 2012, compared to $6.8 million, or 1.7%, at December 31, 2011. The increase in the allowance for loan losses is a continuation of the Company’s approach to accurately measure credits identified as troubled in quarters past. The impact of charge-offs remains, but has waned since the same period in 2011. First quarter 2012 net loan charge-offs totaled $152,000, or 0.04% of average loans, compared to $401,000, or 0.11%, for the first quarter of 2011. To maintain the adequacy of the allowance for loan losses, the Company recorded a first quarter provision for loan losses of $600,000, versus $865,000 for the first quarter of 2011.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at March 31, 2012. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.

Non-performing assets. Non-performing assets includes non-accrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system. The shadow accounting system tracks interest on nonaccrual loan payments as though current. The shadow account splits principal and interest on payments while the actual account undergoes only a principal reduction. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 41 TDRs with a total balance of $4.1 million as of March 31, 2012. Non-performing loans amounted to $17.7 million or 4.4% and $24.5 million or 6.1% of total loans at March 31, 2012 and December 31, 2011, respectively. The decrease in nonperforming loans has occurred primarily due to performance of previously classified TDRs. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Non-performing loans secured by real estate totaled $16.6 million as of March 31, 2012, down $6.2 million from $22.8 million at December 31, 2011. The stabilization of the economy has somewhat alleviated this previously negative trend. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value.

(Dollar amounts in thousands)	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Nonperforming loans	$17,677	$24,546	$22,725	$22,469	$22,014
Real estate owned	2,125	2,196	2,173	2,145	2,248

Nonperforming assets	19,802	26,742	24,898	24,614	24,262

Allowance for loan losses	7,267	6,819	7,574	7,027	6,685

Ratios
Nonperforming loans to total loans	4.37%	6.11%	5.85%	5.83%	5.85%
Nonperforming assets to total assets	3.01%	4.09%	3.77%	3.85%	3.82%
Allowance for loan losses to total loans	1.80%	1.70%	1.95%	1.82%	1.78%
Allowance for loan losses to nonperforming loans	41.11%	27.78%	33.33%	31.27%	30.37%

A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2012, 94.1% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $583.9 million or 96.1% of the Company’s total funding sources at March 31, 2012. Total deposits increased $3.0 million or .5% to $583.9 million at March 31, 2012 from $581.0 million at December 31, 2011. The increase in deposits is primarily related to the growth of interest-bearing demand, noninterest-bearing demand, and savings accounts of $7.7 million or 13.7%, $1.2 million or 1.8%, and $5.0 million or 3.0%, respectively, at March 31, 2012. These increases were largely offset by a decline in certificates of deposit and money market deposit accounts of $6.3 million or 2.9% and $4.6 million or 6.0%, respectively, during the three months ended March 31, 2012.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $27,000 or .4% to $7.4 million as of March 31, 2012. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $270,000 for the quarter. The decline in FHLB advances was the result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $1.2 million or 2.6% to $48.5 million at March 31, 2012 from $47.3 million at December 31, 2011. This increase was the result of increases in common stock and retained earnings of $180,000 and $1.1 million, respectively. A partial offset resulted from dividends paid of $457,000 and a decrease in accumulated other comprehensive income, due to decreases in the market value of the Company’s securities available for sale portfolio, of $40,000. The increase in common stock was the result of issuing 9,349 shares via the Company’s dividend reinvestment plan at a price of $19.27 since December 31, 2011.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2012, was $1.5 million, a $521,000, or 52.0% increase from the $1.0 million earned during the same period in 2011. Diluted earnings per share for the first quarter of 2012 was $0.86 compared to $0.62 for the same period in 2011.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter were 0.94% and 12.81%, respectively, compared with 0.63% and 10.50% for the first quarter of 2011.

The Company’s year-to-date earnings were positively impacted by an increase in loan income combined with a decrease in deposit interest expense. This was partially offset by an increase in non-interest expense.

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

Net interest income for the three-months ended March 31, 2012 totaled $5.5 million, an increase of 10.5% from the $5.0 million reported for the comparable period of 2011. The net interest margin was 3.89% for the first quarter of 2012, up from the 3.68% reported for the same quarter of 2011. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 51 basis points to 1.26%. Deposit growth at the Banks has primarily been in products such as savings and interest-bearing demand accounts, which generally carry lower interest costs than other deposit alternatives.

Interest income. Interest income decreased $127,000, or 1.7%, for the three months ended March 31, 2012, compared to the same period in the prior year. This can be attributed to a decrease in interest earned on taxable investment securities of $408,000.

Interest earned on loans receivable increased $236,000, or 4.5%, for the three months ended March 31, 2012, compared to the same period in the prior year. This increase was attributable to a $27.1 million or 7.3% increase in the average balance of loans receivable from March 31, 2011.

Interest earned on securities decreased $359,000, or 17.8%, for the three months ended March 31, 2012, compared to the same period in the prior year. This was primarily the result of a decrease in the average balance of the securities portfolio of $5.8 million, or 3.0%, to $189.3 million at March 31, 2012 from $195.1 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield. The total investment securities portfolio yield of 4.35% for the three months ended March 31, 2012 decreased by 60 basis points from 4.95% for the same period in the prior year.

Interest expense. Interest expense decreased $655,000, or 28.0%, for the three months ended March 31, 2012, compared to the same period in the prior year. This can be attributed to decreases in interest incurred on deposits and trust preferred securities of $540,000 and $90,000, respectively. The reduction was exacerbated by the reduction of the rate paid on interest-bearing liabilities of 51 basis points when compared to the three-months ended March 31, 2011.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $540,000, or 26.5%, for the three months ended March 31, 2012, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits of 1.17% for the three months ended March 31, 2012 from 1.62% for the same period in the prior year. The improvement in interest cost due to rates was partially offset by increases in the average balance of interest-bearing deposits of $5.6 million, or 1.1%, to $515.4 million for the three months ended March 31, 2012, compared to $509.8 million for the same period in the prior year. This increase is reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to minimize total interest expense.

Interest incurred on borrowed funds, declined by $115,000, for the three months ended March 31, 2012, compared with the same period in the prior year. This decline was primarily attributable to a reduction of $90,000 in interest paid on trust preferred securities when compared to March 31, 2012.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $600,000 was recorded for the quarter ended March 31, 2012 compared to $865,000 for the quarter ended March 31, 2011. The provision for loan losses was lower for the current quarter due to decreases in net charge-offs and decreases in nonperforming and delinquent loans. Nonperforming loans were $17.7 million, or 4.37% of total loans at March 31, 2012 compared with $22.0 million, or 5.9% at March 31, 2011. Net charge-offs were $152,000 for the quarter ended March 31, 2012 compared with $401,000 for the quarter ended March 31, 2011. Total loans were $404.3 million at March 31, 2012 compared with $376.5 million at March 31, 2011.

Non-interest income. Non-interest income increased $95,000 for the three-month period of 2012 over the comparable 2011 period. This increase was the result of an $85,000 gain on the sale of an Emerald Bank loan and increased revenue from investment services of $24,000. A partial offset is related to a decrease in EMORECO rental income of $36,000.

Non-interest expense. Non-interest expense of $3.8 million for the first quarter of 2012 was 2.1%, or $77,000 higher than the first quarter of 2011. The increase in salaries and employee benefits of $60,000 is primarily attributable to a 15.8% growth in salary related expenses, from $1.5 million to $1.3 million at March 31, 2012 and 2011, respectively. The growth in salary-related expenses is commensurate with the continued growth of the Company. This growth was offset by a reduction in group insurance of 32.4%, from $429,000 to $290,000 at March 31, 2012 and 2011, respectively. FDIC assessments were $18,000 higher than the same quarter last year. The loss on the sale of other real estate owned is $18,000 compared to a gain of $20,000 in the comparable 2011 period. Included in this total is the Company’s non-bank asset resolution subsidiary EMORECO which had $26,000 in loan and other real estate owned expenses as of March 31, 2012.

Provision for income taxes. The Company recognized $435,000 in income tax expense, which reflected an effective tax rate of 22.2% for the three months ended March 31, 2012, as compared to $145,000 with an effective tax rate of 12.6% for the respective 2011 period. The increase in the tax provision can be attributed to an increase in income before taxes of $811,000 or 70.7% when compared to the same quarter in the prior year.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2012, have remained unchanged from December 31, 2011.

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

	For the Three Months Ended March 31,
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable	$401,047	$5,537	5.55%	$373,916	$5,301	5.75%
Investment securities (3)	189,280	1,662	4.35%	195,074	2,021	4.95%
Interest-bearing deposits with other banks	23,049	33	0.58%	24,119	37	0.62%

Total interest-earning assets	613,376	7,232	4.99%	593,109	7,359	5.28%

Noninterest-earning assets	39,916			37,326

Total assets	$653,292			$630,435

Interest-bearing liabilities:
Interest—bearing demand deposits	$57,976	$60	0.42%	$49,950	$80	0.65%
Money market deposits	72,390	74	0.41%	71,927	178	1.00%
Savings deposits	168,575	166	0.40%	151,029	337	0.90%
Certificates of deposit	216,503	1,197	2.22%	236,917	1,442	2.47%
Borrowings	24,107	189	3.15%	26,784	304	4.60%

Total interest-bearing liabilities	539,551	1,686	1.26%	536,607	2,341	1.77%

Noninterest-bearing liabilities
Other liabilities	65,926		0.28%	55,956		0.40%
Stockholders’ equity	47,815			37,872

Total liabilities and stockholders’ equity	$653,292			$630,435

Net interest income		$5,546			$5,018

Interest rate spread (1)			3.74%			3.51%
Net yield on interest-earning assets (2)			3.89%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.68%			110.53%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax equivalent adjustments to interest incomefor tax-exempt securities was $385 and $360 for 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2012 and 2011, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	For the Three Months ended March 31,
	2012 versus 2011
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$388	$(152)	$236
Investment securities	(71)	(288)	(359)
Interest-bearing deposits with other banks	(2)	(2)	(4)

Total interest-earning assets	315	(442)	(127)

Interest-bearing liabilities:
Interest—bearing demand deposits	13	(33)	(20)
Money market deposits	1	(105)	(104)
Savings deposits	39	(210)	(171)
Certificates of deposit	(125)	(120)	(245)
Borrowings	(31)	(84)	(115)

Total interest-bearing liabilities	(103)	(552)	(655)

Net interest income	$418	$110	$528

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

For the three months ended March 31, 2012, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

INFLATION

Substantially all of the Company’s assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

Compliance with the terms of the MOU is a high priority for the Company. In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal years ended December 31, 2010 and 2011, and intends to continue to do so during 2012. Specific actions taken included the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $5.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary established late in the fourth quarter of 2009. In 2010 and 2011, the Company invested $500,000 and $1.5 million in EB in the form of capital infusions to maintain Tier I capital at the level expected by the FDIC and the Ohio Division of Financial Institutions.

The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters. The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at March 31, 2012 and December 31, 2011:

	FDIC Regulations
Capital Ratio	Adequately Capitalized	Well Capitalized		March 31, 2012	December 31, 2011
Tier I Leverage Capital	4.00%	5.00	%(1)	9.77%	9.92%
Risk-Based Capital:
Tier I	4.00	6.00		13.57	12.57
Total	8.00	10.00		14.85	13.82

(1)	9 percent required by the MOU.

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

The following table illustrates the Company’s and Banks’ capital ratios at March 31, 2012:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	March 31,		March 31,		March 31,
	2012		2012		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$51,527	12.27%	$43,286	11.96%	$8,025	14.85%
For Capital Adequacy Purposes	33,585	8.00	28,947	8.00	4,323	8.00
To Be Well Capitalized	41,981	10.00	36,183	10.00	5,404	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$46,254	11.02%	$38,756	10.71%	$7,331	13.57%
For Capital Adequacy Purposes	16,792	4.00	14,473	4.00	2,162	4.00
To Be Well Capitalized	25,189	6.00	21,710	5.00	3,242	6.00

Tier I Capital
(to Average Assets)

Actual	$46,254	7.22%	$38,756	6.89%	$7,331	9.77%
For Capital Adequacy Purposes	25,631	4.00	22,499	4.00	3,001	4.00
To Be Well Capitalized	32,038	5.00	28,124	5.00	3,751	5.00

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

MB’s Board of Directors have established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Executive/Vice President/ Chief Operating Officer, Senior Vice President/Chief Financial Officer and Senior Vice President/Commercial Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements.

MB and EB have established the following guidelines for assessing interest rate risk:

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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2012 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2011 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2012 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points
Net interest income—increase	2.81%	0.04%

Portfolio equity—increase (decrease)	(16.75)%	(6.82)%

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1a. There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults by the Company on its senior securities

None

Item 4. Mine Safety Disclosures

Item 5. Other information

None

Item 6. Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2012

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

MIDDLEFIELD BANC CORP.

Date: May 15, 2012	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer