Form 10-Q
period 2012-06-30
MIDDLEFIELD BANC CORP
filed 2012-08-14
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20552

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number 000-32561

Middlefield Banc Corp.
(Exact name of registrant as specified in its charter)

Ohio	34 - 1585111
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15985 East High Street, Middlefield, Ohio 44062-9263
(Address of principal executive offices)

(440) 632-1666
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [√] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [√] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [ ] NO [√]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

Class: Common Stock, without par value Outstanding at August 14, 2012: 1,977,321

MIDDLEFIELD BANC CORP.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet (Unaudited) as of June 30, 2012 and December 31, 2011

Consolidated Statement of Income (Unaudited) for the Three and Six Months ended June 30, 2012 and 2011

Consolidated Statement of Comprehensive Income (Unaudited) for the Three and Six Months ended June 30, 2012

Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the Six Months ended June 30, 2012

Consolidated Statement of Cash Flows (Unaudited) for the Six Months ended June 30, 2012 and 2011

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered sales of equity securities and use of proceeds

Item 3.	Default Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8 - K

SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unadited)

	June 30, 2012	December 31 2011
ASSETS
Cash and due from banks	$30,908	$15,730
Federal funds sold	11,953	18,660
Cash and cash equivalents	42,861	34,390
Investment securities available for sale	173,446	193,977
Loans	410,868	401,880
Less allowance for loan losses	7,752	6,819
Net loans	403,116	395,061
Premises and equipment	8,598	8,264
Goodwill	4,559	4,559
Bank-owned life insurance	8,394	8,257
Accrued interest and other assets	8,866	10,043

TOTAL ASSETS	$649,840	$654,551

LIABILITIES
Deposits:
Noninterest-bearing demand	$65,969	$63,348
Interest-bearing demand	61,935	55,853
Money market	67,533	75,621
Savings	171,150	167,207
Time	205,142	218,933
Total deposits	571,729	580,962
Short-term borrowings	6,959	7,392
Other borrowings	16,363	16,831
Accrued interest and other liabilities	1,631	2,113
TOTAL LIABILITIES	596,682	607,298

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,166,851 and 1,951,869 shares issued	33,944	31,240
Retained earnings	20,399	18,206
Accumulated other comprehensive income	5,549	4,541
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	53,158	47,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$649,840	$654,551

See accompanying unaudited notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$5,641	$5,399	$11,178	$10,700
Interest-bearing deposits in other institutions	8	2	12	4
Federal funds sold	4	4	7	13
Investment securities:
Taxable interest	791	1,289	1,706	2,612
Tax-exempt interest	753	702	1,500	1,400
Dividends on stock	26	25	52	51
Total interest income	7,223	7,421	14,455	14,780
INTEREST EXPENSE
Deposits	1,434	2,004	2,931	4,041
Short-term borrowings	99	59	158	118
Other borrowings	82	104	166	213
Trust preferred securities	31	137	77	273
Total interest expense	1,646	2,304	3,332	4,645
NET INTEREST INCOME	5,577	5,117	11,123	10,135
Provision for loan losses	450	700	1,050	1,565
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,127	4,417	10,073	8,570
NONINTEREST INCOME
Service charges on deposit accounts	471	416	902	844
Investment securities gains (losses), net	296	(37)	296	(22)
Earnings on bank-owned life insurance	69	66	137	139
Other income	181	149	476	332
Total noninterest income	1,017	594	1,811	1,293
NONINTEREST EXPENSE
Salaries and employee benefits	1,800	1,944	3,550	3,634
Occupancy expense	222	223	470	495
Equipment expense	201	155	371	313
Data processing costs	191	173	390	353
Ohio state franchise tax	128	97	257	225
Federal deposit insurance expense	258	272	501	497
Professional fees	186	185	400	396
Losses on other real estate owned	32	323	50	303
Other expense	1,023	920	1,834	1,781
Total noninterest expense	4,041	4,292	7,823	7,997
Income before income taxes	2,103	719	4,061	1,866
Income taxes (benefit)	463	(1)	898	144
NET INCOME	$1,640	$720	$3,163	$1,722
EARNINGS PER SHARE
Basic	$0.85	$0.44	$1.72	$1.05
Diluted	0.85	0.44	1.72	1.05
DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$1,640	$720	$3,163	$1,722
Other comprehensive income:
Net unrealized holding gain on available for sale securities	1,884	3,754	1,824	3,508
Tax effect	(640)	(1,252)	(620)	(1,170)
Reclassification adjustment for (gains) losses included in net income	(296)	37	(296)	22
Tax effect	100	(12)	100	(7)
Total other comprehensive income	1,048	2,527	1,008	2,353
Comprehensive income	$2,688	$3,247	$4,171	$4,075

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except dividend per share amount)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2011	$31,240	$18,206	$4,541	$(6,734)	$47,253
Net income		3,163			3,163
Comprehensive income			1,008		1,008
Stock-based compensation expense (1,722 shares)	32				32
Common stock issuance (196,635 shares), net of issuance costs of $816,446	2,329				2,329
Dividend reinvestment and purchase plan (16,625 shares)	343				343
Cash dividends ($0.52 per share)		(970)			(970)
Balance, June 30, 2012	$33,944	$20,399	$5,549	$(6,734)	$53,158

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$3,163	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	1,565
Investment securities (gains) losses, net	(296)	22
Depreciation and amortization	442	425
Amortization of premium and discount on investment securities	477	151
Amortization of deferred loan fees, net	(93)	(80)
Earnings on bank-owned life insurance	(137)	(139)
Deferred income taxes	(58)	(329)
Stock-based compensation expense	32	59
Losses on other real estate owned	50	303
Gain on sale of loans	(85)	-
Decrease in accrued interest receivable	111	118
Decrease in accrued interest payable	(97)	(35)
Decrease in prepaid federal deposit insurance	422	423
Other, net	(473)	(715)
Net cash provided by operating activities	4,508	3,490

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	34,731	21,260
Proceeds from sale of securities	21,804	10,072
Purchases	(34,657)	(19,989)
Increase in loans, net	(9,328)	(14,080)
Proceeds from the sale of other real estate owned	476	414
Purchase of premises and equipment	(631)	(66)
Net cash provided by (used for) investing activities	12,395	(2,389)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(9,233)	4,494
Decrease in short-term borrowings, net	(433)	(845)
Repayment of other borrowings	(468)	(627)
Common stock issuance	2,329	716
Proceeds from dividend reinvestment & purchase plan	343	281
Cash dividends	(970)	(850)
Net cash (used for) provided by financing activities	(8,432)	3,169

Increase in cash and cash equivalents	8,471	4,270

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,390	30,635

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,861	$34,904

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,429	$4,681
Income taxes	950	515

Non-cash investing transactions:
Transfers from loans to other real estate owned	$316	$560

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its two bank subsidiaries, The Middlefield Banking Company (“MB”) and Emerald Bank (“EB”), and a non-bank asset resolution subsidiary EMORECO, Inc. All significant inter-company items have been eliminated.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X.  In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows.  The consolidated balance sheet at December 31, 2011, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with Middlefield’s Form 10-K for the year ended December 31, 2011 (File No. 000-32561). The results of Middlefield’s operations for any interim period are not necessarily indicative of the results of Middlefield’s operations for any other interim period or for a full fiscal year.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company has no unvested stock options outstanding and no unrecognized stock-based compensation costs outstanding as of June 30, 2012.

Stock option activity during the six months ended June 30, 2012 and 2011 is as follows:

	2012	Weighted-average Exercise Price	2011	Weighted-average Exercise Price

Outstanding, January 1	$88,774	26.81	89,077	$27.87
Granted	-	-	9,000	17.55
Exercised	-	-	-	-
Forfeited	(420)	36.86	(7,549)	29.22
Outstanding, June 30	88,354	26.76	90,528	26.73

NOTE 3 - EARNINGS PER SHARE

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	2,108,863	1,837,301	2,031,187	1,824,431
Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,919,333	1,647,771	1,841,657	1,634,901
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,872	149	1,208	75
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,921,205	1,647,920	1,842,865	1,634,976

Options to purchase 88,354 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and six months ended June 30, 2012.  Of those options, 9,000 were considered dilutive based on the market price exceeding the strike price.  The remaining 79,354 options had no dilutive effect on the earnings per share.

During the three and six months ended June 30, 2011, the remaining options to purchase 81,528 shares of common stock at prices ranging from $22.33 to $40.24 were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price for the six months ended June 30, 2011. Total options to purchase shares of common stock were 90,528 at prices ranging from $17.55 to $40.24 for the six months ended June 30, 2011.

NOTE 4 - FAIR VALUE MEASUREMENTS

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

The following tables present the assets measured on a recurring basis on the Consolidated Balance Sheet at their fair value as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		June 30, 2012

	Level I	Level II	Level III	Total
(Dollar amounts in thousands)

Assets Measured on a Recurring Basis:
U.S. government agency securities	$-	$13,572	$-	$13,572
Obligations of states and political subdivisions	-	88,587	-	88,587
Mortgage-backed securities in government-sponsored entities		64,274		64,274
Private-label mortgage-backed securities	-	6,262	-	6,262
Total debt securities	-	172,695	-	172,695
Equity securities in financial institutions	5	746	-	751
Total	$5	$173,441	$-	$173,446

		December 31, 2011

	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
U.S. government agency securities	$-	$31,933	$-	$31,933
Obligations of states and political subdivisions	-	88,400	-	88,400
Mortgage-backed securities in government-sponsored entities		65,573	-	65,573
Private-label mortgage-backed securities	-	7,321	-	7,321
Total debt securities	-	193,227	-	193,227
Equity securities in financial institutions	5	745	-	750
Total	$5	$193,972	$-	$193,977

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The Company has no securities considered to be Level III as of June 30, 2012.

The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		June 30, 2012

(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$-	$-	$6,061	$6,061
Other real estate owned	-	-	1,986	1,986

		December 31, 2011

	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$-	$-	$13,581	$13,581
Other real estate owned	-	-	2,196	2,196

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(unaudited, in thousands)	Estimate	Valuation Techniquest	Unobservable Input	Range (Weighted Average)
June 30, 2012
Impaired loans	$6,061	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-75.0%	(-36.4%)
			Liquidation expenses (2)	0%	to	-21.9%	(-2.2%)
Other real estate owned	$1,986	Appraisal of collateral (1), (3)

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
(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$42,861	$42,861	$-	$-	$42,861
Investment securities Available for sale	173,446	5	173,441	-	173,446
Net loans	403,116	-	-	394,490	394,490
Bank-owned life insurance	8,394	8,394		-	8,394
Federal Home Loan Bank stock	1,887	1,887		-	1,887
Accrued interest receivable	2,123	2,123	-	-	2,123

Financial liabilities:
Deposits	$571,729	$366,587	$-	$210,321	$576,908
Short-term borrowings	6,959	6,959	-	-	6,959
Other borrowings	16,363	-	-	16,769	16,769
Accrued interest payable	548	548	-	-	548

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$42,861	$42,861	$34,390	$34,390
Investment securities Available for sale	173,446	173,446	193,977	193,977
Net loans	403,116	394,490	395,061	382,542
Bank-owned life insurance	8,394	8,394	8,257	8,257
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,123	2,123	2,234	2,234

Financial liabilities:
Deposits	$571,729	$576,908	$580,962	$587,178
Short-term borrowings	6,959	6,959	7,392	7,392
Other borrowings	16,363	16,769	16,831	17,327
Accrued interest payable	548	548	645	645

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

Investment Securities Available-for-sale
The fair value of investment securities is equal to the available quoted market price.  If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.  Fair value for certain private-label collateralized mortgage obligations was determined utilizing discounted cash flow models, due to the absence of a current market to provide reliable market quotes for the instruments.

Loans
The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.  Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were used as estimates for fair value.

Deposits and Other Borrowings
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

NOTE 5 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair values of securities available-for-sale are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollar amounts in thousands)

U.S. government agency securities	$12,989	$583	$-	$13,572
Obligations of states and political subdivisions:
Taxable	8,201	956	-	9,157
Tax-exempt	74,842	4,611	(23)	79,430
Mortgage-backed securities in government-sponsored entities	62,437	1,863	(26)	64,274
Private-label mortgage-backed securities	5,819	484	(41)	6,262
Total debt securities	164,288	8,497	(90)	172,695
Equity securities in financial institutions	750	1	-	751
Total	$165,038	$8,498	$(90)	$173,446

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$31,520	$427	$(14)	$31,933
Obligations of states and political subdivisions:
Taxable	8,207	766	-	8,973
Tax-exempt	75,807	3,681	(61)	79,427
Mortgage-backed securities in government-sponsored entities	63,808	1,819	(54)	65,573
Private-label mortgage-backed securities	7,005	411	(95)	7,321
Total debt securities	186,347	7,104	(224)	193,227
Equity securities in financial institutions	750	-	-	750
Total	$187,097	$7,104	$(224)	$193,977

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(Dollar amounts in thousands)

Due in one year or less	$2,784	$2,842
Due after one year through five years	5,809	6,149
Due after five years through ten years	15,903	16,866
Due after ten years	139,792	146,838

Total	$164,288	$172,695

Proceeds from the sales of securities available-for-sale and the gross realized gains and losses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$21,804	$-	$21,804	$10,072
Gross realized gains	308	-	308	15
Gross realized losses	(12)	(37)	(12)	(37)

Gross realized losses for the three and six months ended June 30, 2011 were the result of OTTI taken on equity securities.

Investment securities with an approximate carrying value of $52,927,000 and $55,809,000 at June 30, 2012 and 2011, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollar amounts in thousands)

Obligations of states and political subdivisions	$742	$(12)	$289	$(11)	$1,031	$(23)
Mortgage-backed securities in government-sponsored entities	8,523	(26)	-	-	8,523	(26)
Private-label mortgage-backed securities	335	(6)	358	(35)	693	(41)
Total	$9,600	$(44)	$647	$(46)	$10,247	$(90)

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$1,986	$(14)	$-	$-	$1,986	$(14)
Obligations of states and political subdivisions	2,707	(40)	919	(21)	3,626	(61)
Mortgage-backed securities in government-sponsored entities	8,992	(54)	-	-	8,992	(54)
Private-label mortgage-backed securities	1,628	(42)	398	(53)	2,026	(95)
Total	$15,313	$(150)	$1,317	$(74)	$16,630	$(224)

There were 10 and 51 securities that were considered temporarily impaired at June 30, 2012 and 2011.

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. OTTI losses are recognized in earnings when the Company has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 96% of the total available-for-sale portfolio as of June 30, 2012 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $6.3 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $484,000 and the gross unrealized loss position was $41,000 on June 30, 2012. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three and six months ended June 30, 2012, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.

NOTE 6 - LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011

Commercial and industrial	$65,651	$59,185
Real estate - construction	20,409	21,545
Real estate - mortgage:
Residential	207,080	208,139
Commercial	113,383	108,502
Consumer installment	4,345	4,509
	410,868	401,880
Less allowance for loan losses	(7,752)	(6,819)

Net loans	$403,116	$395,061

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan losses (in thousands):

			Real Estate- Mortgage
June 30, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$4,065	$649	$4,619	$6,420	$-	$15,753
Collectively evaluated for impairment	61,586	19,760	202,461	106,963	4,345	395,115
Total loans	$65,651	$20,409	$207,080	$113,383	$4,345	$410,868

			Real estate- Mortgage
December 31, 2011	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$4,492	$867	$4,882	$6,491	$-	$16,732
Collectively evaluated for impairment	54,693	20,678	203,257	102,011	4,509	385,148
Total loans	$59,185	$21,545	$208,139	$108,502	$4,509	$401,880

			Real Estate- Mortgage
June 30, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$680	$237	$691	$59	$-	$1,667
Collectively evaluated for impairment	946	267	3,418	1,433	21	6,085
Total ending allowance balance	$1,626	$504	$4,109	$1,492	$21	$7,752

			Real Estate- Mortgage
December 31, 2011	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$595	$237	$685	$185	$-	$1,702
Collectively evaluated for impairment	701	201	3,046	1,121	48	5,117
Total ending allowance balance	$1,296	$438	$3,731	$1,306	$48	$6,819

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance.  The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate, and Consumer Installment Loans.  The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners.  The commercial mortgage loan segment consists of loans made for the purposed of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $150,000 and if the loan either is in nonaccrual status, or is risk rated Special Mention or Substandard.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2012
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$742	$742	$-
Real estate - construction	203	203	-
Real estate - mortgage:
Residential	2,667	2,668	-
Commercial	1,653	1,661	-
Consumer installment	26	26	-
With an allowance recorded:
Commercial and industrial	$453	$453	$248
Real estate - construction	217	217	125
Real estate - mortgage:
Residential	267	269	266
Commercial	711	712	239
Consumer installment	-	-	-
Total:
Commercial and industrial	$1,195	$1,195	$248
Real estate - construction	420	420	125
Real estate - mortgage:
Residential	2,934	2,937	266
Commercial	2,364	2,373	239
Consumer installment	26	26	-

December 31, 2011
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,172	$1,172	$-
Real estate - construction	4,250	4,250	-
Real estate - mortgage:
Residential	3,188	3,193	-
Commercial	2,528	2,536	-
Consumer installment	24	24	-
With an allowance recorded:
Commercial and industrial	$465	$465	$196
Real estate - construction	271	271	125
Real estate - mortgage:
Residential	-	-	-
Commercial	2,555	2,560	551
Total:
Commercial and industrial	$1,637	$1,637	$196
Real estate - construction	4,521	4,521	125
Real estate - mortgage:
Residential	3,188	3,193	-
Commercial	5,083	5,096	551
Consumer installment	24	24	-

The following tables present average recorded investment and related interest income recognized for impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$1,488	$21	$4,337	$80
Real estate - construction	446	-	616	-
Real estate - mortgage:
Residential	2,872	61	574	33
Commercial	2,124	98	3,762	35
Consumer installment	27	-	-	-

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$1,440	$33	$3,604	-
Real estate - construction	1,796	1	617	82
Real estate - mortgage:
Residential	2,998	88	583	-
Commercial	3,190	124	3,430	45
Consumer installment	26	1	-	102

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total Loans
June 30, 2012

Commercial and industrial	$61,224	$634	$3,793	$-	$65,651
Real estate - construction	19,734	-	675	-	20,409
Real estate - mortgage:
Residential	192,198	910	13,972	-	207,080
Commercial	104,925	2,165	6,293	-	113,383
Consumer installment	4,318	3	24	-	4,345
Total	$382,399	$3,712	$24,757	$-	$410,868

	Pass	Special Mention	Substandard	Doubtful	Total Loans
December 31, 2011

Commercial and industrial	$53,645	$1,104	$4,363	$73	$59,185
Real estate - construction	20,883	-	662	-	21,545
Real estate - mortgage:
Residential	192,534	1,100	14,505	-	208,139
Commercial	100,536	443	7,523	-	108,502
Consumer installment	4,495	6	8	-	4,509
Total	$372,093	$2,653	$27,061	$73	$401,880

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2012

Commercial and industrial	$62,581	$1,173	$284	$20	$1,477	$1,593	$65,651
Real estate - construction	19,963	-	-	-	-	446	20,409
Real estate - mortgage:
Residential	193,798	2,147	621	109	2,877	10,405	207,080
Commercial	110,103	251	178	-	429	2,851	113,383
Consumer installment	4,289	41	-	-	41	15	4,345
Total	$390,734	$3,612	$1,083	$129	$4,824	$15,310	$410,868

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011

Commercial and industrial	$57,291	$258	$16	$44	$318	$1,576	$59,185
Real estate - construction	20,862	20	-	-	20	663	21,545
Real estate - mortgage:
Residential	193,732	2,624	863	275	3,762	10,645	208,139
Commercial	104,086	83	412	-	495	3,921	108,502
Consumer installment	4,408	60	41	-	101	-	4,509
Total	$380,379	$3,045	$1,332	$319	$4,696	$16,805	$401,880

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio.  The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.

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

The following tables summarize the primary segments of the loan portfolio as of the three and six months ended June 30, 2012 and 2011 (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2011	$1,296	$438	$3,731	$1,306	$48	$6,819
Charge-offs	(29)	-	(98)	(53)	(22)	(202)
Recoveries	70	-	3	-	12	85
Provision	289	66	473	239	(17)	1,050
ALL balance at June 30, 2012	$1,626	$504	$4,109	$1,492	$21	$7,752

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2010	$962	$188	$3,434	$1,543	$94	$6,221
Charge-offs	(273)	(6)	(510)	(10)	(10)	(809)
Recoveries	26	-	3	-	21	50
Provision	242	47	864	388	24	1,565
ALL balance at June 30, 2011	$957	$229	$3,791	$1,921	$129	$7,027

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at March 31, 2012	$1,510	$504	$3,868	$1,360	$25	$7,267
Charge-offs	(28)	-	-	-	(8)	(36)
Recoveries	67	-	-	-	4	71
Provision	77	-	241	132	(21)	450
ALL balance at June 30, 2012	$1,626	$504	$4,109	$1,492	$21	$7,752

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at March 31, 2011	$1,039	$208	$3,571	$1,748	$119	$6,685
Charge-offs	(203)	-	(170)	-	(4)	(377)
Recoveries	13	-	3	-	3	19
Provision	108	21	387	173	11	700
ALL balance at June 30, 2011	$957	$229	$3,791	$1,921	$129	$7,027

The following tables summarize troubled debt restructurings (in thousands):

Modifications
Three Months Ended June 30, 2012

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Commercial and industrial	1	$51
Real estate- mortgage:
Residential	4	233

Modifications
Six Months Ended June 30, 2012

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment
Commercial and industrial	7	$229
Real estate- mortgage:
Residential	7	327
Consumer Installment	1	5

Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	$30

The Company does not forgive principal upon troubled debt restructuring.  Therefore, the post-modification outstanding recorded investment equals pre-modification outstanding recorded investment for each timeframe and category.  There were no troubled debt restructurings that subsequently defaulted for the three months ended June 30, 2012.

NOTE 7 – COMMON STOCK ISSUANCE

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

The first stage produced proceeds of $1,488,800 and the second stage produced proceeds of $1,657,360.  Associated issuance costs totaled $816,000 as of June 30, 2012.

As previously reported by Middlefield Banc Corp. in a Form 8-K Current Report filed with the SEC on August 7, 2012, the conditions to completion of the third and final sale of shares to Bank Opportunity Fund LLC were not satisfied as of July 31, 2012. Middlefield Banc Corp. and Bank Opportunity Fund LLC are currently in discussions concerning a possible extension of the date by which the closing conditions must be satisfied and concerning the terms on which the date could be extended.

As previously reported by Middlefield Banc Corp. in a Form 8-K Current Report filed with the SEC on April 23, 2012 and in a Form 8-K Current Report filed with the SEC on May 4, 2012, Middlefield Banc Corp. has sold in a private offering to Bank Opportunity Fund LLC a total of 196,635 shares of common stock, representing 9.9% of shares outstanding immediately after the sale.  The shares were purchased by an affiliate of Bank Opportunity Fund.  The affiliate controls Bank Opportunity Advisors LLC, a Delaware limited liability company that serves as the investment advisor for Bank Opportunity Fund.  The affiliate also controls Bank Acquisitions LLC, a Delaware limited liability company that serves as the managing member of Bank Opportunity Fund.  Bank Acquisitions LLC controls Bank Opportunity Fund.  Middlefield Banc Corp. anticipates that the shares purchased by the affiliate will be assigned by him to Bank Opportunity Fund if necessary regulatory approvals are obtained by Bank Opportunity Fund.

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

CHANGES IN FINANCIAL CONDITION

General.  The Company’s total assets at June 30, 2012 were $649.8 million, a decrease of $4.7 million or .7% from December 31, 2011.  Investment securities available-for-sale decreased $20.5 million while cash and due from banks and net loans increased $15.2 million and $8.1 million, respectively. The decrease in total assets coincided with a decrease in total liabilities of $10.6 million or 1.7%.  Stockholders’ equity increased $5.9 million or 12.5%.

Cash on hand and due from banks. Cash on hand and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $8.5 million or 24.6% to $42.9 million at June 30, 2012 from $34.4 million at December 31, 2011.  Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Investment securities.  Investment securities available-for-sale on June 30, 2012 totaled $173.4 million, a decrease of $20.5 million or 10.6% from $194.0 million at December 31, 2011. During this period the Company recorded sales, repayments, calls, and maturities of available-for-sale securities of $56.2 million, consisting of mortgage-backed securities, municipal and U. S. government bonds.  Offsetting the outflow of securities were purchases of $34.7 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $8.1 million or 2.0% to $403.1 million as of June 30, 2012 from $395.1 million at December 31, 2011. Included in this amount was an increase in the commercial and industrial loan portfolio segment of $6.5 million or 10.9% as well as the commercial real estate mortgage of $4.9 million or 4.5% during the six months ended June 30, 2012. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial oriented loans may increase credit risk.

Allowance for Loan Losses and Asset Quality. The Company increased the allowance for loan losses to $7.8 million, or 1.9% of total loans, at June 30, 2012, compared to $6.8 million, or 1.7%, at December 31, 2011. The increase in the allowance for loan losses is a continuation of the Company’s approach to accurately measure credits identified as troubled in quarters past.  The impact of charge-offs reversed in the last quarter as compared to recent quarters past.  For the quarter ended June 30, 2012, net loan recoveries totaled $35,000 compared to net charge-offs of $358,000 for the second quarter of 2011. Year-to-date net loan charge-offs totaled $117,000 compared to $759,000 for the same period the year prior. To maintain the adequacy of the allowance for loan losses, the Company recorded a second quarter provision for loan losses of $450,000, versus $700,000 for the second quarter of 2011.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at June 30, 2012. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets.  Nonperforming assets includes non-accrual loans, troubled debt restructurings (“TDRs”), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system. The shadow accounting system tracks interest on nonaccrual loan payments as though current.  The shadow account splits principal and interest on payments while the actual account undergoes only a principal reduction. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 46 TDRs with a total balance of $4.3 million as of June 30, 2012. Nonperforming loans amounted to $17.2 million, or 4.2% of total loans, and $24.5 million or 6.1% of total loans at June 30, 2012 and December 31, 2011, respectively.  The decrease in nonperforming loans has occurred partly due to improved performance of previously classified TDRs. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $15.9 million as of June 30, 2012, down $6.9 million from $22.8 million at December 31, 2011. The stabilization of the economy has somewhat alleviated this previously negative trend. Real estate owned is initially recorded at the lower of carrying cost or fair value less cost to sell and continually monitored for changes in fair value.

Asset Quality History
(Dollar amounts in thousands)

	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
(Dollar amounts in thousands)

Nonperforming loans	$17,177	$17,677	$24,546	$22,725	$22,469
Real estate owned	1,986	2,125	2,196	2,173	2,145

Nonperforming assets	19,163	19,802	26,742	24,898	24,614

Allowance for loan losses	7,752	7,267	6,819	7,574	7,027

Ratios
Nonperforming loans to total loans	4.18%	4.37%	6.11%	5.85%	5.83%
Nonperforming assets to total assets	2.95%	3.01%	4.09%	3.77%	3.85%
Allowance for loan losses to total loans	1.89%	1.80%	1.70%	1.95%	1.82%
Allowance for loan losses to nonperforming loans	45.13%	41.11%	27.78%	33.33%	31.27%

A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2012, 92.6% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment.  In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $571.7 million or 96.1% of the Company’s total funding sources at June 30, 2012. Total deposits decreased $9.2 million or 1.6% to $571.7 million at June 30, 2012 from $581.0 million at December 31, 2011. The decrease in deposits is related to the decline in time and money market accounts of $13.8 million or 6.3%, and $8.1 million or 10.7%, respectively, at June 30, 2012. These decreases were partially offset by increases in interest-bearing demand, savings, and noninterest-bearing demand accounts of $6.1 million or 10.9%, $3.9 million or 2.4%, and $2.6 million or 4.1%, respectively, during the three months ended June 30, 2012.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $433,000 or 5.9% to $7.0 million as of June 30, 2012.  This decline largely resulted from a decrease of $336,000 in EB repurchase accounts.  Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $468,000 or 2.8%, to $16.4 million for the six months ended June 30, 2012.  The decline in FHLB advances was the result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $5.9 million or 12.5% to $53.2 million at June 30, 2012 from $47.3 million at December 31, 2011. This increase was the result of increases in common stock, retained earnings, and accumulated other comprehensive income of $2.7 million, $2.2 million, and $1.0 million, respectively. The increase in common stock was mostly the result of a private offering of 196,635 shares and 16,625 shares offered via the Company’s dividend reinvestment plan at an average price of $20.64 since December 31, 2011.  The increase in accumulated other comprehensive income relates to increases in the fair value of the Company’s securities available-for-sale portfolio.

RESULTS OF OPERATIONS

General.   Net income for the six months ended June 30, 2012, was $3.2 million, a $1.4 million, or 83.7% increase from the $1.7 million earned during the same period in 2011.  Diluted earnings per share for the second quarter of 2012 was $0.85 compared to $0.44 for the same period in 2011.  Diluted earnings per share for six months ended June 30, 2012 was $1.72 compared to $1.05 for the same period in 2011.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the three months ended June 30, 2012 were 1.01% and 13.22%, respectively, compared with 0.45% and 7.22% for the same period in 2011.  For the first six months of 2012, the Company’s ROA and ROE were 0.97% and 13.02%, respectively, compared with 0.55% and 8.89% for the same period of 2011.

The Company’s earnings for the three and six months ended June 30, 2012 were positively impacted by a decrease in deposit interest expense. This was partially offset by a decrease in interest income on securities.

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

Net interest income for the three months ended June 30, 2012 totaled $5.6 million, an increase of 9.0% from the $5.1 million reported for the comparable period of 2011. The net interest margin was 3.93% for the second quarter of 2012, up from the 3.64% reported for the same quarter of 2011. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 47 basis points to 1.24%. Deposit growth at the Banks has primarily been in products such as savings and interest-bearing demand accounts, which generally carry lower interest costs than other deposit alternatives.

Net interest income for the six months ended June 30, 2012 totaled $11.1 million, an increase of 9.7% from the $10.1 million reported for the comparable period of 2011. The net interest margin was 3.91% for the year-to-date 2012, up from the 3.66% reported for the same quarter of 2011. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 49 basis points to 1.25%. Deposit growth at the Banks has primarily been in products such as savings and interest-bearing demand accounts, which generally carry lower interest costs than other deposit alternatives.

Interest income.  Interest income decreased $198,000, or 2.7%, for the three months ended June 30, 2012, compared to the same period in the prior year.  This can be attributed to a decrease in interest earned on taxable investment securities of $498,000, or 38.6%, partially offset by an increase in interest and fees on loans of $242,000, or 4.5%.  This increase was attributable to a $27.3 million or 7.2% increase in the average balance of loans receivable from June 30, 2011.

Interest income decreased $325,000, or 2.2%, for the six months ended June 30, 2012, compared to the same period in the prior year.  This can be attributed to a decrease in interest earned on taxable investment securities of $906,000, or 34.7%, partially offset by an increase in interest and fees on loans of $478,000, or 4.5%.  This increase was attributable to a $27.3 million or 7.2% increase in the average balance of loans receivable from June 30, 2011.

Interest earned on securities decreased $447,000, or 22.5%, for the three months ended June 30, 2012, compared to the same period in the prior year. This was primarily the result of a decrease in the average balance of the securities portfolio of $8.8 million, or 4.6%, to $181.3 million at June 30, 2012 from $190.1 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield.  The total investment securities portfolio yield of 4.29% for the three months ended June 30, 2012 decreased by 67 basis points from 4.96% for the same period in the prior year.

Interest earned on securities decreased $806,000, or 20.1%, for the six months ended June 30, 2012, compared to the same period in the prior year. This was primarily the result of a decrease in the average balance of the securities portfolio of $7.3 million, or 3.8%, to $185.3 million at June 30, 2012 from $192.5 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield.  The total investment securities portfolio yield of 4.32% for the six months ended June 30, 2012 decreased by 64 basis points from 4.96% for the same period in the prior year.

Interest expense. Interest expense decreased $658,000, or 28.6%, for the three months ended June 30, 2012, compared to the same period in the prior year. This can be attributed to decreases in interest incurred on certificates of deposits and savings of $227,000 and $196,000, respectively.  The reduction was exacerbated by decreases in the rates paid on money market and savings accounts of 59 and 52 basis points, respectively, when compared to the three months ended June 30, 2011.

Interest expense decreased $1.3 million, or 28.3%, for the six months ended June 30, 2012, compared to the same period in the prior year. This can be attributed to decreases in interest incurred on certificates of deposits and savings of $472,000 and $367,000, respectively.  The reduction was intensified by decreases in the rates paid on money market and savings accounts of 59 and 52 basis points, respectively, when compared to the six months ended June 30, 2011.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $570,000, or 28.4%, for the three months ended June 30, 2012, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits to 1.13% for the three months ended June 30, 2012 from 1.56% for the same period in the prior year.  The improvement in interest cost due to rates was bolstered by a decrease in the average balance of interest-bearing deposits of $3.8 million, or 0.7%, to $511.3 million for the three months ended June 30, 2012, compared to $515.1 million for the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $1.1 million, or 27.5%, for the six months ended June 30, 2012, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits to 1.15% for the six months ended June 30, 2012 from 1.60% for the same period in the prior year.  The improvement in interest cost due to rates was partially offset by an increase in the average balance of interest-bearing deposits of $916,000, or 0.2%, to $513.4 million for the six months ended June 30, 2012, compared to $512.5 million for the same period in the prior year.

These fluctuations are reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities.  The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to minimize total interest expense.

Interest incurred on borrowed funds, declined by $87,000, for the three months ended June 30, 2012, compared with the same period in the prior year. This decline was primarily attributable to a reduction of $89,000 in interest paid on trust preferred securities when compared to June 30, 2011.

Interest incurred on borrowed funds, declined by $202,000, for the six months ended June 30, 2012, compared with the same period in the prior year. This decline was primarily attributable to a reduction of $196,000 in interest paid on trust preferred securities when compared to June 30, 2011.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $450,000 was recorded for the quarter ended June 30, 2012 compared to $700,000 for the quarter ended June 30, 2011. The provision for loan losses was lower due in part to decreases in net charge-offs and decreases in nonperforming and delinquent loans.

Nonperforming loans were $17.2 million, or 4.2% of total loans at June 30, 2012 compared with $22.5 million, or 5.8% at June 30, 2011. Net recoveries were $35,000 for the quarter ended June 30, 2012 compared with net-charge-offs of $358,000 for the quarter ended June 30, 2011.  Year-to-date net loan charge-offs totaled $117,000 compared to $759,000 for the same period the year prior.  Total loans were $410.9 million at June 30, 2012 compared with $385.3 million at June 30, 2011.

Non-interest income. Non-interest income increased $423,000 for the three month period of June 30, 2012 over the comparable 2011 period. This growth was largely the result of increases in gains on security sales of $333,000, revenue from investment services of $44,000, and debit card fees of $36,000.

Non-interest income increased $518,000 for the six month period of June 30, 2012 over the comparable 2011 period. This increase was mostly the result of an increase in gains on security sales of $318,000, increased revenue from investment services of $68,000, and an $85,000 gain on the sale of an EB loan.

Non-interest expense. Non-interest expense of $4.0 million for the second quarter of 2012 was 5.8%, or $251,000 lower than the same period in 2011. Losses on other real estate owned and salaries and employee benefits decreased $291,000, or 90.1%, and $144,000, or 7.4%, as compared to the same period in 2011.  These decreases were partially offset by an increase in equipment expense of $46,000, or 29.7%.

Non-interest expense of $7.8 million for the year-to-date June 30, 2012 was 2.2%, or $174,000, lower than the same period in 2011.  Losses on other real estate owned and salaries and employee benefits decreased $253,000, or 83.5%, and $84,000, or 2.3%, as compared to the same period in 2011.  These decreases were partially offset by an increase in equipment expense of $58,000, or 18.5%.

Provision for income taxes. The Company recognized $898,000 in income tax expense, which reflected an effective tax rate of 22.1% for the six months ended June 30, 2012, as compared to $144,000 with an effective tax rate of 7.7% for the respective 2011 period.  The increase in the tax provision can be attributed to an increase in income before taxes of $2.2 million, or 117.6% when compared to the same period in the prior year.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2012, have remained unchanged from December 31, 2011.

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

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in thousands)

Interest-earning assets:
Loans receivable	$408,657	$5,641	5.55%	$381,312	$5,399	5.68%
Investment securities (3)	181,270	1,544	4.29%	190,083	1,991	4.96%
Interest-bearing deposits with other banks	20,488	38	0.75%	31,990	31	0.39%
Total interest-earning assets	610,415	7,223	5.01%	603,385	7,421	5.17%
Noninterest-earning assets	45,789			37,302
Total assets	$656,204			$640,687
Interest-bearing liabilities:
Interest - bearing demand deposits	$62,393	63	0.41%	$55,822	95	0.68%
Money market deposits	69,435	70	0.41%	74,245	186	1.00%
Savings deposits	170,947	164	0.39%	158,403	360	0.91%
Certificates of deposit	208,528	1,136	2.19%	226,649	1,363	2.41%
Borrowings	23,549	213	3.64%	25,697	300	4.68%
Total interest-bearing liabilities	534,852	1,646	1.24%	540,816	2,304	1.71%
Noninterest-bearing liabilities
Other liabilities	71,443			59,889
Stockholders' equity	49,909			39,982
Total liabilities and stockholders' equity	$656,204			$640,687
Net interest income		$5,577			$5,117
Interest rate spread (1)			3.78%			3.46%
Net yield on interest-earning assets (2)			3.93%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.13%			111.57%

(1)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)   Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)   Tax equivalent adjustments to interest income for tax-exempt securities was $388 and $416 for 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended June 30, 2012 and 2011, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2012 versus 2011

	Increase (decrease) due to
	Volume	Rate	Total
(Dollars in thousands)

Interest-earning assets:
Loans receivable	$386	$(144)	$242
Investment securities	(109)	(338)	(447)
Interest-bearing deposits with other banks	(11)	18	7
Total interest-earning assets	266	(464)	(198)

Interest-bearing liabilities:
Interest - bearing demand deposits	11	(43)	(32)
Money market deposits	(12)	(104)	(116)
Savings deposits	28	(224)	(196)
Certificates of deposit	(109)	(118)	(227)
Borrowings	(25)	(62)	(87)
Total interest-bearing liabilities	(107)	(551)	(658)

Net interest income	$373	$87	$460

	For the Six Months Ended June 30,
	2012			2011

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in thousands)

Interest-earning assets:
Loans receivable	$404,852	$11,178	5.55%	$377,604	$10,700	5.71%
Investment securities (3)	185,275	3,206	4.32%	192,547	4,012	4.96%
Interest-bearing deposits with other banks	21,768	71	0.66%	28,041	68	0.49%
Total interest-earning assets	611,895	14,455	5.00%	598,192	14,780	5.23%
Noninterest-earning assets	42,853			37,330
Total assets	$654,748			$635,522
Interest-bearing liabilities:
Interest - bearing demand deposits	$60,184	123	0.41%	$52,873	175	0.67%
Money market deposits	70,913	144	0.41%	73,077	364	1.00%
Savings deposits	169,761	330	0.39%	154,718	697	0.91%
Certificates of deposit	212,515	2,333	2.21%	231,789	2,805	2.44%
Borrowings	23,828	402	3.39%	26,240	604	4.64%
Total interest-bearing liabilities	537,201	3,332	1.25%	538,697	4,645	1.74%
Noninterest-bearing liabilities
Other liabilities	68,691			57,773
Stockholders' equity	48,856			39,052
Total liabilities and stockholders' equity	$654,748			$635,522
Net interest income		$11,123			$10,135
Interest rate spread (1)			3.76%			3.49%
Net interest margin (2)			3.91%			3.66%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.90%			111.04%

(1)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)   Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)   Tax equivalent adjustments to interest income for tax-exempt securities was $773 and $721 for 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2012 and 2011, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2012 versus 2011

	Increase (decrease) due to
	Volume	Rate	Total
(Dollars in thousands)

Interest-earning assets:
Loans receivable	$774	$(296)	$478
Investment securities	(179)	(627)	(806)
Interest-bearing deposits with other banks	(15)	18	3
Total interest-earning assets	580	(905)	(325)

Interest-bearing liabilities:
Interest - bearing demand deposits	24	(76)	(52)
Money market deposits	(11)	(209)	(220)
Savings deposits	68	(435)	(367)
Certificates of deposit	(234)	(238)	(472)
Borrowings	(56)	(146)	(202)
Total interest-bearing liabilities	(209)	(1,104)	(1,313)

Net interest income	$789	$199	$988

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of bank customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available-for-sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three and six months ended June 30, 2012, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available-for-sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

Effective February 11, 2010, the Board of Directors of the Company’s subsidiary, EB, entered into a Memorandum of Understanding (“MOU”) with the FDIC and the Ohio Division of Financial Institutions as a result of the joint examination by the FDIC and the Ohio Division of Financial Institutions completed in the fourth quarter of 2009.  The MOU sets forth certain actions required to be taken by management of EB to rectify unsatisfactory conditions identified by the federal and state banking regulators that relate to EB’s concentration of credit for non-owner occupied 1 - 4 family residential mortgage loans.  The MOU requires EB to reduce delinquent and classified loans and enhance credit administration for non-owner occupied residential real estate; to develop specific plans for the reduction of borrower indebtedness on classified and delinquent credits; to correct violations of laws and regulations listed in the joint examination report; to implement an earnings improvement plan; to maintain specified capital discussed below; to submit to the FDIC and the Ohio Division of Financial Institutions for review and comment a revised methodology for calculating and determining the adequacy of the allowance for loan losses; and to provide 30 days’ advance notification of proposed dividend payments.

Compliance with the terms of the MOU is a high priority for the Company.  In anticipation of the requirements that would be imposed by the MOU executed February 11, 2010, management devoted significant resources to the preceding matters during the fiscal years ended December 31, 2010 and 2011, and intends to continue to do so during 2012.  Specific actions taken include the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $5.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary.  This amount is an increase from the original $4.6 million sale in 2009.  In 2010 and 2011, the Company invested $500,000 and $1.5 million in EB in the form of capital infusions to maintain Tier I capital at the level required by the FDIC and the Ohio Division of Financial Institutions.

The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters.  The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at June 30, 2012 and December 31, 2011:

FDIC Regulations

Capital Ratio	Adequately Capitalized	Well Capitalized		June 30, 2012	December 31, 2011

Tier I Leverage Capital	4.00%	5.00%	(1)	9.95%	9.92%
Risk-Based Capital:
Tier I	4.00	6.00		13.01	12.57
Total	8.00	10.00		14.26	13.82

(1) 9 percent required by the MOU.

REGULATORY CAPITAL REQUIREMENTS

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the company's operations.

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

The following table illustrates the Company's and Banks’ capital ratios at June 30, 2012:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	June 30, 2012		June 30, 2012		June 30, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$55,235	13.18%	$44,581	12.30%	$8,162	14.26%
For Capital Adequacy Purposes	33,538	8.00	28,990	8.00	4,578	8.00
To Be Well Capitalized	41,923	10.00	36,238	10.00	5,723	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$49,964	11.92%	$40,052	11.05%	$7,447	13.01%
For Capital Adequacy Purposes	16,769	4.00	14,495	4.00	2,289	4.00
To Be Well Capitalized	25,154	6.00	21,743	5.00	3,434	6.00

Tier I Capital
(to Average Assets)

Actual	$49,964	7.79%	$40,052	7.12%	$7,447	9.95%
For Capital Adequacy Purposes	25,651	4.00	22,508	4.00	2,993	4.00
To Be Well Capitalized	32,064	5.00	28,136	5.00	3,742	5.00

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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2012 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2011 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2012 for portfolio equity:

	Increase 200 Basis Points	Decrease 200 Basis Points

Net interest income - increase (decrease)	1.45%	1.02%

Portfolio equity - increase (decrease)	(17.29)%	(8.01	) %

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

PART II - OTHER INFORMATION

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

Item 4.    Mine Safety Disclosures

Item 5.    Other information

None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2012

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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

exhibit number	description	location
10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	[reserved]

exhibit number	description	location
10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

exhibit number	description	location
10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

exhibit number	description	location
10.16*	Reserved

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors and executive officers	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

exhibit number	description	location
10.22.1	Annual Incentive Plan 2012 Award Summary for named executive officers	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

exhibit number	description	location
10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	filed herewith

101.SCH**	XBRL Taxonomy Extension Schema	filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation	filed herewith

101.DEF**	XBRL Taxonomy Extension Definition	filed herewith

101.LAB**	XBRL Taxonomy Extension Labels	filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation	filed herewith

*	management contract or compensatory plan or arrangement

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: August 14, 2012	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer