Form 10-Q
period 2012-09-30
MIDDLEFIELD BANC CORP
filed 2012-11-08
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20552

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]   NO [√]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class:  Common Stock, without par value
Outstanding at November 5, 2012:  1,983,491

MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Cash and due from banks	$32,735	$15,730
Federal funds sold	19,871	18,660
Cash and cash equivalents	52,606	34,390
Investment securities available for sale	179,140	193,977
Loans	409,175	401,880
Less allowance for loan losses	7,173	6,819
Net loans	402,002	395,061
Premises and equipment	8,701	8,264
Goodwill	4,559	4,559
Bank-owned life insurance	8,465	8,257
Accrued interest and other assets	8,708	10,043

TOTAL ASSETS	$664,181	$654,551

LIABILITIES
Deposits:
Noninterest-bearing demand	$70,505	$63,348
Interest-bearing demand	65,164	55,853
Money market	72,831	75,621
Savings	174,273	167,207
Time	201,965	218,933
Total deposits	584,738	580,962
Short-term borrowings	6,518	7,392
Other borrowings	15,836	16,831
Accrued interest and other liabilities	2,003	2,113
TOTAL LIABILITIES	609,095	607,298

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,172,934 and 1,951,868 shares issued	34,082	31,240
Retained earnings	21,736	18,206
Accumulated other comprehensive income	6,002	4,541
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	55,086	47,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$664,181	$654,551

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$5,810	$5,555	$16,988	$16,255
Interest-bearing deposits in other institutions	7	4	19	8
Federal funds sold	6	-	13	13
Investment securities:
Taxable interest	749	1,220	2,455	3,832
Tax-exempt interest	749	724	2,249	2,124
Dividends on stock	21	25	73	76
Total interest income	7,342	7,528	21,797	22,308

INTEREST EXPENSE
Deposits	1,418	1,836	4,349	5,877
Short term borrowings	61	59	219	177
Other borrowings	78	100	244	313
Trust preferred securities	45	139	122	412
Total interest expense	1,602	2,134	4,934	6,779

NET INTEREST INCOME	5,740	5,394	16,863	15,529

Provision for loan losses	143	920	1,193	2,485

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,597	4,474	15,670	13,044

NONINTEREST INCOME
Service charges on deposit accounts	481	455	1,383	1,299
Investment securities gains (losses), net	152	6	448	(16)
Earnings on bank-owned life insurance	71	70	208	209
Other income	164	155	640	487
Total noninterest income	868	686	2,679	1,979

NONINTEREST EXPENSE
Salaries and employee benefits	1,705	1,754	5,255	5,388
Occupancy expense	233	242	703	737
Equipment expense	186	175	557	488
Data processing costs	184	162	574	515
Ohio state franchise tax	160	126	417	351
Federal deposit insurance expense	250	176	751	673
Professional fees	270	181	670	577
Losses on other real estate owned	188	195	238	498
Other expense	946	895	2,780	2,676
Total noninterest expense	4,122	3,906	11,945	11,903

Income before income taxes	2,343	1,254	6,404	3,120
Income taxes	494	175	1,392	319

NET INCOME	$1,849	$1,079	$5,012	$2,801

EARNINGS PER SHARE
Basic	$0.93	$0.63	$2.66	$1.69
Diluted	0.93	0.63	2.65	1.69

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net income	$1,849	$1,079	$5,012	$2,801

Other comprehensive income:
Net unrealized holding gain on available for sale securities	838	3,238	2,662	6,746
Tax effect	(285)	(1,124)	(905)	(2,294)

Reclassification adjustment for (gains) losses included in net income	(152)	(6)	(448)	16
Tax effect	52	2	152	(5)

Total other comprehensive income	453	2,110	1,461	4,463

Comprehensive income	$2,302	$3,189	$6,473	$7,264

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except dividend per share amount)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2011	$31,240	$18,206	$4,541	$(6,734)	$47,253

Net income		5,012			5,012
Comprehensive income			1,461		1,461
Stock-based compensation expense (1,722 shares)	32				32
Common stock issuance (196,635 shares), net of issuance costs of $816	2,329				2,329
Dividend reinvestment and purchase plan (22,708 shares)	481				481
Cash dividends ($0.78 per share)		(1,482)			(1,482)

Balance, September 30, 2012	$34,082	$21,736	$6,002	$(6,734)	$55,086

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$5,012	$2,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,193	2,485
Investment securities (gains) losses, net	(448)	16
Depreciation and amortization	663	639
Amortization of premium and discount on investment securities	674	247
Amortization of deferred loan fees, net	(139)	(120)
Earnings on bank-owned life insurance	(208)	(209)
Deferred income taxes	220	(173)
Stock-based compensation expense	32	59
Losses on other real estate owned	238	498
Increase in accrued interest receivable	(364)	(384)
Decrease in accrued interest payable	(88)	(73)
Decrease in prepaid federal deposit insurance	633	642
Other, net	(95)	(746)
Net cash provided by operating activities	7,323	5,682

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	40,227	56,940
Proceeds from sale of securities	27,426	24,305
Purchases	(50,828)	(77,429)
Increase in loans, net	(8,826)	(18,217)
Proceeds from the sale of other real estate owned	542	777
Purchase of premises and equipment	(883)	(321)
Net cash provided by (used for) investing activities	7,658	(13,945)

FINANCING ACTIVITIES
Net increase in deposits	3,776	21,987
Decrease in short-term borrowings, net	(874)	(724)
Repayment of other borrowings	(995)	(1,366)
Common stock issuance	2,329	2,210
Proceeds from dividend reinvestment & purchase plan	481	414
Cash dividends	(1,482)	(1,306)
Net cash provided by financing activities	3,235	21,215

Increase in cash and cash equivalents	18,216	12,952

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,390	30,635

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,606	$43,587

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$5,022	$6,852
Income taxes	1,250	515

Non-cash investing transactions:
Transfers from loans to other real estate owned	$916	$1,146

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company has no unvested stock options outstanding and no unrecognized stock-based compensation costs outstanding as of September 30, 2012.

Stock option activity during the nine months ended September 30, 2012 and 2011 is as follows:

	2012	Weighted- average Exercise Price	2011	Weighted- average Exercise Price

Outstanding, January 1	88,774	$26.81	89,077	$27.87
Granted	-	-	9,000	17.55
Exercised	-	-	-	-
Forfeited	(420)	36.86	(7,549)	29.22

Outstanding, September 30	88,354	$26.76	90,528	$26.73

Exercisable, September 30	88,354	$26.76	81,528	$27.75

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted average common shares outstanding	2,167,711	1,894,207	2,077,027	1,847,945

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,978,181	1,704,677	1,887,497	1,658,415

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	5,682	-	4,236	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,983,863	1,704,677	1,891,733	1,658,415

The average share price for the quarter ended September 30, 2012 was $22.85 while the year-to-date average price was $21.08.  Options to purchase 88,354 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding at September 30, 2012.  Of those options, 9,000 were considered dilutive based on the average market price exceeding the strike price for the nine months ended September 30, 2012.  The three month period ended with 17,536 shares considered dilutive.  In accordance with the subscription agreement entered into by an institutional investor, there was also an additional 11,332 shares, at $16 per share, considered dilutive for the three and nine-months ended September 30, 2012.  The remaining options had no dilutive effect on the earnings per share.

The average share price for the quarter ended September 30, 2011 was $17.23 while the year-to-date average price was $17.36.  The options to purchase 90,528 shares of common stock at prices ranging from $17.55 to $40.24 were outstanding during the three and nine months ended September 30, 2011 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price.

NOTE 4 - FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The three broad levels within the fair value hierarchy are as follows:

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

The following tables present the assets measured on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2012

(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$-	$17,268	$-	$17,268
Obligations of states and political subdivisions	-	92,668	-	92,668
Mortgage-backed securities in government-sponsored entities		62,467		62,467
Private-label mortgage-backed securities	-	5,986	-	5,986
Total debt securities	-	178,389	-	178,389
Equity securities in financial institutions	5	746	-	751
Total	$5	$179,135	$-	$179,140

		December 31, 2011

	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$-	$31,933	$-	$31,933
Obligations of states and political subdivisions	-	88,400	-	88,400
Mortgage-backed securities in government-sponsored entities		65,573		65,573
Private-label mortgage-backed securities	-	7,321	-	7,321
Total debt securities	-	193,227	-	193,227
Equity securities in financial institutions	5	745	-	750
Total	$5	$193,972	$-	$193,977

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The Company has no securities considered to be Level III as of September 30, 2012 and December 31, 2011.

The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		September 30, 2012

(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$-	$-	$14,258	$14,258
Other real estate owned	-	-	2,332	2,332

		December 31, 2011

	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$-	$-	$16,535	$16,535
Other real estate owned	-	-	2,196	2,196

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(unaudited, in thousands)	Estimate	Valuation Techniquest	Unobservable Input	Range (Weighted Average)
September 30, 2012
Impaired loans	$14,258	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-75.0%	(-31.9%)
			Liquidation expenses (2)	0%	to	-45.8%	(-1.5%)

Other real estate owned	$2,332	Appraisal of collateral (1), (3)

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
(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$52,606	$52,606	$-	$-	$52,606
Investment securities
Available for sale	179,140	5	179,135	-	179,140
Net loans	402,002	-	-	394,070	394,070
Bank-owned life insurance	8,465	8,465		-	8,465
Federal Home Loan Bank stock	1,887	1,887		-	1,887
Accrued interest receivable	2,598	2,598	-	-	2,598

Financial liabilities:
Deposits	$584,738	$382,773	$-	$207,336	$590,109
Short-term borrowings	6,518	6,518	-	-	6,518
Other borrowings	15,836	-	-	16,240	16,240
Accrued interest payable	557	557	-	-	557

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$52,606	$52,606	$34,390	$34,390
Investment securities
Available for sale	179,140	179,140	193,977	193,977
Net loans	402,002	394,070	395,061	382,542
Bank-owned life insurance	8,465	8,465	8,257	8,257
Federal Home Loan Bank stock	1,887	1,887	1,887	1,887
Accrued interest receivable	2,598	2,598	2,234	2,234

Financial liabilities:
Deposits	$584,738	$590,109	$580,962	$587,178
Short-term borrowings	6,518	6,518	7,392	7,392
Other borrowings	15,836	16,240	16,831	17,327
Accrued interest payable	557	557	645	645

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

Deposits and Other Borrowings
The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows.  The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.  Demand, savings, and money market deposits are valued at the amount payable on demand.

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

NOTE 5 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair values of securities available-for-sale are as follows:

	September 30, 2012
(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$16,733	$537	$(2)	$17,268
Obligations of states and political subdivisions:
Taxable	8,198	864	-	9,062
Tax-exempt	78,808	4,827	(29)	83,606
Mortgage-backed securities in government-sponsored entities	60,139	2,328	-	62,467
Private-label mortgage-backed securities	5,418	570	(2)	5,986
Total debt securities	169,296	9,126	(33)	178,389
Equity securities in financial institutions	750	1	-	751
Total	$170,046	$9,127	$(33)	$179,140

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$31,520	$427	$(14)	$31,933
Obligations of states and political subdivisions:
Taxable	8,207	766	-	8,973
Tax-exempt	75,807	3,681	(61)	79,427
Mortgage-backed securities in government-sponsored entities	63,808	1,819	(54)	65,573
Private-label mortgage-backed securities	7,005	411	(95)	7,321
Total debt securities	186,347	7,104	(224)	193,227
Equity securities in financial institutions	750	-	-	750
Total	$187,097	$7,104	$(224)	$193,977

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Fair Value

Due in one year or less	$3,003	$3,038
Due after one year through five years	4,834	5,093
Due after five years through ten years	14,682	15,545
Due after ten years	146,777	154,713

Total	$169,296	$178,389

Proceeds from the sales of securities available-for-sale and the gross realized gains and losses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$5,622	$14,233	$27,426	$24,305
Gross realized gains	154	6	462	21
Gross realized losses	(2)	-	(14)	(37)

Gross realized losses for the nine months ended September 30, 2011 were the result of other-than-temporary impairment (“OTTI”) taken on equity securities.

Investment securities with an approximate carrying value of $55,600,000 and $55,800,000 at September 30, 2012 and 2011, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
(Dollar amounts in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$1,998	$(2)	$-	$-	$1,998	$(2)
Obligations of states and political subdivisions	1,671	(29)	-	-	1,671	(29)
Private-label mortgage-backed securities	-	-	370	(2)	370	(2)
Total	$3,669	$(31)	$370	$(2)	$4,039	$(33)

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$1,986	$(14)	$-	$-	$1,986	$(14)
Obligations of states and political subdivisions	2,707	(40)	919	(21)	3,626	(61)
Mortgage-backed securities in government sponsored entities	8,992	(54)	-	-	8,992	(54)
Private-label mortgage-backed securities	1,628	(42)	398	(53)	2,026	(95)
Equity securities in financial institutions	-	-
Total	$15,313	$(150)	$1,317	$(74)	$16,630	$(224)

There were 7 securities that were considered temporarily impaired at September 30, 2012.

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered OTTI. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. OTTI losses are recognized in earnings when the Company has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.

An unrealized loss is generally deemed to be other than temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an OTTI is recorded as a component of investment securities gains (losses) in the accompanying Consolidated Statement of Income, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 96% of the total available-for-sale portfolio as of September 30, 2012 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions’ security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $5.4 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $570,000 and the gross unrealized loss position was $2,000 on September 30, 2012. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three and nine months ended September 30, 2012, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.

NOTE 6 - LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011

Commercial and industrial	$65,323	$59,185
Real estate - construction	21,322	21,545
Real estate - mortgage:
Residential	205,433	208,139
Commercial	112,867	108,502
Consumer installment	4,230	4,509
	409,175	401,880
Less allowance for loan losses	(7,173)	(6,819)

Net loans	$402,002	$395,061

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan losses (in thousands):

			Real Estate- Mortgage
September 30, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total

Individually evaluated for impairment	$4,414	$4,383	$3,734	$7,021	$-	$19,553
Collectively evaluated for impairment	60,909	16,939	201,699	105,846	4,230	389,622
Total loans	$65,323	$21,322	$205,433	$112,867	$4,230	$409,175

			Real estate- Mortgage
December 31, 2011	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total

Individually evaluated for impairment	$4,492	$867	$4,882	$6,491	$-	$16,732
Collectively evaluated for impairment	54,693	20,678	203,257	102,011	4,509	385,148
Total loans	$59,185	$21,545	$208,139	$108,502	$4,509	$401,880

			Real Estate- Mortgage
September 30, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,096	$442	$482	$955	$-	$2,975
Collectively evaluated for impairment	608	3	2,471	1,100	16	4,198
Total ending allowance balance	$1,704	$445	$2,953	$2,055	$16	$7,173

			Real Estate- Mortgage
December 31, 2011	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$595	$237	$685	$185	$-	$1,702
Collectively evaluated for impairment	701	201	3,046	1,121	48	5,117
Total ending allowance balance	$1,296	$438	$3,731	$1,306	$48	$6,819

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance.  The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate, and Consumer Installment Loans.  The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment consists of loans made for the purpose of financing the purchase or equity line of residences.  The commercial mortgage loan segment consists of loans made for the purposed of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2012
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$978	$978	$-
Real estate - construction	203	203	-
Real estate - mortgage:
Residential	1,859	1,863	-
Commercial	1,306	1,311	-
Consumer installment	30	30	-
Total	$4,376	$4,385	$-

With an allowance recorded:
Commercial and industrial	$2,896	$2,899	$840
Real estate - construction	3,986	3,986	442
Real estate - mortgage:
Residential	2,451	2,458	556
Commercial	3,524	3,533	1,137
Total	$12,857	$12,876	$2,975

Total:
Commercial and industrial	$3,874	$3,877	$840
Real estate - construction	4,189	4,189	442
Real estate - mortgage:
Residential	4,310	4,321	556
Commercial	4,830	4,844	1,137
Consumer installment	30	30	-
Total	$17,233	$17,261	$2,975

December 31, 2011
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,172	$1,172	$-
Real estate - construction	4,250	4,250	-
Real estate - mortgage:
Residential	3,188	3,193	-
Commercial	2,528	2,536	-
Consumer installment	24	24	-
Total	$11,162	$11,175	$-

With an allowance recorded:
Commercial and industrial	$658	$658	$203
Real estate - construction	271	271	125
Real estate - mortgage:
Residential	1,813	1,817	547
Commercial	4,332	4,344	827
Total	$7,074	$7,090	$1,702

Total:
Commercial and industrial	$1,830	$1,831	$203
Real estate - construction	4,521	4,521	125
Real estate - mortgage:
Residential	5,001	5,010	547
Commercial	6,861	6,880	827
Consumer installment	24	24	-
Total	$18,237	$18,266	$1,702

The following tables present average recorded investment and related interest income recognized for impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,535	$139	$3,295	$11
Real estate - construction	2,305	-	630	15
Real estate - mortgage:
Residential	3,622	85	997	23
Commercial	3,597	200	4,899	86
Consumer installment	13	1	25	-

	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,170	$170	$3,266	$93
Real estate - construction	2,400	113	624	15
Real estate - mortgage:
Residential	3,764	169	793	68
Commercial	3,985	324	4,081	188
Consumer installment	27	2	13	4

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories used by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.  Loans in the doubtful category exhibit similar weaknesses found in the substandard loans, though the weaknesses are more pronounced. Such loans are static and collection in full is improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.  Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships $200,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company has an experienced Loan Review Department that continually reviews and assesses loans within the portfolio.  The Company engages an external consultant to conduct loan reviews on a semi-annual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are individually evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total Loans
September 30, 2012

Commercial and industrial	$60,439	$407	$4,477	$-	$65,323
Real estate - construction	16,913	-	4,409	-	21,322
Real estate - mortgage:
Residential	191,710	868	12,855	-	205,433
Commercial	104,030	2,176	6,661	-	112,867
Consumer installment	4,208	2	20	-	4,230
Total	$377,300	$3,453	$28,422	$-	$409,175

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Loans

Commercial and industrial	$53,645	$1,104	$4,363	$73	$59,185
Real estate - construction	20,883	-	662	-	21,545
Real estate - mortgage:
Residential	192,534	1,100	14,505	-	208,139
Commercial	100,536	443	7,523	-	108,502
Consumer installment	4,495	6	8	-	4,509
Total	$372,093	$2,653	$27,061	$73	$401,880

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Loans are placed on non-accrual status when it is determined that the asset for which payment in full of interest or principal is not expected.  The accrual of interest is resumed when the Company expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
September 30, 2012

Commercial and industrial	$62,529	$1,221	$372	$10	$1,603	$1,191	$65,323
Real estate - construction	20,647	-	-	-	-	675	21,322
Real estate - mortgage:
Residential	195,547	885	363	-	1,248	8,638	205,433
Commercial	109,932	140	97	79	316	2,619	112,867
Consumer installment	4,148	69	1	-	70	12	4,230
Total	$392,803	$2,315	$833	$89	$3,237	$13,135	$409,175

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011

Commercial and industrial	$57,291	$258	$16	$44	$318	$1,576	$59,185
Real estate - construction	20,862	20	-	-	20	663	21,545
Real estate - mortgage:
Residential	193,732	2,624	863	275	3,762	10,645	208,139
Commercial	104,086	83	412	-	495	3,921	108,502
Consumer installment	4,408	60	41	-	101	-	4,509
Total	$380,379	$3,045	$1,332	$319	$4,696	$16,805	$401,880

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

The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALL analysis.  Management tracks the historical net charge-off activity at the purpose code level.  A historical charge-off factor is calculated using a defined number of consecutive historical quarters. All loan pools currently use a rolling 8 quarters period.

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

The following tables summarize the primary segments of the loan portfolio as of the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2011	$1,296	$438	$3,731	$1,306	$48	$6,819
Charge-offs	(88)	-	(668)	(123)	(62)	(941)
Recoveries	70	-	15	-	17	102
Provision	426	7	(125)	872	13	1,193
ALL balance at September 30, 2012	$1,704	$445	$2,953	$2,055	$16	$7,173

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2010	$962	$188	$3,434	$1,543	$94	$6,221
Charge-offs	(503)	(6)	(461)	(266)	(11)	(1,247)
Recoveries	75	-	18	-	22	115
Provision	384	75	1,372	616	38	2,485
ALL balance at September 30, 2011	$918	$257	$4,363	$1,893	$143	$7,574

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at June 30, 2012	$1,626	$504	$4,109	$1,492	$21	$7,752
Charge-offs	(60)	-	(570)	(70)	(40)	(740)
Recoveries	1	-	12	-	5	18
Provision	137	(59)	(598)	633	30	143
ALL balance at September 30, 2012	$1,704	$445	$2,953	$2,055	$16	$7,173

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at June 30, 2011	$957	$229	$3,791	$1,921	$129	$7,027
Charge-offs	(232)		(121)	(86)		(439)
Recoveries	49		15		2	66
Provision	144	28	678	58	12	920
ALL balance at September 30, 2011	$918	$257	$4,363	$1,893	$143	$7,574

The following tables summarize troubled debt restructurings (in thousands):

Modifications
Three Months Ended September 30, 2012

	Number of Contracts			Pre-Modification Outstanding
Troubled Debt Restructurings	Rate Forgiveness	Other	Total	Recorded Investment
Commercial and industrial	-	2	2	$13
Real estate- mortgage:
Residential	1	6	7	619
Consumer Installment	-	1	1	6

Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	$30
Real estate- mortgage:
Residential	1	20

Modifications
Nine Months Ended September 30, 2012

	Number of Contracts
Troubled Debt Restructurings	Rate Forgiveness	Other	Total	Pre-Modification Outstanding Recorded Investment
Commercial and industrial	1	8	9	$243
Real estate- mortgage:
Residential	2	8	10	946
Consumer Installment	-	2	2	11

Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	2	$60
Real estate- mortgage:
Residential	1	20

The Company does not forgive principal upon troubled debt restructuring.  Therefore, the post-modification outstanding recorded investment equals pre-modification outstanding recorded investment for each timeframe and category.

NOTE 7 – COMMON STOCK ISSUANCE

Middlefield Banc Corp. entered into an August 15, 2011 Stock Purchase Agreement with Banc Opportunity Fund LLC.  The Stock Purchase Agreement provides for the purchase by Bank Opportunity Fund of up to 24.99% of our common stock.  The Stock Purchase Agreement was amended by the First Amendment, dated September 29, 2011, the Second Amendment, dated October 20, 2011, the Third Amendment, dated November 28, 2011, the Fourth Amendment, dated December 21, 2011, the Fifth Amendment, dated April 17, 2012, and by the Sixth Amendment, dated August 23, 2012.

As amended by the Fifth Amendment on April 17, 2012, the Stock Purchase Agreement provides for Bank Opportunity Fund’s ownership to reach 24.99% in three stages: (1) ownership of 4.9%, which occurred with the purchase by a Bank Opportunity Fund affiliate of 93,050 shares at $16 per share on April 17, 2012, (2) ownership of 9.9%, which occurred on April 30, 2012 with the purchase by the affiliate of 103,585 shares at $16 per share, and (3) ownership of 24.99% by the purchase of additional shares, currently estimated to be approximately 400,000 additional shares, which cannot occur unless Bank Opportunity Fund obtains regulatory approval, unless our stockholders approve the acquisition of shares by Bank Opportunity Fund, and unless the other conditions contained in the amended Stock Purchase Agreement are satisfied.  The first sale of shares to Bank Opportunity Fund, on April 17, 2012, yielded gross proceeds of $1,488,800 and the second sale, on April 30, yielded gross proceeds of $1,657,360.  Associated issuance costs totaled $816,000 as of September 30, 2012.  As amended by the Sixth Amendment, the purchase price for the additional shares in the third and final stage will be the greater of $19 per share or 75% of tangible book value per share.

Completion of the third and final stage is subject to regulatory approval on the part of the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions.  Additionally, Bank Opportunity Fund cannot own 20% or more of our common stock unless stockholders first approve that ownership level, acting at a special meeting in accordance with the Ohio Control Share Acquisition Act.  As amended by the Sixth Amendment, the deadline for completion of the third and final stage is November 30, 2012, with a 45-day extension beyond that date unless the Federal Reserve or the Ohio Division of Financial Institutions advises Bank Opportunity Fund that the necessary regulatory approvals are unlikely to be received.

Bank Opportunity Fund currently is entitled by the terms of the amended Stock Purchase Agreement to designate one director for service on the board of Middlefield Banc Corp. and on the board of each of its subsidiary banks.  By the terms of the April 17, 2012 Amended and Restated Purchaser’s Rights and Voting Agreement with Bank Opportunity Fund, as amended by the amendment dated as of August 23, 2012, our directors and executive officers are required to vote shares they hold for approval of the acquisition of shares by Bank Opportunity Fund and in favor of election of Bank Opportunity Fund’s director nominee.

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

The proposed sale of additional shares to Bank Opportunity Fund is the final part of a private offering of our stock that began in 2010 and continued into 2011.  Relying on the SEC’s private offering exemption in Regulation D Rule 506, we conducted the private offering without registration under the Securities Act of 1933, offering and selling our shares solely to those qualifying as accredited investors, as defined in Regulation D.  The subscription agreement entered into by an institutional investor that purchased 85,200 shares on August 12, 2011 in the private offering provides that – when the sale of shares to Bank Opportunity Fund is completed – the institutional investor will buy more shares from us so that the institutional investor maintains its ownership interest at 4.9%.  The investor may, however, purchase the shares on the open market to maintain the 4.9% ownership interest.  Accordingly, completion of the transaction with Bank Opportunity Fund obligates the institutional investor to purchase additional shares, which we currently estimate to be approximately 33,700 shares.  Because the subscription agreement right to purchase shares at $16 is significantly less than the current trading price for Middlefield Banc Corp. stock, we expect the investor will purchase these shares from us.

We give no assurance that the conditions to completion of the sale of stock to Bank Opportunity Fund will be satisfied by January 14, 2013, which is the final day of the 45-day extension of the November 30, 2012 deadline established by the Sixth Amendment of the Stock Purchase Agreement, or that the transaction will be completed at all.  We are optimistic that Bank Opportunity Fund will obtain regulatory approval for its acquisition of additional shares, however.  We have not yet fixed the date for the special meeting at which we will ask stockholders – in accordance with the Ohio Control Share Acquisition Act – to consider and vote upon the sale of shares to Bank Opportunity Fund.  We currently expect to hold the special meeting before the end of the first quarter of 2013, and we expect to complete the sale of shares to Bank Opportunity Fund promptly after that meeting, assuming stockholders approve the sale.

This summary of the Stock Purchase Agreement, as amended, and related transactions is qualified in its entirety by reference to (1) the Form 8-K Current Report that we filed with the SEC on August 18, 2011, (2) the August 15, 2011 Stock Purchase Agreement (exhibit 10.26 to the Form 8-K Current Report filed on August 18, 2011), (3) the First, Second, Third, and Fourth Amendments of the Stock Purchase Agreement (exhibits 10.26.1, 10.26.2, 10.26.3, and 10.26.4 to our Form 10-K Annual Report for the year ended December 31, 2011), (4) the Form 8-K Current Report that we filed with the SEC on March 27, 2012, (5) the Form 8-K Current Report that we filed with the SEC on April 23, 2012, (6) the Fifth Amendment of the Stock Purchase Agreement and the Amended and Restated Purchaser’s Rights and Voting Agreement (exhibits 10.26.6 and 10.28 to the Form 8-K Current Report filed on April 23, 2012), (7) the Form 8-K Current Report that we filed with the SEC on May 4, 2012, (8) the Form 8-K Current Report that we filed with the SEC on August 7, 2012, (9) the Form 8-K Current Report that we filed with the SEC on August 24, 2012, and (10) the Sixth Amendment of the Stock Purchase Agreement and the Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (exhibits 10.26.7 and 10.28.1 to the Form 8-K Current Report filed on August 24, 2012).

Forward-looking statements.  This Form 10-Q includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include but are not limited to statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements.  These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation delays in obtaining or failure to receive required regulatory approvals, including approval by the Superintendent of the Ohio Division of Financial Institutions and by the Board of Governors of the Federal Reserve System, the possibility that fewer than the required number of the Middlefield’s stockholders vote in accordance with the Ohio Control Share Acquisition Act to approve the sale of shares to Bank Opportunity Fund, the occurrence of events that would have a material adverse effect on Middlefield as described in the Stock Purchase Agreement, as amended, and other uncertainties associated with the transactions described in this Form 10-Q.  Additional factors that could cause actual results to differ materially are discussed in Middlefield’s filings with the Securities and Exchange Commission, including, without limitation, Middlefield’s Form 10-K Annual Report, its Form 10-Q Quarterly Reports, and its Form 8-K Current Reports.  Forward-looking statements are based on Middlefield’s beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made.  You must exercise caution because Middlefield cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized.  Middlefield does not undertake a duty to update any forward-looking statements in this Form 10-Q.

Additional information and where to find it. This communication may be deemed to be solicitation material.  Middlefield will file with the SEC a proxy statement and other documents regarding the transaction with Bank Opportunity Fund.  MIDDLEFIELD STOCKHOLDERS ARE URGED TO READ ALL RELEVANT DOCUMENTS TO BE FILED WITH THE SEC, INCLUDING MIDDLEFIELD’S PROXY STATEMENT, BECAUSE THE PROXY STATEMENT AND OTHER DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION, INCLUDING INFORMATION ABOUT THE TRANSACTION WITH BANK OPPORTUNITY FUND.  Members of the public will be able to obtain the proxy statement and other relevant documents free of charge at the SEC’s website, http://www.sec.gov, and Middlefield’s stockholders will receive information at an appropriate time about how to obtain the proxy statement and other transaction-related documents for free from Middlefield.  The proxy statement and other documents are not currently available.  Middlefield and its directors, executive officers, certain members of management, and employees may have interests in the transaction or be deemed to be participants in the solicitation of proxies of Middlefield’s stockholders to approve the transaction with Bank Opportunity Fund.  Information regarding the participants and their interest in the solicitation is set forth in the proxy statement filed by Middlefield with the SEC on April 9, 2012, for the 2012 Annual Meeting.  Stockholders may obtain additional information regarding the interests of participants by reading the proxy statement relating to the transaction when the proxy statement becomes available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General.  The Company’s total assets at September 30, 2012 were $664.2 million, an increase of $9.6 million or 1.5% from December 31, 2011.  Investment securities available-for-sale decreased $14.8 million while cash and due from banks and net loans increased $17.0 million and $6.9 million, respectively. The increase in total assets coincided with an increase in total liabilities of $1.8 million or .3%.  Stockholders’ equity increased $7.8 million or 16.6%.

Cash on hand and due from banks. Cash on hand, due from banks, and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $18.2 million or 53.0% to $52.6 million at September 30, 2012 from $34.4 million at December 31, 2011.  Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Investment securities.  Investment securities available-for-sale on September 30, 2012 totaled $179.1 million, a decrease of $14.8 million or 7.6% from $194.0 million at December 31, 2011. During this period the Company recorded sales, repayments, calls, and maturities of available-for-sale securities of $66.8 million, consisting of mortgage-backed securities, municipal and U. S. government bonds.  Offsetting the outflow of securities were purchases of $50.8 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $6.9 million or 1.8% to $402.0 million as of September 30, 2012 from $395.1 million at December 31, 2011. Included in this amount was an increase in the commercial and industrial loan portfolio segment of $6.1 million or 10.4% as well as the commercial real estate mortgage of $4.4 million or 4.0% during the nine months ended September 30, 2012. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial-oriented loans may increase credit risk.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses increased to $7.2 million, or 1.8% of total loans, at September 30, 2012, compared to $6.8 million, or 1.7%, at December 31, 2011. The amount of allowance for loan losses is a continuation of the Company’s approach to accurately measure credits identified as troubled in quarters past.  Year-to-date net loan charge-offs totaled $839,000 compared to $1.1 million for the same period the year prior.  To maintain the adequacy of the allowance for loan losses, the Company recorded provisions for loan losses of $1.2 million year-to-date, versus $2.5 million for year-to-date September 30, 2011.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at September 30, 2012. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets.  Nonperforming assets includes non-accrual loans, troubled debt restructurings (“TDRs”), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system. The shadow accounting system tracks interest on nonaccrual loan payments as though current.  The shadow account splits principal and interest on payments while the actual account undergoes only a principal reduction. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 47 TDRs with a total balance of $4.7 million as of September 30, 2012. Nonperforming loans amounted to $15.4 million, or 3.8% of total loans, and $24.5 million or 6.1% of total loans at September 30, 2012 and December 31, 2011, respectively.  The decrease in nonperforming loans has occurred partly due to improved performance of previously classified TDRs.  A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms.  Nonperforming loans secured by real estate totaled $13.6 million as of September 30, 2012, down $9.2 million from $22.8 million at December 31, 2011. Real estate owned is initially recorded at the lower of carrying cost or fair value less cost to sell and continually monitored for changes in fair value.

Asset Quality History

(Dollar amounts in thousands)

(Dollar amounts in thousands)	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011

Nonperforming loans	$15,404	$17,177	$17,677	$24,546	$22,725
Real estate owned	2,332	1,986	2,125	2,196	2,173

Nonperforming assets	17,736	19,163	19,802	26,742	24,898

Allowance for loan losses	7,173	7,752	7,267	6,819	7,574

Ratios
Nonperforming loans to total loans	3.76%	4.18%	4.37%	6.11%	5.85%
Nonperforming assets to total assets	2.67%	2.95%	3.01%	4.09%	3.77%
Allowance for loan losses to total loans	1.75%	1.89%	1.80%	1.70%	1.95%
Allowance for loan losses to nonperforming loans	46.57%	45.13%	41.11%	27.78%	33.33%

A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2012, 88.4% were secured by real estate. Although real estate collateral does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment.  In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $584.7 million or 96.3% of the Company’s total funding sources at September 30, 2012. Total deposits increased $3.8 million or .6% to $584.7 million at September 30, 2012 from $581.0 million at December 31, 2011. The increase in deposits is related to additions to demand and savings accounts of $13.7 million or 7.0%, and $7.1 million or 4.2%, respectively, at September 30, 2012.  These increases were partially offset by decreases in time and money market accounts of $17.0 million or 7.8%, and $2.8 million or 3.7%, respectively, during the nine months ended September 30, 2012.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include Federal Home Loan Bank of Cincinnati (“FHLB”) advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $874,000 or 11.8% to $6.5 million as of September 30, 2012.  This decline largely resulted from a decrease of $632,000 in EB repurchase accounts.  Other borrowings, representing advances from the FHLB, declined $995,000 or 5.9%, to $15.8 million for the nine months ended September 30, 2012.  The decline in FHLB advances was the result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $7.8 million or 16.6% to $55.1 million at September 30, 2012 from $47.3 million at December 31, 2011. This increase was the result of increases in retained earnings, common stock, and accumulated other comprehensive income of $3.5 million, $2.8 million, and $1.5 million, respectively. The increase in common stock was principally the result of a private offering of 196,635 shares pursuant to the Stock Purchase Agreement (as amended) and described more completely in Note 7 to the financial statements included within this Form 10-Q.  Additional shares of 22,708 were offered via the Company’s dividend reinvestment plan at an average price of $21.16 since December 31, 2011.  The increase in accumulated other comprehensive income relates to increases in the fair value of the Company’s securities available-for-sale portfolio.

RESULTS OF OPERATIONS

General.   Net income for the nine months ended September 30, 2012, was $5.0 million, a $2.2 million, or 78.9% increase from the $2.8 million earned during the same period in 2011.  Diluted earnings per share for the third quarter of 2012 was $0.93 compared to $0.63 for the same period in 2011.  Diluted earnings per share for the nine months ended September 30, 2012 was $2.65 compared to $1.69 for the same period in 2011.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the three months ended September 30, 2012 were 1.12% and 16.57%, respectively, compared with 0.66% and 11.11% for the same period in 2011.  For the first nine months of 2012, the Company’s ROA and ROE were 1.02% and 15.26%, respectively, compared with 0.59% and 9.82% for the same period of 2011.

The Company’s earnings for the three and nine months ended September 30, 2012 were positively impacted by a decrease in deposit interest expense and provision for loan losses. This was partially offset by a decrease in interest income on securities.

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

Net interest income for the three months ended September 30, 2012 totaled $5.7 million, an increase of 6.4% from the $5.4 million reported for the comparable period of 2011. The net interest margin was 4.02% for the third quarter of 2012, up from the 3.75% reported for the same quarter of 2011. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 36 basis points to 1.20%. Deposit growth at the Banks has primarily been in products such as savings and interest-bearing demand accounts, which generally carry lower interest costs than other deposit alternatives.

Net interest income for the nine months ended September 30, 2012 totaled $16.9 million, an increase of 8.6% from the $15.5 million reported for the comparable period of 2011. The net interest margin was 3.95% for the year-to-date 2012, up from the 3.69% reported for the same quarter of 2011. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 45 basis points to 1.23%. Deposit growth at the Banks has primarily been in products such as savings and interest-bearing demand accounts, which generally carry lower interest costs than other deposit alternatives.

Interest income.  Interest income decreased $186,000, or 2.5%, for the three months ended September 30, 2012, compared to the same period in the prior year.  This can be attributed to a decrease in interest earned on investment securities of $446,000, or 22.9%, partially offset by an increase in interest and fees on loans of $255,000, or 4.6%.  This increase was attributable to a $24.3 million or 6.3% increase in the average balance of loans receivable from September 30, 2011.

Interest income decreased $511,000, or 2.3%, for the nine months ended September 30, 2012, compared to the same period in the prior year.  This can be attributed to a decrease in interest earned on investment securities of $1.3 million, or 21.0%, partially offset by an increase in interest and fees on loans of $733,000, or 4.5%.  This increase was attributable to a $26.3 million or 6.9% increase in the average balance of loans receivable from September 30, 2011.

Interest earned on securities decreased $446,000, or 22.9%, for the three months ended September 30, 2012, compared to the same period in the prior year. This was primarily the result of a decrease in the average balance of the securities portfolio of $25.0 million, or 12.7%, to $172.6 million at September 30, 2012 from $197.7 million for the same period in the prior year. Interest income on investment securities was also adversely affected by a decrease in the portfolio yield.  The total investment securities portfolio yield of 4.34% for the three months ended September 30, 2012 decreased by 31 basis points from 4.65% for the same period in the prior year.

Interest earned on securities decreased $1.3 million, or 21.0%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This was primarily the result of a decrease in the average balance of the securities portfolio of $13.2 million, or 6.8%, to $181.1 million at September 30, 2012 from $194.3 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield.  The total investment securities portfolio yield of 4.33% for the nine months ended September 30, 2012 decreased by 52 basis points from 4.85% for the same period in the prior year.

Interest expense. Interest expense decreased $532,000, or 24.9%, for the three months ended September 30, 2012, compared to the same period in the prior year.  This can be attributed to decreases in interest incurred on certificates of deposits and savings of $183,000 and $133,000, respectively.  The reduction was intensified by decreases in the rates paid on money market and savings accounts of 37 and 34 basis points, respectively, when compared to the three months ended September 30, 2011.

Interest expense decreased $1.8 million, or 27.2%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This can be attributed to decreases in interest incurred on certificates of deposits and savings of $655,000 and $500,000, respectively.  The reduction was enhanced by decreases in the rates paid on money market and savings accounts of 52 and 45 basis points, respectively, when compared to the nine months ended September 30, 2011.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $418,000, or 22.8%, for the three months ended September 30, 2012, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits to 1.11% for the three months ended September 30, 2012 from 1.41% for the same period in the prior year.  The improvement in interest cost due to rates was bolstered by a decrease in the average balance of interest-bearing deposits of $9.9 million, or 1.9%, to $508.5 million for the three months ended September 30, 2012, compared to $518.4 million for the same period in the prior year.

Interest incurred on deposits declined $1.5 million, or 26.0%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits to 1.14% for the nine months ended September 30, 2012 from 1.53% for the same period in the prior year.  The improvement in interest cost due to rates was enhanced by a decrease in the average balance of interest-bearing deposits of $2.7 million, or 0.5%, to $511.8 million for the nine months ended September 30, 2012, compared to $514.4 million for the same period in the prior year.

These fluctuations are reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities.  The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to minimize total interest expense.

Interest incurred on borrowed funds, declined by $114,000, for the three months ended September 30, 2012, compared with the same period in the prior year. This decline was primarily attributable to a reduction of $94,000 in interest paid on trust preferred securities when compared to September 30, 2011.

Interest incurred on borrowed funds, declined by $316,000, for the nine months ended September 30, 2012, compared with the same period in the prior year. This decline was primarily attributable to a reduction of $290,000 in interest paid on trust preferred securities when compared to September 30, 2011.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $143,000 was recorded for the quarter ended September 30, 2012 compared to $920,000 for the quarter ended September 30, 2011. The provision for loan losses was lower due in part to decreases in net charge-offs and decreases in nonperforming and delinquent loans.

Nonperforming loans were $15.4 million, or 3.8% of total loans at September 30, 2012 compared with $22.7 million, or 5.9% at September 30, 2011. Net charge-offs were $722,000 for the quarter ended September 30, 2012 compared with $373,000 for the quarter ended September 30, 2011.  Year-to-date net loan charge-offs totaled $839,000 compared to $1.1 million for the same period the year prior.  Total loans were $409.2 million at September 30, 2012 compared with $388.6 million at September 30, 2011.

Non-interest income. Non-interest income increased $182,000 for the three month period of September 30, 2012 over the comparable 2011 period.  This growth was largely the result of increases in investment security gains and service charges on deposit accounts of $146,000 and $26,000, respectively.

Non-interest income increased $700,000 for the nine month period of September 30, 2012 over the comparable 2011 period.  This growth was largely the result of increases in investment security gains, revenue from investment services, and gain on loan sale of $464,000, $91,000, and $84,000, respectively.

Non-interest expense. Non-interest expense of $4.1 million for the third quarter of 2012 was 5.5%, or $216,000 higher than the same period in 2011.  Professional fees and FDIC expense increased $89,000, or 49.2%, and $74,000, or 42.0%, respectively, when compared to the same period in 2011.  These increases were partially offset by a decrease in salaries and benefits of $49,000, or 2.8%.

Non-interest expense of $11.9 million for the year-to-date September 30, 2012 was 0.4%, or $42,000, higher than the same period in 2011.  Losses on other real estate owned and salaries and employee benefits decreased $260,000, or 52.2%, and $133,000, or 2.5%, as compared to the same period in 2011.  These decreases were partially offset by increases in professional fees, FDIC expense, and equipment expense of $93,000, or 16.1%, $78,000, or 11.6%, and $69,000, or 14.1%.

Provision for income taxes. The Company recognized $1.4 million in income tax expense, which reflected an effective tax rate of 21.7% for the nine months ended September 30, 2012, as compared to $319,000 with an effective tax rate of 10.2% for the respective 2011 period.  The increase in the tax provision can be attributed to an increase in income before taxes of $3.3 million, or 105.3% when compared to the same period in the prior year.

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

	For the Three Months Ended September 30,
	2012			2011

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$411,053	$5,810	5.62%	$386,788	$5,555	5.70%
Investment securities (3)	172,637	1,498	4.34%	197,654	1,944	4.65%
Interest-bearing deposits with other banks	23,126	34	0.58%	25,284	29	0.46%
Total interest-earning assets	606,816	7,342	5.07%	609,726	7,528	5.14%
Noninterest-earning assets	50,256			36,781
Total assets	$657,072			$646,507
Interest-bearing liabilities:
Interest - bearing demand deposits	$64,785	67	0.41%	$60,197	90	0.59%
Money market deposits	68,499	72	0.42%	75,734	151	0.79%
Savings deposits	171,746	165	0.38%	163,178	298	0.72%
Certificates of deposit	203,482	1,115	2.18%	219,262	1,298	2.35%
Borrowings	22,997	183	3.17%	25,379	297	4.64%
Total interest-bearing liabilities	531,509	1,602	1.20%	543,750	2,134	1.56%
Noninterest-bearing liabilities
Other liabilities	75,147			61,066
Stockholders' equity	50,416			41,691
Total liabilities and stockholders' equity	$657,072			$646,507
Net interest income		$5,740			$5,394
Interest rate spread (1)			3.87%			3.58%
Net yield on interest-earning assets (2)			4.02%			3.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.17%			112.13%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax equivalent adjustments to interest income for tax-exempt securities were $385 and $373 for 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended September 30, 2012 and 2011, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2012 versus 2011
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$348	$(93)	$255
Investment securities	(292)	(154)	(446)
Interest-bearing deposits with other banks	(2)	7	5
Total interest-earning assets	54	(240)	(186)

Interest-bearing liabilities:
Interest - bearing demand deposits	7	(30)	(23)
Money market deposits	(14)	(65)	(79)
Savings deposits	16	(149)	(133)
Certificates of deposit	(93)	(90)	(183)
Borrowings	(28)	(86)	(114)
Total interest-bearing liabilities	(112)	(420)	(532)

Net interest income	$166	$180	$346

	For the Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$406,919	$16,988	5.58%	$380,668	$16,255	5.71%
Investment securities (3)	181,062	4,704	4.33%	194,250	5,956	4.85%
Interest-bearing deposits with other banks	22,221	105	0.63%	27,122	97	0.48%
Total interest-earning assets	610,202	21,797	5.03%	602,040	22,308	5.20%
Noninterest-earning assets	45,323			33,524
Total assets	$655,525			$635,564
Interest-bearing liabilities:
Interest - bearing demand deposits	$61,718	190	0.41%	$55,314	265	0.64%
Money market deposits	70,108	216	0.41%	73,963	515	0.93%
Savings deposits	170,423	495	0.39%	157,538	995	0.84%
Certificates of deposit	209,504	3,448	2.20%	227,613	4,103	2.41%
Borrowings	23,551	585	3.32%	25,953	901	4.64%
Total interest-bearing liabilities	535,304	4,934	1.23%	540,381	6,779	1.68%
Noninterest-bearing liabilities
Other liabilities	70,846			55,672
Stockholders' equity	49,375			39,511
Total liabilities and stockholders' equity	$655,525			$635,564
Net interest income		$16,863			$15,529
Interest rate spread (1)			3.79%			3.52%
Net interest margin (2)			3.95%			3.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.99%			111.41%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost ofinterest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax equivalent adjustments to interest income for tax-exempt securities was $1,159 and $1,094 for 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine month periods ended September 30, 2012 and 2011, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2012 versus 2011

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,122	$(389)	$733
Investment securities	(479)	(773)	(1,252)
Interest-bearing deposits with other banks	(18)	26	8
Total interest-earning assets	625	(1,136)	(511)

Interest-bearing liabilities:
Interest - bearing demand deposits	31	(106)	(75)
Money market deposits	(27)	(272)	(299)
Savings deposits	81	(581)	(500)
Certificates of deposit	(327)	(328)	(655)
Borrowings	(83)	(233)	(316)
Total interest-bearing liabilities	(325)	(1,520)	(1,845)

Net interest income	$950	$384	$1,334

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

For the three and nine months ended September 30, 2012, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

Compliance with the terms of the MOU continues to be a high priority for the Company.   Specific actions taken include the evaluation and reorganization of lending and credit administration personnel, retention of collection and workout personnel, and the sale of $5.6 million of nonperforming assets to a sister, nonbank-asset resolution subsidiary.  This amount is an increase from the original $4.6 million sale in 2009.  In 2010 and 2011, the Company invested $500,000 and $1.5 million in EB in the form of capital infusions to maintain Tier I capital at the level required by the FDIC and the Ohio Division of Financial Institutions.

The MOU requires that EB submit plans and report to the Ohio Division of Financial Institutions and the FDIC regarding EB’s loan portfolio and profit plan, among other matters.  The MOU also requires that the Bank maintain its Tier I Leverage Capital ratio at not less than 9 percent.

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios at September 30, 2012 and December 31, 2011:

FDIC Regulations

Capital Ratio	Adequately Capitalized	Well Capitalized		September 30, 2012	December 31, 2011

Tier I Leverage Capital	4.00%	5.00%	(1)	10.17%	9.92%
Risk-Based Capital:
Tier I	4.00	6.00		13.10	12.57
Total	8.00	10.00		14.35	13.82

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

The Company’s board has established a goal of maintaining Tier 1 leverage capital of at least 7.25% and total risk-based capital of at least 12%, both at the level of the holding company and at The Middlefield Banking Company.  These enhanced capital levels have been achieved through a combination of measures, including restraining growth, sale of additional equity, and improved earnings.  The goal of the elevated capital levels is to account for the ongoing economic stress in the markets in which we operate and to account for the levels of substandard and other noperforming assets.

The following table illustrates the Company's and Banks’ capital ratios at September 30, 2012:

	Middlefield Banc Corp. September 30, 2012		The Middlefield Banking Co. September 30, 2012		Emerald Bank September 30, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(in thousands)
Total Capital (to Risk-weighted Assets)

Actual	$56,832	13.40%	$47,031	12.85%	$8,351	14.35%
For Capital Adequacy Purposes	33,939	8.00	29,280	8.00	4,656	8.00
To Be Well Capitalized	42,424	10.00	36,601	10.00	5,820	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$51,506	12.14%	$42,456	11.60%	$7,623	13.10%
For Capital Adequacy Purposes	16,969	4.00	14,640	4.00	2,328	4.00
To Be Well Capitalized	25,454	6.00	21,960	5.00	3,492	6.00

Tier I Capital (to Average Assets)

Actual	$51,506	7.92%	$42,456	7.42%	$7,623	10.17%
For Capital Adequacy Purposes	25,998	4.00	22,882	4.00	2,999	4.00
To Be Well Capitalized	32,497	5.00	28,602	5.00	3,749	5.00

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2012, have remained unchanged from December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ASSET AND LIABILITY MANAGEMENT

The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing and maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material losses as a result of prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.  Mortgage-backed securities also offer improved management of interest rate risk because some are adjustable rate securities.  In this low interest rate environment, investment in mortgage-backed securities represents superior asset/liability management compared to investment in fixed-rate residential mortgages.

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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2012 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2011 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2012 for portfolio equity:

	Increase 200 Basis Points		Decrease 200 Basis Points

Net interest income - increase (decrease)	1.90%		0.22%

Portfolio equity - increase (decrease)	(17.73	) %	(7.80	) %

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

Please refer to Note 7 of the Notes to Unaudited Consolidated Financial Statements

Item 3.    Defaults by the Company on its senior securities

               None

Item 4.    Mine Safety Disclosures

Item 5.    Other information

               None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2012

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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

exhibit number	description	location
10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	[reserved]

exhibit number	description	location
10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

exhibit number	description	location

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

exhibit number	description	location
10.16*	Reserved

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18*	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors and executive officers	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on September 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 12, 2012

exhibit number	description	location
10.22.1	Annual Incentive Plan 2012 Award Summary for named executive officers	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 12, 2012
10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

exhibit number	description	location
10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

* management contract or compensatory plan or arrangement

** XBRLinformation is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: November 8, 2012	By:	/s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer