Form 10-K
period 2012-12-31
MIDDLEFIELD BANC CORP
filed 2013-03-13
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer ”and“ smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer ☐    Accelerated filer ☐       Non-accelerated filer ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

The aggregate market value on June 30, 2012 of common stock held by non-affiliates of the registrant was approximately $44.6 million. As of March 12, 2013, there were 2,011,035 shares of common stock issued and outstanding.

Documents Incorporated by Reference     Portions of the registrant’s definitive proxy statements for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2012 are incorporated by reference into Part I and Part II of this report.

Item 1 — Business

Middlefield Banc Corp Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a two-bank and a one non-bank holding company registered under the Bank Holding Company Act of 1956.  The Company’s three subsidiaries are:

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

The Middlefield Banking Company MBC was chartered under Ohio law in 1901. The Company became the holding company for MBC in 1988.  MBC offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (NOW) accounts, money market accounts, time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans, safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.

Engaged in a general commercial banking business in northeastern Ohio, MBC offers commercial banking services principally to small and medium-sized businesses, professionals, small business owners, and retail customers. MBC has developed and continues to monitor and update a marketing program to attract and retain consumer accounts, and to offer banking services and facilities compatible with the needs of its customers.

MBC’s loan products include operational and working capital loans, loans to finance capital purchases, term business loans, residential construction loans, selected guaranteed or subsidized loan programs for small businesses, professional loans, residential mortgage and commercial mortgage loans, and consumer installment loans to purchase automobiles, boats, and for home improvement and other personal expenditures. Although the bank makes agricultural loans, it currently has no significant agricultural loans.

Emerald Bank  The Company acquired EB on April 19, 2007 for a combination of cash and stock. EB operates as a separate commercial bank subsidiary of the Company, offering essentially the same range of products and services in central Ohio as MBC does in northeastern Ohio.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and ultimately dispose of nonperforming loans and other real estate owned (“OREO”) acquired by subsidiary banks as the result of borrower default on real-estate-secured loans. At December 31, 2012, EMORECO’s assets consist of six nonperforming loans and eight OREO properties.  EMORECO has paid approximately $5.8 million to Emerald Bank for the nonperforming loans and OREO, using funds contributed by the Company, which were borrowed under lines of credit of the Company.  According to Federal law governing bank holding companies the real estate must be disposed of within two years after the properties were originally acquired by EB, which occurred in May and June of 2008, although limited extensions may be granted by the Federal Reserve Bank. Federal law governing bank holding companies also provides that a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Market Area  MBC’s market area consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties.  Benefitting from the area’s proximity to Cleveland and Warren, population and income levels have maintained steady growth over the years.  EB’s two branches are located in Franklin County, serving the central Ohio market.

Competition  The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs) and investing in technology to permit telephone, personal computer, and internet banking. While all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional “brand names,” providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve. The Company seeks to take competitive advantage of its local orientation and community banking profile. It competes for loans principally through responsiveness to customers and its ability to communicate effectively with them and understand and address their needs. The Company competes for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. The Company seeks to provide high quality banking service to professionals and small and mid-sized businesses, as well as individuals, emphasizing quick and flexible responses to customer demands.

Forward-looking Statements This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about the Company and subsidiaries. Information incorporated in this document by reference, future filings by the Company on Form 10-Q and Form 8-K, and future oral and written statements by the Company and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

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

Lending — Loan Portfolio Composition and Activity. The Company makes residential mortgage and commercial mortgage loans, home equity loans, secured and unsecured consumer installment loans, commercial and industrial loans, and real estate construction loans for owner-occupied and rental properties. The Company’s loan policy aspires to a loan composition mix consisting of approximately 40% to 50% residential real estate loans, 35% to 40% commercial loans, consumer loans of 5% to 15%, and credit card accounts of up to 5%. The lending policies of MBC and EB are essentially identical.

Although Ohio Bank law imposes no material restrictions on the kinds of loans the Company may make, real estate-based lending has historically been the Banks’ primary focus. For prudential reasons, the Banks avoid lending on the security of real estate located in regions in which the Bank is not familiar, and as a consequence almost all of the MBC’s real-estate secured loans are secured by real property in northeastern Ohio. EB’s lending is also predominantly real-estate secured lending.  EB’s lending currently is concentrated in its Central Ohio market area, although previously EB had extended a number of real-estate secured loans in the southwestern Ohio market. Ohio Bank law does restrict the amount of loans an Ohio-chartered bank such as the Banks may make, however, generally providing that loans and extensions of credit to any single borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on the Banks’ lending. The Banks can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. MBC’s and EB’s internal policy is to maintain its credit exposure to any one borrower at less than $3.0 million and $1.2 million, respectively, which is comfortably within the range of the Banks’ legal lending limit. As of December 31, 2012, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $7.5 million and EB’s 15%-of-capital limit on loans to a single borrower was approximately $1.5 million.

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

The following table shows on a consolidated basis the composition of the loan portfolio in dollar amounts and in percentages along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,

	2012		2011		2010		2009		2008

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$62,188	15.23%	$59,185	14.73%	$57,501	15.44%	$56,969	16.11%	$66,524	20.69%
Real estate construction	22,522	5.51	21,545	5.36	15,845	4.25	7,837	2.22	7,965	2.48
Mortgage:
Residential	203,872	49.92	208,139	51.79	209,863	56.34	205,074	58.00	199,354	61.99
Commercial	115,734	28.34	108,502	27.00	84,304	22.63	78,763	22.27	42,789	13.31
Consumer installment	4,117	1.00	4,509	1.12	4,985	1.34	4,954	1.40	4,943	1.53

Total loans	408,433	100.00%	401,880	100.00%	372,498	100.00%	353,597	100.00%	321,575	100.00%
Less:
Allowance for loan losses	7,779		6,819		6,221		4,937		3,557

Net loans	$400,654		$395,061		$366,277		$348,660		$318,018

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31,2012
	Commercial and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$12,059	$4,378	$3,562	$4,609	$229	$24,837
After one year through five years	19,503	611	16,006	3,498	3,517	43,135
After five years	30,626	17,533	184,304	107,627	371	340,461

Total amount due	$62,188	$22,522	$203,872	$115,734	$4,117	$408,433

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2012 that have  pre-determined interest rates and the dollar amount of all loans due after December 31, 2012 that have floating or adjustable rates.

	Fixed Rate	Adjustable Rate	Total
(Dollars in thousands)
Commercial and industrial	$24,424	$37,764	$62,188
Real estate construction	5,837	16,685	22,522
Mortgage:
Residential	18,197	185,675	203,872
Commercial	7,777	107,957	115,734
Consumer installment	4,043	74	4,117

	$60,278	$348,155	$408,433

Residential Mortgage Loans A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. Residential mortgage loans approximated $203.9 million or 49.9% of the Company’s total loan portfolio at December 31, 2012.

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

Before 1996, nearly all residential mortgage loans originated by MBC were written on a balloon-note basis. During 1996, the Company began to originate fixed-rate mortgage loans for maturities up to 20 years. In late 1998, MBC began originating adjustable-rate mortgage loans and de-emphasized balloon-note mortgages. Approximately 90.7% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2012 was adjustable rate. The Company’s mortgage loans are ordinarily retained in the loan portfolio. The Company’s residential mortgage loans have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac.

The Company’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.

At December 31, 2012, residential mortgage loans of approximately $8.5 million were over 90 days delinquent or non-accruing on that date, representing 4.2% of the residential mortgage loan portfolio. At December 31, 2011, residential mortgage loans of approximately $10.9 million were over 90 days delinquent or non-accruing on that date, representing 5.2% of the residential mortgage loan portfolio.

Commercial and Industrial Loans and Commercial Real Estate Loans The Company’s commercial loan services include —

•	accounts receivable, inventory and	•	short-term notes
	working capital loans	•	selected guaranteed or subsidized loan programs
•	renewable operating lines of credit		for small businesses
•	loans to finance capital equipment	•	loans to professionals
•	term business loans	•	commercial real estate loans

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Although the Company makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear more risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.

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

At December 31, 2012, commercial and commercial real estate loans totaled $177.9 million, or 43.6% of the Company’s total loan portfolio. At December 31, 2012, commercial and commercial real estate loans of approximately $3.4 million were over 90 days delinquent or non-accruing on that date, and represented 1.9% of the commercial and commercial real estate loan portfolios. At December 31, 2011, commercial and commercial real estate loans totaled $167.7 million, or 41.7% of the Company’s total loan portfolio. At December 31, 2011, commercial and commercial real estate loans of approximately $5.5 million were over 90 days delinquent or non-accruing on that date, and represented 3.4% of the commercial and commercial real estate loan portfolios.

Real Estate Construction The Company originates several different types of loans that it categorizes as construction loans, including —

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

At December 31, 2012, real estate construction loans totaled $22.5 million, or 5.5% of the Company’s total loan portfolio. Real estate construction loans of approximately $364,000 were over 90 days delinquent or non-accruing on that date, representing 1.6% of the real estate construction loan portfolio. At December 31, 2011, real estate construction loans totaled $21.6 million, or 5.4% of the Company’s total loan portfolio. Real estate construction loans of approximately $663,000 were over 90 days delinquent or non-accruing on that date, representing 3.2% of the real estate construction loan portfolio.

Consumer Installment Loans  The Company’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The Company does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The Company maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.

According to the Company’s loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to two and one-half years. Real estate security generally is required for consumer loans having terms exceeding five years.

At December 31, 2012, the Company had approximately $4.1 million in its consumer installment loan portfolio, representing 1.0% of total loans. At December 31, 2012, consumer installment loans of approximately $18,000 were over 90 days delinquent or non-accruing on that date, representing .4% of the consumer installment loan portfolio. At December 31, 2011, the Company had approximately $4.5 million in its consumer installment loan portfolio, representing 1.1% of total loans. At December 31, 2011, no consumer installment loans were over 90 days delinquent or non-accruing.

Loan Solicitation and Processing Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Company personnel and walk-in customers.

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

Income from Lending Activities  The Company earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The Company also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements included herein contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.

Nonperforming Loans  Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the Company’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The Company also collects late charges on commercial loans.

When the Company acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as OREO until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. OREO is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

The Company undertakes regular review of the loan portfolio to assess its risks, particularly the risks associated with the commercial loan portfolio. This includes annual review of every commercial loan representing credit exposure of $150,000 or more. An independent firm performs semi-annual loan reviews for the Company.

Classified Assets  FDIC regulations governing classification of assets require nonmember commercial banks — including the Company — to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection of principal in full — on the basis of currently existing facts, conditions, and values — highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the above categories, but that possess some weakness, are required to be designated “special mention” by management.

When an insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An Ohio nonmember bank’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC, which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications.

The Company has experienced a decrease in substandard loans. While it appears economic conditions within our defined market area have stabilized and may be improving, it is not yet evident that the improvement will be sustained. While the housing market seems to have stabilized, there is no evidence of a significant recovery to date. In addition, appraisal values are still below peak.  Loans secured by residential real estate and commercial real estate account for $12.1 million and $7.3 million of the substandard loans, respectively. These amounts represent 73.5% of the Company’s substandard loans.

As of December 31, 2012, 2011, 2010, 2009, and 2008 consolidated classified loans were as follows:

	Classified Loans at December 31,

	2012		2011		2010		2009		2008

(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$3,364	0.82%	$2,653	0.66%	$2,868	0.77%	$4,322	1.22%	$5,134	1.60%
Substandard	26,459	6.48%	27,061	6.73%	28,178	7.56%	18,928	5.35%	5,350	1.66%
Doubtful	59	0.01%	73	0.02%	224	0.06%	277	0.08%	420	0.13%

Total amount due	$29,882	7.31%	$29,787	7.41%	$31,270	8.39%	$23,527	6.65%	$10,904	3.39%

Other than those disclosed above, the Company does not believe there are any loans classified for regulatory purposes as loss, doubtful, substandard, special mention or otherwise, which will result in losses or have a material impact on future operations, liquidity or capital reserves.  We are not aware of any other information that causes us to have serious doubts as to the ability of borrowers in general to comply with repayment terms.

Investments  Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. The Company generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio bank law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Similar to the legal lending limit on loans to any one borrower, Ohio bank law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These Ohio bank law provisions have not been a material constraint upon the Company’s investment activities.

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

The following table exhibits the consolidated amortized cost and fair value of the Company’s investment portfolio:

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2012		2011		2010

(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value

Available for Sale:
U.S. Government agency securities	$24,485	$24,960	$31,520	$31,933	$33,332	$32,603
Obligations of states and political subdivisions:
Taxable	6,888	7,626	8,207	8,973	7,371	7,417
Tax-exempt	80,391	84,970	75,807	79,427	69,363	69,463
Mortgage-backed securities in government sponsored entities	69,238	71,102	63,808	65,573	73,390	74,043
Private-label mortgage-backed securities	4,553	5,064	7,005	7,321	16,636	17,326
Equity securities in financial institutions	750	750	750	750	944	920

Total Investment Securities	$186,305	$194,472	$187,097	$193,977	$201,036	$201,772

The contractual maturity of investment debt securities is as follows:

	December 31, 2012
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
U.S. Government agency securities	$-	-%	$-	-%	$9,874	1.81%	$14,611	3.08%	$24,485	2.57%	$24,960
Obligations of states and political subdivisions:
Taxable	-	-	-	-	820	4.96	6,068	5.37	6,888	5.32	7,626
Tax-exempt **	2,081	6.29	4,964	5.68	11,020	5.53	62,326	5.43	80,391	5.48	84,970
Mortgage-backed securities in government-sponsored entities	98	3.96	-	-	596	5.37	68,544	2.48	69,238	2.50	71,102
Private-label mortgage-backed securities	-	-	591	5.57	-	-	3,962	4.93	4,553	5.01	5,064

Total	$2,179	6.19%	$5,555	5.67%	$22,310	3.86%	$155,511	3.89%	$185,555	3.97%	$193,722
** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.  The average yields in the above table are not calculated on a tax-equivalent basis.

As of December 31, 2012, the Company also held 18,872 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2012 was $1,887,200.

Sources of Funds — Deposit Accounts Deposit accounts are a major source of funds for the Company. The Company offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The Company also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2012, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$10,031	12.55%
Beyond three but within six months	9,005	11.27
Beyond six but within twelve months	18,234	22.82
Beyond one year	42,648	53.36

Total	$79,918	100.00%

Borrowings Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Company’ subsidiary banks can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2012, MBC had $4.7 million of FHLB borrowings outstanding. The Company’s subsidiary banks also have access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2012	2011	2010

Balance at year-end	$6,538	$7,392	$7,632
Average balance outstanding	7,005	7,276	7,320
Maximum month-end balance	7,458	7,552	8,178
Weighted-average rate at year-end	2.97%	3.14%	3.10%
Weighted-average rate during the year	3.15%	3.23%	3.40%

Personnel

As of December 31, 2012 the Company had 120 full-time equivalent employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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

In February of 2011, Emerald Bank agreed with the FDIC and the Ohio Division of Financial Institutions that Emerald Bank will take specified actions to correct weaknesses in the bank’s condition and operations.  The actions that Emerald Bank agreed to take include reducing the bank’s concentration of credit in non-owner occupied 1 - 4 family residential mortgage loans, reducing delinquent and classified loans, enhancing credit administration for non-owner occupied residential real estate, developing plans for the reduction of borrower indebtedness on classified and delinquent credits, implementing an earnings improvement plan, maintaining leverage capital of at least 9%, revising the bank’s methodology for calculating and determining the adequacy of the allowance for loan losses, and providing to the FDIC and the ODFI notice of proposed dividend payments at least 30 days in advance.

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios:

FDIC Regulations

Capital Ratio	Adequately Capitalized	Well Capitalized		December 31, 2012	December 31, 2011

Tier I Leverage Capital	4.00%	5.00%	(1)	10.61%	9.92%
Risk-Based Capital:
Tier I	4.00	6.00		14.16	12.57
Total	8.00	10.00		15.45	13.82

(1) EB has agreed to maintain leverage capital of at least 9%

Regulation of Bank Holding Companies — Bank and Bank Holding Company Acquisitions The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before —

•
directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),

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

Nonbanking Activities  With some exceptions, the Bank Holding Company Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

Financial Holding Companies  On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a “financial holding company.” Financial holding companies may engage in any activity that is —

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

The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on.  The Company is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Federal Reserve Board rules require that all of the depository institution subsidiaries of a financial holding company be and remain well capitalized and well managed.  If all depository institution subsidiaries of a financial holding company do not remain well capitalized and well managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days.  In the meantime the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities.  If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary. Until late 2009 the Company was entitled to engage in the expanded range of activities in which a financial holding company, as defined in Federal Reserve Board rules, may engage. The Company continues to be entitled to engage in activities deemed permissible to a bank holding company, as defined by Federal Reserve Board rules and the applicable laws of the United States.

Holding Company Capital and Source of Strength  The Federal Reserve considers the adequacy of a bank holding company’s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. In general, bank holding companies are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and Tier 1 capital — consisting principally of stockholders’ equity — of at least 4%. Bank holding companies are also subject to a leverage ratio requirement. The minimum required leverage ratio for the very highest rated companies is 3%, but as a practical matter the minimum required leverage ratio for most bank holding companies is 4% or higher. It is also Federal Reserve Board policy that bank holding companies serve as a source of strength for their subsidiary banking institutions.

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

Liability of Commonly Controlled Institutions Adding subsection (e) to section 5 of the Federal Deposit Insurance Act, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 allows the FDIC to demand from one institution payment for losses incurred or to be incurred by the FDIC because of the default of another institution or because of assistance provided by the FDIC to the other institution in danger of default, if the institutions are commonly controlled.

Capital — Risk-Based Capital Requirements The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of restrictions or enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

A bank’s capital hedges its risk exposure, absorbing losses that can be predicted as well as losses that cannot be predicted.  According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks.  The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.”  The minimum ratio of total capital to risk-weighted assets is 8.0%, of which at least 4.0% must consist of so-called Tier 1 capital.  The minimum Tier 1 leverage ratio – Tier 1 capital to average assets – is 3.0% for the highest rated institutions and at least 4.0% for all others.  These ratios are absolute minimums.  In practice, banks are expected to operate with more than the absolute minimum capital.  The FDIC may establish greater minimum capital requirements for specific institutions.

Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, trust preferred securities up to a certain limit, and minority interests in certain subsidiaries, less most other intangible assets.  Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses, and certain other instruments that have some characteristics of equity.  To determine risk-weighted assets, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages ranging from 0.0% for assets considered to have low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans, and a 200% risk-weight for selected investments that are rated below investment grade or, if not rated, that are equivalent to investments rated below investment grade.  A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2012, the Company was in compliance with all regulatory capital requirements.

Prompt Corrective Action . To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered well capitalized for purposes of the prompt corrective action rules, a bank must maintain total risk-based capital of 10.0% or greater, Tier 1 risk-based capital of 6.0% or greater, and leverage capital of 5.0% or greater.  An institution with a capital level that might qualify for well-capitalized or adequately capitalized status may nevertheless be treated as though it were in the next lower capital category if its primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.

A financial institution’s operations can be significantly affected by its capital classification under the prompt corrective action rules.  For example, an institution that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval, which can have an adverse effect on the bank’s liquidity.  At each successively lower capital category, an insured depository institution is subject to additional restrictions.   Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.  A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will satisfy its plan obligations.  Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank.  If bankruptcy of a bank holding company occurs, any commitment by the bank holding company to a Federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.   Bank regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution becomes critically undercapitalized.

     The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiaries, as well as its total risk-based capital ratio, Tier 1 capital ratio and leverage ratio.

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
(Dollar amounts in thousands)	December 31, 2012		December 31, 2012		December 31, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$57,784	13.86%	$47,887	13.29%	$8,440	15.45%
For Capital Adequacy Purposes	33,344	8.00	28,822	8.00	4,370	8.00
To Be Well Capitalized	41,680	10.00	36,027	10.00	5,463	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$52,543	12.61%	$43,371	12.04%	$7,737	14.16%
For Capital Adequacy Purposes	16,672	4.00	14,411	4.00	2,185	4.00
To Be Well Capitalized	25,008	6.00	21,616	6.00	3,278	6.00

Tier I Capital
(to Average Assets)

Actual	$52,543	7.88%	$43,371	7.32%	$7,737	10.61%
For Capital Adequacy Purposes	26,675	4.00	23,684	4.00	2,916	4.00
To Be Well Capitalized	33,344	5.00	29,605	5.00	3,646	5.00

Supplementing these capital requirements of applicable banking regulations, Emerald Bank has agreed with the FDIC and the Ohio Division of Financial Institutions to maintain tier 1 leverage capital of at least 9%, The Middlefield Banking Company committed to the FDIC that The Middlefield Banking Company will maintain capital ratios at levels no lower than its June 30, 2010 ratios (i.e., no lower than 6.25% tier 1 leverage capital and 11.29% total risk-based capital), and Middlefield Banc Corp. committed to the Federal Reserve that Middlefield Banc Corp. will maintain tier 1 leverage capital of at least 7.25% and total risk-based capital of at least 12%, both at the level of the holding company and at the level of The Middlefield Banking Company, the lead bank.  We expect that these elevated minimum capital levels will apply for the foreseeable future, while the banks and the holding company continue their efforts to manage more serious asset quality challenges than they have been accustomed to, while also managing the impact of those challenges on earnings and the strains that general economic downturns in the banks’ markets and across the region and nation are placing not only on Emerald Bank and The Middlefield Banking Company but on all local banks.

Limits on Dividends and Other Payments The Company’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the banks. Ohio bank law and FDIC policy are consistent, providing that banks generally may rely solely on current earnings for the payment of dividends.  Under Ohio Revised Code section 1107.15(B) a dividend may be declared from surplus, meaning additional paid-in capital, with the approval of (x) the Ohio Superintendent of Financial Institutions and (y) the holders of two thirds of the bank’s outstanding shares.  Superintendent approval is also necessary for payment of a dividend if the total of all cash dividends in a year exceeds the sum of (x) net income for the year and (y) retained net income for the two preceding years.  Relying on 12 U.S.C. 1818(b), the FDIC may restrict a bank’s ability to pay a dividend if the FDIC has reasonable cause to believe that the dividend would constitute an unsafe and unsound practice.  A bank’s ability to pay dividends may be affected also by the FDIC’s capital maintenance requirements and prompt corrective action rules.  A bank may not pay a dividend if the bank is undercapitalized or if payment would cause the bank to become undercapitalized.

A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

The Dodd-Frank Act  A landmark financial reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law on July 21, 2010, changing the Federal bank regulatory structure and affecting the lending, investment, trading, and other operating activities of financial institutions and holding companies.  The Dodd-Frank Act includes corporate governance and executive compensation reforms, new registration requirements for hedge fund and private equity fund advisers, increased regulation of over-the-counter derivatives and asset-backed securities, and new rules for credit rating agencies.  Over 2,000 pages long, the Dodd-Frank Act includes these provisions –

•
section 111 establishes a new Financial Stability Oversight Council to monitor systemic financial risks.  The Board of Governors of the Federal Reserve is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or exceeding $50 billion and systemically significant non-bank financial companies to limit the risk they might pose for the economy and to other large interconnected companies.  The Dodd-Frank Act also grants to the Treasury Department, FDIC and the FRB broad new powers to seize, close and wind-down “too big to fail” financial institutions (including non-bank institutions) in an orderly fashion.

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

•	the deposit insurance cover limit is increased to $250,000 by section 335.

•	section 627 repeals the longstanding prohibition against financial institutions paying interest on checking accounts.

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

Sarbanes-Oxley Act of 2002 The goals of the Sarbanes-Oxley Act enacted in 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures made under the securities laws. The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. The Act has an impact on a wide variety of corporate governance and disclosure issues, including the composition of audit committees, certification of financial statements by the chief executive officer and the chief financial officer, forfeiture of bonuses and profits made by directors and senior officers in the 12-month period covered by restated financial statements, a prohibition on insider trading during pension plan black-out periods, disclosure of off-balance sheet transactions, a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions), expedited filing requirements for stock transaction reports by officers and directors, the formation of a public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

Deposit Insurance  The premium that banks pay for deposit insurance is based upon a risk classification system established by the FDIC.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Interstate Banking and Branching  Section 613 of the Dodd-Frank Act amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.  The expanded de novo branching authority of the Dodd-Frank Act authorizes a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.  Under prior law, an out-of-state bank could open a de novo branch in another state only if the particular state permitted out-of-state banks to establish a de novo branch.  Section 607 of the Dodd-Frank Act also increases the approval threshold for interstate bank acquisitions, providing that a bank holding company must be well capitalized and well managed as a condition to approval of an interstate bank acquisition, rather than being merely adequately capitalized and adequately managed, and that an acquiring bank must be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.

Transactions with Affiliates  Although the banks are not member banks of the Federal Reserve System, they are required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act — pertaining to transactions with affiliates — as if they were member banks. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act —

•
limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

•	impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,

•	impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank,

•	require that affiliate transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate, and

•	Impose strict collateral requirements on loans or extensions of credit by a bank to an affiliate

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

Banking agency guidance for commercial real estate lending  In December 2006 the FDIC and other Federal banking agencies issued final guidance on sound risk management practices for concentrations in commercial real estate lending, including acquisition and development lending, construction lending, and other land loans, which recent experience has shown can be particularly high-risk lending.  According to a 2009 FDIC publication, a majority of the community banks that became problem banks or failed in 2008 had similar risk profiles: the banks often had extremely high concentrations, relative to their capital, in residential acquisition, development, and construction lending, loan underwriting and credit administration functions at these institutions typically were criticized by examiners, and many of the institutions had exhibited rapid asset growth funded with brokered deposits.

The commercial real estate risk management guidance does not impose rigid limits on commercial real estate lending but does create a much sharper supervisory focus on the risk management practices of banks with concentrations in commercial real estate lending.  According to the guidance, an institution that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its commercial real estate concentration risk –

-	total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital, or
-
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

Corporate Governance and Compensation  The Federal banking agencies jointly published their final Guidance on Sound Incentive Compensation Policies in June of 2010.  The goal of the guidance is to enable financial organizations to manage the safety and soundness risks of incentive compensation arrangements and to assist banks and bank holding companies with identification of improperly-structured compensation arrangements.  To ensure that incentive compensation arrangements do not encourage employees to take excessive risks that undermine safety and soundness, the incentive compensation guidance sets forth these key principles –

•
incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk,

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

In addition to numerous provisions that affect the business of banks and bank holding companies, the Dodd-Frank Act includes in Title IX a number of provisions affecting corporate governance and executive compensation, for example the requirements that stockholders be given the opportunity to consider and vote upon executive compensation disclosed in a company’s annual meeting proxy statement, that a company’s compensation committee be comprised entirely of independent directors and that the committee have stated minimum authorities, that company policy provide for recovery of excess incentive compensation after an accounting restatement, and that stockholders have the ability to designate director nominees for inclusion in a company’s annual meeting proxy statement.  Section 956 also provides for adoption of incentive compensation guidelines jointly by the Federal banking agencies and the SEC, the National Credit Union Administration, and the Federal Housing Finance Agency.

Overdraft Protection Practices  Federal Reserve rules regarding overdraft charges for debit card and ATM transactions became effective on July 1, 2010, eliminating the automatic overdraft protection arrangements that had been in common use and requiring instead that banks notify customers and obtain their consent before enrolling them in an overdraft protection plan.  The rules limit a bank’s ability to charge fees for the payment of overdrafts for debit and ATM card transactions.  On November 24, 2010, the FDIC issued final supervisory guidance on overdraft protection programs and related consumer protection issues.  Applicable only to nonmember banks regulated by the FDIC, the guidance emphasizes that banks should be alert to consumers’ use of automated overdraft protection programs in a way that is harmful, as opposed to using the coverage as protection against occasional errors or funds shortages.  Programs in which a bank employee exercises discretion over whether an overdraft should be paid as an accommodation to a customer and linked lines of credit are not covered.  Effective July 1, 2011, FDIC-regulated nonmember banks like The Middlefield Banking Company or Emerald Bank must monitor their programs for “excessive or chronic customer use,” including a customer overdrawing an account and being charged a fee on more than six occasions in 12 months.  In such a case, the bank should contact the customer to discuss better alternatives and give the customer the chance to decide whether to continue to use the automated overdraft protection program.  FDIC-regulated nonmember banks must implement daily limits on customer costs.

The FDIC’s supervisory guidance concerning automated overdraft payment programs requires banks to consider whether to eliminate fees for transactions that result in significant overdrafts and requires banks to review check-clearing procedures to ensure that the order of clearing items does not operate to maximize fees.  The FDIC suggests that clearing items in the order in which they are received or clearing checks by numerical order is appropriate.  The supervisory guidance provides that FDIC-regulated banks, including all state-chartered banks that have chosen not to become members of the Federal Reserve System, should give customers an opportunity to opt out of overdraft coverage for paper checks and automated clearing house transactions just as customers can opt out of ATM and point of sale transactions, even though the Federal Reserve Board’s opt-out amendments to Regulation E–Electronic Fund Transfers did not apply to non-electronic transactions.  The FDIC supervisory guidance imposes on state-chartered nonmember banks a burden that is not imposed by the OCC on national banks or by the Federal Reserve on state-chartered member banks.

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

Community Reinvestment Act  Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation — consistent with safe and sound operation — to address the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance.

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

Federal Home Loan Bank The Federal Home Loan Bank serves as a credit source for their members. As a member of the FHLB of Cincinnati, both MBC and EB are required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to the FHLB member bank’s amount of loans, and or “advances,” from the FHLB. The Company is in compliance with this requirement, with an investment in FHLB stock on MBC’s part of $1.6 million and on EB’s part of $261,000 at December 31, 2012.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.

Anti-money laundering and anti-terrorism legislation  The Bank Secrecy Act of 1970 requires financial institutions to maintain records and report transactions to prevent the financial institutions from being used to hide money derived from criminal activity and tax evasion.  The Bank Secrecy Act establishes (a) record keeping requirements to assist government enforcement agencies with tracing financial transactions and flow of funds, (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies with detecting patterns of criminal activity, (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the Bank Secrecy Act and its implementing regulations, and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

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

Signed into law on October 26, 2001, the USA PATRIOT Act of 2001 is omnibus legislation enhancing the powers of domestic law enforcement organizations to resist the international terrorist threat to United States security.  Title III of the legislation, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, most directly affects the financial services industry, enhancing the Federal government’s ability to fight money laundering through monitoring of currency transactions and suspicious financial activities.  The Act has significant implications for depository institutions and other businesses involved in the transfer of money –

-
a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts,

-	no bank may establish, maintain, administer, or manage a correspondent account in the United States for a foreign shell bank,

-
financial institutions must abide by Treasury Department regulations encouraging financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities,

-
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

-
every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.

Consumer protection laws and regulations.  The Middlefield Banking Company and Emerald Bank are subject to regular examination by the FDIC to ensure compliance with statutes and regulations applicable to the bank’s business, including consumer protection statutes and implementing regulations, some of which are discussed below.  Violations of any of these laws may result in fines, reimbursements, and other related penalties.

Equal Credit Opportunity Act.  The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

Truth in Lending Act.  The Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of the Truth in Lending Act, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

Fair Housing Act.  The Fair Housing Act makes it unlawful for a lender to discriminate against any person because of race, color, religion, national origin, sex, handicap, or familial status.  A number of lending practices have been held by the courts to be illegal under the Fair Housing Act, including some practices that are not specifically mentioned in the Federal Housing Act.

Home Mortgage Disclosure Act.  The Home Mortgage Disclosure Act arose out of public concern over credit shortages in certain urban neighborhoods.  The Home Mortgage Disclosure Act requires financial institutions to collect data that enable regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  The Home Mortgage Disclosure Act also requires the collection and disclosure of data about applicant and borrower characteristics as a way to identify possible discriminatory lending patterns.  The vast amount of information that financial institutions collect and disclose concerning applicants and borrowers receives attention not only from state and Federal banking supervisory authorities but also from community-oriented organizations and the general public.

Real Estate Settlement Procedures Act.  The Real Estate Settlement Procedures Act requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements.  The Real Estate Settlement Procedures Act also prohibits abusive practices that increase borrowers’ costs, such as kickbacks and fee-splitting without providing settlement services.

Privacy.  Under the Gramm-Leach-Bliley Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access.  In addition, the Fair Credit Reporting Act of 1971 includes many provisions concerning national credit reporting standards and permits consumers to opt out of information-sharing for marketing purposes among affiliated companies.

Predatory lending.  What is commonly referred to as predatory typically involves one or more of the following elements –

•	making unaffordable loans based on a borrower’s assets rather than the consumer’s ability to repay an obligation,

•	inducing a consumer to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping, and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated consumer.

The Home Ownership and Equity Protection Act of 1994 and implementing regulations require specified disclosures and extend additional protection to consumers in closed-end consumer credit transactions that are secured by a mortgage on the borrower’s primary residence.  The disclosures and protections are applicable to “high cost” transactions with any of the following features –

•	interest rates for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity,

•	interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity, or

•	total points and fees paid in the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.

The Home Ownership and Equity Protection Act prohibits or restricts numerous credit practices, including loan flipping by the same lender or loan servicer within a year of the residential mortgage loan being refinanced.  Lenders are presumed to have violated the law unless they document that the borrower has the ability to repay.  Lenders violating the rules face cancellation of loans and penalties equal to the finance charges paid.  The Home Ownership and Equity Protection Act also governs so-called “reverse mortgages.”  For mortgages that are defined as “higher-priced mortgages,” rules issued under the Home Ownership and Equity Protection Act require disclosures and additional protections and prohibit specified practices.  The rules define “higher-priced mortgages” as closed-end mortgage loans that are secured by a consumer’s principal dwelling and that have an annual percentage rate exceeding – by at least 1.5 percentage points for first-lien loans or 3.5 percentage points for subordinate-lien loans – the average prime offer rates for a comparable transaction published by the Federal Reserve Board. The Federal Reserve derives average prime offer rates from the Freddie Mac Primary Mortgage Market Survey.  For higher-priced mortgage loans, the final rules –

•	prohibit creditors from extending credit without regard to a consumer’s ability to repay from sources other than the collateral itself,

•	require creditors to verify income and assets relied upon to determine repayment ability,

•	prohibit prepayment penalties except under certain conditions, and

•
require creditors to establish escrow accounts for taxes and insurance in the case of first-lien higher-priced mortgage loans, but permit creditors to allow borrowers to cancel escrows 12 months after loan consummation.

State Banking Regulation  As Ohio-chartered banks, the banks are subject to regular examination by the Ohio Division of Financial Institutions. State banking regulation affects the internal organization of the banks as well as their savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The Ohio Division of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist it may take possession and control of an Ohio-chartered bank.

Monetary Policy  The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is regulation of aggregate national credit and money supply. The Federal Reserve Board accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions’ loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve Board monetary policy has had a significant effect on the operating results of financial institutions in the past, and it can be expected to influence operating results in the future.

Item 1.A — Risk Factors

Risks Related to the Company’s Business

Continued negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results.  Negative developments starting in the latter half of 2007 and continuing through 2012 in the credit and securitization markets have resulted in uncertainty in financial markets with the expectation of the general economic sluggishness continuing in 2013.  Business activity across a wide range of industries and regions is declining.  Unemployment has been persistently high.  During 2012 the financial services industry was materially and adversely affected by the continued reduced values of nearly all asset classes. These negative developments were initially triggered by declines in home prices and the values of subprime residential mortgage loans, but quickly spread to other asset classes.  Market conditions have also led to the failure or merger of a number of formerly prominent and large financial institutions.  More than 450 financial institutions had failed in the five-year period from January 1, 2008 through December 31, 2012.  Furthermore, declining asset values on financial instruments, defaults on residential mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

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

The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not stockholders.  The Company and its subsidiaries are and will remain subject to extensive state and federal government supervision and regulation.  This supervision and regulation affects many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which our services can be offered, and numerous other matters.  State and federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance fund administered by the FDIC.  Protection of stockholders is not a goal of banking regulation.

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

Material breaches in security of bank systems may have a significant effect on the Company business.  The company’s two subsidiary banks collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both banks and third party service providers.  The two banks have security, backup and recovery systems in place, as well as a business continuity plan to ensure the banks’ systems will not be inoperable.  The company’s two subsidiary banks also have security to prevent unauthorized access to the system.  In addition, the banks require third party service providers to maintain similar controls.  However, the subsidiary banks cannot be certain that these measures will be successful.  A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

The banks’ necessary dependence upon automated systems to record and process the banks’ transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect.  The company’s two subsidiary banks may also be subject to disruptions of the operating systems arising from events that are beyond either bank’s control (for example, computer viruses or electrical or telecommunications outages).  The banks are further exposed to the risk that the third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as the banks).  These disruptions may interfere with service to the banks’ customers and result in a financial loss or liability.

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

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects.  Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties.  A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans.  Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio.  The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets.  A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.  If the current economic stagnation continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Compliance with Sarbanes-Oxley Act and the Dodd-Frank Act  involves significant expenditures, and non-compliance may adversely affect us.  The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), and the related rules and regulations promulgated by the SEC and the bank regulatory agencies that are now applicable to us have increased the scope, complexity, and cost of corporate governance, reporting,  disclosure, and routine banking practices.  The Company expects to experience greater compliance costs, including those related to internal controls.  We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly to implement.  In the event that the Company is unable to maintain or achieve compliance with SOX, the Dodd-Frank Act, and any related rules, it may be adversely affected.

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

Government regulation could restrict our ability to pay cash dividends.  Dividends from the banks are the only significant source of cash for the Company.  Statutory and regulatory limits could prevent the banks from paying dividends or transferring funds to the Company.  As of December 31, 2012, MBC could have declared dividends of approximately $8.1 million in the aggregate to Company without having to obtain advance regulatory approval.  The Company cannot assure you that the Banks’ profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. EB may not pay dividends to the Company unless EB first gives notice to the FDIC and the Ohio Division of Financial Institutions.  The Company anticipates that for the foreseeable future, EB will not pay dividends to the Company but will instead retain earnings, if any, for the purpose of maintaining capital.

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

The Company’s common stock is very thinly traded, and it is therefore susceptible to wide price swings.  The Company’s common stock is not traded or authorized for quotation on any exchanges, including Nasdaq.  However, bid prices for Company common stock appear from time to time in the OTCQB under the symbol “MBCN.”  OTCQB is for domestic (U.S.) companies registered with and reporting to the Securities and Exchange Commission or a banking or insurance regulator. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange.  The liquidity of the Company’s common stock depends upon the presence in the marketplace of willing buyers and sellers.  The Company cannot assure you that you will be able to find a buyer for your shares.  Several broker dealers facilitate trades of the company common stock, matching interested buyers and sellers.  The Company currently does not intend to seek listing of the Company’s common stock on Nasdaq or on another securities exchange.  Even if we successfully list the Company’s common stock on a securities exchange, the Company nevertheless could not assure you that an organized public market for the securities will develop or that there will be any private demand for the Company’ common stock.  The Company could also fail subsequently to satisfy the standards for continued exchange listing, such as standards having to do with the minimum number of public shareholders or the aggregate market value of publicly held shares.  A stock that is not listed on a securities exchange might not be accepted as collateral for loans.  If accepted as collateral, the stock’s value could nevertheless be substantially discounted.  Consequently, investors should regard the Company’s common stock as a long-term investment and should be prepared to bear the economic risk for an indefinite period.  Investors who need or desire to dispose of all or a part of their investments in the Company’s common stock might not be able to do so except by private, direct negotiations with third parties.

Item 1B — Unresolved Staff Comments

     Not applicable

Item 2 — Properties

     The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch	Portage	Leased	three-year lease renewed in November 2010, with option to renew for five additional consecutive three-year terms
10519 South Main Street
Mantua, Ohio

Chardon Branch	Geauga	Owned
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned
30 South Maple Avenue
Orwell, Ohio

Newbury Branch	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms
11110 Kinsman Road
Newbury, Ohio

Cortland Branch	Trumbull	Owned
3450 Niles Cortland Road
Cortland, Ohio

Emerald Bank	Franklin	Leased	twenty-year lease dated Febuary 2004, with the option to purchase after the tenth year
6215 Perimeter Drive
Dublin, OH

Westerville Branch (Emerald Bank)	Franklin	Owned
17 North State Street
Westerville, OH

Administrative Offices:	Geauga	Leased	five-year lease dated March 2012
15200 Madison Road Suite 108
Middlefield, Ohio 44062

At December 31, 2012 the net book value of the Company’s investment in premises and equipment totaled $8.7 million.

Item 3 — Legal Proceedings

From time to time the Company and the banks are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Company or the Banks, either individually or in the aggregate.

 Item 4 — Mine Safety Disclosures

Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2012 Annual Report to Shareholders and is incorporated herein by reference.  Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”

Equity Compensation Plan information

The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under the Company’s existing equity plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders:

1999 Stock Option Plan	49,318	$30.85	-
2007 Omnibus Equity Plan	30,375	21.41	80,307
Total	79,693	$27.25	80,307

Unregistered Sales of Equity Securities and Use of Proceeds

In a private common stock offering that began in 2010, Middlefield Banc Corp. sold a total of 138,150 shares in 2011, followed by a sale of 93,050 shares on April 17, 2012 and a sale of 103,585 shares on April 30, 2012. The offering concluded on March 8, 2013 with a sale of 13,320 shares to an institutional investor, completing the sale to that investor under the terms of the subscription agreement it entered into in August of 2011. All sales in the offering occurred at $16 per share.  In reliance on the private offering exemption in the SEC’s Regulation D, Rule 506, the offering was carried out without registration under the Securities Act of 1933.  We made offers and sales solely to those qualifying as accredited investors, as defined in Regulation D.

For additional information, interested persons should refer to the reports that we filed with the SEC concerning the private offering, including exhibits to those reports, specifically the following –

1.	the Form 8-K Current Report that we filed with the SEC on August 18, 2011,
2.	the August 15, 2011 Stock Purchase Agreement between Middlefield Banc Corp. and Banc Opportunity Fund LLC (exhibit 10.26 to the Form 8-K Current Report filed on August 18, 2011),
3.	the First, Second, Third, and Fourth Amendments of the Stock Purchase Agreement (exhibits 10.26.1, 10.26.2, 10.26.3, and 10.26.4 to our Form 10-K Annual Report for the year ended December 31, 2011),
4.	the Form 8-K Current Report that we filed with the SEC on March 27, 2012,
5.	the Form 8-K Current Report that we filed with the SEC on April 23, 2012,
6.
the Fifth Amendment of the Stock Purchase Agreement and the Amended and Restated Purchaser’s Rights and Voting Agreement (exhibits 10.26.6 and 10.28 to the Form 8-K Current Report filed on April 23, 2012),

7.	the Form 8-K Current Report that we filed with the SEC on May 4, 2012,
8.	the Form 8-K Current Report that we filed with the SEC on August 7, 2012,
9.	the Form 8-K Current Report that we filed with the SEC on August 24, 2012,
10.
the Sixth Amendment of the Stock Purchase Agreement and the Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (exhibits 10.26.7 and 10.28.1 to the Form 8-K Current Report filed on August 24, 2012),

11.
Note 7, captioned “Common Stock Issuance,” of the Notes to Unaudited Consolidated Financial Statements included in our Form 10-Q Quarterly Report for the quarter ended September 30, 2012, filed with the SEC on November 8, 2012, and

12.	the Form 8-K Current Report that we filed with the SEC on January 18, 2013.
13.
Note 18, captioned “Common Stock Offering,” of the Notes to Consolidated Financial Statements accompanying the Consolidated Financial Statements of the Company and subsidiaries as of and for the year ended December 31, 2012, included in the 2012 Annual Report to Shareholders and incorporated herein by reference.

Item 6 — Selected Financial Data

Not applicable.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis” in the Company’s 2012 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, A.C. appear in the Company’s 2012 Annual Report to Shareholders and are incorporated herein by reference.

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

Item 9b — Other Information
None

Part III

Item 10 — Directors, Executive Officers of the Registrant, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.  The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Item 13 — Certain Relationships, Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012:
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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008
10.4.2	[reserved]
10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

exhibit number	description	location

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

exhibit number	description	location

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan Summary	Incorporated by reference to the summary description of the annual incentive plan included as Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 16, 2005

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

exhibit number	description	location

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp..	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

13	Portions of Annual Report to Shareholders for the year ended December 31, 2012 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, A.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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
Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 13, 2013
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 13, 2013
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Richard T. Coyne	March 13, 2013
Richard T. Coyne, Chairman of the Board

/s/ Eric W. Hummel	March 13, 2013
Eric Hummel, Director

/s/ James R. Heslop, II	March 13, 2013
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 13, 2013
Kenneth E Jones, Director

/s/ James J. McCaskey	March 13, 2013
James J. McCaskey, Director

/s/ Carolyn J. Turk	March 13, 2013
Carolyn J. Turk, Director

/s/ William J. Skidmore	March 13, 2013
William J. Skidmore, Director

/s/ Robert W. Toth	March 13, 2013
Robert W. Toth, Director