Form 10-Q
period 2013-03-31
MIDDLEFIELD BANC CORP
filed 2013-05-09
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20552

FORM 10 - Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the quarterly period ended March 31, 2013

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
YES [ ]   NO [√]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, without par value
      Outstanding at May 9, 2013:  2,016,496

MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$32,426	$33,568
Federal funds sold	13,204	11,778
Cash and cash equivalents	45,630	45,346
Investment securities available for sale	190,687	194,472
Loans	407,054	408,433
Less allowance for loan losses	7,732	7,779
Net loans	399,322	400,654
Premises and equipment	8,694	8,670
Goodwill	4,559	4,559
Core deposit intangible	184	195
Bank-owned life insurance	8,604	8,536
Accrued interest and other assets	9,294	7,856

TOTAL ASSETS	$666,974	$670,288

LIABILITIES
Deposits:
Noninterest-bearing demand	$73,354	$75,912
Interest-bearing demand	68,060	63,915
Money market	80,051	81,349
Savings	181,872	175,406
Time	188,160	196,753
Total deposits	591,497	593,335
Short-term borrowings	5,240	6,538
Other borrowings	12,779	12,970
Accrued interest and other liabilities	1,608	2,008
TOTAL LIABILITIES	611,124	614,851

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,205,814 and 2,181,763 shares issued	34,697	34,295
Retained earnings	23,622	22,485
Accumulated other comprehensive income	4,265	5,391
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	55,850	55,437

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$666,974	$670,288

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,572	$5,537
Interest-bearing deposits in other institutions	8	4
Federal funds sold	4	3
Investment securities:
Taxable interest	674	915
Tax-exempt interest	733	747
Dividends on stock	23	26
Total interest income	7,014	7,232

INTEREST EXPENSE
Deposits	1,297	1,497
Short term borrowings	52	59
Other borrowings	46	84
Trust preferred debt	34	46
Total interest expense	1,429	1,686

NET INTEREST INCOME	5,585	5,546

Provision for loan losses	313	600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,272	4,946

NONINTEREST INCOME
Service charges on deposit accounts	447	431
Investment securities gains, net	185	-
Earnings on bank-owned life insurance	68	68
Gain on sale of loans	-	85
Other income	168	210
Total noninterest income	868	794

NONINTEREST EXPENSE
Salaries and employee benefits	1,871	1,750
Occupancy expense	274	248
Equipment expense	189	170
Data processing costs	213	199
Ohio state franchise tax	154	129
Federal deposit insurance expense	154	243
Professional fees	276	214
Loss on sale of other real estate owned	8	18
Advertising expense	112	20
Other real estate expense	106	10
Other expense	644	781
Total noninterest expense	4,001	3,782

Income before income taxes	2,139	1,958
Income taxes	482	435
NET INCOME	$1,657	$1,523

EARNINGS PER SHARE
Basic	$0.83	$0.86
Diluted	0.82	0.86

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$1,657	$1,523

Other comprehensive loss:
Net unrealized holding loss on available for sale securities	(1,521)	(60)
Tax effect	517	20

Reclassification adjustment for gains included in net income	(185)	-
Tax effect	63	-

Total other comprehensive loss	(1,126)	(40)

Comprehensive income	$531	$1,483

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except shares and dividend per share amount)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2012	$34,295	$22,485	$5,391	$(6,734)	$55,437

Net income		1,657			1,657
Comprehensive loss			(1,126)		(1,126)
Common stock issuance (13,320 shares)	213				213
Dividend reinvestment and purchase plan (10,731 shares)	300				300
Stock options exercised	(111)				(111)
Cash dividends ($0.26 per share)		(520)			(520)

Balance, March 31, 2013	$34,697	$23,622	$4,265	$(6,734)	$55,850

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,657	$1,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	313	600
Investment securities gains, net	185	-
Depreciation and amortization	222	221
Amortization of premium and discount on investment securities	183	224
Accretion of deferred loan fees, net	(33)	(55)
Origination of loans held for sale	-	(1,084)
Proceeds from sale of loans held for sale	-	1,169
Gain on sale of loans	-	(85)
Earnings on bank-owned life insurance	(68)	(68)
Deferred income taxes	58	(28)
Loss on sale of other real estate owned	8	18
Increase in accrued interest receivable	(529)	(442)
Decrease in accrued interest payable	(24)	(104)
Decrease in prepaid federal deposit insurance	9	211
Other, net	(507)	(523)
Net cash provided by operating activities	1,474	1,577

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	6,773	18,533
Proceeds from sale of securities	7,438	-
Purchases	(12,500)	(8,611)
Increase (decrease) in loans, net	598	(2,643)
Proceeds from the sale of other real estate owned	137	210
Purchase of premises and equipment	(191)	(253)
Net cash provided by investing activities	2,255	7,236

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,838)	2,980
Decrease in short-term borrowings, net	(1,298)	(27)
Repayment of other borrowings	(191)	(270)
Common stock issuance	213	-
Stock options exercised	(111)	-
Proceeds from dividend reinvestment & purchase plan	300	180
Cash dividends	(520)	(457)
Net cash (used for) provided by financing activities	(3,445)	2,406

Increase in cash and cash equivalents	284	11,219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,346	34,390

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,630	$45,609

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,453	$1,790
Income taxes	555	200

Non-cash investing transactions:
Transfers from loans to other real estate owned	$454	$157

See accompanying notes to the unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its two bank subsidiaries The Middlefield Banking Company (“MB”) and Emerald Bank (“EB”) and a non-bank asset resolution subsidiary EMORECO, Inc. All significant inter-company items have been eliminated.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X.  In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows.  The consolidated balance sheet at December 31, 2012, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2012 (File No. 000-32561). The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.   The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.  The effective date is the same as the effective date of Update 2011-11.  This ASU did not have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  The Company has provided the necessary disclosures in Note 5.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter.  This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company has no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of March 31, 2013.  The company had 9,000 unvested stock options outstanding but no unrecognized stock-based compensation costs outstanding as of March 31, 2012.  Those options vested on May 9, 2012.

Stock option activity during the three months ended March 31 as follows:

	2013	Weighted- average Exercise Price	2012	Weighted- average Exercise Price

Outstanding, January 1	79,693	$27.25	88,774	$26.81
Exercised	18,561	24.08	-	-

Outstanding, March 31	61,132	$28.21	88,774	$26.81

Exercisable, March 31	61,132	$28.21	88,774	$26.81

NOTE 3 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share.  Basic earnings per share is calculated by dividing net income by the average shares outstanding.  Diluted earnings per share adds the dilutive effects of options, warrants, and convertible securities to average shares outstanding.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended March 31,

	2013	2012
Weighted average common shares outstanding	2,189,175	1,953,512

Average treasury stock shares	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,999,645	1,763,982

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	10,647	603

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,010,292	1,764,585

Options to purchase 61,132 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended March 31, 2013.  Of those options, 59,617 were considered dilutive based on the market price exceeding the strike price.  The remaining 1,515 options had no dilutive effect on earnings per share.

Options to purchase 88,774 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended March 31, 2012.  Of those options, 9,000 were considered dilutive based on the market price exceeding the strike price.  The remaining 79,774 options had no dilutive effect on earnings per share.

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

The following tables present the assets measured on a recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2013

(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
U.S. government agency securities	$-	$25,752	$-	$25,752
Obligations of states and political subdivisions	-	94,462	-	94,462
Mortgage-backed securities in government-sponsored entities	-	65,026	-	65,026
Private-label mortgage-backed securities	-	4,697	-	4,697
Total debt securities	-	189,937	-	189,937
Equity securities in financial institutions	5	745	-	750
Total	$5	$190,682	$-	$190,687

		December 31, 2012

	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
U.S. government agency securities	$-	$24,960	$-	$24,960
Obligations of states and political subdivisions	-	92,596	-	92,596
Mortgage-backed securities in government-sponsored entities	-	71,102	-	71,102
Private-label mortgage-backed securities	-	5,064	-	5,064
Total debt securities	-	193,722	-	193,722
Equity securities in financial institutions	5	745	-	750
Total	$5	$194,467	$-	$194,472

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The Company has no securities considered to be Level III as of March 31, 2013.

The Company uses prices compiled by third party vendors due to the recent stabilization in the markets along with improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

The Company values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level III.

		March 31, 2013

(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$16,363	$16,363
Other real estate owned	-	-	2,155	2,155

		December 31, 2012

	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$17,600	$17,600
Other real estate owned	-	-	1,846	1,846

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(unaudited, in thousands)	Estimate		Valuation Techniquest	Unobservable Input
	March 31, 2013	December 31, 2012
Impaired loans	$16,363	17,600	Appraisal of collateral (1)	Appraisal adjustments (2)
				Liquidation expenses (2)
Other real estate owned	$2,155	1,846	Appraisal of collateral (1), (3)

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
(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,630	$45,630	$-	$-	$45,630
Investment securities available for sale	190,687	5	190,682	-	190,687
Net loans	399,322	-	-	402,219	402,219
Bank-owned life insurance	8,604	8,604	-	-	8,604
Federal Home Loan Bank stock	1,627	1,627	-	-	1,627
Accrued interest receivable	2,692	2,692	-	-	2,692

Financial liabilities:
Deposits	$591,497	$403,337	$-	$190,881	$594,218
Short-term borrowings	5,240	5,240	-	-	5,240
Other borrowings	12,779	-	-	13,092	13,092
Accrued interest payable	468	468	-	-	468

	December 31, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,346	$45,346	$-	$-	$45,346
Investment securities available for sale	194,472	5	194,467	-	194,472
Net loans	400,654	-	-	390,206	390,206
Bank-owned life insurance	8,536	8,536	-	-	8,536
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,163	2,163	-	-	2,163

Financial liabilities:
Deposits	$593,335	$396,582	$-	$196,122	$592,704
Short-term borrowings	6,538	6,538	-	-	6,538
Other borrowings	12,970	-	-	13,337	13,337
Accrued interest payable	492	492	-	-	492

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2013:

Unrealized gains on available for sale securities (a)
Balance as of December 31, 2012	$5,391
Other comprehensive loss before reclassification	(1,004)
Amount reclassified from accumulated other comprehensive income	(122)
Total other comprehensive loss	(1,126)
Balance as of March 31, 2013	$4,265

(a) All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about other comprehensive income	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Affected Line Item in the Statement Where Net Income is Presented

Unealized gains on available for sale securities
	$185	Investment securities gains, net
	(63)	Income taxes
	$122	Net of tax

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2013
(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$25,277	$556	$(81)	$25,752
Obligations of states and political subdivisions:
Taxable	5,892	597	-	6,489
Tax-exempt	84,379	3,985	(391)	87,973
Mortgage-backed securities in government-sponsored entities	63,710	1,481	(165)	65,026
Private-label mortgage-backed securities	4,216	481	-	4,697
Total debt securities	183,474	7,100	(637)	189,937
Equity securities in financial institutions	750	-	-	750
Total	$184,224	$7,100	$(637)	$190,687

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$24,485	$566	$(91)	$24,960
Obligations of states and political subdivisions:
Taxable	6,888	738	-	7,626
Tax-exempt	80,391	4,683	(104)	84,970
Mortgage-backed securities in government-sponsored entities	69,238	1,929	(65)	71,102
Private-label mortgage-backed securities	4,553	511	-	5,064
Total debt securities	185,555	8,427	(260)	193,722
Equity securities in financial institutions	750	-	-	750
Total	$186,305	$8,427	$(260)	$194,472

The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,915	$2,985
Due after one year through five years	4,543	4,811
Due after five years through ten years	21,842	22,805
Due after ten years	154,174	159,336

Total	$183,474	$189,937

Proceeds from the sales of securities available-for-sale and the gross realized gains and losses for the three months ended March 31 are as follows:

	2013	2012
Proceeds from sales	$7,438	-
Gross realized gains	204	-
Gross realized losses	(19)	-

Investment securities with an approximate carrying value of $66,318,142 and $52,126,000 at March 31, 2013 and 2012, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
(Dollar amounts in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$11,925	$(81)	$-	$-	$11,925	$(81)
Obligations of states and political subdivisions	14,834	(391)	-	-	14,834	(391)
Mortgage-backed securities in government-sponsored entities	15,768	(165)	-	-	15,768	(165)
Total	$42,527	$(637)	$-	$-	$42,527	$(637)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$9,938	$(91)	$-	$-	$9,938	$(91)
Obligations of states and political subdivisions	9,240	(104)	-	-	9,240	(104)
Mortgage-backed securities in government-sponsored entities	12,353	(65)	-	-	12,353	(65)
Total	$31,531	$(260)	$-	$-	$31,531	$(260)

There were 49 securities considered temporarily impaired at March 31, 2013.

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The Company assesses whether the unrealized loss is other-than-temporary.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 97% of the total available-for-sale portfolio as of March 31, 2013 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of significant unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $4.2 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $481,000 on March 31, 2013. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2013 and 2012, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012

Commercial and industrial	$55,401	$62,188
Real estate - construction	22,817	22,522
Real estate - mortgage:
Residential	199,063	203,872
Commercial	125,799	115,734
Consumer installment	3,974	4,117
	407,054	408,433
Less allowance for loan losses	7,732	7,779

Net loans	$399,322	$400,654

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for loan losses.  Interest income is recognized as income when earned on the accrual method.  The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful.  Interest received on nonaccrual loans is recorded as income or applied against principal according to management’s judgment as to the collectability of such principal.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield.  Management is amortizing these amounts over the contractual life of the related loans.

The following tables summarize the primary segments of the loan portfolio and allowance for loan losses (in thousands):

			Real Estate- Mortgage
March 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$2,975	$3,772	$5,794	$6,832	$18	$19,391
Collectively evaluated for impairment	52,426	19,045	193,269	118,967	3,956	387,663
Total loans	$55,401	$22,817	$199,063	$125,799	$3,974	$407,054

			Real estate- Mortgage
December 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$4,592	$3,993	$5,761	$6,914	$28	$21,288
Collectively evaluated for impairment	57,596	18,529	198,111	108,820	4,089	387,145
Total loans	$62,188	$22,522	$203,872	$115,734	$4,117	$408,433

			Real Estate- Mortgage
March 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$700	$790	$703	$682	$1	$2,876
Collectively evaluated for impairment	530	258	2,503	1,519	46	4,856
Total ending allowance balance	$1,230	$1,048	$3,206	$2,201	$47	$7,732

			Real Estate- Mortgage
December 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,189	$933	$600	$960	$6	$3,688
Collectively evaluated for impairment	543	190	2,272	1,031	55	4,091
Total ending allowance balance	$1,732	$1,123	$2,872	$1,991	$61	$7,779

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2013
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,271	$1,271	$-
Real estate - construction	322	322	-
Real estate - mortgage:
Residential	2,617	2,730	-
Commercial	3,772	3,772	-
Consumer installment	10	10	-
Total	$7,992	$8,105	$-

With an allowance recorded:
Commercial and industrial	$1,704	$1,704	$700
Real estate - construction	3,450	3,450	790
Real estate - mortgage:		-	-
Residential	3,025	3,064	703
Commercial	3,060	3,060	682
Consumer installment	8	8	1
Total	$11,247	$11,286	$2,876

Total:
Commercial and industrial	$2,975	$2,975	$700
Real estate - construction	3,772	3,772	790
Real estate - mortgage:
Residential	5,642	5,794	703
Commercial	6,832	6,832	682
Consumer installment	18	18	1
Total	$19,239	$19,391	$2,876

December 31, 2012
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,230	$1,229	$-
Real estate - construction	308	308	-
Real estate - mortgage:
Residential	2,716	2,729	-
Commercial	4,143	4,164	-
Consumer installment	11	11	-
Total	$8,408	$8,441	$-

With an allowance recorded:
Commercial and industrial	$3,362	$3,367	$1,189
Real estate - construction	3,685	3,685	933
Real estate - mortgage:
Residential	3,045	3,054	600
Commercial	2,771	2,776	960
Consumer installment	17	17	6
Total	$12,880	$12,899	$3,688

Total:
Commercial and industrial	$4,592	$4,596	$1,189
Real estate - construction	3,993	3,993	933
Real estate - mortgage:
Residential	5,761	5,783	600
Commercial	6,914	6,940	960
Consumer installment	28	28	6
Total	$21,288	$21,340	$3,688

The following table presents interest income by class, recognized on impaired loans:

	As of March 31, 2013		As of March 31, 2012

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,975	$55	$1,781	$12
Real estate - construction	3,772	37	471	1
Real estate - mortgage:
Residential	5,642	74	2,809	27
Commercial	6,832	110	1,884	26
Consumer installment	18	-	28	1

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

The primary risk of commercial and industrial loans is the current economic uncertainties. C & I loans are, by nature, secured by less substantial collateral than real estate secured loans. The primary risk of real estate construction loans is potential delays and /or disputes during the completion process.  The primary risk of residential real estate loans is current economic uncertainties along with the slow recovery in the housing market.  The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total Loans
March 31, 2013

Commercial and industrial	$51,789	$929	$2,640	$43	$55,401
Real estate - construction	18,105	923	3,790	-	22,817
Real estate - mortgage:
Residential	185,856	967	12,240	-	199,063
Commercial	117,462	3,149	5,189	-	125,799
Consumer installment	3,953	-	21	-	3,974
Total	$377,165	$5,967	$23,880	$43	$407,054

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total Loans

Commercial and industrial	$59,390	$678	$2,061	$59	$62,188
Real estate - construction	17,601	-	4,921	-	22,522
Real estate - mortgage:
Residential	190,967	758	12,147	-	203,872
Commercial	106,509	1,928	7,297	-	115,734
Consumer installment	4,084	-	33	-	4,117
Total	$378,551	$3,364	$26,459	$59	$408,433

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Non-performing assets includes non-accrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, assets purchased by EMORECO from EB, OREO, and repossessed assets. A loan is classified as non-accrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
March 31, 2013

Commercial and industrial	$53,319	$1,545	$156	$-	$1,701	$381	$55,401
Real estate - construction	22,669	-	-	-	-	148	22,817
Real estate - mortgage:
Residential	185,879	3,976	613	361	4,950	8,234	199,063
Commercial	123,720	650	115	-	765	1,314	125,799
Consumer installment	3,890	66	4	-	70	14	3,974
Total	$389,477	$6,237	$888	$361	$7,486	$10,091	$407,054

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2012

Commercial and industrial	$60,428	$441	$63	$348	$852	$908	$62,188
Real estate - construction	22,158	-	-	-	-	364	22,522
Real estate - mortgage:
Residential	191,349	2,614	1,401	90	4,105	8,418	203,872
Commercial	113,023	509	97	-	606	2,105	115,734
Consumer installment	4,074	25	-	-	25	18	4,117
Total	$391,032	$3,589	$1,561	$438	$5,588	$11,813	$408,433

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

The Company’s methodology for determining the ALLL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.   The total of the two components represents the Company’s ALLL.  Management also performs impairment analyses on TDRs, which may result in specific reserve.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate.  For general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALLL analysis.  Management tracks the historical net charge-off activity at the purpose code level.  A historical charge-off factor is calculated using the last four consecutive historical quarters.

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and nonaccrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL.

The following table summarizes the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2012	$1,732	$1,123	$2,872	$1,991	$61	$7,779
Charge-offs	(325)	(61)	(67)	-	(17)	(470)
Recoveries	1	33	24	46	6	110
Provision	(178)	(47)	377	164	(3)	313
ALL balance at March 31, 2013	$1,230	$1,048	$3,206	$2,201	$47	$7,732

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALL balance at December 31, 2011	$1,296	$438	$3,731	$1,306	$48	$6,819
Charge-offs	(1)	-	(98)	(53)	(14)	(166)
Recoveries	3	-	3	-	8	14
Provision	114	39	328	115	4	600
ALL balance at March 31, 2012	$1,412	$477	$3,964	$1,368	$46	$7,267

A provision in any loan portfolio is not necessarily related to current charge-offs, but is a result of the evaluation of the loans in that category.

The following tables summarize troubled debt restructurings and subsequent defaults (in thousands):

	Modifications As of March 31, 2013
	Number of Contracts			Pre-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment
Commercial and industrial	4	-	4	$735
Real estate- mortgage:
Residential	2	1	3	383
Commercial	1	-	1	644

Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	6	$248
Real estate- mortgage:
Residential	1	68
Consumer Installment	1	5

	Modifications As of March 31, 2012
	Number of Contracts			Pre-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment
Commercial and industrial	3	3	6	$178
Real estate- mortgage:
Residential	2	2	4	94
Consumer Installment	1	-	1	5

Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	2	$90
Consumer Installment	2	28

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General.  The Company’s total assets ended the March 31, 2013 quarter at $667.0 million, a decrease of $3.3 million or 0.5% from December 31, 2012.  Investment securities available for sale decreased $3.8 million and net loans decreased $1.3 million. The decrease in total assets reflected a corresponding decrease in total liabilities of $3.8 million or 0.6% and an increase in stockholders’ equity of $413,000 or 0.7%.  The decrease in total liabilities was the result of decreases in deposits, borrowings, and accrued interest and other liabilities of $1.8 million, or 0.3%, $1.5 million, or 7.6%, and $400,000, or 19.9% respectively, for the quarter.  The increase in stockholders’ equity resulted mostly from an increase in retained earnings and common stock of $1.1 million and $402,000, respectively.  A partial offset resulted from a decrease in accumulated other comprehensive income of $1.1 million, or 20.9%.

Cash on hand and due from banks. Cash on hand and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $284,000 or 0.6% to $45.6 million at March 31, 2013 from $45.3 million at December 31, 2012.  Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Investment securities.  Investment securities available for sale on March 31, 2013 totaled $190.7 million, a decrease of $3.8 million or 1.9% from $194.5 million at December 31, 2012. During this period the Company recorded purchases of available for sale securities of $12.5 million, consisting of mortgage-backed securities and municipal bonds.  Offsetting the purchases of securities were repayments, calls, and maturities of $6.8 million.  Sales of securities were $7.4 million with gross realized gains of $204,000 being partially offset by gross realized losses of $19,000.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable decreased $1.3 million or 0.3% to $399.0 million as of March 31, 2013 from $400.7 million at December 31, 2012. Included in this amount was a decrease in the commercial and industrial loan portfolio of $6.8 million, or 10.9%, and the residential real estate mortgage segment of $4.8 million or 2.4%.  These amounts were partially offset by an increase in the commercial real estate portfolio of $10.1 million, or 8.7%.  A reclassification was responsible for $6.5 million of the changes between the two commercial categories.  The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial-oriented loans may increase credit risk.

Allowance for Loan Losses and Asset Quality. The Company decreased the allowance for loan losses to $7.7 million, or 1.9% of total loans, at March 31, 2013, compared to $7.8 million, or 1.9%, at December 31, 2012. The decrease in the allowance for loan losses is a result of the Company’s approach to accurately measure credits identified as troubled in quarters past.  First quarter 2013 net loan charge-offs totaled $360,000, or 0.09% of average loans, compared to $152,000, or 0.04%, for the first quarter of 2012. To maintain the adequacy of the allowance for loan losses, the Company recorded a first quarter provision for loan losses of $313,000, versus $600,000 for the first quarter of 2012.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes the allowance for loan losses is appropriately stated at March 31, 2013. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets.  Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value.  A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system. The shadow accounting system tracks interest on nonaccrual loan payments as though current.  The shadow account splits principal and interest on payments while the actual account undergoes only a principal reduction. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 53 TDRs with a total balance of $6.2 million as of March 31, 2013. Nonperforming loans amounted to $13.9 million, or 3.4% of total loans, and $14.2 million, or 3.5% of total loans, at March 31, 2013 and December 31, 2012, respectively.  A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms.  Nonperforming loans secured by real estate totaled $13.1 million as of March 31, 2013, up $300,000 from $12.8 million at December 31, 2012.

	(Dollar amounts in thousands)

(Dollar amounts in thousands)	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012

Nonperforming loans	$13,899	$14,194	$15,404	$17,177	$17,677
Real estate owned	2,155	1,846	2,332	1,986	2,125

Nonperforming assets	16,054	16,040	17,736	19,163	19,802

Allowance for loan losses	7,732	7,779	7,173	7,752	7,267

Ratios
Nonperforming loans to total loans	3.41%	3.48%	3.76%	4.18%	4.37%
Nonperforming assets to total assets	2.41%	2.39%	2.67%	2.95%	3.01%
Allowance for loan losses to total loans	1.90%	1.90%	1.75%	1.89%	1.80%
Allowance for loan losses to nonperforming loans	55.63%	54.80%	46.57%	45.13%	41.11%

A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2013, 94.2% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment.  In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $591.5 million or 97.0% of the Company’s total funding sources at March 31, 2013. Total deposits decreased $1.8 million or 0.3% to $591.5 million at March 31, 2013 from $593.3 million at December 31, 2012. The decrease in deposits is primarily related to the reduction of time deposits, noninterest-bearing demand deposits, and money market accounts of $8.6 million or 4.4%, $2.6 million or 3.4%, and $1.3 million or 1.6%, respectively, at March 31, 2013.  These decreases were partially offset by an increase in savings and interest-bearing demand deposits of $6.5 million, or 3.7%, and $4.1 million, or 6.5%, respectively, during the three months ended March 31, 2013.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $1.3 million, or 19.9%, to $5.2 million as of March 31, 2013.  Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $191,000 for the quarter as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $413,000, or 0.7%, to $55.9 million at March 31, 2013 from $55.4 million at December 31, 2012. This increase was the result of increases in retained earnings and common stock of $1.1 million, or 5.1%, and $402,000, or 1.2%, respectively. The increase in common stock was the result of issuing 23,051 shares at a weighted average price of $22.25 since December 31, 2012.  A partial offset resulted from a reduction in accumulated other comprehensive income of $1.1 million, or 20.9%, as a result of available for sale securities market valuation adjustments.

RESULTS OF OPERATIONS

General.   Net income for the three months ended March 31, 2013, was $1.7 million, a $134,000, or 8.8% increase from the $1.5 million earned during the same period in 2012.  Diluted earnings per share for the first quarter of 2013 was $0.82 compared to $0.86 for the same period in 2012.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the first quarter were 1.01% and 12.18%, respectively, compared with 0.94% and 12.81% for the first quarter of 2012.

The Company’s year-to-date earnings were positively impacted by decreases in the provision for loan losses and deposit interest expense along with an increase in noninterest income. This was partially offset by an increase in noninterest expense coupled with a decrease in investment interest income.

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

Net interest income for the three-months ended March 31, 2013 totaled $5.6 million, an increase of 0.7% from the $5.5 million reported for the comparable period of 2012. The net interest margin was 3.92% for the first quarter of 2013, up from the 3.89% reported for the same quarter of 2012. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 17 basis points to 1.09%. Deposit growth at the Banks has primarily been non-maturing products which generally carry lower interest costs than other deposit alternatives.

Interest income.  Interest income decreased $218,000, or 3.0%, for the three months ended March 31, 2013, compared to the same period in the prior year. This can be attributed to a decrease in interest earned on taxable investment securities of $241,000.

Interest earned on loans receivable increased $35,000, or 0.6%, for the three months ended March 31, 2013, compared to the same period in the prior year. This increase was attributable to a $6.2 million, or 1.54%, increase in the average balance of loans receivable from March 31, 2012.

Interest earned on securities decreased $255,000, or 15.3%, for the three months ended March 31, 2013, compared to the same period in the prior year. This was the result of an increase in the average balance of the securities portfolio of $1.2 million, or 0.6%, to $190.5 million at March 31, 2013 from $189.3 million for the same period in the prior year. Interest income on investment securities was adversely affected by a decrease in the portfolio yield.  The total investment securities portfolio yield of 3.80% for the three months ended March 31, 2013 decreased by 55 basis points from 4.35% for the same period in the prior year.

Interest expense. Interest expense decreased $257,000, or 15.2%, for the three months ended March 31, 2013, compared to the same period in the prior year. This can be mostly attributed to a decrease in interest incurred on deposits of $200,000.  The reduction was exacerbated by the reduction of the rate paid on interest-bearing liabilities of 17 basis points when compared to the three-months ended March 31, 2012.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $200,000, or 13.4%, for the three months ended March 31, 2013, compared to the same period in the prior year. This decrease was attributed to a decline in average rate paid on deposits of 1.03% for the three months ended March 31, 2013 from 1.17% for the same period in the prior year.   This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $2.0 million, or 0.4%, to $513.4 million for the three months ended March 31, 2013, when compared to $515.4 million for the same period in the prior year.  This increase is reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities.  The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizing rate surveys to minimize total interest expense.

Interest incurred on borrowing declined $57,000, or 30.2%, for the three months ended March 31, 2013, compared to the same period in the prior year.  This decrease is attributed to declines in FHLB loan expense and trust preferred expense of $38,000, or 45.5%, and $12,000, or 25.7%, respectively.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $313,000 was recorded for the quarter ended March 31, 2013 compared to $600,000 for the quarter ended March 31, 2012. The provision for loan losses was lower for the current quarter due to decreases in nonperforming loans. Nonperforming loans were $13.9 million, or 3.41% of total loans at March 31, 2013 compared with $17.7 million, or 4.37% at March 31, 2012. Net charge-offs were $360,000 for the quarter ended March 31, 2013 compared with $152,000 for the quarter ended March 31, 2012. Total loans were $407.0 million at March 31, 2013 compared with $401.9 million at March 31, 2012.

Noninterest income. Noninterest income increased $74,000 for the year-ended March 31, 2013 over the comparable 2012 period.  This increase was largely the result of net investment security gains of $185,000, partially offset by decreases in gain on sale of loans and other income of $85,000 and $42,000, respectively.

Noninterest expense. Noninterest expense of $4.0 million for the first quarter of 2013 was 5.8%, or $219,000 higher than the first quarter of 2012.  Salaries and employee benefits, other real estate expense, and advertising expense increased $121,000, $96,000, and $92,000, respectively, year over year.  The growth in salary-related expenses is commensurate with the continued growth of the Company.  This growth was partially offset by a reduction in other expense of $107,000, or 13.7%, as well as a decline in FDIC assessments of 36.6%, from $243,000 to $154,000 at March 31, 2013 and 2012, respectively.

Provision for income taxes. The Company recognized $482,000 in income tax expense, which reflected an effective tax rate of 22.5% for the three months ended March 31, 2013, as compared to $435,000 with an effective tax rate of 22.2% for the respective 2012 period.  The increase in the tax provision can be attributed to an increase in income before taxes of $181,000 or 9.2% when compared to the same quarter in the prior year.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2013, have remained unchanged from December 31, 2012.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$407,236	$5,572	5.55%	$401,047	$5,537	5.55%
Investment securities (3)	190,457	1,407	3.80%	189,280	1,662	4.35%
Interest-bearing deposits with other banks	18,642	35	0.76%	23,049	33	0.58%
Total interest-earning assets	616,335	7,014	4.86%	613,376	7,232	4.99%
Noninterest-earning assets	47,713			39,916
Total assets	$664,048			$653,292
Interest-bearing liabilities:
Interest - bearing demand deposits	$63,647	$58	0.37%	$57,976	$60	0.42%
Money market deposits	78,659	81	0.42%	72,390	74	0.41%
Savings deposits	177,649	158	0.36%	168,575	166	0.40%
Certificates of deposit	193,476	1,000	2.10%	216,503	1,197	2.22%
Borrowings	18,839	132	2.84%	24,107	189	3.15%
Total interest-bearing liabilities	532,270	1,429	1.09%	539,551	1,686	1.26%
Noninterest-bearing liabilities
Other liabilities	76,600		0.23%	65,926		0.28%
Stockholders' equity	55,178			47,815
Total liabilities and stockholders' equity	$664,048			$653,292
Net interest income		$5,585			$5,546
Interest rate spread (1)			3.78%			3.74%
Net yield on interest-earning assets (2)			3.92%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.79%			113.68%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax equivalent adjustments to interest income for tax-exempt securities was $378 and $385 for 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2013 and 2012, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis

	For the Three Months ended March 31, 2013 versus 2012

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$85	$(50)	$35
Investment securities	13	(268)	(255)
Interest-bearing deposits with other banks	(6)	8	2
Total interest-earning assets	91	(309)	(218)

Interest-bearing liabilities:
Interest - bearing demand deposits	6	(8)	(2)
Money market deposits	6	1	7
Savings deposits	9	(17)	(8)
Certificates of deposit	(126)	(71)	(197)
Borrowings	(41)	(16)	(57)
Total interest-bearing liabilities	(146)	(111)	(257)

Net interest income	$237	$(198)	$39

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

For the three months ended March 31, 2013, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios:

FDIC Regulations
Capital Ratio	Adequately Capitalized	Well Capitalized		March 31, 2013	December 31, 2012	March 31, 2012

Tier I Leverage Capital	4.00%	5.00%	(1)	10.86%	10.61%	9.77%
Risk-Based Capital:
Tier I	4.00	6.00		14.51	14.16	13.57%
Total	8.00	10.00		15.80	15.45	14.85%

(1) EB has agreed to maintain leverage capital of at least 9%

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

The following tables illustrates the Company's and Banks’ capital ratios:

	Middlefield Banc Corp. March 31, 2013		The Middlefield Banking Co. March 31, 2013		Emerald Bank March 31, 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$59,454	14.11%	$49,162	13.47%	$8,620	15.80%
For Capital Adequacy Purposes	33,703	8.00	29,187	8.00	4,365	8.00
To Be Well Capitalized	42,129	10.00	36,484	10.00	5,457	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$54,157	12.86%	$44,590	12.22%	$7,919	14.51%
For Capital Adequacy Purposes	16,852	4.00	14,594	4.00	2,183	4.00
To Be Well Capitalized	25,277	6.00	21,891	6.00	3,274	6.00

Tier I Capital
(to Average Assets)

Actual	$54,157	8.22%	$44,590	7.64%	$7,919	10.86%
For Capital Adequacy Purposes	26,345	4.00	23,331	4.00	2,917	4.00
To Be Well Capitalized	32,931	5.00	29,163	5.00	3,646	5.00

	Middlefield Banc Corp. December 31, 2012		The Middlefield Banking Co. December 31, 2012		Emerald Bank December 31, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$57,784	13.86%	$47,887	13.29%	$8,440	15.45%
For Capital Adequacy Purposes	33,344	8.00	28,822	8.00	4,370	8.00
To Be Well Capitalized	41,680	10.00	36,027	10.00	5,463	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$52,543	12.61%	$43,371	12.04%	$7,737	14.16%
For Capital Adequacy Purposes	16,672	4.00	14,411	4.00	2,185	4.00
To Be Well Capitalized	25,008	6.00	21,616	6.00	3,278	6.00

Tier I Capital
(to Average Assets)

Actual	$52,543	7.88%	$43,371	7.32%	$7,737	10.61%
For Capital Adequacy Purposes	26,675	4.00	23,684	4.00	2,916	4.00
To Be Well Capitalized	33,344	5.00	29,605	5.00	3,646	5.00

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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2013 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2012 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2013 for portfolio equity:

	Increase 200 Basis Points		Decrease 200 Basis Points

Net interest income - increase (decrease)	0.23%		0.68%

Portfolio equity - increase (decrease)	(16.18	) %	(7.62	) %

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

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal control or in other factors that could significantly affect the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1a.  There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults by the Company on its senior securities

None

Item 4.    Mine Safety Disclosures

Item 5.    Other information

None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2013

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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan Summary	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp..	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: May 9, 2013	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer