Form 10-Q
period 2013-06-30
MIDDLEFIELD BANC CORP
filed 2013-08-07
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2013

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

Class: Common Stock, without par value

Outstanding at August 7, 2013: 2,021,912

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Cash and due from banks	$22,052	$33,568
Federal funds sold	18,377	11,778
Cash and cash equivalents	40,429	45,346
Investment securities available for sale	179,757	194,472
Loans	412,399	408,433
Less allowance for loan losses	7,749	7,779
Net loans	404,650	400,654
Premises and equipment, net	8,583	8,670
Goodwill	4,559	4,559
Core deposit intangible	173	195
Bank-owned life insurance	8,675	8,536
Accrued interest and other assets	10,966	7,856

TOTAL ASSETS	$657,792	$670,288

LIABILITIES
Deposits:
Noninterest-bearing demand	$83,095	$75,912
Interest-bearing demand	58,238	63,915
Money market	77,563	81,349
Savings	180,875	175,406
Time	185,648	196,753
Total deposits	585,419	593,335
Short-term borrowings	5,407	6,538
Other borrowings	12,635	12,970
Accrued interest and other liabilities	1,781	2,008
TOTAL LIABILITIES	605,242	614,851

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,210,822 and 2,181,763 shares issued	34,694	34,295
Retained earnings	24,780	22,485
Accumulated other comprehensive income (loss)	(190)	5,391
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	52,550	55,437

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$657,792	$670,288

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,550	$5,641	$11,122	$11,178
Interest-bearing deposits in other institutions	9	8	17	12
Federal funds sold	4	4	8	7
Investment securities:
Taxable interest	625	791	1,299	1,706
Tax-exempt interest	744	753	1,477	1,500
Dividends on stock	15	26	38	52
Total interest income	6,947	7,223	13,961	14,455

INTEREST EXPENSE
Deposits	1,219	1,434	2,516	2,931
Short-term borrowings	47	99	99	158
Other borrowings	44	82	90	166
Trust preferred securities	47	31	81	77
Total interest expense	1,357	1,646	2,786	3,332

NET INTEREST INCOME	5,590	5,577	11,175	11,123
Provision for loan losses	300	450	613	1,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,290	5,127	10,562	10,073

NONINTEREST INCOME
Service charges on deposit accounts	511	471	958	902
Investment securities gains (losses), net	(10)	296	175	296
Earnings on bank-owned life insurance	75	69	143	137
Gain on sale of loans	-	-	-	85
Other income	243	181	411	391
Total noninterest income	819	1,017	1,687	1,811

NONINTEREST EXPENSE
Salaries and employee benefits	1,906	1,800	3,777	3,550
Occupancy expense	248	222	522	470
Equipment expense	186	201	375	371
Data processing costs	187	191	400	390
Ohio state franchise tax	149	128	303	257
Federal deposit insurance expense	64	258	218	501
Professional fees	291	186	567	400
(Gain) loss on sale of other real estate owned	(13)	32	(5)	50
Advertising expense	111	112	223	232
Other real estate expense	90	213	196	273
Directors Fees	133	106	238	182
Other expense	596	592	1,135	1,147
Total noninterest expense	3,948	4,041	7,949	7,823

Income before income taxes	2,161	2,103	4,300	4,061
Income taxes	476	463	958	898

NET INCOME	$1,685	$1,640	$3,342	$3,163

EARNINGS PER SHARE
Basic	$0.84	$0.85	$1.66	$1.72
Diluted	0.83	0.85	1.66	1.72

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,685	$1,640	$3,342	$3,163

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available for sale securities	(6,760)	1,884	(8,281)	1,824
Tax effect	2,298	(640)	2,815	(620)

Reclassification adjustment for (gains) losses included in net income	10	(296)	(175)	(296)
Tax effect	(3)	100	60	100

Total other comprehensive income (loss)	(4,455)	1,048	(5,581)	1,008

Comprehensive income (loss)	$(2,770)	$2,688	$(2,239)	$4,171

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollar amounts in thousands, except dividend per share amount)

(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2012	$34,295	$22,485	$5,391	$(6,734)	$55,437

Net income		3,342			3,342
Comprehensive loss			(5,581)		(5,581)
Common stock issuance (13,320 shares), net of issuance cost ($139)	74				74
Dividend reinvestment and purchase plan (15,739 shares)	440				440
Stock options exercised	(115)				(115)
Cash dividends ($0.52 per share)		(1,047)			(1,047)

Balance, June 30, 2013	$34,694	$24,780	$(190)	$(6,734)	$52,550

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$3,342	$3,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	613	1,050
Investment securities (gains) losses, net	(175)	(296)
Depreciation and amortization	449	442
Amortization of premium and discount on investment securities	457	477
Accretion of deferred loan fees, net	(119)	(93)
Origination of loans held for sale	-	(1,084)
Proceeds from sale of loans held for sale	-	1,169
Gain on sale of loans	-	(85)
Earnings on bank-owned life insurance	(143)	(137)
Deferred income taxes	103	(58)
(Gain) loss on sale of other real estate owned	(5)	50
(Increase) decrease in accrued interest receivable	(88)	111
Decrease in accrued interest payable	(32)	(97)
(Increase) decrease in prepaid federal deposit insurance	(73)	422
Other, net	57	(558)
Net cash provided by operating activities	4,386	4,476

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	12,992	34,731
Proceeds from sale of securities	8,135	21,804
Purchases	(15,150)	(34,657)
Increase in loans, net	(5,465)	(9,328)
Proceeds from the sale of other real estate owned	465	476
Purchase of premises and equipment	(250)	(631)
Net cash provided by investing activities	727	12,395

FINANCING ACTIVITIES
Net decrease in deposits	(7,916)	(9,233)
Decrease in short-term borrowings, net	(1,131)	(433)
Repayment of other borrowings	(335)	(468)
Common stock issuance	74	2,329
Stock options exercised	(115)	32
Proceeds from dividend reinvestment & purchase plan	440	343
Cash dividends	(1,047)	(970)
Net cash used for financing activities	(10,030)	(8,400)

Increase (decrease) in cash and cash equivalents	(4,917)	8,471

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,346	34,390

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,429	$42,861

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,818	$3,429
Income taxes	900	950

Non-cash investing transactions:
Transfers from loans to other real estate owned	$975	$316

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited.

In July 2013, the FASB ASU 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements (hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update defer indefinitely the effective date of certain required disclosures in Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this Update do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of June 30, 2013 and 2012.

Stock option activity during the six months ended June 30 is as follows:

	2013	Weighted- average Exercise Price	2012	Weighted- average Exercise Price

Outstanding, January 1	79,693	$26.81	88,774	$26.81
Exercised	(19,761)	24.09	-	-
Forfeited	-	-	(9,081)	22.94

Outstanding, June 30	59,932	28.29	79,693	27.25

Exercisable June 30	59,932	28.29	79,693	27.25

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	2,206,794	2,108,863	2,198,033	2,031,187

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,017,264	1,919,333	2,008,503	1,841,657

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	6,697	1,872	8,557	1,208

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,023,961	1,921,205	2,017,060	1,842,865

Options to purchase 61,132 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended June 30, 2013. Of those options, 31,833 were considered dilutive based on the market price exceeding the strike price. The remaining 29,299 options had no dilutive effect on earnings per share. For the six months ended June 30, 2013, 49,394 options were considered dilutive. The remaining 11,738 options had no dilutive effect on earnings per share.

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

		June 30, 2013

(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$-	$26,588	$-	$26,588
Obligations of states and political subdivisions	-	89,718	-	89,718
Mortgage-backed securities in government- sponsored entities		58,413		58,413
Private-label mortgage-backed securities	-	4,288	-	4,288
Total debt securities	-	179,007	-	179,007
Equity securities in financial institutions	5	745	-	750
Total	$5	$179,752	$-	$179,757

		December 31, 2012

	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
U.S. government agency securities	$-	$24,960	$-	$24,960
Obligations of states and political subdivisions	-	92,596	-	92,596
Mortgage-backed securities in government- sponsored entities		71,102	-	71,102
Private-label mortgage-backed securities	-	5,064	-	5,064
Total debt securities	-	193,722	-	193,722
Equity securities in financial institutions	5	745	-	750
Total	$5	$194,467	$-	$194,472

The Company obtains fair values from an independent pricing service which represent either quoted market prices for the identical securities (Level I inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level II).

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of June 30, 2013 or December 31, 2012.

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

		June 30, 2013

(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$-	$-	$15,287	$15,287
Other real estate owned	-	-	2,361	2,361

		December 31, 2012

	Level I	Level II	Level III	Total

Assets Measured on a non-recurring Basis:
Impaired loans	$-	$-	$17,600	$17,600
Other real estate owned	-	-	1,846	1,846

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(unaudited, in thousands)	Estimate		Valuation Techniquest	Unobservable Input	Range (Weighted Average)
	June 30, 2013	December 31, 2012
Impaired loans	$15,287	17,600	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-68.0%	(-31.4%)
				Liquidation expenses (2)	0%	to	-45.8%	(-2.2%)
Other real estate owned	$2,361	1,846	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0%	to	-10.0%	(-7.5%)

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

(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$40,429	$40,429	$-	$-	$40,429
Investment securities
Available for sale	179,757	5	179,752	-	179,757
Net loans	404,650	-	-	408,322	408,322
Bank-owned life insurance	8,675	8,675		-	8,675
Federal Home Loan Bank stock	1,887	1,887		-	1,887
Accrued interest receivable	2,251	2,251	-	-	2,251

Financial liabilities:
Deposits	$585,419	$399,771	$-	$187,825	$587,596
Short-term borrowings	5,407	5,407	-	-	5,407
Other borrowings	12,635	-	-	12,860	12,860
Accrued interest payable	460	460	-	-	460

	December 31, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,346	$45,346	$-	$-	$45,346
Investment securities
Available for sale	194,472	5	194,467	-	194,472
Net loans	400,654	-	-	390,206	390,206
Bank-owned life insurance	8,536	8,536	-	-	8,536
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,163	2,163	-	-	2,163

Financial liabilities:
Deposits	$593,335	$396582	$-	$196,122	$592,704
Short-term borrowings	6,538	6,538	-	-	6,538
Other borrowings	12,970	-	-	13,337	13,337
Accrued interest payable	492	492	-	-	492

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

Deposits and Other Borrowed Funds

The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposits are valued at the amount payable on demand as of period end.

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three and six months ended June 30, 2013 and 2012:

Unrealized gains on available for sale securities (a)
Balance as of December 31, 2012	$5,391
Other comprehensive loss before reclassification	(1,004)
Amount reclassified from accumulated other comprehensive income	(122)
Period change	(1,126)
Balance at March 31, 2013	4,265

Other comprehensive loss before reclassification	(4,462)
Amount reclassified from accumulated other comprehensive income	7
Period change	(4,455)
Balance at June 30, 2013	$(190)

Balance as of December 31, 2011	$4,541
Other comprehensive loss before reclassification	(40)
Amount reclassified from accumulated other comprehensive income	-
Period change	(40)
Balance at March 31, 2012	4,501

Other comprehensive loss before reclassification	1,244
Amount reclassified from accumulated other comprehensive income	(196)
Period change	1,048
Balance at June 30, 2012	$5,549

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive inocme:

	Amount Reclassified from
	Accumulated Other Comprehensive Income		Affected Line Item in
	For the Three Months Ended		the Statement Where
	June 30,		Net Income is
Details about other comprehensive income	2013	2012	Presented
Unealized gains on available for sale securities
	$10	$296	Investment securities gains, net
	(3)	(100)	Income taxes
	$7	$196	Net of tax

(a) Amounts in parentheses indicate debits to net income

	Accumulated Other Comprehensive Income For the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is
Details about other comprehensive income	2013	2012	Presented
Unealized gains on available for sale securities
	$(175)	$(296)	Investment securities gains, net
	60	100	Income taxes
	$(115)	$(196)	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2013
(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$27,020	$343	$(775)	$26,588
Obligations of states and political subdivisions:
Taxable	5,367	344	(6)	5,705
Tax-exempt	84,455	2,273	(2,715)	84,013
Mortgage-backed securities in government-sponsored entities	58,557	809	(953)	58,413
Private-label mortgage-backed securities	3,895	393	-	4,288
Total debt securities	179,294	4,162	(4,449)	179,007
Equity securities in financial institutions	750	-	-	750
Total	$180,044	$4,162	$(4,449)	$179,757

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$24,485	$566	$(91)	$24,960
Obligations of states and political subdivisions:
Taxable	6,888	738	-	7,626
Tax-exempt	80,391	4,683	(104)	84,970
Mortgage-backed securities in government-sponsored entities	69,238	1,929	(65)	71,102
Private-label mortgage-backed securities	4,553	511	-	5,064
Total debt securities	185,555	8,427	(260)	193,722
Equity securities in financial institutions	750	-	-	750
Total	$186,305	$8,427	$(260)	$194,472

The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,781	$2,835
Due after one year through five years	4,125	4,331
Due after five years through ten years	22,550	22,894
Due after ten years	149,838	148,947

Total	$179,294	$179,007

Proceeds from the sales of securities available-for-sale and the gross realized gains and losses for the three and six months ended June 30 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$533	$21,804	$8,135	$21,804
Gross realized gains	-	308	204	308
Gross realized losses	(10)	(12)	(29)	(12)

Investment securities with an approximate carrying value of $70.4 million and $62.5 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
(Dollar amounts in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$17,131	$(775)	$-	$-	$17,131	$(775)
Obligations of states and political subdivisions	$21,713	$(2,721)	$-	$-	$21,713	$(2,721)
Mortgage-backed securities in government-sponsored entities	34,542	(953)	-	-	34,542	(953)
Total	$73,386	$(4,449)	$-	$-	$73,386	$(4,449)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$9,938	$(91)	$-	$-	$9,938	$(91)
Obligations of states and political subdivisions	9,240	(104)	-	-	9,240	(104)
Mortgage-backed securities in government-sponsored entities	12,353	(65)	-	-	12,353	(65)
Total	$31,531	$(260)	$-	$-	$31,531	$(260)

There were 84 securities considered temporarily impaired at June 30, 2013.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 97% of the total available-for-sale portfolio as of June 30, 2013 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $3.9 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $393,000 on June 30, 2013. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2013 and 2012, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012

Commercial and industrial	$49,898	$62,188
Real estate - construction	24,084	22,522
Real estate - mortgage:
Residential	199,250	203,872
Commercial	135,006	115,734
Consumer installment	4,161	4,117
	412,399	408,433
Less allowance for loan losses	7,749	7,779

Net loans	$404,650	$400,654

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan losses (in thousands):

			Real Estate- Mortgage
June 30, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total

Individually evaluated for impairment	$2,310	$3,927	$4,905	$6,506	$10	$17,658
Collectively evaluated for impairment	47,588	20,157	194,345	128,500	4,151	394,741
Total loans	$49,898	$24,084	$199,250	$135,006	$4,161	$412,399

			Real estate- Mortgage
December 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$4,592	$3,993	$5,761	$6,914	$28	$21,288
Collectively evaluated for impairment	57,596	18,529	198,111	108,820	4,089	387,145
Total loans	$62,188	$22,522	$203,872	$115,734	$4,117	$408,433

			Real Estate- Mortgage
June 30, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$323	$814	$754	$479	$-	$2,370
Collectively evaluated for impairment	552	377	2,872	1,526	51	5,378
Total ending allowance balance	$875	$1,191	$3,626	$2,005	$51	$7,748

			Real Estate- Mortgage
December 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,189	$933	$600	$960	$6	$3,688
Collectively evaluated for impairment	543	190	2,272	1,031	55	4,091
Total ending allowance balance	$1,732	$1,123	$2,872	$1,991	$61	$7,779

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

                                        June 30, 2013

Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,177	$1,177	$-
Real estate - construction	150	150	-
Real estate - mortgage:
Residential	2,627	2,741	-
Commercial	3,506	3,506	-
Consumer installment	4	4	-
Total	$7,464	$7,578	$-

With an allowance recorded:
Commercial and industrial	$1,133	$1,133	$323
Real estate - construction	3,777	3,777	814
Real estate - mortgage:
Residential	2,278	2,317	754
Commercial	3,000	3,000	479
Consumer installment	6	6	1
Total	$10,194	$10,233	$2,371

Total:
Commercial and industrial	$2,310	$2,310	$323
Real estate - construction	3,927	3,927	814
Real estate - mortgage:
Residential	4,905	5,058	754
Commercial	6,506	6,506	479
Consumer installment	10	10	1
Total	$17,658	$17,811	$2,371

                                        December 31, 2013

Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,230	$1,229	$-
Real estate - construction	308	308	-
Real estate - mortgage:
Residential	2,716	2,729	-
Commercial	4,143	4,164	-
Consumer installment	11	11	-
Total	$8,408	$8,441	$-

With an allowance recorded:
Commercial and industrial	$3,362	$3,367	$1,189
Real estate - construction	3,685	3,685	933
Real estate - mortgage:
Residential	3,045	3,054	600
Commercial	2,771	2,776	960
Consumer installment	17	17	6
Total	$12,880	$12,899	$3,688

Total:
Commercial and industrial	$4,592	$4,596	$1,189
Real estate - construction	3,993	3,993	933
Real estate - mortgage:
Residential	5,761	5,783	600
Commercial	6,914	6,940	960
Consumer installment	28	28	6
Total	$21,288	$21,340	$3,688

The following table presents interest income by class, recognized on impaired loans:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,643	$15	$2,687	$70
Real estate - construction	3,850	58	3,499	95
Real estate - mortgage:
Residential	5,274	69	4,937	143
Commercial	6,669	106	6,018	216
Consumer installment	14	1	18	1

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$1,488	$21	$4,337	$80
Real estate - construction	446	-	616	-
Real estate - mortgage:
Residential	2,872	61	574	33
Commercial	2,124	98	3,762	35
Consumer installment	27	-	-	-

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total Loans

Commercial and industrial	$47,354	$910	$1,591	$43	$49,898
Real estate - construction	19,225	917	3,942	-	24,084
Real estate - mortgage:
Residential	186,330	975	11,945	-	199,250
Commercial	126,777	3,111	5,118	-	135,006
Consumer installment	4,142	-	19	-	4,161
Total	$383,828	$5,913	$22,615	$43	$412,399

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total Loans

Commercial and industrial	$59,390	$678	$2,061	$59	$62,188
Real estate - construction	17,601	-	4,921	-	22,522
Real estate - mortgage:
Residential	190,967	758	12,147	-	203,872
Commercial	106,509	1,928	7,297	-	115,734
Consumer installment	4,084	-	33	-	4,117
Total	$378,551	$3,364	$26,459	$59	$408,433

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2013

Commercial and industrial	$47,680	$650	$72	$108	$830	$1,388	$49,898
Real estate - construction	23,360	647	-	-	647	78	24,084
Real estate - mortgage:
Residential	187,125	1,854	1,466	434	3,753	8,372	199,250
Commercial	133,057	-	-	-	-	1,949	135,006
Consumer installment	4,043	21	3	-	24	94	4,161
Total	$395,265	$3,171	$1,541	$541	$5,253	$11,880	$412,399

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2012

Commercial and industrial	$60,428	$441	$63	$348	$852	$908	$62,188
Real estate - construction	22,158	-	-	-	-	364	22,522
Real estate - mortgage:
Residential	191,349	2,614	1,401	90	4,105	8,418	203,872
Commercial	113,023	509	97	-	606	2,105	115,734
Consumer installment	4,074	25	-	-	25	18	4,117
Total	$391,032	$3,589	$1,561	$438	$5,588	$11,813	$408,433

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

The following table summarizes the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2012	$1,732	$1,123	$2,872	$1,991	$61	$7,779
Charge-offs	(325)	(190)	(345)	-	(36)	(896)
Recoveries	92	33	71	46	11	253
Provision	(624)	226	1,028	(32)	15	613
ALLL balance at June 30, 2013	$875	$1,192	$3,626	$2,005	$51	$7,749

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2011	$1,296	$438	$3,731	$1,306	$48	$6,819
Charge-offs	(29)	-	(98)	(53)	(22)	(202)
Recoveries	70	-	3	-	12	85
Provision	289	66	473	239	(17)	1,050
ALLL balance at June 30, 2012	$1,626	$504	$4,109	$1,492	$21	$7,752

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2013	$1,229	$1,047	$3,207	$2,201	$47	$7,731
Charge-offs	-	(129)	(279)	-	(19)	(427)
Recoveries	92	-	47	-	5	144
Provision	(446)	273	651	(196)	18	300
ALLL balance at June 30, 2013	$875	$1,191	$3,626	$2,005	$51	$7,748

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2012	$1,510	$504	$3,868	$1,360	$25	$7,267
Charge-offs	(28)	-	-	-	(8)	(36)
Recoveries	67	-	-	-	4	71
Provision	77	-	241	132		450
ALLL balance at June 30, 2012	$1,626	$504	$4,109	$1,492	$21	$7,752

The C&I ALLL balance declined from $1.7 million at December 31, 2012 to $875,000 at June 30, 2013. Loan reclassifications resulted in a shift of $660,000 of specific reserve from this category. Residential mortgage real estate increased from $2.9 million to $3.6 million during the six months ended June 30, 2012. This was largely the result of the 1-4 family owner occupied loss ratio increasing from 0.94% to 1.25%. A provision in any loan portfolio is not necessarily related to current charge-offs, but is a result of the evaluation of the loans in that category.

The following tables summarize troubled debt restructurings and subsequent defaults (in thousands):

Modifications

	Three months ended
	June 30, 2013				June 30, 2012
	Number of Contracts			Pre-Modification Outstanding	Number of Contracts			Pre-Modification Outstanding
Troubled Debt Restructurings	Term Modification	Other	Total	Recorded Investment	Term Modification	Other	Total	Recorded Investment
Consumer Installment	1	-	1	$7	1		1	$17
Real estate- mortgage:
Residential	-	-	-	-	1	1	2	165

	Six months ended
	June 30, 2013				June 30, 2012
	Number of Contracts			Pre-Modification Outstanding	Number of Contracts			Pre-Modification Outstanding
Troubled Debt Restructurings	Term Modification	Other	Total	Recorded Investment	Term Modification	Other	Total	Recorded Investment
Commercial and industrial	5	-	5	$742	4	3	7	$195
Real estate- mortgage:
Residential	2	-	2	383	3	2	5	259
Consumer Installment	1	-	1	644	1	-	1	5

	Three months ended
	June 30, 2013		June 30, 2012
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
subsequently defaulted	Contracts	Investment	Contracts	Investment
Commercial and industrial	3	$193	-	$-
Real estate- mortgage:
Residential	-	-	3	168

	Six months ended
	June 30, 2013		June 30, 2012
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
subsequently defaulted	Contracts	Investment	Contracts	Investment
Commercial and industrial	5	$239	1	$41
Real estate- mortgage:
Residential	-	-	3	168

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2013 quarter at $657.8 million, a decrease of $12.5 million or 1.9% from December 31, 2012. Investment securities available for sale decreased $14.7 million while net loans increased $4.0 million. The decrease in total assets reflected a corresponding decrease in total liabilities of $9.6 million or 1.6% and a decrease in stockholders’ equity of $2.9 million or 5.2%. The decrease in total liabilities was the result of decreases in deposits, borrowings, and accrued interest and other liabilities of $7.9 million, or 1.3%, $1.5 million, or 7.5%, and $227,000, or 11.3% respectively, for the quarter. The decrease in stockholders’ equity resulted mostly from a decrease in accumulated other comprehensive income of $5.6 million, or 103.5%. A partial offset resulted from increases in retained earnings and common stock of $2.3 million, or 10.2% and $399,000, or 1.2%, respectively.

Cash on hand and due from banks. Cash on hand and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents decreased $4.9 million, or 10.8% to $40.4 million at June 30, 2013 from $45.3 million at December 31, 2012. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on June 30, 2013 totaled $179.8 million, a decrease of $14.7 million or 7.6% from $194.5 million at December 31, 2012. During this period the Company recorded purchases of available for sale securities of $15.2 million, consisting of mortgage-backed securities and municipal bonds. Offsetting the purchases of securities were repayments, calls, and maturities of $13.0 million. Sales of securities were $7.8 million with gross realized gains of $204,000 being partially offset by gross realized losses of $29,000.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $4.0 million or 1.0% to $404.7 million as of June 30, 2013 from $400.7 million at December 31, 2012. Included in this amount were increases in the commercial real estate and construction portfolios of $19.3 million, or 16.7%, and $1.6 million, or 6.9%, respectively. These amounts were partially offset by decreases in the C&I and residential real estate segments of $12.3 million, or 19.8%, and $4.6 million, or 2.3%. A reclassification was responsible for $6.5 million of the changes between the two commercial categories. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial-oriented loans may increase credit risk.

Allowance for Loan Losses and Asset Quality. The Company decreased the allowance for loan losses to $7.7 million, or 1.9% of total loans, at June 30, 2013, compared to $7.8 million, or 1.9%, at December 31, 2012. Second quarter 2013 net loan charge-offs totaled $283,000, or 0.28% of average loans, compared to net recoveries of $35,000, or 0.04%, for the second quarter of 2012. Year-to-date net loan charge-offs totaled $643,000 compared to $117,000 for the same period the year prior. To maintain the adequacy of the allowance for loan losses, the Company recorded a second quarter provision for loan losses of $300,000, versus $450,000 for the second quarter of 2012. The year-to-date provision for loan losses were $613,000 compared to $1.1 million for June 30, 2013 and 2012, respectively.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes the allowance for loan losses is appropriately stated at June 30, 2013. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system. The shadow accounting system tracks interest on nonaccrual loan payments as though current.  The shadow account splits principal and interest on payments while the actual account undergoes only a principal reduction. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 47 TDRs with a total balance of $5.3 million as of June 30, 2013. Nonperforming loans amounted to $12.9 million, or 3.1% of total loans, and $14.2 million, or 3.5% of total loans, at June 30, 2013 and December 31, 2012, respectively. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $12.2 million as of June 30, 2013, down $600,000 from $12.8 million at December 31, 2012.

	Asset Quality History
	(Dollar amounts in thousands)

(Dollar amounts in thousands)	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012

Nonperforming loans	$12,869	$13,899	$14,194	$15,404	$17,177
Real estate owned	2,361	2,155	1,846	2,332	1,986

Nonperforming assets	15,230	16,054	16,040	17,736	19,163

Allowance for loan losses	7,749	7,732	7,779	7,173	7,752

Ratios
Nonperforming loans to total loans	3.12%	3.41%	3.48%	3.76%	4.18%
Nonperforming assets to total assets	2.32%	2.41%	2.39%	2.67%	2.95%
Allowance for loan losses to total loans	1.88%	1.90%	1.90%	1.75%	1.89%
Allowance for loan losses to nonperforming loans	60.21%	55.63%	54.80%	46.57%	45.13%

A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2013, 95.1% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $585.4 million or 97.0% of the Company’s total funding sources at June 30, 2013. Total deposits decreased $7.9 million or 1.3% at June 30, 2013 from $593.3 million at December 31, 2012. The decrease in deposits is primarily related to the reduction of time deposits, interest-bearing demand deposits, and money market accounts of $11.1 million or 5.6%, $5.7 million or 8.9%, and $3.8 million or 4.7%, respectively, at June 30, 2013. These decreases were partially offset by increases in noninterest-bearing demand and savings deposits of $7.2 million, or 9.5%, and $5.5 million, or 3.1%, respectively, during the six months ended June 30, 2013.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks and repurchase agreements. Short-term borrowings decreased $1.1 million, or 17.3%, to $5.4 million as of June 30, 2013. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $335,000, or 2.6%, for the six months ended June 30, 2013 as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity decreased $2.9 million, or 5.2%, to $52.6 million at June 30, 2013 from $55.4 million at December 31, 2012. This decrease was the result of a reduction of accumulated other comprehensive income of $5.6 million, or 103.5%, due to available for sale securities market valuation adjustments. This amount was partially offset by increases in retained earnings and common stock of $2.3 million, or 10.2%, and $399,000, or 1.2%, respectively. The increase in common stock was the result of issuing 29,059 shares at a weighted average price of $23.27 since December 31, 2012.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2013, was $1.7 million, a $45,000, or 2.7% increase from the $1.6 million earned during the same period in 2012. Diluted earnings per share for the second quarter of 2013 was $0.83 compared to $0.85 for the same period in 2012. Net income for the six months ended June 30, 2013, was $3.3 million, a $179,000, or 5.7% increase from the $3.2 million earned during the same period in 2012. Diluted earnings per share for the six months ended June 30, 2013 was $1.66 compared to $1.72 for the same period in 2012.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the second quarter were 1.02% and 12.47%, respectively, compared with 1.01% and 13.22% for the same period in 2012. ROA and ROE for the six months ended June 30, 2013 were 1.02% and 12.32%, respectively, compared with 0.97% and 13.02% for the same period in 2012.

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

Net interest income for the three months ended June 30, 2013 totaled $5.6 million, an increase of 0.2% from that reported in the comparable period of 2012. The net interest margin was 3.88% for the second quarter of 2013, down from the 3.93% reported for the same quarter of 2012. The decrease is primarily attributable to lower interest-earning assets yields, which decreased 24 basis points to 4.77%, partially offset by a 20 basis point decline in costs of funds to 1.04%.

Net interest income for the six months ended June 30, 2013 totaled $11.2 million, an increase of 0.5% from the $11.1 million reported for the comparable period of 2012. The net interest margin was 3.90%, down from the 3.91% reported for the same period of 2012. The decrease is primarily attributable to lower interest-earning assets yields, which decreased 19 basis points to 4.81%, partially offset by a 19 basis point decline in costs of funds to 1.06%.

Interest income. Interest income decreased $276,000, or 3.8%, for the three months ended June 30, 2013, compared to the same period in the prior year. For the six months ended June 30, 2013, interest income decreased $494,000, or 3.4%, compared to the same period in the prior year. These decreases can also be attributed to decreases in interest earned on taxable investment securities and interest and fees on loans.

Interest earned on loans receivable decreased $91,000, or 1.6%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease is attributable to an 11 basis point shift in yields from June 30, 2012. Interest earned on loans receivable decreased $56,000, or 0.5%, for the six months ended June 30, 2013, compared to the same period in the prior year. This decrease is attributable to a 6 basis point shift in yields from June 30, 2012, partially offset by a $3.4 million, or 0.8%, average balance increase.

Interest earned on securities decreased $175,000, or 11.3%, for the three months ended June 30, 2013, compared to the same period in the prior year. The 3.73% yield on the investment portfolio decreased by 56 basis points, from 4.29%, for the same period in the prior year. This was partially offset by an average balance increase of $7.3 million, or 4.0%. For the six months ended June 30, 2013, interest earned on securities decreased $430,000, or 13.4%, compared to the same period in the prior year. The 3.76% yield on the investment portfolio decreased by 56 basis points, from 4.32%, for the same period in the prior year. This was partially offset by an average balance increase of $4.2 million, or 2.3%.

Interest expense. Interest expense decreased $289,000, or 17.6%, for the three months ended June 30, 2013, compared to the same period in the prior year. This is mostly attributed to a decrease in the average balance of certificates of deposit of $23.1 million, or 11.1%, compared to the same period in the prior year. The decline was further caused by a 20 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. For the six months ended June 30, 2013, interest expense decreased $546,000, or 16.4%, compared to the same period in the prior year. This is mostly attributed to a decrease in the average balance of certificates of deposit of $23.0 million, or 10.8%, compared to the same period in the prior year. The decline was further caused by a 19 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $214,000, or 15.0%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.97% from 1.12% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $6.1 million, or 1.2%, to $505.2 million when compared to $511.3 million for the same period in the prior year. For the six months ended June 30, 2013, interest incurred on deposits declined $414,000, or 14.1%, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 1.00% from 1.15% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $4.0 million, or 0.8%, to $509.3 million when compared to $513.4 million for the same period in the prior year. These amounts are reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizes rate surveys to minimize total interest expense.

Interest incurred on borrowings declined $75,000, or 35.2%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease is attributed to declines in repurchase interest expense and FHLB loan expense of $52,000 and $37,000, respectively. For the six months ended June 30, 2013, interest incurred on borrowings declined $132,000, or 32.8%, compared to the same period in the prior year. This decrease is attributed to declines in FHLB loan expense and repurchase interest expense of $76,000 and $59,000, respectively.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $300,000 was recorded for the quarter ended June 30, 2013 compared to $450,000 for the quarter ended June 30, 2012. For the six months ended June 30, 2013, a provision for loan losses of $613,000 was recorded compared to $1.1 million for the comparable 2012 period. The provision for loan losses was lower due to decreases in nonperforming loans. Nonperforming loans were $15.0 million, or 3.65% of total loans at June 30, 2013 compared with $17.2 million, or 4.18% at June 30, 2012. Net charge-offs were $283,000 for the quarter ended June 30, 2013 compared with net recoveries of $35,000 for the quarter ended June 30, 2012. Total loans were $412.4 million at June 30, 2013 compared with $410.9 million at June 30, 2012.

Noninterest income. Noninterest income decreased $198,000 for the three months ended June 30, 2013 over the comparable 2012 period. This decrease was largely the result of a decline in net investment security gains of $306,000, partially offset by an increase in service charges on deposit accounts of $40,000. Noninterest income decreased $124,000 for the six months ended June 30, 2013 over the comparable 2012 period. This decrease was largely the result of declines in net investment securities gains and gain on sale of loans of $121,000 and $85,000, respectively. These decreases were partially offset by an increase in service charges on deposit accounts of $56,000.

Noninterest expense. Noninterest expense of $3.9 million for the second quarter of 2013 was 2.3% or $93,000 less than the first quarter of 2012. FDIC assessments, other real estate expense, and advertising expense decreased $194,000, $173,000, and $101,000, respectively. These decreases were partially offset by increases in salaries and benefits and other expense $194,000 and $154,000, respectively. Noninterest expense of $7.9 million for the six months ended June 30, 2013 was 1.6%, or $126,000 higher than the first quarter of 2012. Salaries and employee benefits increased $315,000. This increase was partially offset by a decrease in FDIC expense of $283,000.

Provision for income taxes. The Company recognized $476,000 in income tax expense, which reflected an effective tax rate of 22.0% for the three months ended June 30, 2013, as compared to $463,000 with an effective tax rate of 22.0% for the respective 2012 period. For the six months ended June 30, 2013, the Company recognized $958,000 in income tax expense, which reflected an effective tax rate of 22.3%, as compared to $898,000 with an effective tax rate of 22.1% for the respective 2012 period. The increase in the tax provision can be attributed to an increase in income before taxes of $239,000 or 5.9% when compared to the same quarter in the prior year.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2013, have remained unchanged from December 31, 2012.

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

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended June 30, 2013 and 2012, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	For the Three Months Ended June 30,
	2013			2012

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$409,229	$5,550	5.44%	$408,657	$5,641	5.55%
Investment securities (3)	188,541	1,369	3.73%	181,270	1,544	4.29%
Interest-bearing deposits with other banks	19,120	28	0.59%	20,488	38	0.75%
Total interest-earning assets	616,890	6,947	4.77%	610,415	7,223	5.01%
Noninterest-earning assets	44,911			45,789
Total assets	$661,801			$656,204
Interest-bearing liabilities:
Interest - bearing demand deposits	$61,612	53	0.35%	$62,393	63	0.41%
Money market deposits	79,253	75	0.38%	69,435	70	0.41%
Savings deposits	178,901	151	0.34%	170,947	164	0.39%
Certificates of deposit	185,468	940	2.03%	208,528	1,136	2.19%
Borrowings	17,931	138	3.09%	23,549	213	3.64%
Total interest-bearing liabilities	523,165	1,357	1.04%	534,852	1,646	1.24%
Noninterest-bearing liabilities
Other liabilities	84,437			71,443
Stockholders' equity	54,199			49,909
Total liabilities and stockholders' equity	$661,801			$656,204
Net interest income		$5,590			$5,577
Interest rate spread (1)			3.73%			3.78%
Net yield on interest-earning assets (2)			3.88%			3.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.91%			114.13%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to interest income for tax-exempt securities was $383 and $388 for 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2013 and 2012, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2013 versus 2012

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$8	$(99)	$(91)
Investment securities	78	(253)	(175)
Interest-bearing deposits with other banks	(3)	(7)	(10)
Total interest-earning assets	83	(359)	(276)

Interest-bearing liabilities:
Interest - bearing demand deposits	(1)	(9)	(10)
Money market deposits	10	(5)	5
Savings deposits	8	(21)	(13)
Certificates of deposit	(126)	(70)	(196)
Borrowings	(51)	(24)	(75)
Total interest-bearing liabilities	(160)	(129)	(289)

Net interest income	$243	$(230)	$13

	For the Six Months Ended June 30,
	2013			2012

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$408,232	$11,122	5.49%	$404,852	$11,178	5.55%
Investment securities (3)	189,499	2,776	3.76%	185,275	3,206	4.32%
Interest-bearing deposits with other banks	18,881	63	0.67%	21,768	71	0.66%
Total interest-earning assets	616,612	13,961	4.81%	611,895	14,455	5.00%
Noninterest-earning assets	46,393			42,853
Total assets	$663,005			$654,748
Interest-bearing liabilities:
Interest - bearing demand deposits	$62,630	111	0.36%	$60,184	123	0.41%
Money market deposits	78,956	156	0.40%	70,913	144	0.41%
Savings deposits	178,275	309	0.35%	169,761	330	0.39%
Certificates of deposit	189,472	1,940	2.06%	212,515	2,333	2.21%
Borrowings	18,385	270	2.96%	23,828	402	3.39%
Total interest-bearing liabilities	527,718	2,786	1.06%	537,201	3,332	1.25%
Noninterest-bearing liabilities
Other liabilities	80,600			68,691
Stockholders' equity	54,687			48,856
Total liabilities and stockholders' equity	$663,005			$654,748
Net interest income		$11,175			$11,123
Interest rate spread (1)			3.75%			3.76%
Net interest margin (2)			3.90%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.84%			113.90%

 _____________________________________

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to interest income for tax-exempt securities was $761 and $773 for 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2013 and 2012, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2013 versus 2012

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$93	$(149)	$(56)
Investment securities	90	(520)	(430)
Interest-bearing deposits with other banks	(9)	1	(8)
Total interest-earning assets	174	(668)	(494)

Interest-bearing liabilities:
Interest - bearing demand deposits	5	(17)	(12)
Money market deposits	16	(4)	12
Savings deposits	16	(37)	(21)
Certificates of deposit	(253)	(140)	(393)
Borrowings	(92)	(40)	(132)
Total interest-bearing liabilities	(308)	(238)	(546)

Net interest income	$482	$(430)	$52

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of its customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three and six months ended June 30, 2013, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios:

Capital Ratio	Adequately Capitalized	Well Capitalized		June 30, 2013	December 31, 2012

Tier I Leverage Capital	4.00%	5.00%	(1)	11.38%	10.61%
Risk-Based Capital:
Tier I	4.00	6.00		13.11	14.16
Total	8.00	10.00		14.39	15.45

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

The following tables illustrate the Company's and Banks’ capital ratios:

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	June 30,		June 30,		June 30,
	2013		2013		2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$60,873	14.02%	$50,357	13.52%	$8,994	14.39%
For Capital Adequacy Purposes	34,738	8.00	29,788	8.00	5,002	8.00
To Be Well Capitalized	43,423	10.00	37,235	10.00	6,252	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$55,417	12.76%	$45,703	12.27%	$8,198	13.11%
For Capital Adequacy Purposes	17,369	4.00	14,894	4.00	2,501	4.00
To Be Well Capitalized	26,054	6.00	22,341	5.00	3,751	6.00

Tier I Capital
(to Average Assets)

Actual	$55,417	8.49%	$45,703	7.86%	$8,198	11.38%
For Capital Adequacy Purposes	26,104	4.00	23,269	4.00	2,882	4.00
To Be Well Capitalized	32,630	5.00	29,086	5.00	3,602	5.00

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	December 31,		December 31,		December 31,
	2012		2012		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$57,784	13.86%	$47,887	13.29%	$8,440	15.45%
For Capital Adequacy Purposes	33,344	8.00	28,822	8.00	4,370	8.00
To Be Well Capitalized	41,680	10.00	36,027	10.00	5,463	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$52,543	12.61%	$43,371	12.04%	$7,737	14.16%
For Capital Adequacy Purposes	16,672	4.00	14,411	4.00	2,185	4.00
To Be Well Capitalized	25,008	6.00	21,616	6.00	3,278	6.00

Tier I Capital
(to Average Assets)

Actual	$52,543	7.88%	$43,371	7.32%	$7,737	10.61%
For Capital Adequacy Purposes	26,675	4.00	23,684	4.00	2,916	4.00
To Be Well Capitalized	33,344	5.00	29,605	5.00	3,646	5.00

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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2013 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2012 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2013 for portfolio equity:

	Increase	Decrease
	200 Basis Points	200 Basis Points

Net interest income - increase (decrease)	0.97%	(0.96)%

Portfolio equity - increase (decrease)	(13.85)%	(6.07)%

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

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal control or in other factors that could significantly affect the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

Item 1a.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business. The Company has previously disclosed that the Company’s two subsidiary banks have implemented security controls to prevent unauthorized access to the banks’ computer systems. To strengthen the Company’s controls designed to prevent unauthorized information technology access, the Company’s banks have agreed with the FDIC and the Ohio Division of Financial Institutions to implement improved information technology risk management practices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

Item 5.	Other information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2013

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

MIDDLEFIELD BANC CORP.

Date: August 7, 2013	By: /s/ Thomas G. Caldwell

Thomas G. Caldwell
President and Chief Executive Officer

Date: August 7, 2013	By: /s/ Donald L. Stacy

Donald L. Stacy
Principal Financial and Accounting Officer