Form 10-Q
period 2013-09-30
MIDDLEFIELD BANC CORP
filed 2013-11-05
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended September 30, 2013

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

Class: Common Stock, without par value

      Outstanding at November 5, 2013: 2,026,578

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Cash and due from banks	$21,124	$33,568
Federal funds sold	11,069	11,778
Cash and cash equivalents	32,193	45,346
Investment securities available for sale	180,771	194,473
Loans	419,060	408,433
Less allowance for loan losses	7,821	7,779
Net loans	411,239	400,654
Premises and equipment, net	8,555	8,670
Goodwill	4,559	4,559
Core deposit intangible	161	195
Bank-owned life insurance	8,745	8,536
Accrued interest and other assets	11,918	7,855

TOTAL ASSETS	$658,141	$670,288

LIABILITIES
Deposits:
Noninterest-bearing demand	$81,760	$75,912
Interest-bearing demand	59,799	63,915
Money market	77,118	81,349
Savings	179,581	175,406
Time	180,964	196,753
Total deposits	579,222	593,335
Short-term borrowings	10,575	6,538
Federal funds purchased	1,639	-
Other borrowings	12,261	12,970
Accrued interest and other liabilities	1,915	2,008
TOTAL LIABILITIES	605,612	614,851

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,216,099 and 2,181,763 shares issued	34,833	34,295
Retained earnings	26,123	22,485
Accumulated other comprehensive (loss) income	(1,693)	5,391
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	52,529	55,437

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$658,141	$670,288

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,754	$5,810	$16,876	$16,988
Interest-bearing deposits in other institutions	6	7	23	19
Federal funds sold	4	6	12	13
Investment securities:
Taxable interest	610	749	1,909	2,455
Tax-exempt interest	782	749	2,259	2,249
Dividends on stock	18	21	56	73
Total interest income	7,174	7,342	21,135	21,797

INTEREST EXPENSE
Deposits	1,170	1,418	3,686	4,349
Short-term borrowings	41	61	140	219
Federal funds purchased	1	-	1	-
Other borrowings	41	78	131	244
Trust preferred securities	75	45	156	122
Total interest expense	1,328	1,602	4,114	4,934

NET INTEREST INCOME	5,846	5,740	17,021	16,863

Provision for loan losses	153	143	766	1,193

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,693	5,597	16,255	15,670

NONINTEREST INCOME
Service charges on deposit accounts	510	481	1,468	1,383
Investment securities gains, net	-	152	175	448
Earnings on bank-owned life insurance	66	71	209	208
Gain on sale of loans	-	-	-	85
Other income	232	164	643	555
Total noninterest income	808	868	2,495	2,679

NONINTEREST EXPENSE
Salaries and employee benefits	1,872	1,705	5,649	5,255
Occupancy expense	273	233	795	703
Equipment expense	228	186	603	557
Data processing costs	209	184	609	574
Ohio state franchise tax	164	160	467	417
Federal deposit insurance expense	135	250	353	751
Professional fees	316	270	883	670
(Gain) loss on sale of other real estate owned	(35)	188	(40)	238
Advertising expense	113	114	336	346
Other real estate expense	128	68	324	341
Directors fees	77	97	315	279
Other expense	635	667	1,770	1,814
Total noninterest expense	4,115	4,122	12,064	11,945

Income before income taxes	2,386	2,343	6,686	6,404
Income taxes	521	494	1,479	1,392

NET INCOME	$1,865	$1,849	$5,207	$5,012

EARNINGS PER SHARE
Basic	$0.92	$0.93	$2.59	$2.66
Diluted	0.92	0.93	2.58	2.65

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,865	$1,849	$5,207	$5,012

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available for sale securities	(2,277)	838	(10,558)	2,662
Tax effect	774	(285)	3,589	(905)

Reclassification adjustment for investment securities gains included in net income	-	(152)	(175)	(448)
Tax effect	-	52	60	152

Total other comprehensive income (loss)	(1,503)	453	(7,084)	1,461

Comprehensive income (loss)	$362	$2,302	$(1,877)	$6,473

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2012	$34,295	$22,485	$5,391	$(6,734)	$55,437

Net income		5,207			5,207
Comprehensive loss			(7,084)		(7,084)
Common stock issuance (13,320 shares), net of issuance cost ($139)	74				74
Dividend reinvestment and purchase plan (21,016 shares)	590				590
Stock options exercised	(126)				(126)
Cash dividends ($0.78 per share)		(1,569)			(1,569)

Balance, September 30, 2013	$34,833	$26,123	$(1,693)	$(6,734)	$52,529

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$5,207	$5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	766	1,193
Investment securities gains, net	(175)	(448)
Depreciation and amortization	786	663
Amortization of premium and discount on investment securities	721	674
Accretion of deferred loan fees, net	(203)	(139)
Origination of loans held for sale	-	(1,084)
Proceeds from sale of loans held for sale	-	1,169
Gain on sale of loans	-	(85)
Earnings on bank-owned life insurance	(209)	(208)
Deferred income taxes	161	220
(Gain) loss on sale of other real estate owned	(40)	238
Increase in accrued interest receivable	(402)	(364)
Decrease in accrued interest payable	(28)	(88)
(Increase) decrease in prepaid federal deposit insurance	(73)	633
Other, net	546	(63)
Net cash provided by operating activities	7,057	7,323

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	20,103	40,227
Proceeds from sale of securities	8,136	27,426
Purchases	(25,815)	(50,828)
Increase in loans, net	(12,841)	(8,826)
Proceeds from the sale of other real estate owned	860	542
Purchase of premises and equipment	(476)	(883)
Net cash (used for) provided by investing activities	(10,033)	7,658

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(14,113)	3,776
Increase (decrease) in short-term borrowings, net	4,037	(874)
Increase in federal funds purchased	1,639	-
Repayment of other borrowings	(709)	(995)
Common stock issuance	74	2,329
Stock options exercised	(126)	-
Proceeds from dividend reinvestment & purchase plan	590	481
Cash dividends	(1,569)	(1,482)
Net cash (used for) provided by financing activities	(10,177)	3,235

Increase (decrease) in cash and cash equivalents	(13,153)	18,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,346	34,390

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,193	$52,606

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,142	$5,022
Income taxes	1,100	1,250

Non-cash investing transactions:
Transfers from loans to other real estate owned	$1,693	$916

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of September 30, 2013 and 2012.

Stock option activity during the nine months ended September 30 is as follows:

	2013	Weighted- average Exercise Price	2012	Weighted- average Exercise Price

Outstanding, January 1	79,693	$26.81	88,774	$26.81
Exercised	(21,112)	24.11	-	-
Forfeited	-	-	(420)	36.86

Outstanding, September 30	58,581	28.38	88,354	26.76

Exercisable, September 30	58,581	28.38	88,354	26.76

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	2,212,020	2,167,711	2,202,747	2,077,027

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,022,490	1,978,181	2,013,217	1,887,497

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	6,930	5,682	7,981	4,236

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,029,420	1,983,863	2,021,198	1,891,733

Options to purchase 58,581 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended September 30, 2013. Of those options, 29,633 were considered dilutive based on the market price exceeding the strike price. The remaining options had no dilutive effect on earnings per share. For the nine months ended September 30, 2013, 49,394 options were considered dilutive. The remaining options had no dilutive effect on earnings per share.

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

		September 30, 2013
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$26,343	$-	$26,343
Obligations of states and political subdivisions	-	94,621	-	94,621
Mortgage-backed securities in government- sponsored entities		55,083		55,083
Private-label mortgage-backed securities	-	3,974	-	3,974
Total debt securities	-	180,021	-	180,021
Equity securities in financial institutions	5	745	-	750
Total	$5	$180,766	$-	$180,771

		December 31, 2012
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$24,960	$-	$24,960
Obligations of states and political subdivisions	-	92,596	-	92,596
Mortgage-backed securities in government- sponsored entities		71,102	-	71,102
Private-label mortgage-backed securities	-	5,064	-	5,064
Total debt securities	-	193,722	-	193,722
Equity securities in financial institutions	5	745	-	750
Total	$5	$194,467	$-	$194,472

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of September 30, 2013 or December 31, 2012.

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

		September 30, 2013
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$15,467	$15,467
Other real estate owned	-	-	2,719	2,719

		December 31, 2012
	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$17,600	$17,600
Other real estate owned	-	-	1,846	1,846

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate		Valuation Techniques	Unobservable Input	Range (Weighted Average)
	September 30, 2013	December 31, 2012
Impaired loans	$15,467	$17,600	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-68.0%	(-30.7%)
				Liquidation expenses (2)	0%	to	-45.8%	(-2.0%)
Other real estate owned	$2,719	$1,846	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0%	to	-10.0%	(-7.5%)

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

(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$32,193	$32,193	$-	$-	$32,193
Investment securities
Available for sale	180,771	5	180,766	-	180,771
Net loans	411,239	-	-	413,767	413,767
Bank-owned life insurance	8,745	8,745		-	8,745
Federal Home Loan Bank stock	1,887	1,887		-	1,887
Accrued interest receivable	2,565	2,565	-	-	2,565

Financial liabilities:
Deposits	$579,222	$398,258	$-	$182,824	$581,082
Short-term borrowings	10,575	10,575	-	-	10,575
Federal funds purchased	1,639	1,639	-	-	1,639
Other borrowings	12,261	-	-	12,469	12,469
Accrued interest payable	464	464	-	-	464

	December 31, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,346	$45,346	$-	$-	$45,346
Investment securities
Available for sale	194,472	5	194,467	-	194,472
Net loans	400,654	-	-	390,206	390,206
Bank-owned life insurance	8,536	8,536	-	-	8,536
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,163	2,163	-	-	2,163

Financial liabilities:
Deposits	$593,335	$396,582	$-	$196,122	$592,704
Short-term borrowings	6,538	6,538	-	-	6,538
Other borrowings	12,970	-	-	13,337	13,337
Accrued interest payable	492	492	-	-	492

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

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Accrued Interest Receivable, Accrued Interest Payable, Federal Funds Purchased, and Short-Term Borrowings

The fair value is equal to the current carrying value.

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2013 and 2012:

Unrealized gains on available for sale securities (a)
Balance as of December 31, 2012	$5,391
Other comprehensive loss before reclassification	(5,466)
Amount reclassified from accumulated other comprehensive income (loss)	(115)
Period change	(5,581)
Balance at June 30, 2013	$(190)

Other comprehensive loss before reclassification	(1,503)
Amount reclassified from accumulated other comprehensive income (loss)	-
Period change	(1,503)
Balance at September 30, 2013	$(1,693)

Balance as of December 31, 2011	$4,541
Other comprehensive income before reclassification	1,204
Amount reclassified from accumulated other comprehensive income (loss)	(196)
Period change	1,008
Balance at June 30, 2012	5,549

Other comprehensive loss before reclassification	553
Amount reclassified from accumulated other comprehensive income (loss)	(100)
Period change	453
Balance at September 30, 2012	$6,002

 (a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

	Amount Reclassified from
	Accumulated Other Comprehensive Income (Loss)			Affected Line Item in
	For the Three Months Ended			the Statement Where
	September 30,			Net Income is
Details about other comprehensive income	2013	(a)	2012	Presented
Unrealized gains on available for sale securities
	$-		$152	Investment securities gains, net
	-		(52)	Income taxes
	$-		$100	Net of tax

(a) Amounts in parentheses indicate debits to net income

	Amount Reclassified from
	Accumulated Other Comprehensive Income (Loss)		Affected Line Item in
	For the Nine Months Ended		the Statement Where
	September 30,		Net Income is
Details about other comprehensive income	2013 (a)	2012	Presented
Unrealized gains on available for sale securities
	$175	$448	Investment securities gains, net
	(60)	(152)	Income taxes
	$115	$296	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2013
(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$27,550	$161	$(1,368)	$26,343
Obligations of states and political subdivisions:
Taxable	5,364	215	(21)	5,558
Tax-exempt	90,441	1,885	(3,263)	89,063
Mortgage-backed securities in government-sponsored entities	55,633	696	(1,246)	55,083
Private-label mortgage-backed securities	3,597	377	-	3,974
Total debt securities	182,585	3,334	(5,898)	180,021
Equity securities in financial institutions	750	-	-	750
Total	$183,335	$3,334	$(5,898)	$180,771

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$24,485	$566	$(91)	$24,960
Obligations of states and political subdivisions:
Taxable	6,888	738	-	7,626
Tax-exempt	80,391	4,684	(104)	84,971
Mortgage-backed securities in government-sponsored entities	69,238	1,929	(65)	71,102
Private-label mortgage-backed securities	4,553	511	-	5,064
Total debt securities	185,555	8,427	(260)	193,723
Equity securities in financial institutions	750	-	-	750
Total	$186,305	$8,427	$(260)	$194,473

The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Fair Value

Due in one year or less	$2,736	$2,768
Due after one year through five years	4,071	4,261
Due after five years through ten years	21,891	21,963
Due after ten years	153,887	151,029

Total	$182,585	$180,021

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three and nine months ended September 30 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$-	$5,622	$8,136	$27,426
Gross realized gains	-	154	204	462
Gross realized losses	-	(2)	(29)	(14)

Investment securities with an approximate carrying value of $73.8 million and $62.5 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
(Dollar amounts in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$17,408	$(1,368)	$-	$-	$17,408	$(1,368)
Obligations of states and political subdivisions	30,690	(3,244)	448	(40)	31,138	(3,284)
Mortgage-backed securities in government-sponsored entities	30,295	(1,061)	5,719	(185)	36,014	(1,246)
Total	$78,393	$(5,673)	$6,167	$(225)	$84,560	$(5,898)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$9,938	$(91)	$-	$-	$9,938	$(91)
Obligations of states and political subdivisions	9,240	(104)	-	-	9,240	(104)
Mortgage-backed securities in government-sponsored entities	12,353	(65)	-	-	12,353	(65)
Total	$31,531	$(260)	$-	$-	$31,531	$(260)

There were 103 securities considered temporarily impaired at September 30, 2013.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 97% of the total available-for-sale portfolio as of September 30, 2013 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $3.6 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $377,000 on September 30, 2013. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the nine months ended September 30, 2013 and 2012, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012

Commercial and industrial	$50,265	$62,188
Real estate - construction	25,487	22,522
Real estate - mortgage:
Residential	203,312	203,872
Commercial	135,760	115,734
Consumer installment	4,236	4,117
	419,060	408,433
Less allowance for loan losses	7,821	7,779

Net loans	$411,239	$400,654

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan losses (in thousands):

			Real Estate- Mortgage
September 30, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,483	$3,963	$5,766	$6,787	$8	$18,007
Collectively evaluated for impairment	48,782	21,524	197,546	128,973	4,228	401,053
Total loans	$50,265	$25,487	$203,312	$135,760	$4,236	$419,060

			Real estate- Mortgage
December 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$4,592	$3,993	$5,761	$6,914	$28	$21,288
Collectively evaluated for impairment	57,596	18,529	198,111	108,820	4,089	387,145
Total loans	$62,188	$22,522	$203,872	$115,734	$4,117	$408,433

			Real Estate- Mortgage
September 30, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$195	$859	$896	$590	$-	$2,540
Collectively evaluated for impairment	593	440	2,743	1,483	22	5,281
Total ending allowance balance	$788	$1,299	$3,639	$2,073	$22	$7,821

			Real Estate- Mortgage
December 31, 2012	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,189	$933	$600	$960	$6	$3,688
Collectively evaluated for impairment	543	190	2,272	1,031	55	4,091
Total ending allowance balance	$1,732	$1,123	$2,872	$1,991	$61	$7,779

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2013
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$932	$932	$-
Real estate - construction	142	142	-
Real estate - mortgage:
Residential	2,755	2,795	-
Commercial	3,567	3,567	-
Consumer installment	8	8	-
Total	$7,404	$7,444	$-

With an allowance recorded:
Commercial and industrial	$551	$551	$195
Real estate - construction	3,821	3,821	859
Real estate - mortgage:
Residential	3,011	3,050	896
Commercial	3,220	3,220	590
Consumer installment	-	-	-
Total	$10,603	$10,642	$2,540

Total:
Commercial and industrial	$1,483	$1,483	$195
Real estate - construction	3,963	3,963	859
Real estate - mortgage:
Residential	5,766	5,845	896
Commercial	6,787	6,787	590
Consumer installment	8	8	-
Total	$18,007	$18,086	$2,540

December 31, 2012
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,230	$1,229	$-
Real estate - construction	308	308	-
Real estate - mortgage:
Residential	2,716	2,729	-
Commercial	4,143	4,164	-
Consumer installment	11	11	-
Total	$8,408	$8,441	$-

With an allowance recorded:
Commercial and industrial	$3,362	$3,367	$1,189
Real estate - construction	3,685	3,685	933
Real estate - mortgage:
Residential	3,045	3,054	600
Commercial	2,771	2,776	960
Consumer installment	17	17	6
Total	$12,880	$12,899	$3,688

Total:
Commercial and industrial	$4,592	$4,596	$1,189
Real estate - construction	3,993	3,993	933
Real estate - mortgage:
Residential	5,761	5,783	600
Commercial	6,914	6,940	960
Consumer installment	28	28	6
Total	$21,288	$21,340	$3,688

The following table presents interest income by class, recognized on impaired loans:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,085	$8	$2,286	$78
Real estate - construction	3,731	43	3,654	138
Real estate - mortgage:
Residential	5,351	81	5,213	224
Commercial	6,403	138	6,275	355
Consumer installment	13	-	15	1

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,535	$139	$2,170	$170
Real estate - construction	2,305	-	2,400	113
Real estate - mortgage:
Residential	3,622	85	3,764	169
Commercial	3,597	200	3,985	324
Consumer installment	13	1	27	2

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total Loans
September 30, 2013

Commercial and industrial	$48,085	$873	$1,264	$43	$50,265
Real estate - construction	20,615	912	3,960	-	25,487
Real estate - mortgage:
Residential	190,408	964	11,940	-	203,312
Commercial	127,634	2,256	5,870	-	135,760
Consumer installment	4,218	-	18	-	4,236
Total	$390,960	$5,005	$23,052	$43	$419,060

	Pass	Special Mention	Substandard	Doubtful	Total Loans
December 31, 2012

Commercial and industrial	$59,390	$678	$2,061	$59	$62,188
Real estate - construction	17,601	-	4,921	-	22,522
Real estate - mortgage:
Residential	190,967	758	12,147	-	203,872
Commercial	106,509	1,928	7,297	-	115,734
Consumer installment	4,084	-	33	-	4,117
Total	$378,551	$3,364	$26,459	$59	$408,433

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
September 30, 2013

Commercial and industrial	$49,234	$656	$56	$83	$795	$236	$50,265
Real estate - construction	24,594	17	876	-	893	-	25,487
Real estate - mortgage:
Residential	192,461	1,414	666	414	2,494	8,357	203,312
Commercial	134,030	-	-	346	346	1,384	135,760
Consumer installment	4,182	41	3	-	44	10	4,236
Total	$404,502	$2,128	$1,601	$843	$4,572	$9,986	$419,060

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2012

Commercial and industrial	$60,428	$441	$63	$348	$852	$908	$62,188
Real estate - construction	22,158	-	-	-	-	364	22,522
Real estate - mortgage:
Residential	191,349	2,614	1,401	90	4,105	8,418	203,872
Commercial	113,023	509	97	-	606	2,105	115,734
Consumer installment	4,074	25	-	-	25	18	4,117
Total	$391,032	$3,589	$1,561	$438	$5,588	$11,813	$408,433

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan portfolio.  The ALLL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.

The Company’s methodology for determining the ALLL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.   The total of the two components represents the Company’s ALLL. Management also performs impairment analyses on TDRs, which may result in specific reserves.

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

The following table summarizes the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2012	$1,732	$1,123	$2,872	$1,991	$61	$7,779
Charge-offs	(325)	(190)	(432)	-	(41)	(988)
Recoveries	92	33	73	46	20	264
Provision	(711)	333	1,126	36	(18)	766
ALLL balance at September 30, 2013	$788	$1,299	$3,639	$2,073	$22	$7,821

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2011	$1,296	$438	$3,731	$1,306	$48	$6,819
Charge-offs	(88)	-	(668)	(123)	(62)	(941)
Recoveries	70	-	15	-	17	102
Provision	426	7	(125)	872	13	1,193
ALLL balance at September 30, 2012	$1,704	$445	$2,953	$2,055	$16	$7,173

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2013	$875	$1,191	$3,626	$2,005	$52	$7,749
Charge-offs	-	-	(87)	-	(5)	(92)
Recoveries	-	-	2	-	9	11
Provision	(87)	108	98	68	(34)	153
ALLL balance at September 30, 2013	$788	$1,299	$3,639	$2,073	$22	$7,821

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2012	$1,626	$504	$4,109	$1,492	$21	$7,752
Charge-offs	(60)	-	(570)	(70)	(40)	(740)
Recoveries	1	-	12	-	5	18
Provision	137	(59)	(598)	633	30	143
ALLL balance at September 30, 2012	$1,704	$445	$2,953	$2,055	$16	$7,173

The C&I ALLL balance declined from $1.7 million at December 31, 2012 to $788,000 at September 30, 2013. Loan reclassifications resulted in a shift of $660,000 of specific reserve from this category. Residential mortgage real estate increased from $2.9 million to $3.6 million during the nine months ended September 30, 2012. This was largely the result of increasing the 1-4 family owner-occupied loss ratio. A provision in any loan portfolio is not necessarily related to current charge-offs, but is a result of the evaluation of the loans in that category.

The following tables summarize troubled debt restructurings and subsequent defaults (in thousands):

	Three months ended
	September 30, 2013				September 30, 2012
	Number of Contracts			Pre-Modification Outstanding	Number of Contracts			Pre-Modification Outstanding
Troubled Debt Restructurings	Term Modification	Other	Total	Recorded Investment	Term Modification	Other	Total	Recorded Investment
Commercial and industrial	1	-	1	$137	2		2	$13
Real estate- mortgage:
Residential	-	-	-	-	6	1	7	619
Consumer Installment	-	-	-	-	1	-	1	6

	Nine months ended
	September 30, 2013				September 30, 2012
	Number of Contracts			Pre-Modification Outstanding	Number of Contracts			Pre-Modification Outstanding
Troubled Debt Restructurings	Term Modification	Other	Total	Recorded Investment	Term Modification	Other	Total	Recorded Investment
Commercial and industrial	6	-	6	$879	8	1	9	$243
Real estate- mortgage:
Residential	2	-	2	383	8	2	10	946
Consumer Installment	1	-	1	644	2	-	2	11

	Three months ended
	September 30, 2013		September 30, 2012
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	-	$-	1	$30
Real estate- mortgage:
Residential	-	-	1	20

	Nine months ended
	September 30, 2013		September 30, 2012
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$565	2	$60
Real estate- mortgage:
Residential	-	-	1	20
Commercial	1	190	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the September 30, 2013 quarter at $658.1 million, a decrease of $12.1 million or 1.8% from December 31, 2012. Investment securities available for sale decreased $13.7 million while net loans increased $10.6 million. Accrued interest and other assets increased $4.1 million, or 51.7%. This change is largely the tax effect of the shift in accumulated other comprehensive loss resulting from mark-to-market adjustments to the investment portfolio. The decrease in total assets reflected a corresponding decrease in total liabilities of $9.2 million or 1.5% and a decrease in stockholders’ equity of $2.9 million or 5.2%. The decrease in total liabilities was primarily the result of a decrease in deposits of $14.1 million, or 2.4%, for the quarter. The decrease in stockholders’ equity resulted mostly from a decrease in accumulated other comprehensive income of $7.1 million, or 131.4%. A partial offset resulted from increases in retained earnings and common stock of $3.6 million, or 16.2% and $538,000, or 1.6%, respectively.

Cash on hand and due from banks. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents decreased $13.2 million, or 29.0% to $32.2 million at September 30, 2013 from $45.3 million at December 31, 2012. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on September 30, 2013 totaled $180.8 million, a decrease of $13.7 million or 7.0% from $194.5 million at December 31, 2012. During this period the Company recorded purchases of available-for-sale securities of $25.8 million, consisting of mortgage-backed securities, U.S. Agencies, and municipal bonds. Offsetting the purchases of securities were repayments, calls, and maturities of $20.1 million. Sales of securities were $8.1 million with gross realized gains of $204,000 being partially offset by gross realized losses of $29,000.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $10.5 million or 2.6% to $411.2 million as of September 30, 2013 from $400.7 million at December 31, 2012. Included in this amount were increases in the commercial real estate and construction portfolios of $20.0 million, or 17.3%, and $3.0 million, or 13.2%, respectively. These amounts were partially offset by decreases in the C&I and residential real estate segments of $11.9 million, or 19.2%, and $560,000, or 0.3%. A reclassification was responsible for $6.5 million of the changes between the two commercial categories. The Company’s lending philosophy centers around the growth of the commercial loan portfolio. The Company has taken a proactive approach in servicing the needs of both new and current clients. These relationships generally offer more attractive returns than residential loans and also offer opportunities for attracting larger balance deposit relationships. However, the shift in loan portfolio mix from residential real estate to commercial-oriented loans may increase credit risk.

Allowance for Loan Losses and Asset Quality. The Company maintained the allowance for loan losses at $7.8 million, or 1.9% of total loans, at September 30, 2013, when compared to December 31, 2012. Third quarter 2013 net loan charge-offs totaled $81,000, or 0.02% of average loans, compared $722,000, or 0.72%, for the third quarter of 2012. Year-to-date net loan charge-offs totaled $724,000 compared to $839,000 for the same period the year prior. To maintain the adequacy of the allowance for loan losses, the Company recorded a third quarter provision for loan losses of $153,000, versus $143,000 for the third quarter of 2012. The year-to-date provision for loan losses were $766,000 compared to $1.2 million for September 30, 2013 and 2012, respectively.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes the allowance for loan losses is appropriately stated at September 30, 2013. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, assets purchased by EMORECO from EB, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 39 TDRs with a total balance of $5.7 million as of September 30, 2013. Nonperforming loans amounted to $13.7 million, or 3.3% of total loans, and $14.2 million, or 3.5% of total loans, at September 30, 2013 and December 31, 2012, respectively. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $12.3 million as of September 30, 2013, down $500,000 from $12.8 million at December 31, 2012.

	Asset Quality History

	(Dollar amounts in thousands)

(Dollar amounts in thousands)	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012

Nonperforming loans	$13,607	$12,869	$13,899	$14,194	$15,404
Real estate owned	2,719	2,361	2,155	1,846	2,332

Nonperforming assets	16,326	15,230	16,054	16,040	17,736

Allowance for loan losses	7,821	7,749	7,732	7,779	7,173

Ratios
Nonperforming loans to total loans	3.25%	3.12%	3.41%	3.48%	3.76%
Nonperforming assets to total assets	2.48%	2.32%	2.41%	2.39%	2.67%
Allowance for loan losses to total loans	1.87%	1.88%	1.90%	1.90%	1.75%
Allowance for loan losses to nonperforming loans	57.48%	60.21%	55.63%	54.80%	46.57%

A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2013, 94.2% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $579.2 million or 96.2% of the Company’s total funding sources at September 30, 2013. Total deposits decreased $14.1 million or 2.4% at September 30, 2013 from $593.3 million at December 31, 2012. The decrease in deposits is primarily related to the reduction of time deposits, interest-bearing demand deposits, and money market accounts of $15.8 million or 8.0%, $4.1 million or 6.4%, and $4.2 million or 5.2%, respectively, at September 30, 2013. These decreases were partially offset by increases in noninterest-bearing demand and savings deposits of $5.8 million, or 7.7%, and $4.2 million, or 2.4%, respectively, during the nine months ended September 30, 2013.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings increased $4.0 million, or 61.7%, to $10.6 million as of September 30, 2013. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $709,000, or 5.5%, for the nine months ended September 30, 2013 as a result of scheduled principal payments. Fed Funds purchased increased $1.7 million for the nine months ended September 30, 2013.

Stockholders’ equity. Stockholders’ equity decreased $2.9 million, or 5.2%, to $52.6 million at September 30, 2013 from $55.4 million at December 31, 2012. This decrease was the result of a reduction of accumulated other comprehensive income of $7.1 million, or 131.4%, due to available-for-sale securities market valuation adjustments. This amount was partially offset by increases in retained earnings and common stock of $3.6 million, or 16.2%, and $538,000, or 1.6%, respectively. The increase in common stock was the result of issuing 34,336 shares at a weighted average price of $24.09 since December 31, 2012.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2013, was $1.9 million, a $16,000, or 0.9% increase from the amount earned during the same period in 2012. Diluted earnings per share for the third quarter of 2013 was $0.92 compared to $0.93 for the same period in 2012. Net income for the nine months ended September 30, 2013, was $5.2 million, a $195,000, or 3.9% increase from the $5.0 million earned during the same period in 2012. Diluted earnings per share for the nine months ended September 30, 2013 was $2.58 compared to $2.65 for the same period in 2012.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the third quarter were 1.12% and 13.66%, respectively, compared with 1.12% and 16.57% for the same period in 2012. ROA and ROE for the nine months ended September 30, 2013 were 1.05% and 12.74%, respectively, compared with 1.02% and 15.26% for the same period in 2012.

The Company’s year-to-date earnings were positively impacted by decreases in the provision for loan losses and interest expense. This was partially offset by an increase in noninterest expense coupled with a decrease in interest income.

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

Net interest income for the three months ended September 30, 2013 totaled $5.8 million, an increase of 1.8% from that reported in the comparable period of 2012. The net interest margin was 3.91% for the third quarter of 2013, up from the 3.87% reported for the same quarter of 2012. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 19 basis points to 1.01%, partially offset by a 15 basis point decline in yields on interest-earning assets to 4.92%.

Net interest income for the nine months ended September 30, 2013 totaled $17.0 million, an increase of 0.9% from the $16.9 million reported for the comparable period of 2012. The net interest margin was 3.89%, up from the 3.79% reported for the same period of 2012. The increase is primarily attributable to lower interest-bearing liability costs, which decreased 19 basis points to 1.04%, partially offset by a 10 basis point decline in yields on interest-earning assets to 4.93%.

Interest income. Interest income decreased $168,000, or 2.3%, for the nine months ended September 30, 2013, compared to the same period in the prior year. For the nine months ended September 30, 2013, interest income decreased $662,000, or 3.0%, compared to the same period in the prior year. These decreases can also be attributed to decreases in interest earned on taxable investment securities and interest and fees on loans.

Interest earned on loans receivable decreased $56,000, or 1.0%, for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease is attributable to a 15 basis point shift in yields from September 30, 2012, partially offset by a $6.6 million, or 1.6%, average balance increase. Interest earned on loans receivable decreased $112,000, or 0.7%, for the nine months ended September 30, 2013, compared to the same period in the prior year. This decrease is attributable to a 10 basis point shift in yields from September 30, 2012, partially offset by a $4.5 million, or 1.1%, average balance increase.

Interest earned on securities decreased $106,000, or 7.1%, for the three months ended September 30, 2013, compared to the same period in the prior year. The 3.94% yield on the investment portfolio decreased by 40 basis points, from 4.34%, for the same period in the prior year. This was partially offset by an average balance increase of $8.1 million, or 4.7%. For the nine months ended September 30, 2013, interest earned on securities decreased $536,000, or 11.4%, compared to the same period in the prior year. The 4.09% yield on the investment portfolio decreased by 24 basis points, from 4.33%, for the same period in the prior year. This was partially offset by an average balance increase of $5.5 million, or 3.0%.

Interest expense. Interest expense decreased $274,000, or 17.1%, for the three months ended September 30, 2013, compared to the same period in the prior year. The decline was mostly attributed to a 19 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. It was further impacted by a decrease in the average balance of certificates of deposit of $18.0 million, or 8.9%, compared to the same period in the prior year. For the nine months ended September 30, 2013, interest expense decreased $820,000, or 16.7%, compared to the same period in the prior year. This is mostly attributed to a decrease in the average balance of certificates of deposit of $20.0 million, or 9.6%, compared to the same period in the prior year. The decline was further caused by a 19 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $248,000, or 17.5%, for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.92% from 1.11% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $3.3 million, or 0.6%, to $505.2 million when compared to $508.5 million for the same period in the prior year. For the nine months ended September 30, 2013, interest incurred on deposits declined $662,000, or 15.2%, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 1.00% from 1.14% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $2.4 million, or 0.5%, to $509.3 million when compared to $511.8 million for the same period in the prior year. These amounts are reflected in the quarterly rate volume report presented below depicting the cost decrease associated with interest-bearing liabilities. The Company diligently monitors the interest rates on its products as well as the rates being offered by its competition and utilizes rate surveys to minimize total interest expense.

Interest incurred on borrowings decreased $26,000, or 14.2%, for the three months ended September 30, 2013, compared to the same period in the prior year. For the nine months ended September 30, 2013, interest incurred on borrowings declined $158,000, or 27.0%, compared to the same period in the prior year.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $153,000 was recorded for the quarter ended September 30, 2013 compared to $143,000 for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, a provision for loan losses of $766,000 was recorded compared to $1.2 million for the comparable 2012 period. The year-to-date provision for loan losses was lower due to decreases in nonperforming loans. Nonperforming loans were $13.7 million, or 3.27% of total loans at September 30, 2013 compared with $15.4 million, or 3.76% at September 30, 2012. Net charge-offs were $81,000 for the quarter ended September 30, 2013 compared with $722,000 for the quarter ended September 30, 2012. Total loans were $419.1 million at September 30, 2013 compared with $409.2 million at September 30, 2012.

Noninterest income. Noninterest income decreased $60,000 for the three months ended September 30, 2013 over the comparable 2012 period. This decrease was largely the result of a decline in net investment security gains of $152,000, partially offset by an increase in service charges on deposit accounts of $29,000 and other income of $64,000. Noninterest income decreased $184,000 for the nine months ended September 30, 2013 over the comparable 2012 period. This decrease was largely the result of declines in net investment securities gains and gain on sale of loans of $273,000 and $85,000, respectively. These decreases were partially offset by an increase in service charges on deposit accounts of $85,000 and other income of $84,000.

Noninterest expense. Noninterest expense of $4.1 million for the third quarter of 2013 was 0.2% or $7,000 less than the first quarter of 2012. Loss on sale of other real estate owned and FDIC assessments decreased $223,000, and $115,000, respectively. These decreases were partially offset by increases in salaries and benefits and other real estate expense of $167,000 and $60,000, respectively. Noninterest expense of $12.1 million for the nine months ended September 30, 2013 was 1.0%, or $119,000 higher than the third quarter of 2012. FDIC assessments and loss on sale of other real estate owned decreased $398,000, and $278,000, respectively. These decreases were partially offset by increases in salaries and benefits and professional fees of $394,000 and $213,000, respectively.

Provision for income taxes. The Company recognized $521,000 in income tax expense, which reflected an effective tax rate of 21.8% for the three months ended September 30, 2013, as compared to $494,000 with an effective tax rate of 21.1% for the respective 2012 period. The increase in the tax provision can be attributed to an increase in income before taxes of $43,000 or 1.8% when compared to the same quarter in the prior year. For the nine months ended September 30, 2013, the Company recognized $1.5 million in income tax expense, which reflected an effective tax rate of 22.1%, as compared to $1.4 million with an effective tax rate of 21.7% for the respective 2012 period. The increase in the tax provision can be attributed to an increase in income before taxes of $282,000 or 4.4% when compared to the same period in the prior year.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2013, have remained unchanged from December 31, 2012.

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

	For the Three Months Ended September 30,
	2013			2012

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$417,666	$5,754	5.47%	$411,053	$5,810	5.62%
Investment securities (3)	180,695	1,392	3.94%	172,637	1,498	4.34%
Interest-bearing deposits with other banks	12,993	28	0.85%	23,126	34	0.58%
Total interest-earning assets	611,354	7,174	4.92%	606,816	7,342	5.07%
Noninterest-earning assets	48,833			50,256
Total assets	$660,187			$657,072
Interest-bearing liabilities:
Interest-bearing demand deposits	$61,612	55	0.35%	$64,785	67	0.41%
Money market deposits	79,253	74	0.37%	68,499	72	0.42%
Savings deposits	178,901	151	0.33%	171,746	165	0.38%
Certificates of deposit	185,468	891	1.91%	203,482	1,115	2.18%
Borrowings	17,931	157	3.47%	22,997	183	3.17%
Total interest-bearing liabilities	523,165	1,328	1.01%	531,509	1,602	1.20%
Noninterest-bearing liabilities
Other liabilities	82,869			75,147
Stockholders' equity	54,153			50,416
Total liabilities and stockholders' equity	$660,187			$657,072
Net interest income		$5,846			$5,740
Interest rate spread (1)			3.91%			3.87%
Net yield on interest-earning assets (2)			4.05%			4.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.86%			114.17%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to interest income for tax-exempt securities were $403 and $385 for 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended September 30, 2013 and 2012, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2013 versus 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$94	$(150)	$(56)
Investment securities	88	(194)	(106)
Interest-bearing deposits with other banks	(15)	9	(6)
Total interest-earning assets	167	(335)	(168)

Interest-bearing liabilities:
Interest-bearing demand deposits	(3)	(9)	(12)
Money market deposits	11	(9)	2
Savings deposits	7	(21)	(14)
Certificates of deposit	(99)	(125)	(224)
Borrowings	(40)	14	(26)
Total interest-bearing liabilities	(124)	(150)	(274)

Net interest income	$291	$(185)	$106

	For the Nine Months Ended September 30,
	2013			2012

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$411,382	$16,876	5.48%	$406,919	$16,988	5.58%
Investment securities (3)	186,564	4,168	4.09%	181,062	4,704	4.33%
Interest-bearing deposits with other banks	16,918	91	0.72%	22,221	105	0.63%
Total interest-earning assets	614,864	21,135	4.93%	610,202	21,797	5.03%
Noninterest-earning assets	47,216			45,323
Total assets	$662,080			$655,525
Interest-bearing liabilities:
Interest-bearing demand deposits	$62,630	166	0.35%	$61,718	190	0.41%
Money market deposits	78,956	230	0.39%	70,108	216	0.41%
Savings deposits	178,275	460	0.34%	170,423	495	0.39%
Certificates of deposit	189,472	2,831	2.00%	209,504	3,448	2.20%
Borrowings	18,385	427	3.11%	23,551	585	3.32%
Total interest-bearing liabilities	527,718	4,114	1.04%	535,304	4,934	1.23%
Noninterest-bearing liabilities
Other liabilities	79,698			70,846
Stockholders' equity	54,664			49,375
Total liabilities and stockholders' equity	$662,080			$655,525
Net interest income		$17,021			$16,863
Interest rate spread (1)			3.89%			3.79%
Net interest margin (2)			4.03%			3.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.51%			113.99%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to interest income for tax-exempt securities were $1,533 and $1,159 for 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine month periods ended September 30, 2013 and 2012, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflect the changes in interest income on a fully tax-equivalent basis.

	2013 versus 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$186	$(298)	$(112)
Investment securities	178	(714)	(536)
Interest-bearing deposits with other banks	(25)	11	(14)
Total interest-earning assets	339	(1,001)	(662)

Interest-bearing liabilities:
Interest-bearing demand deposits	3	(27)	(24)
Money market deposits	27	(13)	14
Savings deposits	23	(58)	(35)
Certificates of deposit	(329)	(288)	(617)
Borrowings	(128)	(30)	(158)
Total interest-bearing liabilities	(404)	(416)	(820)

Net interest income	$743	$(585)	$158

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, Ohio and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three and nine months ended September 30, 2013, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the condensed consolidated statements of cash flows.

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

The following table sets forth the capital requirements for EB under the FDIC regulations and EB’s capital ratios:

FDIC Regulations

Capital Ratio	Adequately Capitalized	Well Capitalized		September 30, 2013	December 31, 2012

Tier I Leverage Capital	4.00%	5.00%	(1)	11.19%	10.61%
Risk-Based Capital:
Tier I	4.00	6.00		13.21	14.16
Total	8.00	10.00		14.49	15.45

(1)	EB has agreed to maintain leverage capital of at least 9%

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

The following tables illustrate the Company's and Banks’ capital ratios:

	Middlefield Banc Corp. September 30, 2013		The Middlefield Banking Co. September 30, 2013		Emerald Bank September 30, 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$62,528	14.22%	$51,728	13.80%	$9,294	14.49%
For Capital Adequacy Purposes	35,169	8.00	29,989	8.00	5,237	8.00
To Be Well Capitalized	43,961	10.00	37,486	10.00	6,546	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$57,004	12.97%	$47,042	12.55%	$8,475	13.21%
For Capital Adequacy Purposes	17,584	4.00	14,994	4.00	2,618	4.00
To Be Well Capitalized	26,376	6.00	22,492	5.00	3,928	6.00

Tier I Capital
(to Average Assets)

Actual	$57,004	8.70%	$47,042	8.20%	$8,475	11.19%
For Capital Adequacy Purposes	26,199	4.00	22,939	4.00	3,028	4.00
To Be Well Capitalized	32,748	5.00	28,674	5.00	3,785	5.00

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
(Dollar amounts in thousands)	December 31, 2012		December 31, 2012		December 31, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-weighted Assets)

Actual	$57,784	13.86%	$47,887	13.29%	$8,440	15.45%
For Capital Adequacy Purposes	33,344	8.00	28,822	8.00	4,370	8.00
To Be Well Capitalized	41,680	10.00	36,027	10.00	5,463	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$52,543	12.61%	$43,371	12.04%	$7,737	14.16%
For Capital Adequacy Purposes	16,672	4.00	14,411	4.00	2,185	4.00
To Be Well Capitalized	25,008	6.00	21,616	6.00	3,278	6.00

Tier I Capital
(to Average Assets)

Actual	$52,543	7.88%	$43,371	7.32%	$7,737	10.61%
For Capital Adequacy Purposes	26,675	4.00	23,684	4.00	2,916	4.00
To Be Well Capitalized	33,344	5.00	29,605	5.00	3,646	5.00

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

The following table presents the simulated impact of a 200 basis point upward and a 200 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2013 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2012 levels for net interest income. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2013 for portfolio equity:

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2013

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

MIDDLEFIELD BANC CORP.

Date: November 5, 2013	By:	/s/Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 5, 2013	By:	/s/Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer