Form 10-Q/A
period 2013-03-31
MIDDLEFIELD BANC CORP
filed 2013-12-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10-Q/A

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

Class: Common Stock, without par value

      Outstanding at May 9, 2013 : 2,016,496

EXPLANATORY NOTE

This Form 10-Q/A amendment to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 is being filed for the sole purpose of filing the corrected Exhibits 31.1, 31.2 and 32.

This Amendment contains the complete text of the original report in addition to the corrected Exhibits listed above. This Amendment does not reflect any events occurring subsequent to the May 9, 2013 filing date of the original Form 10-Q for the quarter ended March 31, 2012 or in any way modify or update disclosures in the original Form 10-Q for the quarter ended March 31, 2013.

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

MIDDLEFIELD BANC CORP.

Date: December 13, 2013	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: December 13, 2013	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer