Form 10-Q/A
period 2013-06-30
MIDDLEFIELD BANC CORP
filed 2013-12-13
CIK 836147

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

Class: Common Stock, without par value

      Outstanding at August 7, 2013 : 2,021,912

EXPLANATORY NOTE

This Form 10-Q/A amendment to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 is being filed for the sole purpose of filing the corrected Exhibits 31.1, 31.2 and 32.

This Amendment contains the complete text of the original report in addition to the corrected Exhibits listed above. This Amendment does not reflect any events occurring subsequent to the August 7, 2013 filing date of the original Form 10-Q for the quarter ended June 30, 2012 or in any way modify or update disclosures in the original Form 10-Q for the quarter ended June 30, 2013.

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

	June 30, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
(Dollar amounts in thousands)	Fair Value		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$17,131	$(775)	$-	$-	$17,131	$(775)
Obligations of states and political subdivisions	$21,713	$(2,721)	$-	$-	$21,713	$(2,721)
Mortgage-backed securities in government-sponsored entities	34,542	(953)	-	-	34,542	(953)
Total	$73,386	$(4,449)	$-	$-	$73,386	$(4,449)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$9,938	$(91)	$-	$-	$9,938	$(91)
Obligations of states and political subdivisions	9,240	(104)	-	-	9,240	(104)
Mortgage-backed securities in government-sponsored entities	12,353	(65)	-	-	12,353	(65)
Total	$31,531	$(260)	$-	$-	$31,531	$(260)

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