Form 10-Q/A
period 2013-09-30
MIDDLEFIELD BANC CORP
filed 2013-12-13
CIK 836147

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

Class: Common Stock, without par value

      Outstanding at November 5, 2013 : 2,026,578

EXPLANATORY NOTE

This Form 10-Q/A amendment to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 is being filed for the sole purpose of filing the corrected Exhibits 31.1 and 31.2.

This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDDLEFIELD BANC CORP.
(Registrant)

December 13, 2013	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

December 13, 2013	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer