Form 10-K
period 2013-12-31
MIDDLEFIELD BANC CORP
filed 2014-03-11
CIK 836147

United States SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2013

Commission File Number: 000-32561

Middlefield Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1585111

( State or other jurisdiction	( IRS Employer
of incorporation or organization)	Identification No.)

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

The aggregate market value on June 30, 2013 of common stock held by non-affiliates of the registrant was approximately $53.1 million. As of March 11, 2014, there were 2,032,974 shares of common stock issued and outstanding.

Documents Incorporated by Reference     Portions of the registrant’s definitive proxy statements for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2013 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED DECEMBER 31, 2013

Item 1 — Business

Middlefield Banc Corp Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s subsidiaries are:

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

The Middlefield Banking Company MBC was chartered under Ohio law in 1901. The Company became the holding company for MBC in 1988. MBC offers its customers a broad range of banking services, including checking, savings, and negotiable order of withdrawal (“NOW”) accounts, money market accounts, time certificates of deposit, commercial loans, real estate loans, and various types of consumer loans, safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.

Engaged in a general commercial banking business in northeastern and central Ohio, MBC offers commercial banking services principally to small and medium-sized businesses, professionals, small business owners, and retail customers. MBC has developed and continues to monitor and update a marketing program to attract and retain consumer accounts, and to offer banking services and facilities compatible with the needs of its customers.

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

Emerald Bank The Company acquired Emerald Bank (“EB”) on April 19, 2007 for a combination of cash and stock. Until it merged into MBC on January 20, 2014, EB operated as a separate commercial bank subsidiary of the Company, offering essentially the same range of products and services in central Ohio as MBC does in northeastern Ohio.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and ultimately dispose of nonperforming loans and other real estate owned (“OREO”) acquired by subsidiary banks as the result of borrower default on real-estate-secured loans. At December 31, 2013, EMORECO’s assets consist of two nonperforming loans and five OREO properties. According to Federal law governing bank holding companies the real estate must be disposed of within two years after the properties were originally acquired by EB, which occurred in May and June of 2008, although limited extensions may be granted by the Federal Reserve Bank. Federal law governing bank holding companies also provides that a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Market Area MBC’s market area in northeastern Ohio consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefitting from the area’s proximity to Cleveland and Warren, population and income levels have maintained steady growth over the years. Formerly banking offices of Emerald Bank, until Emerald Bank merged into MBC on January 20, 2014, MBC’s two central Ohio branches are located in Dublin and Westerville in Franklin County, north of Columbus.

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

 Although Ohio Bank law imposes no material restrictions on the kinds of loans the Company may make, real estate-based lending has historically been the primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area, although previously EB had extended a number of real-estate secured loans in the southwestern Ohio market. Ohio Bank law does restrict the amount of loans an Ohio-chartered bank may make, however, generally providing that loans and extensions of credit to any single borrower may not exceed 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2013, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $8.0 million.

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

	Loan Portfolio Composition at December 31,

	2013		2012		2011		2010		2009

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$54,498	12.51%	$62,188	15.23%	$59,185	14.73%	$57,501	15.44%	$56,969	16.11%
Real estate construction	25,601	5.88	22,522	5.51	21,545	5.36	15,845	4.25	7,837	2.22
Mortgage:
Residential	210,310	48.27	203,872	49.92	208,139	51.79	209,863	56.34	205,074	58.00
Commercial	141,171	32.40	115,734	28.34	108,502	27.00	84,304	22.63	78,763	22.27
Consumer installment	4,145	0.94	4,117	1.00	4,509	1.12	4,985	1.34	4,954	1.40

Total loans	435,725	100.00%	408,433	100.00%	401,880	100.00%	372,498	100.00%	353,597	100.00%
Less:
Allowance for loan and lease loss	7,046		7,779		6,819		6,221		4,937

Net loans	$428,679		$400,654		$395,061		$366,277		$348,660

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31,2013
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$14,610	$4,179	$3,156	$3,893	$182	$26,020
After one year through five years	18,183	764	17,275	8,169	2,777	47,168
After five years	21,705	20,658	189,879	129,109	1,186	362,537

Total amount due	$54,498	$25,601	$210,310	$141,171	$4,145	$435,725

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2013 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2013 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial and industrial	$24,366	$30,132	$54,498
Real estate construction	5,803	19,798	25,601
Mortgage:
Residential	15,556	194,754	210,310
Commercial	8,907	132,264	141,171
Consumer installment	4,078	67	4,145

	$58,710	$377,015	$435,725

Residential Mortgage Loans A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. Residential mortgage loans approximated $210.3 million or 48.3% of the Company’s total loan portfolio at December 31, 2013.

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

As a consequence of our lending strategy adopted a number of years ago, approximately 92.6% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2013 is adjustable rate. The Company’s mortgage loans are ordinarily retained in the loan portfolio. The Company’s residential mortgage loans generally have not been originated with loan documentation that would permit their sale to Fannie Mae and Freddie Mac. In 2014, however, we hired a bank officer with significant experience with mortgage lending for resale into the secondary market. His responsibilities will include developing loan origination systems to enable sale of loans into the secondary mortgage market, including loans eligible for sale to Fannie Mae and Freddie Mac.

The Company’s home equity loan policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.

At December 31, 2013, residential mortgage loans of approximately $7.7 million were over 90 days delinquent or nonaccruing on that date, representing 3.6% of the residential mortgage loan portfolio. At December 31, 2012, residential mortgage loans of approximately $8.5 million were over 90 days delinquent or nonaccruing on that date, representing 4.2% of the residential mortgage loan portfolio.

Commercial and Industrial Loans and Commercial Real Estate Loans

The Company’s commercial loan services include:

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

At December 31, 2013, commercial and commercial real estate loans totaled $195.7 million, or 44.9% of the Company’s total loan portfolio. At December 31, 2013, commercial and commercial real estate loans of approximately $1.0 million were over 90 days delinquent or nonaccruing on that date, and represented 0.5% of the commercial and commercial real estate loan portfolios. At December 31, 2012, commercial and commercial real estate loans totaled $177.9 million, or 43.6% of the Company’s total loan portfolio. At December 31, 2012, commercial and commercial real estate loans of approximately $3.4 million were over 90 days delinquent or nonaccruing on that date, and represented 1.9% of the commercial and commercial real estate loan portfolios.

Real Estate Construction

The Company originates several different types of loans that it categorizes as construction loans, including:

•	residential construction loans to borrowers who will occupy the premises upon completion of construction,
•	residential construction loans to builders,
•	commercial construction loans, and
•	real estate acquisition and development loans.

Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The Company’s fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the Company to make residential construction loans without an existing written commitment for permanent financing. The Company’s loan policy provides that the Company may make construction loans with terms of up to one year, with a maximum loan-to-value ratio for residential construction of 80%. The Company also offers construction-to-permanent loans that have a twelve-month construction period followed by 30 years of permanent financing.

At December 31, 2013, real estate construction loans totaled $25.6 million, or 5.9% of the Company’s total loan portfolio. No real estate construction loans were over 90 days delinquent or nonaccruing on that date. At December 31, 2012, real estate construction loans totaled $22.5 million, or 5.5% of the Company’s total loan portfolio. Real estate construction loans of approximately $0.4 million were over 90 days delinquent or nonaccruing on that date, representing 1.6% of the real estate construction loan portfolio.

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

According to the Company’s loan policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to three years. Real estate security generally is required for consumer loans having terms exceeding five years.

At December 31, 2013, the Company had approximately $4.1 million in its consumer installment loan portfolio, representing 1.0% of total loans. At December 31, 2013, consumer installment loans of approximately $8,000 were over 90 days delinquent or nonaccruing on that date, representing 0.2% of the consumer installment loan portfolio. At December 31, 2012, the Company had approximately $4.1 million in its consumer installment loan portfolio, representing 1.0% of total loans. At December 31, 2012, consumer installment loans of approximately $18,000 were over 90 days delinquent or nonaccruing on that date, representing 0.4% of the consumer installment loan portfolio.

Loan Solicitation and Processing Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Company personnel and walk-in customers.

When a loan request is made, the Company reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Company’s underwriting guidelines are set by senior management and approved by the Board of Directors. The loan policy specifies each individual officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to a committee consisting of loan officers, which has authority to approve loans up to $1,000,000. The full Board of Directors acts as a loan committee for loans exceeding that amount.

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

When the Company acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as OREO until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value, less anticipated cost to sell. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. OREO is appraised during the foreclosure process, before acquisition when possible. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

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

The Company has experienced a decrease in substandard loans. While it appears economic conditions within our market area have stabilized, it is not certain the improvement will be sustained. While the housing market has improved, evidence of prolonged macroeconomic health could prove specious. Loans secured by residential real estate and commercial real estate account for $11.1 million and $6.0 million of the substandard loans, respectively. These amounts represent 88.3% of the Company’s substandard loans.

As of December 31, 2013, 2012, 2011, 2010, and 2009 consolidated classified loans were as follows:

	Classified Loans at December 31,

	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$4,685	1.08%	$3,364	0.82%	$2,653	0.66%	$2,868	0.77%	$4,322	1.22%
Substandard	19,328	4.44%	26,459	6.48%	27,061	6.73%	28,178	7.56%	18,928	5.35%
Doubtful	43	0.01%	59	0.01%	73	0.02%	224	0.06%	277	0.08%

Total amount due	$24,056	5.53%	$29,882	7.31%	$29,787	7.41%	$31,270	8.39%	$23,527	6.65%

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

Management determines the appropriate classification of securities at the time of purchase. At this time the Company has no securities that are classified as held to maturity. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available for sale. Available-for-sale securities are reflected on the balance sheet at their fair value.

The following table exhibits the consolidated amortized cost and fair value of the Company’s investment portfolio:

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2013		2012		2011

(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value

Available for Sale:
U.S. Government agency securities	$27,289	$25,763	$24,485	$24,960	$31,520	$31,933
Obligations of states and political subdivisions:
Taxable	3,787	3,795	6,888	7,626	8,207	8,973
Tax-exempt	86,524	84,819	80,391	84,970	75,807	79,427
Mortgage-backed securities in government sponsored entities	38,816	38,323	69,238	71,102	63,808	65,573
Private-label mortgage-backed securities	3,366	3,693	4,553	5,064	7,005	7,321
Equity securities in financial institutions	750	750	750	750	750	750

Total Investment Securities	$160,532	$157,143	$186,305	$194,472	$187,097	$193,977

The contractual maturity of investment debt securities is as follows:

	December 31, 2013
	One year or less		More than one to five		More than five to ten		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
U.S. Government agency securities	-	-%	-	-%	7,875	1.70%	19,414	3.02%	27,289	2.64%	25,763
Obligations of states and political subdivisions:
Taxable	-	-	-	-	979	4.97	2,808	5.41	3,787	5.30	3,795
Tax-exempt **	1,530	3.86	4,235	3.72	13,181	3.67	67,578	3.50	86,524	3.54	84,819
Mortgage-backed securities in government-sponsored entities	-	-	-	-	398	5.40	38,418	2.91	38,816	2.94	38,323
Private-label mortgage-backed securities	-	-	405	5.56	-	-	2,961	4.63	3,366	4.75	3,693

Total	1,530	3.86%	4,640	3.88%	22,433	3.07%	131,179	3.32%	159,782	3.31%	156,393

 ** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax-equivalent basis.

As of December 31, 2013, the Company also held 18,872 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2013 was $1,887,200.

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

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2013, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$6,427	8.23%
Beyond three but within six months	8,544	10.94
Beyond six but within twelve months	16,446	21.06
Beyond one year	46,668	59.77

Total	$78,085	100.00%

Borrowings Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Company’s subsidiary bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2013, MBC had $3.4 million of FHLB borrowings outstanding. The Company’s subsidiary bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2013	2012	2011

Balance at year-end	$10,809	$6,538	$7,392
Average balance outstanding	8,806	7,005	7,276
Maximum month-end balance	17,351	7,458	7,552
Weighted-average rate at year-end	1.44%	2.97%	3.14%
Weighted-average rate during the year	3.15%	3.73%	3.23%

Personnel

As of December 31, 2013 the Company had 125 full-time equivalent employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be excellent.

Supervision and Regulation

The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could materially affect the business and prospects of the Company.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The bank subsidiary is an Ohio-chartered commercial bank. As a state-chartered, nonmember bank, the bank is primarily regulated by the FDIC and by the Ohio Division of Financial Institutions.

The Company and The Middlefield Banking Company are subject to federal banking laws, and the Company is also subject to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The Company must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.

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

In February of 2011, Emerald Bank agreed with the FDIC and the Ohio Division of Financial Institutions that Emerald Bank will take specified actions to correct weaknesses in the bank’s condition and operations. The actions that Emerald Bank agreed to take include reducing the bank’s concentration of credit in non-owner occupied 1 - 4 family residential mortgage loans, reducing delinquent and classified loans, enhancing credit administration for non-owner occupied residential real estate, developing plans for the reduction of borrower indebtedness on classified and delinquent credits, implementing an earnings improvement plan, maintaining leverage capital of at least 9%, revising the bank’s methodology for calculating and determining the adequacy of the allowance for loan and lease loss, and providing to the FDIC and the ODFI notice of proposed dividend payments at least 30 days in advance. Emerald Bank merged into The Middlefield Banking Company on January 20, 2014.

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

Nonbanking Activities With some exceptions, the Bank Holding Company Act generally prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

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

Capital — Risk-Based Capital Requirements The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of restrictions or enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of brokered deposits.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2013, the Company was in compliance with all regulatory capital requirements.

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

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
(Dollar amounts in thousands)	December 31, 2013		December 31, 2013		December 31, 2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-weighted Assets)

Actual	$64,220	14.06%	$53,194	13.77%	$9,482	13.76%
For Capital Adequacy Purposes	36,541	8.00	30,906	8.00	5,514	8.00
To Be Well Capitalized	45,676	10.00	38,632	10.00	6,893	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$58,494	12.81%	$48,364	12.52%	$8,605	12.48%
For Capital Adequacy Purposes	18,270	4.00	15,453	4.00	2,757	4.00
To Be Well Capitalized	27,406	6.00	23,179	6.00	4,136	6.00

Tier I Capital (to Average Assets)

Actual	$58,494	8.97%	$48,364	8.51%	$8,605	10.92%
For Capital Adequacy Purposes	26,093	4.00	22,735	4.00	3,152	4.00
To Be Well Capitalized	32,617	5.00	28,419	5.00	3,940	5.00

Supplementing these capital requirements of applicable banking regulations, Emerald Bank agreed with the FDIC and the Ohio Division of Financial Institutions to maintain tier 1 leverage capital of at least 9%, and Middlefield Banc Corp. committed to the Federal Reserve that Middlefield Banc Corp. will maintain tier 1 leverage capital of at least 7.25% and total risk-based capital of at least 12%, both at the level of the holding company and at the level of The Middlefield Banking Company. We expect that these elevated minimum capital levels will apply for the foreseeable future, while the banks and the holding company continue their efforts to manage more serious asset quality challenges than they have been accustomed to, while also managing the impact of those challenges on earnings and the strains that general economic downturns in the banks’ markets and across the region and nation are placing not only on The Middlefield Banking Company but on all local banks.

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

 A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Company and the Bank have made commitments to the Federal Reserve Bank of Cleveland and the ODFI, respectively, that neither entity will declare a cash dividend if the Federal Reserve Bank or the ODFI did not permit the payment of a cash dividend by the Company or the Bank.

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

•	section 111 establishes a Financial Stability Oversight Council to monitor systemic financial risks. The Board of Governors of the Federal Reserve is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or exceeding $50 billion and systemically significant non-bank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Dodd-Frank Act also grants to the Treasury Department, FDIC and the FRB broad new powers to seize, close and wind-down “too big to fail” financial institutions (including non-bank institutions) in an orderly fashion.

•	Title X establishes an independent Federal regulatory body within the Federal Reserve System. Dedicated exclusively to consumer protection and known as the Consumer Financial Protection Bureau, this regulatory body has responsibility for most consumer protection laws, with rulemaking, supervisory, examination, and enforcement authority.

•	section 171 restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities will no longer be eligible for treatment as Tier 1 capital.

•	under section 334 the FDIC’s minimum reserve ratio is to be increased from 1.15% to 1.35%, with the goal of attaining that 1.35% level by September 30, 2020; however, financial institutions with assets of less than $10 billion are exempt from the cost of the increase. The Dodd-Frank Act also removes the upper limit on the designated reserve ratio, which was formerly capped at 1.5%, removing the upper limit on the size of the insurance fund as a consequence. The Dodd-Frank Act gives the FDIC much greater discretion to manage its insurance fund reserves, including where to set the insurance fund’s designated reserve ratio

•	the deposit insurance cover limit is increased to $250,000 by section 335.

•	section 627 repeals the longstanding prohibition against financial institutions paying interest on checking accounts.

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

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which has rulemaking, supervisory, and enforcement powers under specific federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, and Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act. In addition to giving the CFPB responsibility for these specific statutes, the Dodd-Frank Act grants to the CFPB broad authority to prohibit the offering by banks of consumer financial products acts or practices that the CFPB considers to be unfair, deceptive, or abusive. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets, not smaller institutions. However, smaller institutions are subject to CFPB rules. In addition, the standards established by the CFPB for large institutions are likely to be applied in practice to smaller institutions as well. The Dodd-Frank Act does not prevent states from adopting consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Implementing section 1411 of the Dodd-Frank Act, in 2013 the CFPB amended Regulation Z under the Truth in Lending Act, adding a rule that mortgage lenders must make a reasonable and good faith determination that a consumer being granted mortgage credit has the ability to repay the loan according to its terms. Under this new rule, referred to as the “ability-to-repay” rule, mortgage lenders may determine the consumer’s ability to repay in one of two ways. The first alternative involves assessment of eight underwriting factors, including the loan applicant’s current or reasonably expected income or assets, current employment status, monthly payment for the credit applied for, monthly payment on any simultaneous loan being made to the applicant, monthly payment for mortgage-related obligations, current debt obligations, alimony, and child support, monthly debt-to-income ratio or residual income, and credit history. The second alternative involves origination of a so-called “qualified mortgage,” meaning a mortgage with terms that are consistent with minimum standards established by the CFPB, which currently include a maximum 43% debt-to-income ratio for the borrower (although the 43% minimum debt-to-income ratio does not apply if the loan is eligible to be purchased, insured, or guaranteed by FNMA, FHLMC, HUD, or the VA). In general terms, a qualified mortgage is one with a term of 30 years or less, with substantially equal regular periodic payments (although adjustable-rate mortgages can be qualified mortgages), with total points and fees of 3% of the loan amount or less, and without negative amortization or interest-only payments or balloon payments.

A lender originating a qualified mortgage is protected against a legal claim that the lender failed to comply with the ability-to-repay rule. A mortgage with an interest exceeding the prime rate by 1.5 percentage points or more (3.5 percentage points for subordinate-lien loans such as home equity loans) is referred to in the CFPB rule as a higher-priced mortgage loan, but is more commonly known as a subprime loan. A subprime loan can be a qualified mortgage, but the lender making a subprime qualified mortgage has less protection under the ability-to-repay rule than a lender making a prime qualified mortgage. A lender originating a mortgage that is not a qualified mortgage is exposed to the risk of a potential claim that the lender did not comply with the ability-to-repay rules, which could require the lender to pay damages to the borrower, including but not necessarily limited to the sum of all finance charges and fees paid by the borrower (a lender originating a subprime qualified mortgage bears this risk to a degree as well). The borrower’s claim also could impair the lender’s ability to enforce the loan terms or foreclose on the real estate collateral. Because of these potential risks, a qualified mortgage might have more value in the secondary mortgage market and might be easier for a lender to sell into the secondary mortgage market than a mortgage that is not a qualified mortgage.

Although we believe the majority of our mortgage originations will be prime qualified mortgages, the ability-to-repay rule creates a new basis for challenge by regulators and by consumers. In addition, the CFPB’s mission is consumer protection, not lender safety and soundness, and for that reason the CFPB wrote the ability-to-repay rule with the goal of preventing consumers from being steered by lenders into expensive and unsustainable borrowing, rather than with the goal of assuring actual loan repayment. Accordingly, typical credit-quality features such as loan-to-value standards are not part of the ability-to-repay rule, and it will not necessarily be the case that qualified mortgages have a higher probability or history of repayment than other mortgages. Compliance with the ability-to-repay rules will increase community banks’ compliance costs, including our own, and will potentially adversely affect the profitability of routine residential mortgage lending. In addition, for the mortgage lending industry the ability-to-repay rule creates a bias in favor of qualified mortgages, which because of factors such as a minimum 43% debt-to-income ratio could have unintended adverse effects, such as reducing community bank lending to low- and moderate-income borrowers and communities.

In addition to ability-to-repay, the Dodd-Frank Act imposes a risk-retention requirement on mortgage lenders selling loans into the secondary mortgage market. Although rules implementing the risk-retention requirement of section 941 of the Dodd-Frank Act are not final, with some exceptions a mortgage lender selling a loan into the secondary mortgage market will have to retain ownership of at least 5% of the loan, the assumption being that if mortgage lenders remain exposed to credit risk they will not knowingly making loans that fail to satisfy ordinary and reasonable standards of creditworthiness. Implementing rules are in the proposal stage and are not final, but as proposed a mortgage loan that is a qualified mortgage for purposes of the ability-to-repay rule would also be exempt from the risk-retention requirement, allowing a mortgage lender to sell 100% of a qualified mortgage rather than only 95%. The exemption of qualified mortgages from the risk-retention requirement is likely to contribute to the regulatory bias in favor of qualified mortgages and against other forms of mortgage lending.

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

Transactions with Affiliates Although The Middlefield Banking Company is not a member bank of the Federal Reserve System, it is required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act — pertaining to transactions with affiliates — as if it were a member bank. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act —

•

limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

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

MBC’s CRA performance evaluation dated June 7, 2011 states that MBC’s CRA rating is “Satisfactory.” Emerald Bank was rated “Satisfactory” in its final CRA performance evaluation, dated February 17, 2011.

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

Signed into law on October 26, 2001, the USA PATRIOT Act of 2001 is omnibus legislation enhancing the powers of domestic law enforcement organizations to resist the international terrorist threat to United States security.  Title III of the legislation, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, most directly affects the financial services industry, enhancing the Federal government’s ability to fight money laundering through monitoring of currency transactions and suspicious financial activities.  The Act has significant implications for depository institutions and other businesses involved in the transfer of money–

-

a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts,

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

Consumer protection laws and regulations. The Middlefield Banking Company is subject to regular examination by the FDIC to ensure compliance with statutes and regulations applicable to the bank’s business, including consumer protection statutes and implementing regulations, some of which are discussed below. Violations of any of these laws may result in fines, reimbursements, and other related penalties.

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

State Banking Regulation As an Ohio-chartered bank, The Middlefield Banking Company is subject to regular examination by the Ohio Division of Financial Institutions. State banking regulation affects the internal organization of the bank as well as its savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The Ohio Division of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist it may take possession and control of an Ohio-chartered bank.

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

Item 1.A — Risk Factors

Risks Related to the Company’s Business

We are exposed to interest-rate risk. We assess the impact of interest rate movement on net interest income and equity value on a quarterly basis, using a financial model simulating exposure in myriad interest rate scenarios. The December 31, 2013 model results show an increase in net interest income of 0.31% in a 200 basis point rising rate environment, with rates rising gradually over a 12-month period. The economic value of equity, which measures longer term effects of interest rate movements, shows a decrease of 11.80% in a 200 basis point rising rate environment over the same period. Both of these measurements are within our board-approved risk tolerance and policy limits. With the record low interest-rates that have prevailed for many years, the interest-rate risk that exists for most or all financial institutions arises out of interest rates that increase more than anticipated or that increase more quickly than expected. If interest rates change more abruptly than we have simulated or if the increase is greater than we have simulated, this could have an adverse effect on our net interest income and equity value.

New mortgage lending rules may constrain our residential mortgage lending business.

Over the course of 2013, the Consumer Financial Protection Bureau has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability. In either case, the Company may find it necessary to tighten its mortgage loan underwriting standards, which may constrain our ability to make loans consistent with our business strategies.

Continued negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results. Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a lingering, general economic downturn which contributed to deteriorated loan portfolio quality at many institutions, including the Company. In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline. Bank and bank holding company stock prices were negatively affected, as was the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd Frank Act (“DFA”), along with its implications as described elsewhere in this Risk Factors section. In addition to the many implementing rules and regulations of the DFA, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

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

The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

•	the ability to expand the Company’s market position;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Company introduces new products and services relative to its competitors;

•	customer satisfaction with the Company’s level of service; an

•	industry and general economic trends.

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the allowance for loan and lease loss and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

Material breaches in security of bank systems may have a significant effect on the Company business. We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both banks and third party service providers. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure systems will not be inoperable. We also have security to prevent unauthorized access to the system. In addition, we require third party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

Our necessary dependence upon automated systems to record and process transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. We may also be subject to disruptions of the operating systems arising from events that are beyond our control (for example, computer viruses or electrical or telecommunications outages). We are further exposed to the risk that the third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors). These disruptions may interfere with service to customers and result in a financial loss or liability.

Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect (i) our ability to originate loans, (ii) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, and (iv) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although the Company believes that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

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

The Company could incur liabilities under federal and state environmental laws if we foreclose on commercial properties. A high percentage of the Company’s loans are secured by real estate. Although the majority of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on. The Company has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, a bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, these persons might not be financially solvent or they might be unable to bear the full cost of clean-up. It is also possible that a lender exercising unusual influence over a borrower’s commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.

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

The Company utilizes the Federal Home Loan Bank as an additional source of liquidity. The Middlefield Banking Company is a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. As a member of the FHLB, the Company is required to own stock in the FHLB in proportion to our borrowings. The Company is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, FHLB stock, and by deposits with the FHLB. FHLB advances are only available to borrowers that meet certain conditions. If the Company were to cease meeting these conditions, our access to FHLB advances could be significantly reduced or eliminated.

The 12 FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment in the equity stock of the FHLB of Cincinnati could be adversely impacted by the operations of the other FHLBs. Certain FHLBs, including Cincinnati, have experienced lower earnings from time to time and paid out lower dividends to their members. If a FHLB’s capital drops below 4% of its assets, restrictions on the redemption or repurchase of member banks’ FHLB stock are imposed by law. Should the FHLBs be restricted from redeeming or repurchasing member banks’ FHLB stock due to adverse financial conditions affecting either individual FHLBs or the FHLB System as a whole, member banks may be required to recognize an impairment charge on their FHLB equity stock investments. Future problems at the FHLBs may impact the collateral necessary to secure borrowings and limit the borrowings extended to member banks, as well as require additional capital contributions by member banks. Should this occur, the Company’s short term liquidity needs could be negatively impacted. Should the Company be restricted from using FHLB advances due to weakness in the FHLB System or with the FHLB of Cincinnati, the Company may be forced to find alternative funding sources. These alternative funding sources may include seeking lines of credit with third party banks or the Federal Reserve Bank, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available for sale in order to maintain adequate levels of liquidity.

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2013, MBC could have declared dividends of approximately $10.3 million in the aggregate to the Company, assuming the ODFI did not object. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. In 2011 we committed to the Federal Reserve that we will not declare a cash dividend unless we first give advance notice to the Federal Reserve.

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

Item 1B — Unresolved Staff Comments

     Not applicable

Item 2 — Properties

     The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch	Portage	Leased	three-year lease renewed in November 2010,
10519 South Main Street			with option to renew for five additional
Mantua, Ohio			consecutive three-year terms

Chardon Branch	Geauga	Owned
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned
30 South Maple Avenue
Orwell, Ohio

Newbury Branch	Geauga	Leased	ten-year lease dated December 2006, with option
11110 Kinsman Road			to renew for four additional consecutive five-year
Newbury, Ohio			terms

Cortland Branch	Trumbull	Owned
3450 Niles Cortland Road
Cortland, Ohio

Dublin Branch	Franklin	Leased	twenty-year lease dated Febuary 2004, with the
6215 Perimeter Drive			option to purchase after the tenth year
Dublin, OH

Westerville Branch	Franklin	Owned
17 North State Street
Westerville, OH

Administrative Offices:	Geauga	Owned
15200 Madison Road Suite 108
Middlefield, Ohio 44062

At December 31, 2013 the net book value of the Company’s investment in premises and equipment totaled $9.8 million.

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

Item 4 — Mine Safety Disclosures

Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2013 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”

Equity Compensation Plan information

The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under the Company’s existing equity plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding SecuritiesReflected in First Column)
Equity compensation plans approved by security holders:

1999 Stock Option Plan	22,443	$33.70	-
2007 Omnibus Equity Plan	36,138	25.08	101,419
Total	58,581	$28.38	101,419

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
13.

Note 18, captioned "Common Stock Offering," of the Notes to Consolidated Financial Statements accompanying the Consolidated Financial Statements of the Company and subsidiaries as of and for the year ended December 31, 2012, included in the 2012 Annual Report to Shareholders and incorporated herein by reference.

Item 6 — Selected Financial Data

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis” in the Company’s 2013 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2013 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers of the Registrant, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Item 13 — Certain Relationships, Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013:
Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

exhibit number	description	location

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

exhibit number	description	location

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan Summary	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp’s Form 8-K Current Report filed on June 12, 2012

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

exhibit number	description	location

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp..	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

13	Portions of Annual Report to Shareholders for the year ended December 31, 2013 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith
101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith
101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith
101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith
101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith
101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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
Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 11, 2014
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 11, 2014
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 11, 2014
Carolyn J. Turk, Chairman of the Board

/s/ Eric W. Hummel	March 11, 2014
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 11, 2014
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 11, 2014
Kenneth E Jones, Director

/s/ James J. McCaskey	March 11, 2014
James J. McCaskey, Director

/s/ Joseph J. Thomas	March 11, 2014
Joseph J. Thomas, Director

/s/ William J. Skidmore	March 11, 2014
William J. Skidmore, Director

/s/ Robert W. Toth	March 11, 2014
Robert W. Toth, Director