Form 10-Q
period 2014-03-31
MIDDLEFIELD BANC CORP
filed 2014-05-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Class: Common Stock, without par value

Outstanding at May 13, 2014: 2,038,143

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Cash and due from banks	$28,663	$20,926
Federal funds sold	14,147	5,267
Cash and cash equivalents	42,810	26,193
Investment securities available for sale	155,940	157,143
Loans	443,729	435,725
Less Allowance for loan and lease losses	7,015	7,046
Net loans	436,714	428,679
Premises and equipment, net	9,797	9,828
Goodwill	4,559	4,559
Core deposit intangible	146	156
Bank-owned life insurance	8,883	8,816
Accrued interest and other assets	11,173	11,716

TOTAL ASSETS	$670,022	$647,090

LIABILITIES
Deposits:
Noninterest-bearing demand	$88,988	$85,905
Interest-bearing demand	60,673	53,741
Money market	75,296	77,473
Savings	179,805	177,303
Time	190,004	174,414
Total deposits	594,766	568,836
Short-term borrowings	5,320	10,809
Other borrowings	11,468	11,609
Accrued interest and other liabilities	1,774	2,363
TOTAL LIABILITIES	613,328	593,617

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,226,889 and 2,221,834 shares issued; 2,037,359 and 2,032,304 shares outstanding	35,115	34,979
Retained earnings	28,699	27,465
Accumulated other comprehensive loss	(386)	(2,237)
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	56,694	53,473

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$670,022	$647,090

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$5,694	$5,572
Interest-bearing deposits in other institutions	5	8
Federal funds sold	3	4
Investment securities:
Taxable interest	509	674
Tax-exempt interest	755	733
Dividends on stock	23	23
Total interest income	6,989	7,014

INTEREST EXPENSE
Deposits	940	1,297
Short-term borrowings	35	52
Other borrowings	32	46
Trust preferred securities	26	34
Total interest expense	1,033	1,429

NET INTEREST INCOME	5,956	5,585

Provision for loan losses	180	313

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,776	5,272

NONINTEREST INCOME
Service charges on deposit accounts	441	447
Investment securities (losses) gains, net	(6)	185
Earnings on bank-owned life insurance	67	68
Other income	213	168
Total noninterest income	715	868

NONINTEREST EXPENSE
Salaries and employee benefits	2,016	1,871
Occupancy expense	321	274
Equipment expense	220	189
Data processing costs	214	213
Ohio state franchise tax	83	154
Federal deposit insurance expense	132	154
Professional fees	287	276
(Gain) loss on sale of other real estate owned	(5)	8
Advertising expense	123	112
Other real estate expense	63	106
Directors fees	86	105
Other expense	689	539
Total noninterest expense	4,229	4,001

Income before income taxes	2,262	2,139
Income taxes	499	482

NET INCOME	$1,763	$1,657

EARNINGS PER SHARE
Basic	$0.87	$0.83
Diluted	0.86	0.82

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$1,763	$1,657

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale securities	2,799	(1,521)
Tax effect	(952)	517

Reclassification adjustment for investment securities losses (gains) included in net income	6	(185)
Tax effect	(2)	63

Total other comprehensive income (loss)	1,851	(1,126)

Comprehensive income	$3,614	$531

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2013	$34,979	$27,465	$(2,237)	$(6,734)	$53,473

Net income		1,763			1,763
Other Comprehensive income			1,851		1,851
Dividend reinvestment and purchase plan (5,055 shares)	136				136
Cash dividends ($0.26 per share)		(529)			(529)

Balance, March 31, 2014	$35,115	$28,699	$(386)	$(6,734)	$56,694

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,763	$1,657
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	313
Investment securities losses (gains), net	6	(185)
Depreciation and amortization	202	222
Amortization of premium and discount on investment securities, net	182	183
Accretion of deferred loan fees, net	(76)	(33)
Earnings on bank-owned life insurance	(67)	(68)
Deferred income taxes	(156)	58
(Gain) loss on sale of other real estate owned	(5)	8
Increase in accrued interest receivable	(391)	(529)
Decrease in accrued interest payable	(19)	(24)
Other, net	(481)	(128)
Net cash provided by operating activities	1,138	1,474

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	3,306	6,773
Proceeds from sale of securities	514	7,438
Purchases	-	(12,500)
(Increase) decrease in loans, net	(8,139)	598
Proceeds from the sale of other real estate owned	47	137
Purchases of premises and equipment	(156)	(191)
Net cash (used for) provided by investing activities	(4,428)	2,255

FINANCING ACTIVITIES
Net (decrease) increase in deposits	25,930	(1,838)
Decrease in short-term borrowings, net	(5,489)	(1,298)
Repayment of other borrowings	(141)	(191)
Common stock issuance	-	213
Stock options exercised	-	(111)
Proceeds from dividend reinvestment and purchase plan	136	300
Cash dividends paid	(529)	(520)
Net cash provided by (used for) financing activities	19,907	(3,445)

Increase in cash and cash equivalents	16,617	284

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,193	45,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,810	$45,630

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,052	$1,453
Income taxes	610	555

Noncash investing transactions:
Transfers from loans to other real estate owned	$-	$454

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MB”), and a nonbank asset resolution subsidiary EMORECO, Inc. All significant inter-company items have been eliminated.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2013, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U. S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2013 (File No. 000-32561). The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. This ASU became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of March 31, 2014 and 2013.

Stock option activity during the three months ended March 31 is as follows:

	2014	Weighted- average Exercise Price	2013	Weighted- average Exercise Price

Outstanding, January 1	58,581	$28.38	79,693	$27.25
Exercised	-	-	18,561	24.08

Outstanding, March 31	58,581	$28.38	61,132	$28.21

Exercisable, March 31	58,581	$28.38	61,132	$28.21

NOTE 3 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the average shares outstanding. Diluted earnings per share adds the dilutive effects of options, warrants, and convertible securities to average shares outstanding.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding	2,223,010	2,189,175

Average treasury stock shares	(189,530)	(189,530)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,033,480	1,999,645

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	6,035	10,647

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,039,515	2,010,292

Options to purchase 58,581 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended March 31, 2014. Of those options, 27,375 were considered dilutive based on the market price exceeding the strike price. The remaining options had no dilutive effect on earnings per share.

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

Level II:

Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

		March 31, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$25,905	$-	$25,905
Obligations of states and political subdivisions	-	88,359	-	88,359
Mortgage-backed securities in government- sponsored entities		37,444		37,444
Private-label mortgage-backed securities	-	3,476	-	3,476
Total debt securities	-	155,184	-	155,184
Equity securities in financial institutions	5	751	-	756
Total	$5	$155,935	$-	$155,940

		December 31, 2013
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$25,763	$-	$25,763
Obligations of states and political subdivisions	-	88,614	-	88,614
Mortgage-backed securities in government- sponsored entities	-	38,323	-	38,323
Private-label mortgage-backed securities	-	3,693	-	3,693
Total debt securities	-	156,393	-	156,393
Equity securities in financial institutions	5	745	-	750
Total	$5	$157,138	$-	$157,143

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of March 31, 2014 or December 31, 2013.

The Company uses prices compiled by third party vendors due to improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.

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

The Company values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level III inputs, other real estate owned has been classified as Level III.

		March 31, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$15,510	$15,510
Other real estate owned	-	-	2,656	2,656

		December 31, 2013
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$17,158	$17,158
Other real estate owned	-	-	2,698	2,698

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate		Valuation Techniques	Unobservable Input	Range (Weighted Average)
	March 31, 2014	December 31, 2013
Impaired loans	$15,510	$17,158	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -55.0%	(-27.3%)
Other real estate owned	$2,656	$2,698	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -10.0%	(-7.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$42,810	$42,810	$-	$-	$42,810
Investment securities
Available for sale	155,940	5	155,935	-	155,940
Net loans	436,714	-	-	447,832	447,832
Bank-owned life insurance	8,883	8,883		-	8,883
Federal Home Loan Bank stock	1,887	1,887		-	1,887
Accrued interest receivable	2,526	2,526	-	-	2,526

Financial liabilities:
Deposits	$594,766	$404,762	$-	$178,074	$582,836
Short-term borrowings	5,320	5,320	-	-	5,320
Other borrowings	11,468	-	-	11,736	11,736
Accrued interest payable	345	345	-	-	345

	December 31, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$26,193	$26,193	$-	$-	$26,193
Investment securities
Available for sale	157,143	5	157,138	-	157,143
Net loans	428,679	-	-	430,502	430,502
Bank-owned life insurance	8,816	8,816	-	-	8,816
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,135	2,135	-	-	2,135

Financial liabilities:
Deposits	$568,836	$394,422	$-	$175,854	$570,276
Short-term borrowings	10,809	10,809	-	-	10,809
Other borrowings	11,609	-		11,787	11,787
Accrued interest payable	364	364	-	-	364

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

Net Loans

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were used as estimates for fair value.

Deposits and Other Borrowings

The fair values of certificates of deposit and other borrowings are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposits are valued at the amount payable on demand as of period end.

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

 The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2014 and 2013:

Unrealized gains on available for sale securities (a) (in thousands)
Balance as of December 31, 2013	$(2,237)
Other comprehensive gain before reclassification	1,847
Amount reclassified from accumulated other comprehensive income (loss)	4
Total	1,851
Balance at March 31, 2014	$(386)

Balance as of December 31, 2012	$5,391
Other comprehensive loss before reclassification	(1,004)
Amount reclassified from accumulated other comprehensive income (loss)	(122)
Period change	(1,126)
Balance at March 31, 2013	4,265

 (a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)For the Three Months Ended March 31,		Affected Line Item inthe Statement WhereNet Income is
Details about other comprehensive income (a)	2014	2013	Presented
Unrealized gains on available for sale securities
	$(6)	$185	Investment securities (losses) gains, net
	2	(63)	Income taxes
	$(4)	$122	Net of tax

 (a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2014
(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$26,938	$209	$(1,242)	$25,905
Obligations of states and political subdivisions:
Taxable	2,958	107	(4)	3,061
Tax-exempt	85,147	2,384	(2,233)	85,298
Mortgage-backed securities in government-sponsored entities	37,562	621	(739)	37,444
Private-label mortgage-backed securities	3,172	304	-	3,476
Total debt securities	155,777	3,625	(4,218)	155,184
Equity securities in financial institutions	750	6	-	756
Total	$156,527	$3,631	$(4,218)	$155,940

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government agency securities	$27,289	$135	(1,661)	$25,763
Obligations of states and political subdivisions:
Taxable	3,787	46	(38)	3,795
Tax-exempt	86,524	1,562	(3,267)	84,819
Mortgage-backed securities in government-sponsored entities	38,816	535	(1,028)	38,323
Private-label mortgage-backed securities	3,366	327	-	3,693
Total debt securities	159,782	2,605	(5,994)	156,393
Equity securities in financial institutions	750	-	-	750
Total	$160,532	$2,605	$(5,994)	$157,143

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,052	$1,071
Due after one year through five years	4,318	4,512
Due after five years through ten years	22,888	22,995
Due after ten years	127,519	126,606

Total	$155,777	$155,184

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three months ended March 31 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended March 31,
	2014	2013
Proceeds from sales	$514	$7,438
Gross realized gains	-	204
Gross realized losses	(6)	(19)

Investment securities with an approximate carrying value of $65.8 million and $66.3 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
(Dollar amounts in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$4,573	$(247)	$12,738	$(995)	$17,311	$(1,242)
Obligations of states and political subdivisions	7,753	(561)	13,146	(1,676)	20,899	(2,237)
Mortgage-backed securities in government-sponsored entities	13,023	(399)	8,738	(340)	21,761	(739)
Total	$25,349	$(1,207)	$34,622	$(3,011)	$59,971	$(4,218)

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
(Dollar amounts in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agency securities	$13,130	$(929)	$7,166	$(732)	$20,295	$(1,661)
Obligations of states and political subdivisions
Taxable	1,301	(38)	-	-	1,301	(38)
Tax-exempt	26,743	(2,883)	2,678	(383)	29,421	(3,267)
Mortgage-backed securities in government-sponsored entities	18,082	(757)	5,248	(271)	23,330	(1,028)
Total	$59,255	$(4,608)	$15,092	$(1,386)	$74,347	$(5,994)

There were 75 securities considered temporarily impaired at March 31, 2014.

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The Company assesses whether the unrealized loss is other than temporary.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 97% of the total available-for-sale portfolio as of March 31, 2014 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $3.2 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $304,000 on March 31, 2014. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2014 and 2013, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2014 or December 31, 2013 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013

Commercial and industrial	$56,855	$54,498
Real estate - construction	25,241	25,601
Real estate - mortgage:
Residential	215,809	210,310
Commercial	140,543	141,171
Consumer installment	5,281	4,145
	443,729	435,725
Less Allowance for loan and lease losses	7,015	7,046

Net loans	$436,714	$428,679

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for loan and lease losses.  Interest income is recognized as income when earned on the accrual method.  The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful.  Interest received on nonaccrual loans is recorded as income or applied against principal according to management’s judgment as to the collectability of such principal.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield.  Management is amortizing these amounts over the contractual life of the related loans.

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
March 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$2,929	$3,695	$5,097	$5,153	$18	$16,892
Collectively evaluated for impairment	53,926	21,546	210,712	135,390	5,263	426,837
Total loans	$56,855	$25,241	$215,809	$140,543	$5,281	$443,729

			Real estate- Mortgage
December 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,891	$4,011	$5,882	$7,175	$6	$18,965
Collectively evaluated for impairment	52,607	21,590	204,428	133,996	4,139	416,760
Total loans	$54,498	$25,601	$210,310	$141,171	$4,145	$435,725

			Real Estate- Mortgage
March 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$221	$153	$798	$198	$12	$1,382
Collectively evaluated for impairment	646	335	2,928	1,664	60	5,633
Total ending allowance balance	$867	$488	$3,726	$1,862	$72	$7,015

			Real Estate- Mortgage
December 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$179	$210	$855	$563	$-	$1,807
Collectively evaluated for impairment	435	366	2,809	1,607	22	5,239
Total ending allowance balance	$614	$576	$3,664	$2,170	$22	$7,046

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

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $200,000 and if the loan either is in nonaccrual status, or is risk rated Substandard and is greater than 90 days past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2014
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$2,402	$2,402	$-
Real estate - construction	3,058	3,058	-
Real estate - mortgage:
Residential	2,670	2,783	-
Commercial	4,073	4,073	-
Consumer installment	11	11	-
Total	$12,214	$12,327	$-

With an allowance recorded:
Commercial and industrial	$527	$527	$221
Real estate - construction	637	637	153
Real estate - mortgage:
Residential	2,427	2,466	798
Commercial	1,080	1,080	198
Consumer installment	7	7	12
Total	$4,678	$4,717	$1,382

Total:
Commercial and industrial	$2,929	$2,929	$221
Real estate - construction	3,695	3,695	153
Real estate - mortgage:
Residential	5,097	5,249	798
Commercial	5,153	5,153	198
Consumer installment	18	18	12
Total	$16,892	$17,044	$1,382

December 31, 2013
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,357	$1,357	$-
Real estate - construction	124	124	-
Real estate - mortgage:
Residential	2,704	2,892	-
Commercial	5,093	5,093	-
Consumer installment	6	6	-
Total	$9,284	$9,472	$-

With an allowance recorded:
Commercial and industrial	$534	$534	$179
Real estate - construction	3,887	3,887	210
Real estate - mortgage:
Residential	3,178	3,217	855
Commercial	2,082	2,082	563
Consumer installment	-	-	-
Total	$9,681	$9,720	$1,807

Total:
Commercial and industrial	$1,891	$1,891	$179
Real estate - construction	4,011	4,011	210
Real estate - mortgage:
Residential	5,882	6,109	855
Commercial	7,175	7,175	563
Consumer installment	6	6	-
Total	$18,965	$19,192	$1,807

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2014

	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,558	$37
Real estate - construction	3,719	41
Real estate - mortgage:
Residential	5,239	57
Commercial	5,827	75
Consumer installment	15	-

	For the Three Months Ended March 31, 2013

	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,975	$55
Real estate - construction	3,772	37
Real estate - mortgage:
Residential	5,642	74
Commercial	6,832	110
Consumer installment	18	-

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

The primary risk of commercial and industrial loans is the current economic uncertainties. C & I loans are, by nature, secured by less substantial collateral than real estate-secured loans. The primary risk of real estate construction loans is potential delays and /or disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties along with the slow recovery in the housing market. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total Loans
March 31, 2014

Commercial and industrial	$54,370	$757	$1,685	$43	$56,855
Real estate - construction	24,606	-	635	-	25,241
Real estate - mortgage:
Residential	204,091	926	10,792	-	215,809
Commercial	134,433	2,060	4,050	-	140,543
Consumer installment	5,274	-	7	-	5,281
Total	$422,774	$3,743	$17,169	$43	$443,729

	Pass	Special Mention	Substandard	Doubtful	Total Loans
December 31, 2013

Commercial and industrial	$52,078	$772	$1,605	$43	$54,498
Real estate - construction	24,052	907	642	-	25,601
Real estate - mortgage:
Residential	198,479	774	11,057	-	210,310
Commercial	132,931	2,232	6,008	-	141,171
Consumer installment	4,129	-	16	-	4,145
Total	$411,669	$4,685	$19,328	$43	$435,725

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
March 31, 2014

Commercial and industrial	$55,801	$196	$141	$117	$454	$600	$56,855
Real estate - construction	24,562	17	663	-	679	-	25,241
Real estate - mortgage:
Residential	205,292	2,020	210	1,125	3,355	7,162	215,809
Commercial	139,143	474	-	-	474	926	140,543
Consumer installment	5,245	30	-	-	30	6	5,281
Total	$430,043	$2,736	$1,013	$1,243	$4,992	$8,694	$443,729

		Still Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2013

Commercial and industrial	$53,366	$521	$359	$38	$918	$214	$54,498
Real estate - construction	24,945	17	639	-	656	-	25,601
Real estate - mortgage:	-
Residential	200,041	2,079	481	143	2,703	7,566	210,310
Commercial	139,730	598	100	-	698	743	141,171
Consumer installment	4,083	38	16	-	54	8	4,145
Total	$422,165	$3,253	$1,595	$181	$5,029	$8,531	$435,725

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2013	$614	$576	$3,664	$2,170	$22	$7,046
Charge-offs	(12)	-	(315)	-	(23)	(350)
Recoveries	1	-	136	-	2	139
Provision	264	(88)	241	(308)	71	180
ALLL balance at March 31, 2014	$867	$488	$3,726	$1,862	$72	$7,015

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2012	$1,732	$1,123	$2,872	$1,991	$61	$7,779
Charge-offs	(325)	(61)	(67)	-	(17)	(470)
Recoveries	1	33	24	46	6	110
Provision	(178)	(47)	377	164	(3)	313
ALLL balance at March 31, 2013	$1,230	$1,048	$3,206	$2,201	$47	$7,732

The negative provision in the real estate commercial mortgage segment is related to the payoff of a loan with $352,000 specifically reserved. A provision in any loan portfolio is not necessarily related to current charge-offs, but is a result of the evaluation of the loans in that category.

The following tables summarize troubled debt restructurings and subsequent defaults (in thousands):

	For the three months ended
	March 31, 2014				March 31, 2013
	Number of Contracts			Pre-Modification	Number of Contracts			Pre-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Term Modification	Other	Total	Outstanding Recorded Investment
Commercial and industrial	-	-	-	$-	4	-	4	$735
Real estate- mortgage:
Residential	1	-	1	49	2	1	3	383
Commercial	-	-	-	-	1	-	1	644
Consumer	-	1	1	7	1	-	1	644

There were no changes to the recorded investment post modification. No TDRs, modified in the past twelve months, subsequently defaulted in the three months ended March 31, 2014.

	For the three months ended March 31, 2013
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	6	$248
Real estate- mortgage:
Residential	1	68
Commercial	1	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2014 quarter at $670.0 million, an increase of $22.9 million or 3.5% from December 31, 2013. For the same time period, cash and cash equivalents increased $16.6 million, or 63.4% while loans increased $8.0 million, or 1.9%. Total liabilities increased $19.7 million, or 3.3% while stockholders’ equity grew $3.2 million, or 6.0%.

Cash on hand and due from banks. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $16.6 million at March 31, 2014 from $26.2 million at December 31, 2013. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on March 31, 2014 totaled $155.9 million, a decrease of $1.2 million or 0.8% from $157.1 million at December 31, 2013. During this period the Company recorded repayments, calls, and maturities of $3.3 million. Sales of securities were $0.5 million with a gross realized loss of $6,000. No purchases were made during this period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $8.0 million or 1.9% to $436.7 million as of March 31, 2014 from $428.7 million at December 31, 2013. Included in this amount were increases in the residential real estate, commercial and industrial, and consumer installment portfolios of $5.5 million, or 2.6%, $2.4 million, or 4.3%, and $1.1 million, or 27.4%, respectively. These amounts were partially offset by decreases in the commercial real estate and construction segments of $0.6 million, or 0.4%, and $0.4, or 1.4%, respectively.

Allowance for loan and lease losses and Asset Quality. The Company maintained the allowance for loan and lease losses at $7.0 million, or 1.6% of total loans, at March 31, 2014. Net loan charge-offs totaled $211,000, or 0.2% of average loans, compared to $360,000, or 0.4%, for the first quarter of 2013. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $180,000, versus $313,000 for the first quarter of 2013.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2014. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 29 TDRs with a total balance of $3.6 million as of March 31, 2014. Nonperforming loans amounted to $10.7 million, or 2.4% of total loans, and $12.3 million, or 2.8% of total loans, at March 31, 2014 and December 31, 2013, respectively. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.4 million as of March 31, 2014, down $2.0 million from $11.4 million at December 31, 2013.

	Asset Quality History

(Dollar amounts in thousands)	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013

Nonperforming loans	$10,741	$12,290	$13,607	$12,869	$13,899
Real estate owned	2,656	2,698	2,719	2,361	2,155

Nonperforming assets	13,397	14,988	16,326	15,230	16,054

Allowance for loan and lease losses	7,015	7,046	7,821	7,749	7,732

Ratios
Nonperforming loans to total loans	2.42%	2.82%	3.25%	3.12%	3.41%
Nonperforming assets to total assets	2.00%	2.32%	2.48%	2.32%	2.41%
Allowance for loan and lease losses to total loans	1.58%	1.62%	1.87%	1.88%	1.90%
Allowance for loan and lease losses to nonperforming loans	65.31%	57.33%	57.48%	60.21%	55.63%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2014, 87.1% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $597.8 million or 97.3% of the Company’s total funding sources at March 31, 2014. Total deposits increased $25.9 million or 4.6% at March 31, 2014 from $568.8 million at December 31, 2013. The increase in deposits is primarily related to the increase in time deposits, interest-bearing demand deposits, noninterest-bearing demand and savings deposits accounts of $15.6 million or 8.9%, $6.9 million or 12.9%, $3.1 million or 3.6%, and $2.5 million or 1.4%, respectively, at March 31, 2014. These increases were partially offset by a decrease in money market accounts of $2.2 million, or 2.8%, respectively, during the three months ended March 31, 2014.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $5.5 million, or 50.8%, to $5.3 million as of March 31, 2014. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $141,000, or 1.2%, for the three months ended March 31, 2014 as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $3.2 million, or 6.0%, to $56.7 million at March 31, 2014 from $53.5 million at December 31, 2013. This growth was the result of increases in accumulated other comprehensive income (“AOCI”) and retained earnings of $1.9 million, or 82.7%, $1.2 million, or 4.5%, respectively. The change to AOCI is due to available-for-sale securities fair value adjustments.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2014, was $1.8 million, a $106,000, or 6.4% increase from the amount earned during the same period in 2013. Diluted earnings per share for the quarter was $0.86 compared to $0.83 for the same period in 2013.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 1.08% and 13.10%, respectively, compared with 1.01% and 12.18% for the same period in 2013.

The Company’s year-to-date earnings were positively impacted by decreases in interest expense and provision for loan losses. This was partially offset by an increase in noninterest expense coupled with decreases in both noninterest income and interest income.

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

Net interest income for the three months ended March 31, 2014 totaled $6.0 million, an increase of 6.6% from that reported in the comparable period of 2013. The net interest margin was 4.20% for the first quarter of 2014, up from the 3.92% reported for the same quarter of 2013. The increase is attributable to lower interest-bearing liability costs, which decreased 28 basis points to 0.81%.

Interest income. Interest income decreased $25,000, or 0.4%, for the three months ended March 31, 2014, compared to the same period in the prior year. This is attributable to decreases in interest earned on taxable investment securities, partially offset by interest and fees on loans.

Interest earned on loans receivable increased $122,000, or 2.2%, for the three months ended March 31, 2014, compared to the same period in the prior year. This increase is attributable to an increase in the average balance of $37.1 million, or 9.1% from March 31, 2013, partially offset by a 35 basis point decline in the average yield.

Interest earned on securities decreased $143,000, or 10.2%, for the three months ended March 31, 2014, compared to the same period in the prior year. The average balance decreased $33.7 million, or 17.7% while the 4.28% yield on the investment portfolio was an increase of 48 basis points, from 3.80%, for the same period in the prior year.

Interest expense. Interest expense decreased $396,000, or 27.7%, for the three months ended March 31, 2014, compared to the same period in the prior year. The decline was mostly attributed to a 28 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. It was further impacted by a decrease in the average balance of interest-bearing liabilities of $15.8 million, or 2.9%, compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $357,000, or 27.5%, for the three months ended March 31, 2014, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.78% from 1.02% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $23.4 million, or 4.6%, to $490.1 million when compared to $513.4 million for the same period in the prior year.

Interest incurred on borrowings decreased $39,000, or 29.6%, for the three months ended March 31, 2014, compared to the same period in the prior year.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $180,000 was recorded for the quarter ended March 31, 2014 compared to $313,000 for the quarter ended March 31, 2013. The year-to-date provision for loan losses was lower due to decreases in nonperforming loans. Nonperforming loans were $10.7 million, or 2.42% of total loans at March 31, 2014 compared with $13.9 million, or 3.41% at March 31, 2013. Net charge-offs were $211,000 for the quarter ended March 31, 2014 compared with $360,000 for the quarter ended March 31, 2013.

Noninterest income. Noninterest income decreased $153,000 for the three months ended March 31, 2014 over the comparable 2013 period. This decrease was largely the result of a decline in net investment security gains of $191,000, or 103.2%, partially offset by an increase in other income of $45,000, or 26.8%. This change in other income was the result of increases in miscellaneous fees and charges of $26,000, or 187.0%, and revenue from investment services of $12,000, or 12.5%.

Noninterest expense. Noninterest expense of $4.2 million for the first quarter of 2013 was 5.7% or $228,000 more than the first quarter of 2013. Other expense and salaries and benefits increased $150,000, or 27.8%, and $145,000, or 7.7% respectively. These were partially offset by decreases in Ohio state franchise tax and other real estate expense of $71,000, or 46.1%, and $43,000, or 40.6%.

Provision for income taxes. The Company recognized $499,000 in income tax expense, which reflected an effective tax rate of 22.1% for the three months ended March 31, 2014, as compared to $482,000 with an effective tax rate of 22.5% for the comparable 2013 period. The increase in the tax provision can be attributed to an increase in income before taxes of $123,000 or 5.8% when compared to the same quarter in the prior year. The increase in income before taxes is attributable to an increase in net interest income after provision for loan losses of $504,000, or 9.6%, partially offset by an increase in total noninterest expense of $228,000, or 5.7%, and a decrease in total noninterest income of $153,000, or 17.6%.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2014, have remained unchanged from December 31, 2013.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended March 31,
	2014			2013
(Dollar amounts in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable	$444,331	$5,694	5.20%	$407,236	$5,572	5.55%
Investment securities (3)	156,775	1,264	4.28%	190,457	1,407	3.80%
Interest-bearing deposits with other banks	11,727	31	1.07%	18,642	35	0.76%
Total interest-earning assets	612,833	6,989	4.88%	616,335	7,014	4.86%
Noninterest-earning assets	46,664			47,713
Total assets	$659,497			$664,048
Interest-bearing liabilities:
Interest-bearing demand deposits	$54,215	42	0.31%	$63,647	58	0.37%
Money market deposits	75,927	76	0.41%	78,659	81	0.42%
Savings deposits	177,044	138	0.32%	177,649	158	0.36%
Certificates of deposit	182,879	684	1.52%	193,476	1,000	2.10%
Borrowings	26,634	93	1.42%	18,839	132	2.84%
Total interest-bearing liabilities	516,699	1,033	0.81%	532,270	1,429	1.09%
Noninterest-bearing liabilities
Other liabilities	88,222			76,600		0.23%
Stockholders' equity	54,576			55,178
Total liabilities and stockholders' equity	$659,497			$664,048
Net interest income		$5,956			$5,585
Interest rate spread (1)			4.07%			3.78%
Net interest margin (2)			4.20%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.61%			115.79%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to interest income for tax-exempt securities were $389 and $378 for 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2014 and 2013, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2014 versus 2013

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$508	$(386)	$122
Investment securities	(316)	173	(143)
Interest-bearing deposits with other banks	(13)	9	(4)
Total interest-earning assets	179	(204)	(25)

Interest-bearing liabilities:
Interest-bearing demand deposits	(9)	(7)	(16)
Money market deposits	(3)	(2)	(5)
Savings deposits	(1)	(19)	(20)
Certificates of deposit	(55)	(261)	(316)
Borrowings	55	(94)	(39)
Total interest-bearing liabilities	(13)	(383)	(396)

Net interest income	$192	$179	$371

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

For the three months ended March 31, 2014, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated statements of Cash Flows.

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

REGULATORY MATTERS

The Company is subject to the regulatory requirements of the Federal Reserve System as a bank holding company. The affiliate bank is subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the State of Ohio, Division of Financial Institutions.

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

The following tables illustrate the Company's and Bank’s capital ratios:

	Middlefield Banc Corp. March 31, 2014		The Middlefield Banking Co. March 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$66,016	14.68%	$64,433	14.37%
For Capital Adequacy Purposes	35,986	8.00	35,863	8.00
To Be Well Capitalized	44,982	10.00	44,829	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$60,376	13.42%	$58,830	13.12%
For Capital Adequacy Purposes	17,993	4.00	17,931	4.00
To Be Well Capitalized	26,989	6.00	26,897	5.00

Tier I Capital
(to Average Assets)

Actual	$60,376	9.29%	$58,830	9.06%
For Capital Adequacy Purposes	25,985	4.00	25,985	4.00
To Be Well Capitalized	32,481	5.00	32,481	5.00

(Dollar amounts in thousands)	Middlefield Banc Corp. December 31, 2013		The Middlefield Banking Co. December 31,2013		Emerald Bank December 31,2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$64,220	14.06%	$53,194	13.77%	$9,482	13.73%
For Capital Adequacy Purposes	36,541	8.00	30,906	8.00	5,514	8.00
To Be Well Capitalized	45,676	10.00	38,632	10.00	6,893	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$58,494	12.81%	$48,364	12.52%	$8,605	12.48%
For Capital Adequacy Purposes	18,270	4.00	15,453	4.00	2,757	4.00
To Be Well Capitalized	27,406	6.00	23,179	6.00	4,136	6.00

Tier I Capital
(to Average Assets)

Actual	$58,494	8.97%	$48,364	8.51%	$8,605	10.92%
For Capital Adequacy Purposes	26,093	4.00	22,735	4.00	3,152	4.00
To Be Well Capitalized	32,617	5.00	28,419	5.00	3,940	5.00

Because of regulatory criticisms of our banking practices relating to capital, asset quality, compliance, and other issues, in the period 2009 through 2013 we made commitments to the Federal Reserve Bank of Cleveland, the FDIC, and the Ohio Division of Financial Institutions, for example committing to maintain total risk-based capital of at least 12% and leverage capital of at least 7.25%, both at Middlefield Banc Corp. and at The Middlefield Banking Company, committing to make improvements in our consumer compliance management systems, and agreeing to specified improvements in our information technology and information security processes. Because of these commitments we had been subject to enhanced regulatory scrutiny of our compliance and to limitations on our potential for expansion. Taking into account our efforts to respond to the regulatory criticisms, our efforts to satisfy these commitments, the simplification of our corporate structure with the January 20, 2014 merger of Emerald Bank into The Middlefield Banking Company, and our improved operating results and asset quality, we resolved the last of the regulatory commitments in the first quarter of 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ASSET AND LIABILITY MANAGEMENT

The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the re-pricing or maturity of interest-earning assets and the re-pricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in a strong asset/liability management process in order to insulate the Company from material and prolonged increases in interest rates. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

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

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation- Given a 200 basis point parallel gradual increase or decrease in market interest rates, net interest income may not change by more than 10% for a one-year period. Given a 100 basis point parallel gradual decrease in market interest rates, net interest income may not change by more than 8% for a one-year period.

Portfolio equity simulation- Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity. Given a 100 basis point immediate and permanent decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 10% of stockholders’ equity.

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2014 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2014 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2014 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(0.11)%	(1.19)%

Portfolio equity - increase (decrease)	(5.47)%	(6.89)%

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

None

Item 1a.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2014

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1	Annual Incentive Plan 2014 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 17, 2014

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: May 13, 2014	By:	/s/Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 13, 2014	By:	/s/Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer