Form 10-Q
period 2014-06-30
MIDDLEFIELD BANC CORP
filed 2014-08-12
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]   NO [√]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class: Common Stock, without par value

Outstanding at August 12, 2014: 2,042,873

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Cash and due from banks	$19,821	$20,926
Federal funds sold	5,756	5,267
Cash and cash equivalents	25,577	26,193
Investment securities available for sale	165,506	157,143
Loans	450,119	435,725
Less allowance for loan and lease losses	7,129	7,046
Net loans	442,990	428,679
Premises and equipment, net	9,927	9,828
Goodwill	4,559	4,559
Core deposit intangible	136	156
Bank-owned life insurance	8,951	8,816
Accrued interest and other assets	10,623	11,716
TOTAL ASSETS	$668,269	$647,090

LIABILITIES
Deposits:
Noninterest-bearing demand	$96,209	$85,905
Interest-bearing demand	58,366	53,741
Money market	73,619	77,473
Savings	178,602	177,303
Time	181,997	174,414
Total deposits	588,793	568,836
Short-term borrowings	6,939	10,809
Other borrowings	11,362	11,609
Accrued interest and other liabilities	2,004	2,363
TOTAL LIABILITIES	609,098	593,617

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,232,283 and 2,221,834 shares issued; 2,042,753 and 2,032,304 shares outstanding	35,266	34,979
Retained earnings	29,780	27,465
Accumulated other comprehensive income (loss)	859	(2,237)
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	59,171	53,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$668,269	$647,090

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$5,575	$5,550	$11,269	$11,122
Interest-bearing deposits in other institutions	9	9	14	17
Federal funds sold	6	4	9	8
Investment securities:
Taxable interest	526	625	1,035	1,299
Tax-exempt interest	783	744	1,538	1,477
Dividends on stock	20	15	43	38
Total interest income	6,919	6,947	13,908	13,961

INTEREST EXPENSE
Deposits	929	1,219	1,869	2,516
Short-term borrowings	38	47	73	99
Other borrowings	32	44	64	90
Trust preferred securities	34	47	60	81
Total interest expense	1,033	1,357	2,066	2,786

NET INTEREST INCOME	5,886	5,590	11,842	11,175

Provision for loan losses	120	300	300	613

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,766	5,290	11,542	10,562

NONINTEREST INCOME
Service charges on deposit accounts	469	511	910	958
Investment securities (losses) gains, net	64	(10)	58	175
Earnings on bank-owned life insurance	68	75	135	143
Other income	256	243	469	411
Total noninterest income	857	819	1,572	1,687

NONINTEREST EXPENSE
Salaries and employee benefits	2,268	1,906	4,284	3,777
Occupancy expense	275	248	596	522
Equipment expense	194	186	414	375
Data processing costs	224	187	438	400
Ohio state franchise tax	93	149	176	303
Federal deposit insurance expense	97	64	229	218
Professional fees	338	291	625	567
(Gain) loss on sale of other real estate owned	75	(13)	70	(5)
Advertising expense	124	111	247	223
Other real estate expense	102	90	165	196
Directors fees	118	133	204	238
Other expense	690	596	1,379	1,135
Total noninterest expense	4,598	3,948	8,827	7,949

Income before income taxes	2,025	2,161	4,287	4,300
Income taxes	414	476	913	958
NET INCOME	$1,611	$1,685	$3,374	$3,342

EARNINGS PER SHARE
Basic	$0.79	$0.84	$1.66	$1.66
Diluted	$0.79	0.83	1.65	1.66

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$1,611	$1,685	$3,374	$3,342

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale securities	1,950	(6,760)	4,749	(8,281)
Tax effect	(663)	2,298	(1,615)	2,815

Reclassification adjustment for investment securities losses (gains) included in net income	(64)	10	(58)	(175)
Tax effect	22	(3)	20	60

Total other comprehensive income (loss)	1,245	(4,455)	3,096	(5,581)

Comprehensive income (loss)	$2,856	$(2,770)	$6,470	$(2,239)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2013	$34,979	$27,465	$(2,237)	$(6,734)	$53,473

Net income		3,374			3,374
Other comprehensive income			3,096		3,096
Dividend reinvestment and purchase plan (10,049 shares)	277				277
Employee Stock Grants (400 shares)	10				10
Cash dividends ($0.52 per share)		(1,059)			(1,059)
Balance, June 30, 2014	$35,266	$29,780	$859	$(6,734)	$59,171

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$3,374	$3,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	613
Investment securities losses (gains), net	(58)	(175)
Depreciation and amortization	373	449
Amortization of premium and discount on investment securities, net	370	457
Accretion of deferred loan fees, net	(141)	(119)
Earnings on bank-owned life insurance	(135)	(143)
Deferred income taxes	(262)	103
(Gain) loss on sale of other real estate owned	70	(5)
Increase in accrued interest receivable	(94)	(88)
Decrease in accrued interest payable	(22)	(32)
Other, net	(797)	(16)
Net cash provided by operating activities	2,978	4,386

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	6,809	12,992
Proceeds from sale of securities	1,494	8,135
Purchases	(12,287)	(15,150)
Increase in loans, net	(14,490)	(5,465)
Proceeds from the sale of other real estate owned	256	465
Purchases of premises and equipment	(444)	(250)
Net cash (used for) provided by investing activities	(18,662)	727

FINANCING ACTIVITIES
Net (decrease) increase in deposits	19,957	(7,916)
Decrease in short-term borrowings, net	(3,870)	(1,131)
Repayment of other borrowings	(247)	(335)
Common stock issuance	-	74
Stock options exercised	-	(115)
Proceeds from dividend reinvestment and purchase plan	287	440
Cash dividends paid	(1,059)	(1,047)
Net cash provided by (used for) financing activities	15,068	(10,030)

Decrease in cash and cash equivalents	(616)	(4,917)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,193	45,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,577	$40,429

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,088	$2,818
Income taxes	1,395	900

Noncash investing transactions:
Transfers from loans to other real estate owned	$20	$975

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

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2013, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U.S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2013 (File No. 000-32561). The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of June 30, 2014 and 2013.

Stock option activity during the six months ended June 30 is as follows:

		Weighted-average		Weighted-average
	2014	Exercise Price	2013	Exercise Price

Outstanding, January 1	58,581	$28.38	79,693	$26.81
Exercised	-	-	(19,761)	24.09
Forfeited	(907)	27.35	-	-

Outstanding, June 30	57,674	28.40	59,932	28.29

Exercisable, June 30	57,674	28.40	59,932	28.29

NOTE 3 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the average shares outstanding. Diluted earnings per share adds the dilutive effects of stock options to average shares outstanding.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average common shares issued	2,227,556	2,206,794	2,225,555	2,198,033

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,038,026	2,017,264	2,036,025	2,008,503

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	6,538	6,697	6,156	8,557

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,044,564	2,023,961	2,042,181	2,017,060

Options to purchase 57,674 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and six months ended June 30, 2014. Of those options, 28,282 were considered dilutive based on the market price exceeding the strike price.

Options to purchase 59,932 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and six months ended June 30, 2013. Of those options, 31,833 were considered dilutive for the three month period based on the market price exceeding the strike price. For the six months ended June 30, 2013, 49,394 options were considered dilutive.

NOTE 4 - FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following six levels:

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

		June 30, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$25,061	$-	$25,061
Obligations of states and political subdivisions	-	98,772	-	98,772
Mortgage-backed securities in government- sponsored entities		37,599		37,599
Private-label mortgage-backed securities	-	3,318	-	3,318
Total debt securities	-	164,750	-	164,750
Equity securities in financial institutions	5	751	-	756
Total	$5	$165,501	$-	$165,506

		December 31, 2013
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$25,763	$-	$25,763
Obligations of states and political subdivisions	-	88,614	-	88,614
Mortgage-backed securities in government- sponsored entities	-	38,323	-	38,323
Private-label mortgage-backed securities	-	3,693	-	3,693
Total debt securities	-	156,393	-	156,393
Equity securities in financial institutions	5	745	-	750
Total	$5	$157,138	$-	$157,143

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of June 30, 2014 or December 31, 2013.

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

		June 30, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$14,029	$14,029
Other real estate owned	-	-	2,392	2,392

		December 31, 2013
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$17,158	$17,158
Other real estate owned	-	-	2,698	2,698

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)			Valuation	Unobservable	Range (Weighted
	Fair Value Estimate		Techniques	Input	Average)
	June 30, 2014	December 31, 2013
Impaired loans	$14,029	$17,158	Appraisal of collateral (1)	Appraisal adjustments (2)	-20%	to	-55.0%	(-28.1%)
Other real estate owned	$2,392	$2,698	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-10.0%	(-7.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted-average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$25,577	$25,577	$-	$-	$25,577
Investment securities available for sale	165,506	5	165,501	-	165,506
Net loans	442,990	-	-	454,824	454,824
Bank-owned life insurance	8,951	8,951		-	8,951
Federal Home Loan Bank stock	1,887	1,887		-	1,887
Accrued interest receivable	2,229	2,229	-	-	2,229

Financial liabilities:
Deposits	$588,793	$406,796	$-	$173,490	$580,286
Short-term borrowings	6,939	6,939	-	-	6,939
Other borrowings	11,362	-	-	11,679	11,679
Accrued interest payable	342	342	-	-	342

	December 31, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$26,193	$26,193	$-	$-	$26,193
Investment securities available for sale	157,143	5	157,138	-	157,143
Net loans	428,679	-	-	430,502	430,502
Bank-owned life insurance	8,816	8,816	-	-	8,816
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,135	2,135	-	-	2,135

Financial liabilities:
Deposits	$568,836	$394,422	$-	$175,854	$570,276
Short-term borrowings	10,809	10,809	-	-	10,809
Other borrowings	11,609	-		11,787	11,787
Accrued interest payable	364	364	-	-	364

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three and six months ended June 30, 2014 and 2013, respectively:

Unrealized gains on
available-for-sale
securities (a)
Balance as of December 31, 2013	$(2,237)
Other comprehensive income before reclassification	1,847
Amount reclassified from accumulated other comprehensive loss	4
Period change	1,851
Balance at March 31, 2014	$(386)

Other comprehensive income before reclassification	1,287
Amount reclassified from accumulated other comprehensive income	(42)
Period change	1,245
Balance at June 30, 2014	$859

Balance as of December 31, 2012	$5,391
Other comprehensive loss before reclassification	(1,004)
Amount reclassified from accumulated other comprehensive loss	(122)
Period change	(1,126)
Balance at March 31, 2013	4,265

Other comprehensive loss before reclassification	(4,462)
Amount reclassified from accumulated other comprehensive loss	7
Period change	(4,455)
Balance at June 30, 2013	$(190)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013, respectively:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in
	For the Three Months Ended		the Statement Where
	June 30,		Net Income is
Details about other comprehensive income	2014	2013	Presented
Unrealized gains on available-for-sale securities
	$64	$(10)	Investment securities gains, net
	(22)	3	Income taxes
	$42	$(7)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in
	For the Six Months Ended		the Statement Where
	June 30,		Net Income is
Details about other comprehensive income	2014	2013	Presented
Unrealized gains on available-for-sale securities
	$58	$175	Investment securities gains, net
	(20)	(60)	Income taxes
	$38	$115	Net of tax

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$25,665	$245	$(849)	$25,061
Obligations of states and political subdivisions:
Taxable	2,957	122	-	3,079
Tax-exempt	94,530	2,852	(1,689)	95,693
Mortgage-backed securities in government-sponsored entities	37,279	813	(493)	37,599
Private-label mortgage-backed securities	3,026	292	-	3,318
Total debt securities	163,457	4,324	(3,031)	164,750
Equity securities in financial institutions	750	6	-	756
Total	$164,207	$4,330	$(3,031)	$165,506

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$27,289	$135	$(1,661)	$25,763
Obligations of states and political subdivisions:
Taxable	3,787	46	(38)	3,795
Tax-exempt	86,524	1,562	(3,267)	84,819
Mortgage-backed securities in government-sponsored entities	38,816	535	(1,028)	38,323
Private-label mortgage-backed securities	3,366	327	-	3,693
Total debt securities	159,782	2,605	(5,994)	156,393
Equity securities in financial institutions	750	-	-	750
Total	$160,532	$2,605	$(5,994)	$157,143

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$684	$694
Due after one year through five years	4,774	4,996
Due after five years through ten years	23,549	23,871
Due after ten years	134,450	135,189
Total	$163,457	$164,750

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three and six months ended June 30 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$980	$533	$1,494	$8,135
Gross realized gains	64	-	64	204
Gross realized losses	-	(10)	(6)	(29)

Investment securities with an approximate carrying value of $65.8 million and $66.3 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$16,599	$(849)	$16,599	$(849)
Obligations of states and political subdivisions	9,511	(104)	19,616	(1,585)	29,127	(1,689)
Mortgage-backed securities in government-sponsored entities	1,075	(3)	20,334	(490)	21,409	(493)
Total	$10,586	$(107)	$56,549	$(2,924)	$67,135	$(3,031)

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$13,130	$(929)	$7,166	$(732)	$20,295	$(1,661)
Obligations of states and political subdivisions
Taxable	1,301	(38)	-	-	1,301	(38)
Tax-exempt	26,743	(2,883)	2,678	(383)	29,421	(3,267)
Mortgage-backed securities in government-sponsored entities	18,082	(757)	5,248	(271)	23,330	(1,028)
Total	$59,255	$(4,608)	$15,092	$(1,386)	$74,347	$(5,994)

There were 86 securities considered temporarily impaired at June 30, 2014.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 98% of the total available-for-sale portfolio as of June 30, 2014 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company’s assessment was concentrated mainly on private-label collateralized mortgage obligations of approximately $3.0 million for which the Company evaluates credit losses on a quarterly basis. The gross unrealized gain position related to these private-label collateralized mortgage obligations amounted to $292,000 on June 30, 2014. The Company considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three and six months ended June 30, 2014 and 2013, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2014 or December 31, 2013 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2014	2013

Commercial and industrial	$55,577	$54,498
Real estate - construction	26,615	25,601
Real estate - mortgage:
Residential	219,229	210,310
Commercial	142,505	141,171
Consumer installment	6,193	4,145
	450,119	435,725
Less allowance for loan and lease losses	7,129	7,046
Net loans	$442,990	$428,679

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
June 30, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,675	$3,587	$5,067	$4,946	$12	$15,287
Collectively evaluated for impairment	53,902	23,028	214,162	137,559	6,181	434,832
Total loans	$55,577	$26,615	$219,229	$142,505	$6,193	$450,119

			Real Estate- Mortgage
December 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,891	$4,011	$5,882	$7,175	$6	$18,965
Collectively evaluated for impairment	52,607	21,590	204,428	133,996	4,139	416,760
Total loans	$54,498	$25,601	$210,310	$141,171	$4,145	$435,725

			Real Estate- Mortgage
June 30, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$87	$141	$858	$169	$3	$1,258
Collectively evaluated for impairment	509	282	3,272	1,756	52	5,871
Total ending allowance balance	$596	$423	$4,130	$1,925	$55	$7,129

			Real Estate- Mortgage
December 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$179	$210	$855	$563	$-	$1,807
Collectively evaluated for impairment	435	366	2,809	1,607	22	5,239
Total ending allowance balance	$614	$576	$3,664	$2,170	$22	$7,046

The commercial real estate loans individually evaluated for impairment declined during the period ended June 30, 2014 mostly due to the payoff of a $2.1 million relationship.

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance.  The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate, and Consumer Installment Loans.  The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following methods:  (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs.  The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method.  The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2014
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,375	$1,375	$-
Real estate - construction	2,965	2,965	-
Real estate - mortgage:
Residential	1,821	1,966	-
Commercial	4,092	4,092	-
Consumer installment	5	5	-
Total	$10,258	$10,403	$-

With an allowance recorded:
Commercial and industrial	$300	$300	$87
Real estate - construction	622	622	141
Real estate - mortgage:
Residential	3,246	3,312	858
Commercial	854	854	169
Consumer installment	7	7	3
Total	$5,029	$5,095	$1,258

Total:
Commercial and industrial	$1,675	$1,675	$87
Real estate - construction	3,587	3,587	141
Real estate - mortgage:
Residential	5,067	5,278	858
Commercial	4,946	4,946	169
Consumer installment	12	12	3
Total	$15,287	$15,498	$1,258

December 31, 2013
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,357	$1,357	$-
Real estate - construction	124	124	-
Real estate - mortgage:
Residential	2,704	2,892	-
Commercial	5,093	5,093	-
Consumer installment	6	6	-
Total	$9,284	$9,472	$-

With an allowance recorded:
Commercial and industrial	$534	$534	$179
Real estate - construction	3,887	3,887	210
Real estate - mortgage:
Residential	3,178	3,217	855
Commercial	2,082	2,082	563
Consumer installment	-	-	-
Total	$9,681	$9,720	$1,807

Total:
Commercial and industrial	$1,891	$1,891	$179
Real estate - construction	4,011	4,011	210
Real estate - mortgage:
Residential	5,882	6,109	855
Commercial	7,175	7,175	563
Consumer installment	6	6	-
Total	$18,965	$19,192	$1,807

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,117	$12	$2,140	$49
Real estate - construction	3,653	40	3,683	81
Real estate - mortgage:
Residential	5,153	45	5,229	102
Commercial	5,387	83	5,758	158
Consumer installment	14	-	13	-

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,643	$15	$2,687	$70
Real estate - construction	3,850	58	3,499	95
Real estate - mortgage:
Residential	5,274	69	4,937	143
Commercial	6,669	106	6,018	216
Consumer installment	14	1	18	1

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit loss.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships $200,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company has an experienced Loan Review Department that continually reviews and assesses loans within the portfolio.  The Company engages an external consultant to conduct loan reviews on a semi-annual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The primary risk of commercial and industrial loans is the current economic uncertainties. C&I loans are, by nature, secured by less substantial collateral than real estate-secured loans. The primary risk of real estate construction loans is potential delays and /or disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties along with the slow recovery in the housing market. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
June 30, 2014
Commercial and industrial	$53,337	$737	$1,460	$43	$55,577
Real estate - construction	25,993	-	622	-	26,615
Real estate - mortgage:
Residential	207,164	912	11,153	-	219,229
Commercial	136,490	2,032	3,983	-	142,505
Consumer installment	6,179	-	14	-	6,193
Total	$429,163	$3,681	$17,232	$43	$450,119

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2013
Commercial and industrial	$52,078	$772	$1,605	$43	$54,498
Real estate - construction	24,052	907	642	-	25,601
Real estate - mortgage:
Residential	198,479	774	11,057	-	210,310
Commercial	132,931	2,232	6,008	-	141,171
Consumer installment	4,129	-	16	-	4,145
Total	$411,669	$4,685	$19,328	$43	$435,725

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against principal according to management’s shadow accounting system.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
June 30, 2014

Commercial and industrial	$53,809	$703	$575	$20	$1,298	$469	$55,577
Real estate - construction	25,995	620	-	-	620	-	26,615
Real estate - mortgage:
Residential	210,073	1,283	415	97	1,796	7,360	219,229
Commercial	141,466	130	-	-	130	909	142,505
Consumer installment	6,153	25	2	-	27	13	6,193
Total	$437,497	$2,762	$992	$117	$3,871	$8,751	$450,119

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
December 31, 2013

Commercial and industrial	$53,366	$521	$359	$38	$918	$214	$54,498
Real estate - construction	24,945	17	639	-	656	-	25,601
Real estate - mortgage:
Residential	200,041	2,079	481	143	2,703	7,566	210,310
Commercial	139,730	598	100	-	698	743	141,171
Consumer installment	4,083	38	16	-	54	8	4,145
Total	$422,165	$3,253	$1,595	$181	$5,029	$8,531	$435,725

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2013	$614	$576	$3,664	$2,170	$22	$7,046
Charge-offs	(92)	-	(457)	-	(35)	(584)
Recoveries	65	60	195	40	7	367
Provision	9	(213)	728	(285)	61	300
ALLL balance at June 30, 2014	$596	$423	$4,130	$1,925	$55	$7,129

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2012	$1,732	$1,123	$2,872	$1,991	$61	$7,779
Charge-offs	(325)	(190)	(345)	-	(36)	(896)
Recoveries	92	33	71	46	11	253
Provision	(624)	226	1,028	(32)	15	613
ALLL balance at June 30, 2013	$875	$1,192	$3,626	$2,005	$51	$7,749

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2014	$867	$488	$3,726	$1,862	$72	$7,015
Charge-offs	(80)	-	(141)	-	(12)	(233)
Recoveries	64	60	58	40	5	227
Provision	(255)	(125)	487	23	(10)	120
ALLL balance at June 30, 2014	$596	$423	$4,130	$1,925	$55	$7,129

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2013	$1,229	$1,047	$3,207	$2,201	$47	$7,731
Charge-offs	-	(128)	(279)	-	(19)	(426)
Recoveries	92	-	47	-	5	144
Provision	(446)	273	651	(196)	18	300
ALLL balance at June 30, 2013	$875	$1,192	$3,626	$2,005	$51	$7,749

The real estate construction provision, for the period ended June 30, 2014, was mostly impacted by an improvement in risk rating to a relationship with a specific reserve of $113,000. The increased residential portfolio provision was mostly related to an increase in the loss ratio of 24 basis points. The negative commercial real estate provision was largely driven by the payoff of a relationship with a specific reserve of $352,000.

The following tables summarize troubled debt restructurings and subsequent defaults (in thousands):

	For the three months ended
	June 30, 2014				June 30, 2013
	Number of Contracts			Pre-Modification	Number of Contracts		Pre-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Term Modification	Total	Outstanding Recorded Investment
Commercial and industrial	1	-	1	$7	-	-	$-
Real estate- mortgage:
Commercial	1	-	1	73	-	-	-
Consumer	-	-	-	-	1	1	7

	For the six months ended
	June 30, 2014				June 30, 2013
	Number of Contracts			Pre-Modification	Number of Contracts		Pre-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Term Modification	Total	Outstanding Recorded Investment
Commercial and industrial	1	-	1	$7	5	5	$742
Real estate- mortgage:
Residential	1	-	1	49	2	2	383
Commercial	1	-	1	73	-	-	-
Consumer	-	1	1	7	1	1	644

There were no changes to the recorded investment post modification. No TDRs, modified in the past twelve months, subsequently defaulted in the three and six months ended June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2014 quarter at $668.3 million, an increase of $21.2 million or 3.3% from December 31, 2013. For the same time period, cash and cash equivalents decreased $0.6 million, or 2.4% while loans increased $14.3 million, or 3.3%. Total liabilities increased $15.5 million, or 2.6% while stockholders’ equity grew $5.7 million, or 10.7%.

Cash on hand and due from banks. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents decreased $0.6 million at June 30, 2014 from $26.2 million at December 31, 2013. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on June 30, 2014 totaled $165.5 million, an increase of $8.4 million or 5.3% from $157.1 million at December 31, 2013. During this period the Company recorded repayments, calls, and maturities of $6.8 million. Sales of securities were $1.5 million with a net realized gain of $58,000. Purchases for the period were $12.3 million.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $14.3 million or 3.3% to $443.0 million as of June 30, 2014 from $428.7 million at December 31, 2013. Included in this amount were increases in the residential real estate and consumer installment portfolios of $8.9 million, or 4.2%, and $2.0 million, or 49.4%, respectively. The commercial real estate, commercial and industrial, and real estate construction portfolios also increased by $1.3 million, $1.1 million, and $1.0 million, respectively.

Allowance for loan and lease losses and Asset Quality. The Company increased the allowance for loan and lease losses to $7.1 million, or 1.6% of total loans, at June 30, 2014. For the three months ended June 30, 2014, net loan charge-offs totaled $6,000, or 0.01% of average loans, compared to $283,000, or 0.3%, for the second quarter of 2013. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $120,000, versus $300,000 for the first half of 2014. For the six months ended June 30, 2014, net loan charge-offs totaled $217,000, or 0.1% of average loans, compared to $643,000, or 0.3%, for the second quarter of 2013. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $300,000, versus $613,000 for the first half of 2013.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2014. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 29 TDRs with a total balance of $3.3 million as of June 30, 2014. Nonperforming loans amounted to $10.5 million, or 2.3% of total loans, and $12.3 million, or 2.8% of total loans, at June 30, 2014 and December 31, 2013, respectively. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.7 million as of June 30, 2014, down $1.7 million from $11.4 million at December 31, 2013.

	Asset Quality History

(Dollar amounts in thousands)	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013

Nonperforming loans	$10,506	$10,741	$12,290	$13,607	$12,869
Real estate owned	2,392	2,656	2,698	2,719	2,361

Nonperforming assets	12,898	13,397	14,988	16,326	15,230

Allowance for loan and lease losses	7,129	7,015	7,046	7,821	7,749

Ratios
Nonperforming loans to total loans	2.33%	2.42%	2.82%	3.25%	3.12%
Nonperforming assets to total assets	1.93%	2.00%	2.32%	2.48%	2.32%
Allowance for loan and lease losses to total loans	1.58%	1.58%	1.62%	1.87%	1.88%
Allowance for loan and lease losses to nonperforming loans	67.85%	65.31%	57.33%	57.48%	60.21%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2014, 92.6% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. In response to the performance of the Company’s loan portfolio after the Great Recession, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $588.8 million or 97.0% of the Company’s total funding sources at June 30, 2014. Total deposits increased $20.0 million or 3.5% at June 30, 2014 from $568.8 million at December 31, 2013. The increase in deposits is primarily related to the increase in noninterest-bearing demand, time, and interest-bearing demand deposit accounts of $10.3 million or 12.0%, $7.6 million or 4.3%, and $4.6 million or 8.6%, respectively, at June 30, 2014. These increases were partially offset by a decrease in money market accounts of $3.9 million, or 5.0%, respectively, during the six months ended June 30, 2014.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $3.9 million, or 35.8%, to $6.9 million as of June 30, 2014. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $247,000, or 2.1%, for the six months ended June 30, 2014 as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $5.7 million, or 10.7%, to $59.2 million at June 30, 2014 from $53.5 million at December 31, 2013. This growth was the result of increases in accumulated other comprehensive income (“AOCI”) and retained earnings of $3.1 million, or 138.4%, $2.3 million, or 8.4%, respectively. The change to AOCI is due to available-for-sale securities fair value adjustments.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2014, was $1.6 million, a $74,000, or 4.4% decrease from the amount earned during the same period in 2013. Diluted earnings per share for the quarter was $0.79 compared to $0.83 for the same period in 2013. Net income for the six months ended June 30, 2014, was $3.4 million, a $32,000, or 1.0% increase from the amount earned during the same period in 2013. Diluted earnings per share for the quarter was $1.65 compared to $1.66 for the same period in 2013.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.96% and 11.58%, respectively, compared with 1.02% and 12.47% for the same period in 2013. The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the six month period were 1.02% and 12.33%, respectively, compared with 1.02% and 12.32% for the same period in 2013.

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

Net interest income for the three months ended June 30, 2014 totaled $5.8 million, an increase of 5.3% from that reported in the comparable period of 2013. The net interest margin was 4.04% for the quarter of 2014, up from the 3.88% reported for the same quarter of 2013. The increase is attributable to lower interest-bearing liability costs, which decreased 24 basis points to 0.80%. Net interest income for the six months ended June 30, 2014 totaled $11.8 million, an increase of 6.0% from that reported in the comparable period of 2013. The net interest margin was 4.12% for the first half of 2014, up from the 3.90% reported for the same period of 2013. The increase is attributable to lower interest-bearing liability costs, which decreased 25 basis points to 0.81%.

Interest income. Interest income decreased $28,000, or 0.4%, for the three months ended June 30, 2014, compared to the same period in the prior year. This is attributable to decreases in interest earned on taxable investment securities, partially offset by tax-exempt interest and interest and fees on loans. Interest income decreased $53,000, or 0.4%, for the six months ended June 30, 2014, compared to the same period in the prior year. This is attributable to decreases in interest earned on taxable investment securities, partially offset by interest and fees on loans.

Interest earned on loans receivable increased $25,000, or 0.5%, for the three months ended June 30, 2014, compared to the same period in the prior year. This increase is attributable to an increase in the average balance of $37.2 million, or 9.1% from June 30, 2013, partially offset by a 43 basis point decline in the average yield. Interest earned on loans receivable increased $147,000, or 1.3%, for the six months ended June 30, 2014, compared to the same period in the prior year. This increase is attributable to an increase in the average balance of $37.2 million, or 9.1% from June 30, 2013, partially offset by a 39 basis point decline in the average yield.

Interest earned on securities decreased $60,000, or 4.4%, for the three months ended June 30, 2014, compared to the same period in the prior year. The average balance decreased $26.7 million, or 14.2% while the 4.24% yield on the investment portfolio was an increase of 51 basis points, from 3.73%, for the same period in the prior year. Interest earned on securities decreased $203,000, or 7.3%, for the six months ended June 30, 2014, compared to the same period in the prior year. The average balance decreased $30.2 million, or 15.9% while the 4.26% yield on the investment portfolio was an increase of 50 basis points, from 3.76%, for the same period in the prior year.

Interest expense. Interest expense decreased $324,000, or 23.9%, for the three months ended June 30, 2014, compared to the same period in the prior year. The decline was mostly attributed to a 24 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. It was further impacted by a decrease in the average balance of money market deposits of $4.6 million, or 5.8%, compared to the same period in the prior year. Interest expense decreased $720,000, or 25.8%, for the six months ended June 30, 2014, compared to the same period in the prior year. The decline was mostly attributed to a 25 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. It was further impacted by a decrease in the average balance of interest-bearing liabilities of $10.4 million, or 2.0%, compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $290,000, or 23.8%, for the three months ended June 30, 2014, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.74% from 0.97% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $3.6 million, or 0.7%, to $501.6 million when compared to $505.2 million for the same period in the prior year. Interest incurred on deposits declined $647,000, or 25.7%, for the six months ended June 30, 2014, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.76% from 1.00% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $13.5 million, or 2.7%, to $495.9 million when compared to $509.3 million for the same period in the prior year.

Interest incurred on borrowings decreased $34,000, or 24.6%, for the three months ended June 30, 2014, compared to the same period in the prior year. Interest incurred on borrowings decreased $73,000, or 27.0%, for the six months ended June 30, 2014, compared to the same period in the prior year.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $120,000 was recorded for the quarter ended June 30, 2014 compared to $300,000 for the quarter ended June 30, 2013. The provision for loan losses was lower due to decreases in nonperforming loans. Nonperforming loans were $10.5 million, or 2.3% of total loans at June 30, 2014 compared with $12.9 million, or 3.1% at June 30, 2013. Net charge-offs were $6,000 for the quarter ended June 30, 2014 compared with $283,000 for the quarter ended June 30, 2013. A provision for loan losses of $300,000 was recorded for the six months ended June 30, 2014 compared to $613,000 for the same period in June 30, 2013. Net charge-offs were $217,000 for the six months ended June 30, 2014 compared with $643,000 for the same period ended June 30, 2013.

Noninterest income. Noninterest income increased $38,000 for the three months ended June 30, 2014 over the comparable 2013 period. This increase was largely the result of an increase in net investment security gains of $74,000, partially offset by a decrease in service charges on deposit account of $42,000, or 8.2%. Noninterest income decreased $115,000 for the six months ended June 30, 2014 over the comparable 2013 period. This decrease was largely the result of a decline in net investment security gains of $117,000, or 66.9%, partially offset by an increase in other income of $58,000, or 14.1%. This change in other income was the result of increases in miscellaneous fees and charges of $25,000, or 54.5%, and check order fees of $18,000, or 155.6%.

Noninterest expense. Noninterest expense of $4.6 million for the second quarter of 2014 was 16.5% or $650,000 more than the second quarter of 2013. Salaries and benefits and other expense increased $362,000, or 19.0%, and $94,000, or 15.8% respectively. These were partially offset by a decrease in Ohio state franchise tax of $56,000, or 37.6%. Noninterest expense of $8.8 million for the six months ended June 30, 2014 was 11.0% or $878,000 more than the same period in 2013. Salaries and benefits and other expense increased $507,000, or 13.4%, and $244,000, or 21.5% respectively. These were partially offset by decreases in Ohio state franchise tax of $127,000, or 41.9%.

Provision for income taxes. The Company recognized $414,000 in income tax expense, which reflected an effective tax rate of 20.4% for the three months ended June 30, 2014, as compared to $476,000 with an effective tax rate of 22.0% for the comparable 2013 period. The Company recognized $913,000 in income tax expense, which reflected an effective tax rate of 21.3% for the six months ended June 30, 2014, as compared to $958,000 with an effective tax rate of 22.3% for the comparable 2013 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2014, have remained unchanged from December 31, 2013.

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

	For the Three Months Ended June 30,
	2014			2013

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$446,478	5,575	5.01%	$409,229	$5,550	5.44%
Investment securities (3)	161,802	1,309	4.24%	188,541	1,369	3.73%
Interest-bearing deposits with other banks	15,727	35	0.89%	19,120	28	0.59%
Total interest-earning assets	624,007	6,919	4.45%	616,890	6,947	4.77%
Noninterest-earning assets	47,032			44,911
Total assets	$671,039			$661,801
Interest-bearing liabilities:
Interest-bearing demand deposits	$61,224	50	0.33%	$61,612	53	0.35%
Money market deposits	74,675	74	0.40%	79,253	75	0.38%
Savings deposits	178,832	141	0.32%	178,901	151	0.34%
Certificates of deposit	186,915	664	1.42%	185,468	940	2.03%
Borrowings	16,253	104	2.57%	17,931	138	3.09%
Total interest-bearing liabilities	517,899	1,033	0.80%	523,165	1,357	1.04%
Noninterest-bearing liabilities
Other liabilities	97,335			84,437
Stockholders' equity	55,805			54,199
Total liabilities and stockholders' equity	$671,039			$661,801
Net interest income		$5,886			$5,590
Interest rate spread (1)			3.65%			3.73%
Net interest margin (2)			4.04%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.49%			117.91%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $389 and $378 for the three months ended June 30 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended June 30, 2014 and 2013, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2014 versus 2013

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$505	$(480)	$25
Investment securities	(249)	189	(60)
Interest-bearing deposits with other banks	(5)	12	7
Total interest-earning assets	251	(279)	(28)

Interest-bearing liabilities:
Interest-bearing demand deposits	-	(3)	(3)
Money market deposits	(4)	3	(1)
Savings deposits	-	(10)	(10)
Certificates of deposit	7	(283)	(276)
Borrowings	(13)	(21)	(34)
Total interest-bearing liabilities	(10)	(314)	(324)

Net interest income	$261	$35	$296

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

	For the Six Months Ended June 30,
	2014			2013

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$445,404	$11,269	5.10%	$408,232	$11,122	5.49%
Investment securities (3)	159,288	2,573	4.26%	189,499	2,776	3.76%
Interest-bearing deposits with other banks	13,727	66	0.97%	18,881	63	0.67%
Total interest-earning assets	618,419	13,908	4.79%	616,612	13,961	4.81%
Noninterest-earning assets	46,849			46,393
Total assets	$665,268			$663,005
Interest-bearing liabilities:
Interest-bearing demand deposits	$57,719	92	0.32%	$62,630	111	0.36%
Money market deposits	75,301	150	0.40%	78,956	156	0.40%
Savings deposits	177,938	279	0.32%	178,275	309	0.35%
Certificates of deposit	184,897	1,348	1.47%	189,472	1,940	2.06%
Borrowings	21,443	197	1.85%	18,385	270	2.96%
Total interest-bearing liabilities	517,298	2,066	0.81%	527,718	2,786	1.06%
Noninterest-bearing liabilities
Other liabilities	92,779			80,600
Stockholders' equity	55,191			54,687
Total liabilities and stockholders' equity	$665,268			$663,005
Net interest income		$11,842			$11,175
Interest rate spread (1)			3.99%			3.75%
Net interest margin (2)			4.12%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.55%			116.84%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $792 and $761 for the six months ended June 30 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2014 and 2013, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2014 versus 2013

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,013	$(866)	$147
Investment securities	(564)	361	(203)
Interest-bearing deposits with other banks	(17)	20	3
Total interest-earning assets	432	(485)	(53)

Interest-bearing liabilities:
Interest-bearing demand deposits	(9)	(10)	(19)
Money market deposits	(7)	1	(6)
Savings deposits	(1)	(29)	(30)
Certificates of deposit	(47)	(545)	(592)
Borrowings	45	(118)	(73)
Total interest-bearing liabilities	(19)	(701)	(720)

Net interest income	$451	$216	$667

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

For the six months ended June 30, 2014, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

The following tables illustrate the Company's and Bank’s capital ratios:

	Middlefield Banc Corp.		The Middlefield Banking Co.
	June 30,		June 30,
	2014		2014
	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$67,469	14.45%	$65,748	14.09%
For Capital Adequacy Purposes	37,344	8.00	37,326	8.00
To Be Well Capitalized	46,680	10.00	46,658	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$61,618	13.20%	$59,919	12.84%
For Capital Adequacy Purposes	18,672	4.00	18,663	4.00
To Be Well Capitalized	28,008	6.00	27,995	5.00

Tier I Capital
(to Average Assets)

Actual	$61,618	9.31%	$59,919	9.05%
For Capital Adequacy Purposes	26,482	4.00	26,482	4.00
To Be Well Capitalized	33,102	5.00	33,102	5.00

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	December 31,		December 31,		December 31,
	2014		2014		2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$64,220	14.06%	$53,194	13.77%	$9,482	13.76%
For Capital Adequacy Purposes	36,541	8.00	30,906	8.00	5,514	8.00
To Be Well Capitalized	45,676	10.00	38,632	10.00	6,893	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$58,494	12.81%	$48,364	12.52%	$8,605	12.48%
For Capital Adequacy Purposes	18,270	4.00	15,453	4.00	2,757	4.00
To Be Well Capitalized	27,406	6.00	23,179	6.00	4,136	6.00

Tier I Capital
(to Average Assets)

Actual	$58,494	8.97%	$48,364	8.51%	$8,605	10.92%
For Capital Adequacy Purposes	26,093	4.00	22,735	4.00	3,152	4.00
To Be Well Capitalized	32,617	5.00	28,419	5.00	3,940	5.00

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2014 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2014 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2014 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - decrease	(0.11)%	(1.19)%

Portfolio equity - decrease	(6.99)%	(7.52)%

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

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2014

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

MIDDLEFIELD BANC CORP.

Date: August 12, 2014	By:	/s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 12, 2014	By:	/s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer