Form 10-Q
period 2014-09-30
MIDDLEFIELD BANC CORP
filed 2014-11-04
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Class: Common Stock, without par value

Outstanding at November 4, 2014: 2,048,883

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and due from banks	$21,486	$20,926
Federal funds sold	7,816	5,267
Cash and cash equivalents	29,302	26,193
Investment securities available for sale	156,021	157,143
Loans held for sale	201	-
Loans	468,007	435,725
Less allowance for loan and lease losses	7,288	7,046
Net loans	460,719	428,679
Premises and equipment, net	9,916	9,828
Goodwill	4,559	4,559
Core deposit intangible	126	156
Bank-owned life insurance	9,022	8,816
Accrued interest and other assets	10,396	11,716
TOTAL ASSETS	$680,262	$647,090

LIABILITIES
Deposits:
Noninterest-bearing demand	$105,788	$85,905
Interest-bearing demand	62,958	53,741
Money market	76,157	77,473
Savings	177,408	177,303
Time	177,709	174,414
Total deposits	600,020	568,836
Short-term borrowings	5,131	10,809
Other borrowings	11,105	11,609
Accrued interest and other liabilities	2,491	2,363
TOTAL LIABILITIES	618,747	593,617

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,238,337 and 2,221,834 shares issued; 2,048,807 and 2,032,304 shares outstanding	35,455	34,979
Retained earnings	31,169	27,465
Accumulated other comprehensive income (loss)	1,625	(2,237)
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	61,515	53,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$680,262	$647,090

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$5,646	$5,754	$16,915	16,876
Interest-bearing deposits in other institutions	5	6	19	23
Federal funds sold	2	4	11	12
Investment securities:
Taxable interest	441	610	1,476	1,909
Tax-exempt interest	798	782	2,336	2,259
Dividends on stock	19	18	62	56
Total interest income	6,911	7,174	20,819	21,135

INTEREST EXPENSE
Deposits	898	1,170	2,767	3,686
Short-term borrowings	38	42	111	141
Other borrowings	30	41	94	131
Trust preferred securities	33	75	93	156
Total interest expense	999	1,328	3,065	4,114

NET INTEREST INCOME	5,912	5,846	17,754	17,021

Provision for loan losses	70	153	370	766

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,842	5,693	17,384	16,255

NONINTEREST INCOME
Service charges on deposit accounts	489	510	1,399	1,468
Investment securities gains, net	190	-	248	175
Earnings on bank-owned life insurance	71	66	206	209
Gain on sale of loans	20	-	20	-
Other income	220	232	689	643
Total noninterest income	990	808	2,562	2,495

NONINTEREST EXPENSE
Salaries and employee benefits	2,144	1,872	6,428	5,649
Occupancy expense	272	273	868	795
Equipment expense	296	228	710	603
Data processing costs	251	209	689	609
Ohio state franchise tax	93	164	269	467
Federal deposit insurance expense	132	135	361	353
Professional fees	189	316	814	883
(Gain) loss on sale of other real estate owned	49	(35)	119	(40)
Advertising expense	120	113	367	336
Other real estate expense	91	128	256	324
Directors fees	99	77	303	315
Other expense	649	635	2,028	1,770
Total noninterest expense	4,385	4,115	13,212	12,064

Income before income taxes	2,447	2,386	6,734	6,686
Income taxes	529	521	1,442	1,479
NET INCOME	$1,918	$1,865	$5,292	$5,207

EARNINGS PER SHARE
Basic	$0.94	$0.92	$2.60	$2.59
Diluted	$0.93	0.92	2.59	2.58

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,918	$1,865	$5,292	$5,207

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale securities	1,351	(2,277)	6,100	(10,558)
Tax effect	(459)	774	(2,074)	3,589

Reclassification adjustment for investment securities gains included in net income	(190)	-	(248)	(175)
Tax effect	64	-	84	60

Total other comprehensive income (loss)	766	(1,503)	3,862	(7,084)

Comprehensive income (loss)	$2,684	$362	$9,154	$(1,877)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2013	$34,979	$27,465	$(2,237)	$(6,734)	$53,473

Net income		5,292			5,292
Other comprehensive income			3,862		3,862
Dividend reinvestment and purchase plan (16,103 shares)	469				469
Stock options exercised	(3)				(3)
Employee stock awards (400 shares)	10				10
Cash dividends ($0.78 per share)		(1,588)			(1,588)
Balance, September 30, 2014	$35,455	$31,169	$1,625	$(6,734)	$61,515

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$5,292	$5,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	370	766
Investment securities gains, net	(248)	(175)
Depreciation and amortization	619	786
Amortization of premium and discount on investment securities, net	567	721
Accretion of deferred loan fees, net	(208)	(203)
Gain on sale of loans	(20)	-
Loans originated for sale	(926)	-
Proceeds from sale of loans	745	-
Earnings on bank-owned life insurance	(206)	(209)
Deferred income taxes	(323)	161
Loss (gain) on sale of other real estate owned	119	(40)
Increase in accrued interest receivable	(297)	(402)
Decrease in accrued interest payable	(26)	(28)
Compensation expense from stock awards	10	-
Other, net	65	473
Net cash provided by operating activities	5,533	7,057

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	10,560	20,103
Proceeds from sale of securities	8,382	8,136
Purchases	(12,287)	(25,815)
Increase in loans, net	(32,772)	(12,841)
Proceeds from the sale of other real estate owned	475	860
Purchases of premises and equipment	(662)	(476)
Net cash used for by investing activities	(26,304)	(10,033)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	31,184	(14,113)
(Decrease) increase in short-term borrowings, net	(5,678)	5,676
Repayment of other borrowings	(504)	(709)
Common stock issuance	-	74
Stock options exercised	(3)	(126)
Proceeds from dividend reinvestment and purchase plan	469	590
Cash dividends paid	(1,588)	(1,569)
Net cash provided by (used for) financing activities	23,880	(10,177)

Increase (decrease) in cash and cash equivalents	3,109	(13,153)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,193	45,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,302	$32,193

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,091	$4,142
Income taxes	1,845	1,100

Noncash investing transactions:
Transfers from loans to other real estate owned	$570	$1,693

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of September 30, 2014 and 2013.

Stock option activity during the nine months ended September 30 is as follows:

		Weighted-average		Weighted-average
	2014	Exercise Price	2013	Exercise Price

Outstanding, January 1	58,581	$28.38	79,693	$26.81
Exercised	(1,735)	30.45	(21,112)	24.11
Forfeited	(907)	27.35	-	-

Outstanding, September 30	55,939	28.34	58,581	26.38

Exercisable, September 30	55,939	28.34	58,581	26.38

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted-average common shares issued	2,233,654	2,212,020	2,228,502	2,202,747

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,044,124	2,022,490	2,038,972	2,013,217

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	7,888	6,930	6,688	7,981

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,052,012	2,029,420	2,045,660	2,021,198

Options to purchase 55,939 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the nine months ended September 30, 2014. Of those options, 28,282 were considered dilutive. For the three months ended September 30, 2014, 27,375 were considered dilutive based on the market price exceeding the strike price.

Options to purchase 58,581 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the nine months ended September 30, 2013. Of those options, 49,394 were considered dilutive. For the three months ended September 30, 2013, 29,633 were considered dilutive based on the market price exceeding the strike price.

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

		September 30, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$22,883	$-	$22,883
Obligations of states and political subdivisions	-	99,249	-	99,249
Mortgage-backed securities in government- sponsored entities		29,984		29,984
Private-label mortgage-backed securities	-	3,122	-	3,122
Total debt securities	-	155,238	-	155,238
Equity securities in financial institutions	33	750	-	783
Total	$33	$155,988	$-	$156,021

		December 31, 2013
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$25,763	$-	$25,763
Obligations of states and political subdivisions	-	88,614	-	88,614
Mortgage-backed securities in government- sponsored entities	-	38,323	-	38,323
Private-label mortgage-backed securities	-	3,693	-	3,693
Total debt securities	-	156,393	-	156,393
Equity securities in financial institutions	5	745	-	750
Total	$5	$157,138	$-	$157,143

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of September 30, 2014 or December 31, 2013.

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

		September 30, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$13,773	$13,773
Other real estate owned	-	-	2,674	2,674

		December 31, 2013
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$17,158	$17,158
Other real estate owned	-	-	2,698	2,698

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate		Valuation Techniques	Unobservable Input	Range (Weighted Average)
	September 30, 2014	December 31, 2013
Impaired loans	$13,773	$17,158	Appraisal of collateral (1)	Appraisal adjustments (2)	-19%	to	-100.0%	(-29.3%	)
Other real estate owned	$2,674	$2,698	Appraisal of collateral (1)	Appraisal adjustments (2)		-10.0%		(-10.0%	)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$29,302	$29,302	$-	$-	$29,302
Investment securities available for sale	156,021	33	155,988	-	156,021
Loans held for sale	201	201	-	-	201
Net loans	460,719	-	-	473,103	473,103
Bank-owned life insurance	9,022	9,022	-	-	9,022
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,432	2,432	-	-	2,432
Financial liabilities:

Deposits	$600,020	$422,311	$-	$169,856	$592,167
Short-term borrowings	5,131	5,131	-	-	5,131
Other borrowings	11,105	-	-	11,347	11,347
Accrued interest payable	338	338	-	-	338

	December 31, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$26,193	$26,193	$-	$-	$26,193
Investment securities available for sale	157,143	5	157,138	-	157,143
Net loans	428,679	-	-	430,502	430,502
Bank-owned life insurance	8,816	8,816	-	-	8,816
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,135	2,135	-	-	2,135

Financial liabilities:
Deposits	$568,836	$394,422	$-	$175,854	$570,276
Short-term borrowings	10,809	10,809	-	-	10,809
Other borrowings	11,609	-		11,787	11,787
Accrued interest payable	364	364	-	-	364

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

Loans Held for Sale

Loans held-for-sale are carried at lower of cost or market value. The fair value of loans held-for-sale is based on secondary market pricing on portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three and nine months ended September 30, 2014 and 2013, respectively:

Unrealized gains on
available-for-sale
securities (a)
Balance as of December 31, 2013	$(2,237)
Other comprehensive income before reclassification	3,134
Amount reclassified from accumulated other comprehensive loss	(38)
Period change	3,096
Balance at June 30, 2014	859

Other comprehensive income before reclassification	892
Amount reclassified from accumulated other comprehensive income	(126)
Period change	766
Balance at September 30, 2014	$1,625

Balance as of December 31, 2012	$5,391
Other comprehensive loss before reclassification	(5,466)
Amount reclassified from accumulated other comprehensive loss	(115)
Period change	(5,581)
Balance at June 30, 2013	$(190)

Other comprehensive loss before reclassification	(1,503)
Amount reclassified from accumulated other comprehensive loss	-
Period change	(1,503)
Balance at September 30, 2013	$(1,693)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013, respectively:

Amount Reclassified from
	Accumulated Other Comprehensive Income		Affected Line Item in
	For the Three Months Ended		the Statement Where
	September 30,		Net Income is
Details about other comprehensive income	2014	2013	Presented
Unrealized gains on available-for-sale securities
	$190	$-	Investment securities gains, net
	(64)	-	Income taxes
	$126	$-	Net of tax

	Amount Reclassified from
	Accumulated Other Comprehensive Income		Affected Line Item in
	For the Nine Months Ended		the Statement Where
	September 30,		Net Income is
Details about other comprehensive income	2014	2013	Presented
Unrealized gains on available-for-sale securities
	$248	$175	Investment securities gains, net
	(84)	(60)	Income taxes
	$164	$115	Net of tax

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$23,323	$244	$(684)	$22,883
Obligations of states and political subdivisions:
Taxable	2,955	171	-	3,126
Tax-exempt	93,609	3,633	(1,119)	96,123
Mortgage-backed securities in government-sponsored entities	30,080	368	(464)	29,984
Private-label mortgage-backed securities	2,841	281	-	3,122
Total debt securities	152,808	4,697	(2,267)	155,238
Equity securities in financial institutions	750	33	-	783
Total	$153,558	$4,730	$(2,267)	$156,021

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$27,289	$135	$(1,661)	$25,763
Obligations of states and political subdivisions:
Taxable	3,787	46	(38)	3,795
Tax-exempt	86,524	1,562	(3,267)	84,819
Mortgage-backed securities in government-sponsored entities	38,816	535	(1,028)	38,323
Private-label mortgage-backed securities	3,366	327	-	3,693
Total debt securities	159,782	2,605	(5,994)	156,393
Equity securities in financial institutions	750	-	-	750
Total	$160,532	$2,605	$(5,994)	$157,143

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,340	$1,364
Due after one year through five years	5,979	6,281
Due after five years through ten years	22,075	22,417
Due after ten years	123,414	125,176
Total	$152,808	$155,238

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three and nine months ended September 30 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$6,888	$-	$8,382	$8,136
Gross realized gains	227	-	291	204
Gross realized losses	(37)	-	(43)	(29)

Investment securities with an approximate carrying value of $62.9 million and $66.3 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$15,636	$(684)	$15,636	$(684)
Obligations of states and political subdivisions	4,343	(20)	19,145	(1,099)	23,488	(1,119)
Mortgage-backed securities in government-sponsored entities	1,068	(5)	19,707	(459)	20,775	(464)
Total	$5,411	$(25)	$54,488	$(2,242)	$59,899	$(2,267)

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$13,130	$(929)	$7,166	$(732)	$20,295	$(1,661)
Obligations of states and political subdivisions
Taxable	1,301	(38)	-	-	1,301	(38)
Tax-exempt	26,743	(2,883)	2,678	(383)	29,421	(3,267)
Mortgage-backed securities in government-sponsored entities	18,082	(757)	5,248	(271)	23,330	(1,028)
Total	$59,255	$(4,608)	$15,092	$(1,386)	$74,347	$(5,994)

There were 75 securities considered temporarily impaired at September 30, 2014.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 97% of the total available-for-sale portfolio as of September 30, 2014 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three and nine months ended September 30, 2014 and 2013, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2014 or December 31, 2013 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2014	2013

Commercial and industrial	$58,874	$54,498
Real estate - construction	29,287	25,601
Real estate - mortgage:
Residential	224,223	210,310
Commercial	149,488	141,171
Consumer installment	6,135	4,145
	468,007	435,725
Less allowance for loan and lease losses	7,288	7,046
Net loans	$460,719	$428,679

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
September 30, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,567	$3,459	$5,503	$4,996	$7	$15,532
Collectively evaluated for impairment	57,307	25,828	218,720	144,492	6,128	452,475
Total loans	$58,874	$29,287	$224,223	$149,488	$6,135	$468,007

			Real Estate- Mortgage
December 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,891	$4,011	$5,882	$7,175	$6	$18,965
Collectively evaluated for impairment	52,607	21,590	204,428	133,996	4,139	416,760
Total loans	$54,498	$25,601	$210,310	$141,171	$4,145	$435,725

			Real Estate- Mortgage
September 30, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$79	$600	$907	$170	$3	$1,759
Collectively evaluated for impairment	607	243	3,043	1,584	52	5,529
Total ending allowance balance	$686	$843	$3,950	$1,754	$55	$7,288

			Real Estate- Mortgage
December 31, 2013	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$179	$210	$855	$563	$-	$1,807
Collectively evaluated for impairment	435	366	2,809	1,607	22	5,239
Total ending allowance balance	$614	$576	$3,664	$2,170	$22	$7,046

The commercial real estate loans individually evaluated for impairment declined during the period ended September 30, 2014 mostly due to the payoff of a $2.1 million relationship.

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

Management evaluates individual loans in all of the commercial segments for possible impairment based on Board guidance.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2014
Impaired Loans
	Recorded	Unpaid	Related
	Investment	Principal Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,217	$1,216	$-
Real estate - construction	2,859	2,859	-
Real estate - mortgage:
Residential	2,542	2,538	-
Commercial	4,147	4,143	-
Consumer installment	-	-	-
Total	$10,765	$10,756	$-

With an allowance recorded:
Commercial and industrial	$350	$350	$79
Real estate - construction	600	600	600
Real estate - mortgage:
Residential	2,961	2,959	907
Commercial	849	848	170
Consumer installment	7	7	3
Total	$4,767	$4,764	$1,759

Total:
Commercial and industrial	$1,567	$1,566	$79
Real estate - construction	3,459	3,459	600
Real estate - mortgage:
Residential	5,503	5,497	907
Commercial	4,996	4,991	170
Consumer installment	7	7	3
Total	$15,532	$15,520	$1,759

December 31, 2013
Impaired Loans
	Recorded	Unpaid	Related
	Investment	Principal Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,357	$1,357	$-
Real estate - construction	124	124	-
Real estate - mortgage:
Residential	2,704	2,892	-
Commercial	5,093	5,093	-
Consumer installment	6	6	-
Total	$9,284	$9,472	$-

With an allowance recorded:
Commercial and industrial	$534	$534	$179
Real estate - construction	3,887	3,887	210
Real estate - mortgage:
Residential	3,178	3,217	855
Commercial	2,082	2,082	563
Consumer installment	-	-	-
Total	$9,681	$9,720	$1,807

Total:
Commercial and industrial	$1,891	$1,891	$179
Real estate - construction	4,011	4,011	210
Real estate - mortgage:
Residential	5,882	6,109	855
Commercial	7,175	7,175	563
Consumer installment	6	6	-
Total	$18,965	$19,192	$1,807

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$1,842	$22	$2,107	$71
Real estate - construction	3,556	38	3,644	119
Real estate - mortgage:
Residential	5,328	62	5,319	164
Commercial	5,192	83	5,678	241
Consumer installment	11	-	12	-

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,643	$15	$2,687	$70
Real estate - construction	3,850	58	3,499	95
Real estate - mortgage:
Residential	5,274	69	4,937	143
Commercial	6,669	106	6,018	216
Consumer installment	14	1	18	1

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit loss.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review based on Board guidance.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company has an experienced Loan Review Department that continually reviews and assesses loans within the portfolio.  The Company engages an external consultant to conduct loan reviews on a semi-annual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
September 30, 2014
Commercial and industrial	$56,619	$718	$1,498	$39	$58,874
Real estate - construction	28,687	-	-	600	29,287
Real estate - mortgage:
Residential	212,706	899	10,618	-	224,223
Commercial	145,464	163	3,861	-	149,488
Consumer installment	6,112	-	23	-	6,135
Total	$449,588	$1,780	$16,000	$639	$468,007

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2013
Commercial and industrial	$52,078	$772	$1,605	$43	$54,498
Real estate - construction	24,052	907	642	-	25,601
Real estate - mortgage:
Residential	198,479	774	11,057	-	210,310
Commercial	132,931	2,232	6,008	-	141,171
Consumer installment	4,129	-	16	-	4,145
Total	$411,669	$4,685	$19,328	$43	$435,725

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
September 30, 2014

Commercial and industrial	$58,231	$56	$66	$1	$122	$521	$58,874
Real estate - construction	28,687	-	-	-	-	600	29,287
Real estate - mortgage:
Residential	215,999	1,128	139	24	1,292	6,932	224,223
Commercial	147,938	559	163	-	722	828	149,488
Consumer installment	6,095	21	1	-	22	17	6,135
Total	$456,951	$1,765	$369	$25	$2,158	$8,898	$468,007

		Still Accruing
		30-59 Days	60-89 Days	90 Days+	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
December 31, 2013

Commercial and industrial	$53,366	$521	$359	$38	$918	$214	$54,498
Real estate - construction	24,945	17	639	-	656	-	25,601
Real estate - mortgage:
Residential	200,041	2,079	481	143	2,703	7,566	210,310
Commercial	139,730	598	100	-	698	743	141,171
Consumer installment	4,083	38	16	-	54	8	4,145
Total	$422,165	$3,253	$1,595	$181	$5,029	$8,531	$435,725

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2013	$614	$576	$3,664	$2,170	$22	$7,046
Charge-offs	(95)	-	(481)	-	(40)	(616)
Recoveries	88	60	289	40	11	488
Provision	79	207	478	(456)	62	370
ALLL balance at September 30, 2014	$686	$843	$3,950	$1,754	$55	$7,288

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2012	$1,732	$1,123	$2,872	$1,991	$61	$7,779
Charge-offs	(325)	(190)	(432)	-	(41)	(988)
Recoveries	92	33	73	46	20	264
Provision	(711)	333	1,126	36	(18)	766
ALLL balance at September 30, 2013	$788	$1,299	$3,639	$2,073	$22	$7,821

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2014	$596	$423	$4,130	$1,925	$55	$7,129
Charge-offs	(3)	-	(24)	-	(5)	(32)
Recoveries	23	-	94	-	4	121
Provision	70	420	(250)	(171)	1	70
ALLL balance at September 30, 2014	$686	$843	$3,950	$1,754	$55	$7,288

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2013	$875	$1,191	$3,626	$2,005	$52	$7,749
Charge-offs	-	-	(87)	-	(5)	(92)
Recoveries	-	-	2	-	9	11
Provision	(87)	108	98	68	(34)	153
ALLL balance at September 30, 2013	$788	$1,299	$3,639	$2,073	$22	$7,821

The year to date negative commercial real estate provision was largely driven by the payoff of a relationship with a specific reserve of $352,000.

The following tables summarize troubled debt restructurings and subsequent defaults (in thousands):

For the three months ended
	September 30, 2014				September 30, 2013
	Number of Contracts			Pre-Modification Outstanding	Number of Contracts		Pre-Modification Outstanding
Troubled Debt Restructurings	Term Modification	Other	Total	Recorded Investment	Term Modification	Total	Recorded Investment
Commercial and industrial	1	-	1	$75	1	1	$137
Real estate- mortgage:
Residential	2	-	2	165	-	-	-
Commercial	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

	For the nine months ended
	September 30, 2014				September 30, 2013
	Number of Contracts			Pre-Modification Outstanding	Number of Contracts		Pre-Modification Outstanding
Troubled Debt Restructurings	Term Modification	Other	Total	Recorded Investment	Term Modification	Total	Recorded Investment
Commercial and industrial	2	-	2	$75	6	6	$879
Real estate- mortgage:
Residential	3	-	3	198	2	2	383
Commercial	1	-	1	55	-	-	-
Consumer	1	-	1	7	1	1	644

	Nine months ended
	September 30, 2014		September 30, 2013
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	-	$-	1	$565
Real estate- mortgage:
Commercial	-	-	1	190

There were no changes to the recorded investment post modification. No TDRs, modified in the past twelve months, subsequently defaulted in the three months ended September 30, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the September 30, 2014 quarter at $680.3 million, an increase of $33.2 million or 5.1% from December 31, 2013. For the same time period, cash and cash equivalents increased $3.1 million, or 11.9% while loans increased $32.3 million, or 7.4%. Total liabilities increased $25.1 million, or 4.2% while stockholders’ equity grew $8.0 million, or 15.0%.

Cash on hand and due from banks. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $3.1 million at September 30, 2014 from $26.2 million at December 31, 2013. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on September 30, 2014 totaled $156.0 million, a decrease of $1.1 million or 0.7% from $157.1 million at December 31, 2013. During this period the Company recorded repayments, calls, and maturities of $10.6 million. Sales of securities were $8.4 million with a net realized gain of $248,000. Purchases for the period were $12.3 million.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $32.0 million or 7.5% to $460.7 million as of September 30, 2014 from $428.7 million at December 31, 2013. Included in this amount were increases in the residential and commercial real estate portfolios of $13.9 million, or 6.6%, and $8.3 million, or 5.9%, respectively. The commercial and industrial, real estate construction, and consumer installment portfolios also increased by $4.4 million, $3.7 million, and $2.0 million, respectively.

The Company has recently established a Mortgage Banking operation, with sales to FHLMC commencing during the quarter ended September 30, 2014. Loans held for sale on September 30, 2014 totaled $201,000.

Allowance for loan and lease losses and Asset Quality. The Company increased the allowance for loan and lease losses to $7.3 million, or 1.6% of total loans, at September 30, 2014. For the three months ended September 30, 2014, net loan recoveries totaled $89,000, or 0.08% of average loans, compared to net charge-offs of $81,000, or 0.8%, for the third quarter of 2013. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $70,000, versus $153,000 for the same period in the prior year. For the nine months ended September 30, 2014, net loan charge-offs totaled $128,000, or 0.4% of average loans, compared to $724,000, or 0.2%, for the same period in 2013. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $370,000, versus $766,000 for the first nine months of 2013.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at September 30, 2014. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 29 TDRs with a total balance of $3.1 million as of September 30, 2014. Nonperforming loans amounted to $10.4 million, or 2.2% of total loans, and $12.3 million, or 2.8% of total loans, at September 30, 2014 and December 31, 2013, respectively. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.7 million as of September 30, 2014, down $1.7 million from $11.4 million at December 31, 2013.

	Asset Quality History

(Dollar amounts in thousands)	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013

Nonperforming loans	$10,497	$10,506	$10,741	$12,290	$13,607
Real estate owned	2,674	2,392	2,656	2,698	2,719

Nonperforming assets	13,171	12,898	13,397	14,988	16,326

Allowance for loan and lease losses	7,288	7,129	7,015	7,046	7,821

Ratios
Nonperforming loans to total loans	2.24%	2.33%	2.42%	2.82%	3.25%
Nonperforming assets to total assets	1.94%	1.93%	2.00%	2.32%	2.48%
Allowance for loan and lease losses to total loans	1.56%	1.58%	1.58%	1.62%	1.87%
Allowance for loan and lease losses to nonperforming loans	69.43%	67.85%	65.31%	57.33%	57.48%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2014, 92.9% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. In response to the performance of the Company’s loan portfolio after the Great Recession, additional resources have been allocated to the loan workout process. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $600.0 million or 97.4% of the Company’s total funding sources at September 30, 2014. Total deposits increased $31.2 million or 5.5% at September 30, 2014 from $568.8 million at December 31, 2013. The increase in deposits is primarily related to the increase in noninterest-bearing demand, interest-bearing demand, and time deposit accounts of $19.9 million or 23.1%, $9.2 million or 17.2%, and $3.3 million or 1.9%, respectively, at September 30, 2014. These increases were partially offset by a decrease in money market accounts of $1.3 million, or 1.7%, respectively, during the nine months ended September 30, 2014.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $5.7 million, or 52.5%, to $5.1 million as of September 30, 2014. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $504,000, or 4.3%, for the nine months ended September 30, 2014 as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $8.0 million, or 15.0%, to $61.5 million at September 30, 2014 from $53.5 million at December 31, 2013. This growth was the result of increases in accumulated other comprehensive income (“AOCI”) and retained earnings of $3.9 million and $3.7 million, respectively. The change to AOCI is due to available-for-sale securities fair value adjustments and the change in retaining earnings is due to the year to date net income.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2014, was $1.9 million, a $53,000, or 2.8% increase from the amount earned during the same period in 2013. Diluted earnings per share for the quarter was $0.93 compared to $0.92 for the same period in 2013. Net income for the nine months ended September 30, 2014, was $5.3 million, an $85,000, or 1.6% increase from the amount earned during the same period in 2013. Diluted earnings per share for the period was $2.59 compared to $2.58 for the same period in 2013.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 1.13% and 13.55%, respectively, compared with 1.12% and 13.66% for the same period in 2013. The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the nine month period were 1.06% and 12.74%, respectively, compared with 1.05% and 12.74% for the same period in 2013.

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

Net interest income for the three months ended September 30, 2014 totaled $5.9 million, an increase of 1.1% from that reported in the comparable period of 2013. The net interest margin was 3.99% for the third quarter of 2014, down from the 4.05% reported for the same quarter of 2013. The decrease is attributable to lower interest-earning asset yields, which decreased 30 basis points to 4.62%. Net interest income for the nine months ended September 30, 2014 totaled $17.8 million, an increase of 4.3% from that reported in the comparable period of 2013. The net interest margin was 4.08% for the nine month period of 2014, up from the 4.03% reported for the same period of 2013. The increase is attributable to lower interest-bearing liability costs, which decreased 24 basis points to 0.80%.

Interest income. Interest income decreased $263,000, or 3.7%, for the three months ended September 30, 2014, compared to the same period in the prior year. This is attributable to decreases in interest earned on taxable investment securities and interest and fees on loans. Interest income decreased $316,000, or 1.5%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This is attributable to a decrease in interest earned on taxable investment securities, partially offset by interest earned on tax-exempt investment securities.

Interest earned on loans receivable decreased $108,000, or 1.9%, for the three months ended September 30, 2014, compared to the same period in the prior year. This decrease is attributable to a reduction in the average yield of 58 basis points to 4.89% from September 30, 2013, partially offset by a $40.6 million increase in average loan balance. Interest earned on loans receivable increased $39,000, or 0.2%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This increase is attributable to an increase in the average balance of $38.3 million, or 9.3% from September 30, 2013, partially offset by a 45 basis point decline in the average yield.

Interest earned on securities decreased $153,000, or 11.0%, for the three months ended September 30, 2014, compared to the same period in the prior year. The average balance decreased $20.3 million, or 11.3% while the 4.08% yield on the investment portfolio was an increase of 14 basis points, from 3.94%, for the same period in the prior year. Interest earned on securities decreased $356,000, or 8.5%, for the nine months ended September 30, 2014, compared to the same period in the prior year. The average balance decreased $26.9 million, or 14.4% while the 4.20% yield on the investment portfolio was an increase of 11 basis points, from 4.09%, for the same period in the prior year.

Interest expense. Interest expense decreased $329,000, or 24.8%, for the three months ended September 30, 2014, compared to the same period in the prior year. The decline was mostly attributed to a 23 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. It was further impacted by a decrease in the average balance of certificates of deposit and money market deposits of $6.9 million, or 3.7%, and $4.6 million, or 5.8%, respectively, compared to the same period in the prior year. Interest expense decreased $1.0 million, or 25.5%, for the nine months ended September 30, 2014, compared to the same period in the prior year. The decline was mostly attributed to a 24 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. It was further impacted by a decrease in the average balance of interest-bearing liabilities of $12.9 million, or 2.4%, compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $273,000, or 23.2%, for the three months ended September 30, 2014, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.72% from 0.92% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $12.2 million, or 2.4%, to $493.0 million when compared to $505.2 million for the same period in the prior year. Interest incurred on deposits declined $920,000, or 24.9%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.75% from 0.97% for the same period in the prior year. This improvement was exacerbated by a decrease in the average balance of interest-bearing deposits of $14.4 million, or 2.8%, to $494.9 million when compared to $509.3 million for the same period in the prior year.

Interest incurred on borrowings decreased $56,000, or 35.7%, for the three months ended September 30, 2014, compared to the same period in the prior year. Interest incurred on borrowings decreased $129,000, or 30.2%, for the nine months ended September 30, 2014, compared to the same period in the prior year.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $70,000 was recorded for the quarter ended September 30, 2014 compared to $153,000 for the quarter ended September 30, 2013. The provision for loan losses was lower due to decreases in nonperforming loans. Nonperforming loans were $10.4 million, or 2.2% of total loans at September 30, 2014 compared with $13.6 million, or 3.3% at September 30, 2013. Net recoveries were $89,000 for the quarter ended September 30, 2014 compared with net charge-offs of $81,000 for the quarter ended September 30, 2013. A provision for loan losses of $370,000 was recorded for the nine months ended September 30, 2014 compared to $766,000 for the same period in September 30, 2013. Net charge-offs were $128,000 for the nine months ended September 30, 2014 compared with $724,000 for the same period ended September 30, 2013.

Noninterest income. Noninterest income increased $182,000 for the three months ended September 30, 2014 over the comparable 2013 period. This increase was largely the result of an increase in net investment security gains of $190,000. Noninterest income increased $67,000 for the nine months ended September 30, 2014 over the comparable 2013 period. This increase was largely the result of growth in net investment security gains and other income of $73,000, or 41.7%, and $46,000, or 7.2%, respectively, partially offset by a decrease in deposit service charges of $69,000, or 4.7%.

Noninterest expense. Noninterest expense of $4.4 million for the third quarter of 2014 was 6.6% or $270,000 more than the third quarter of 2013. Salaries and benefits and gain on the sale of other real estate owned increased $272,000, or 14.5%, and $84,000, or 240.0% respectively. Salaries increased due to increases to average pay as well as the addition of key employees. The gain on OREO sale is due to market values of foreclosed properties exceeding carrying value. These were partially offset by a decrease in professional fees of $127,000, or 40.2%, which declined largely due to the January merger of two subsidiaries. Noninterest expense of $13.2 million for the nine months ended September 30, 2014 was 9.5% or $1.1 million more than the same period in 2013. Salaries and benefits and other expense increased $779,000, or 13.8%, and $258,000, or 14.6% respectively. Salaries increased due to increases to average pay as well as the addition of key employees. Other expenses were partially related to increases in software amortization and telephone expense. These were partially offset by decreases in Ohio state franchise tax of $198,000, or 42.4%, due to an adjustment to the required calculation.

Provision for income taxes. The Company recognized $529,000 in income tax expense, which reflected an effective tax rate of 21.6% for the three months ended September 30, 2014, as compared to $521,000 with an effective tax rate of 21.8% for the comparable 2013 period. The Company recognized $1.4 million in income tax expense, which reflected an effective tax rate of 21.4% for the nine months ended September 30, 2014, as compared to $1.5 million with an effective tax rate of 22.1% for the comparable 2013 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2014, have remained unchanged from December 31, 2013.

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

	For the Three Months Ended September 30,
	2014			2013

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable (1)	$458,302	5,646	4.89%	$417,666	$5,754	5.47%
Investment securities (2)	160,369	1,239	4.08%	180,695	1,392	3.94%
Interest-bearing deposits with other banks	10,134	26	1.02%	12,993	28	0.85%
Total interest-earning assets	628,805	6,911	4.62%	611,354	7,174	4.92%
Noninterest-earning assets	45,093			48,833
Total assets	$673,898			$660,187
Interest-bearing liabilities:
Interest-bearing demand deposits	$62,225	51	0.33%	$61,612	55	0.35%
Money market deposits	74,667	75	0.40%	79,253	74	0.37%
Savings deposits	177,528	140	0.31%	178,901	151	0.33%
Certificates of deposit	178,593	632	1.40%	185,468	891	1.91%
Borrowings	16,963	101	2.36%	17,931	157	3.47%
Total interest-bearing liabilities	509,976	999	0.78%	523,165	1,328	1.01%
Noninterest-bearing liabilities
Other liabilities	107,756			82,869
Stockholders' equity	56,166			54,153
Total liabilities and stockholders' equity	$673,898			$660,187
Net interest income		$5,912			$5,846
Interest rate spread (3)			3.84%			3.91%
Net interest margin (4)			3.99%			4.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.30%			116.86%

(1) Includes loans held for sale. Loan fees are immaterial.
(2) Tax-equivalent adjustments to interest income for tax-exempt securities were $412 million and $403 for the three months ended September 30 2014 and 2013, respectively.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended September 30, 2014 and 2013, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2014 versus 2013

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$560	$(668)	$(108)
Investment securities	(202)	49	(153)
Interest-bearing deposits with other banks	(6)	4	(2)
Total interest-earning assets	352	(615)	(263)

Interest-bearing liabilities:
Interest-bearing demand deposits	1	(5)	(4)
Money market deposits	(4)	5	1
Savings deposits	(1)	(10)	(11)
Certificates of deposit	(33)	(226)	(259)
Borrowings	(8)	(48)	(56)
Total interest-bearing liabilities	(45)	(284)	(329)

Net interest income	$397	$(331)	$66

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

	For the Nine Months Ended September 30,
	2014			2013

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable (1)	$449,704	$16,915	5.03%	$411,382	$16,876	5.48%
Investment securities (2)	159,648	3,812	4.20%	186,564	4,168	4.09%
Interest-bearing deposits with other banks	12,530	92	0.98%	16,918	91	0.72%
Total interest-earning assets	621,882	20,819	4.73%	614,864	21,135	4.93%
Noninterest-earning assets	46,263			47,216
Total assets	$668,145			$662,080
Interest-bearing liabilities:
Interest-bearing demand deposits	$59,221	143	0.32%	$62,630	166	0.35%
Money market deposits	75,090	225	0.40%	78,956	230	0.39%
Savings deposits	177,801	419	0.32%	178,275	460	0.34%
Certificates of deposit	182,796	1,980	1.45%	189,472	2,831	2.00%
Borrowings	19,950	298	2.00%	18,385	427	3.11%
Total interest-bearing liabilities	514,858	3,065	0.80%	527,718	4,114	1.04%
Noninterest-bearing liabilities
Other liabilities	97,771			79,698
Stockholders' equity	55,516			54,664
Total liabilities and stockholders' equity	$668,145			$662,080
Net interest income		$17,754			$17,021
Interest rate spread (3)			3.94%			3.89%
Net interest margin (4)			4.08%			4.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.79%			116.51%

(1) Includes loans held for sale. Loan fees are immaterial.
(2) Tax-equivalent adjustments to interest income for tax-exempt securities were $1,204 million and $1,533 for the nine months ended September 30 2014 and 2013, respectively.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine month periods ended September 30, 2014 and 2013, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2014 versus 2013

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,572	$(1,533)	$39
Investment securities	(822)	466	(356)
Interest-bearing deposits with other banks	(24)	25	1
Total interest-earning assets	726	(1,042)	(316)

Interest-bearing liabilities:
Interest-bearing demand deposits	(9)	(14)	(23)
Money market deposits	(11)	6	(5)
Savings deposits	(1)	(40)	(41)
Certificates of deposit	(100)	(751)	(851)
Borrowings	36	(165)	(129)
Total interest-bearing liabilities	(85)	(964)	(1,049)

Net interest income	$811	$(78)	$733

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

For the nine months ended September 30, 2014, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

The following tables illustrate the Company's and Bank’s capital ratios:

	Middlefield Banc Corp.		The Middlefield Banking Co.
	September 30,		September 30,
	2014		2014
	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$69,449	13.93%	$67,346	13.52%
For Capital Adequacy Purposes	39,874	8.00	39,838	8.00
To Be Well Capitalized	49,843	10.00	49,797	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$63,206	12.68%	$61,125	12.27%
For Capital Adequacy Purposes	19,937	4.00	19,919	4.00
To Be Well Capitalized	29,906	6.00	29,878	5.00

Tier I Capital
(to Average Assets)

Actual	$63,206	9.50%	$61,125	9.19%
For Capital Adequacy Purposes	26,610	4.00	26,610	4.00
To Be Well Capitalized	33,262	5.00	33,262	5.00

	Middlefield Banc Corp.		The Middlefield Banking Co.		Emerald Bank
	December 31,		December 31,		December 31,
	2013		2013		2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital
(to Risk-weighted Assets)

Actual	$64,220	14.06%	$53,194	13.77%	$9,482	13.76%
For Capital Adequacy Purposes	36,541	8.00	30,906	8.00	5,514	8.00
To Be Well Capitalized	45,676	10.00	38,632	10.00	6,893	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$58,494	12.81%	$48,364	12.52%	$8,605	12.48%
For Capital Adequacy Purposes	18,270	4.00	15,453	4.00	2,757	4.00
To Be Well Capitalized	27,406	6.00	23,179	6.00	4,136	6.00

Tier I Capital
(to Average Assets)

Actual	$58,494	8.97%	$48,364	8.51%	$8,605	10.92%
For Capital Adequacy Purposes	26,093	4.00	22,735	4.00	3,152	4.00
To Be Well Capitalized	32,617	5.00	28,419	5.00	3,940	5.00

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2014 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2014 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2014 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - decrease	(0.72)%	(1.11)%

Portfolio equity - decrease	(5.80)%	(8.30)%

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

N/A

Item 5. Other information

None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2014

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

MIDDLEFIELD BANC CORP.

Date: November 4, 2014	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 4, 2014	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer