Form 10-K
period 2014-12-31
MIDDLEFIELD BANC CORP
filed 2015-03-11
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2014

Commission File Number: 001-36613

Middlefield Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1585111

( State or other jurisdiction	( IRS Employer
of incorporation or organization)	Identification No.)

15985 East High Street, Middlefield, Ohio 44062-0035
(440) 632-1666
( Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices )

Securities registered pursuant to section 12(b) of the Act : common stock, without par value

Securities registered pursuant to section 12(g) of the Act : none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and“ smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐       Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

The aggregate market value on June 30, 2014 of common stock held by non-affiliates of the registrant was approximately $60.3 million. As of March 11, 2015, there were 2,052,605 shares of common stock issued and outstanding.

Documents Incorporated by Reference     Portions of the registrant’s definitive proxy statements for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2014 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED DECEMBER 31, 2014

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

The Middlefield Banking Company MBC was chartered under Ohio law in 1901, becoming the holding company for MBC in 1988. MBC offers customers a broad range of banking services including checking, savings, negotiable order of withdrawal (“NOW”) accounts, money market accounts, time certificates of deposit, commercial loans, real estate loans, a variety of consumer loans, safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.com.

Engaged in general commercial banking in northeastern and central Ohio, MBC offers these services principally to small and medium-sized businesses, professionals, small business owners, and retail customers. MBC has developed a marketing program to attract and retain consumer accounts and to match banking services and facilities with the needs of customers.

MBC’s loan products include operational and working capital loans, loans to finance capital purchases, term business loans, residential construction loans, selected guaranteed or subsidized loan programs for small businesses, professional loans, residential and mortgage loans, and consumer installment loans to purchase automobiles, boats, make home improvements, and other personal expenditures. Although the bank makes agricultural loans, it currently has no significant agricultural loans.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. At December 31, 2014, EMORECO’s assets consist of two nonperforming loans and six OREO properties. According to Federal law governing bank holding companies, the real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. Per federal law, a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Market Area MBC’s market area in northeastern Ohio consists principally of Geauga, Portage, Trumbull, and Ashtabula Counties. Benefitting from the area’s proximity to Cleveland and Warren, population and income levels have maintained steady growth over the years. MBC’s two central Ohio branches are located in Dublin and Westerville in Franklin County, north of Columbus.

Competition The banking industry changes for myriad reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (“ATMs”) and investing in technology to permit internet banking. While all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional “brand names,” providing a broad selection of products at low cost and with advanced technology, while community banks provide commoditized products with a commitment to personal service and local ties to the communities they serve. The Company seeks to take competitive advantage of its local orientation and community banking profile. It competes for loans principally through responsiveness to customers. The Company competes for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. The Company seeks to provide high quality banking service to professionals and small and mid-sized businesses, as well as individuals, emphasizing quick and flexible responses to customer demands.

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

Lending — Loan Portfolio Composition and Activity. The Company makes residential and commercial mortgage, home equity, secured and unsecured consumer installment, commercial and industrial, and real estate construction loans for owner-occupied and rental properties. The Company’s Credit Policy aspires to a loan composition mix consisting of approximately 40% to 50% consumer purpose transactions including residential real estate loans, home equity loans and other consumer loans. The Policy is also designed to provide for 35% to 40% of total loans as business purpose commercial loans and business and consumer credit card accounts of up to 5% of total loans.

Although Ohio law imposes no material restrictions on the types of loans the Company may make, real estate-based lending has historically been the primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2014, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $10.4 million.

The Company offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and Small Business Administration loans for qualified businesses. A substantial portion of the Bank’s commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the Bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The Company’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

The following table shows on a consolidated basis the composition of the loan portfolio in dollar amounts and in percentages along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,

	2014		2013		2012		2011		2010

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$60,744	12.91%	$54,498	12.51%	$62,188	15.23%	$59,185	14.73%	$57,501	15.44%
Real estate construction	30,296	6.44	25,601	5.88	22,522	5.51	21,545	5.36	15,845	4.25
Mortgage:
Residential	227,552	48.35	210,310	48.27	203,872	49.92	208,139	51.79	209,863	56.34
Commercial	147,413	31.33	141,171	32.40	115,734	28.34	108,502	27.00	84,304	22.63
Consumer installment	4,579	0.97	4,145	0.94	4,117	1.00	4,509	1.12	4,985	1.34

Total loans	470,584	100.00%	435,725	100.00%	408,433	100.00%	401,880	100.00%	372,498	100.00%
Less:
Allowance for loan and lease losses	6,846		7,046		7,779		6,819		6,221

Net loans	$463,738		$428,679		$400,654		$395,061		$366,277

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2014
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$16,185	$5,143	$3,207	$2,194	$236	$26,965
After one year through five years	19,865	1,350	17,708	6,957	4,083	49,963
After five years	24,694	23,803	206,637	138,262	260	393,656

Total amount due	$60,744	$30,296	$227,552	$147,413	$4,579	$470,584

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2014 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2014 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial and industrial	$25,561	$35,183	$60,744
Real estate construction	5,454	24,842	30,296
Mortgage:
Residential	18,155	209,397	227,552
Commercial	14,255	133,158	147,413
Consumer installment	4,356	223	4,579

	$67,781	$402,803	$470,584

Residential Mortgage Loans A significant portion of the Company’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. Residential mortgage loans approximated $227.6 million or 48.4% of the Company’s total loan portfolio at December 31, 2014.

The Company makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Company generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Company offers residential real estate loans with terms of up to 30 years.

Approximately 92.0% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2014 is adjustable rate. Generally, the Company originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac guidelines, so as to permit their being sold to Freddie Mac. These loans are sold with servicing rights retained, and are sold in furtherance of the Company’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Company generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

The Company’s home equity Credit Policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Company’s home equity loans generally have terms of 10 years.

At December 31, 2014, residential mortgage loans of approximately $5.6 million were over 90 days delinquent or nonaccruing on that date, representing 2.5% of the residential mortgage loan portfolio. At December 31, 2013, residential mortgage loans of approximately $7.7 million were over 90 days delinquent or nonaccruing on that date, representing 3.6% of the residential mortgage loan portfolio.

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

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Although the Company makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risks of commercial real estate loans are loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear more risk than single-family residential mortgage loans, they tend to be higher yielding, have shorter terms and provide for interest-rate adjustments. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio composed strictly of residential real estate mortgage loans.

Although a risk of nonpayment exists for all loans, certain specific risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate income sufficient to repay the loan. The Company’s Credit Policy provides that commercial loan applications must be supported by documentation indicating cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns for at least three years must be submitted, and annual reviews are required for business purpose relationships of $1,000,000 or more. Ongoing financial information is generally required for any commercial credit where the exposure is $250,000 or more.

The fair value of collateral for collateralized commercial loans must exceed the Company’s exposure. For this purpose fair value is determined by independent appraisal or by the loan officer’s estimate employing guidelines established by the Credit Policy. Loans not secured by real estate generally have terms of five years or fewer, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and term loans secured by collateral having a useful life exceeding five years may have longer terms. The Company’s Credit Policy allows for terms of up to 15 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum LTV ratio for commercial real estate loans is 80% of the appraised value or cost, whichever is less.

Real estate is commonly a material component of collateral for the Company’s loans, including commercial loans. Although the expected source of repayment is generally the operations of the borrower’s business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.

At December 31, 2014, commercial and commercial real estate loans totaled $208.2 million, or 44.2% of the Company’s total loan portfolio. At December 31, 2014, commercial and commercial real estate loans of approximately $1.3 million were over 90 days delinquent or nonaccruing on that date, and represented 0.6% of the commercial and commercial real estate loan portfolios. At December 31, 2013, commercial and commercial real estate loans totaled $195.7 million, or 44.9% of the Company’s total loan portfolio. At December 31, 2013, commercial and commercial real estate loans of approximately $1.0 million were over 90 days delinquent or nonaccruing on that date, and represented 0.5% of the commercial and commercial real estate loan portfolios.

Real Estate Construction

The Company originates several different types of loans that it categorizes as construction loans, including:

•	residential construction loans to borrowers who will occupy the premises upon completion of construction,
•	residential construction loans to builders,
•	commercial construction loans, and
•	real estate acquisition and development loans.

Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The Company’s fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the Company to make residential construction loans without an existing written commitment for permanent financing. The Company’s Credit Policy provides that the Company may make construction loans with terms of up to one year, with a maximum LTV ratio for residential construction of 80%. The Company also offers residential construction-to-permanent loans that have a twelve-month construction period followed by 30 years of permanent financing.

At December 31, 2014, real estate construction loans totaled $30.3 million, or 6.4% of the Company’s total loan portfolio. Real estate construction loans of approximately $0.6 million were over 90 days delinquent or nonaccruing on that date, representing 2.0% of the real estate construction loan portfolio. At December 31, 2013, real estate construction loans totaled $25.6 million, or 5.9% of the Company’s total loan portfolio. No real estate construction loans were over 90 days delinquent or nonaccruing on that date.

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

According to the Company’s Credit Policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to three years. Real estate security generally is required for consumer loans having terms exceeding five years.

At December 31, 2014, the Company had approximately $4.6 million in its consumer installment loan portfolio, representing 1.0% of total loans. At December 31, 2014, 0.1% of consumer installment loans were over 90 days delinquent or nonaccruing. At December 31, 2013, the Company had approximately $4.1 million in its consumer installment loan portfolio, representing 1.0% of total loans. At December 31, 2013, consumer installment loans of approximately $8,000 were over 90 days delinquent or nonaccruing on that date, representing 0.2% of the consumer installment loan portfolio.

Loan Solicitation and Processing Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Company personnel and walk-in customers.

When a loan request is made, the Company reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Company’s underwriting guidelines are set by senior management and approved by the Board of Directors. The Credit Policy specifies each individual officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to an Officer’s Loan Committee, which has authority to approve loans up to $2,000,000. The Board of Directors’ Loan Committee acts as an approval authority for exposures over $2,000,000 and up to $5,000,000. Loans exceeding $5,000,000 require approval from the full Board of Directors.

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

Mortgage Banking Activity The Company originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2014, the Company recorded gains of $0.2 million on the sale of $6.0 million, respectively, in loans receivable originated for sale. The sold loans were sold on a servicing retained basis to Freddie Mac.

In addition to interest earned on loans and income recognized on the sale of loans, the Company receives fees for servicing loans that it has sold. Because the Company has data processing capacity that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Company intends in the future to augment its portfolio of loans serviced by continuing to originate and sell such fixed-rate single-family residential mortgage loans with Freddie Mac while retaining servicing.

Income from these activities will vary from period to period with the volume and type of loans originated and sold, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Company’s market area.

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

The Company has experienced a decrease in substandard loans. Loans secured by residential real estate and commercial real estate account for $8.7 million and $5.8 million of the substandard loans, respectively. These amounts represent 89.3% of the Company’s substandard loans.

As of December 31, 2014, 2013, 2012, 2011, and 2010 consolidated classified loans were as follows:

	Classified Loans at December 31,

	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$4,987	1.06%	$4,685	1.08%	$3,364	0.82%	$2,653	0.66%	$2,868	0.77%
Substandard	16,211	3.44%	19,328	4.44%	26,459	6.48%	27,061	6.73%	28,178	7.56%
Doubtful	627	0.13%	43	0.01%	59	0.01%	73	0.02%	224	0.06%

Total amount due	$21,825	4.63%	$24,056	5.53%	$29,882	7.31%	$29,787	7.41%	$31,270	8.39%

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

Investments Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed mortgage-backed securities. The Company generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Ohio law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These provisions have not been a material constraint upon the Company’s investment activities.

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

The following table exhibits the consolidated amortized cost and fair value of the Company’s investment portfolio:

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2014		2013		2012

(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value

Available for Sale:
U.S. Government agency securities	$23,035	$22,896	$27,289	$25,763	$24,485	$24,960
Obligations of states and political subdivisions:
Taxable	2,953	3,179	3,787	3,795	6,888	7,626
Tax-exempt	91,916	95,166	86,524	84,819	80,391	84,970
Mortgage-backed securities in government- sponsored entities	29,150	29,391	38,816	38,323	69,238	71,102
Private-label mortgage-backed securities	2,672	2,919	3,366	3,693	4,553	5,064
Equity securities in financial institutions	750	783	750	750	750	750

Total Investment Securities	$150,476	$154,334	$160,532	$157,143	$186,305	$194,472

 The contractual maturity of investment debt securities is as follows:

	December 31, 2014
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
U.S. Government agency securities	-	-	$4,000	1.40%	$3,875	2.01%	$15,160	3.01%	$23,035	2.56%	$22,896
Obligations of states and political subdivisions:
Taxable	-	-	-	-	1,470	2.97%	1,483	2.61%	2,953	2.79%	3,179
Tax-exempt **	520	3.65%	5,772	3.76%	15,241	5.08%	70,383	5.74%	91,916	5.49%	95,166
Mortgage-backed securities in government-sponsored entities	51	2.55%	-	-	374	3.81%	28,725	3.26%	29,150	3.27%	29,391
Private-label mortgage-backed securities	-	-	257	5.55%	-	-	2,415	4.20%	2,672	4.33%	2,919

Total	$571	3.55%	$10,029	2.86%	$20,960	4.34%	$118,166	4.72%	$149,726	4.54%	$153,551

** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax-equivalent basis.

As of December 31, 2014, the Company also held 18,872 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Company’s minimum investment in FHLB stock at December 31, 2014 was $1.9 million.

Sources of Funds — Deposit Accounts Deposit accounts are a major source of funds for the Company. The Company offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The Company also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2014, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$18,644	21.25%
Beyond three but within six months	7,680	8.75%
Beyond six but within twelve months	27,354	31.17%
Beyond one year	34,066	38.83%

Total	$87,744	100.00%

Borrowings Deposits and repayment of loan principal are the Company’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Company’s subsidiary bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2014, MBC had $3.4 million of FHLB borrowings outstanding. The Company’s subsidiary bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2014	2013

Balance at year-end	$14,808	$10,809
Average balance outstanding	8,379	8,806
Maximum month-end balance	19,970	17,351
Weighted-average rate at year-end	0.98%	1.44%
Weighted-average rate during the year	1.77%	3.15%

Personnel

As of December 31, 2014 the Company had 139 full-time equivalent employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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

Nonbanking Activities With some exceptions, the Bank Holding Company Act generally prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve nonbank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

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

Capital — Risk-Based Capital Requirements The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of restrictions or enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of brokered deposits.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2014, the Company was in compliance with all regulatory capital requirements.

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

	Middlefield Banc Corp.		The Middlefield Banking Co.
(Dollar amounts in thousands)	December 31, 2014		December 31, 2014
	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-weighted Assets)

Actual	$70,693	14.64%	$68,325	14.19%
For Capital Adequacy Purposes	38,642	8.00%	38,507	8.00%
To Be Well Capitalized	48,302	10.00%	48,134	10.00%

Tier I Capital (to Risk-weighted Assets)

Actual	$64,645	13.38%	$62,315	12.95%
For Capital Adequacy Purposes	19,321	4.00%	19,253	4.00%
To Be Well Capitalized	28,981	6.00%	28,880	6.00%

Tier I Capital (to Average Assets)

Actual	$64,645	9.60%	$62,315	9.25%
For Capital Adequacy Purposes	26,945	4.00%	26,945	4.00%
To Be Well Capitalized	33,682	5.00%	33,682	5.00%

New Capital Rules On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities), subject to a two-year transition period. The Company has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. The Company expects to opt out in order to reduce the impact of market volatility on its regulatory capital levels.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 day past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

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

 A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Until the third anniversary of the January 20, 2014 merger of Emerald Bank into The Middlefield Banking Company, The Middlefield Banking Company cannot pay a dividend to Middlefield Banc Corp. without advance approval of the Ohio Division of Financial Institutions.

The Dodd-Frank Act A landmark financial reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) became law on July 21, 2010, changing the Federal bank regulatory structure and affecting the lending, investment, trading, and other operating activities of financial institutions and holding companies. The DFA includes corporate governance and executive compensation reforms, new registration requirements for hedge fund and private equity fund advisers, increased regulation of over-the-counter derivatives and asset-backed securities, and new rules for credit rating agencies. Over 2,000 pages long, the DFA includes these provisions –

•

Title X establishes an independent Federal regulatory body within the Federal Reserve System. Dedicated exclusively to consumer protection and known as the Consumer Financial Protection Bureau, this regulatory body has responsibility for most consumer protection laws, with rulemaking, supervisory, examination, and enforcement authority.

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

•

under section 334 the FDIC’s minimum reserve ratio is to be increased from 1.15% to 1.35%, with the goal of attaining that 1.35% level by September 30, 2020; however, financial institutions with assets of less than $10 billion are exempt from the cost of the increase. The DFA also removes the upper limit on the designated reserve ratio, which was formerly capped at 1.5%, removing the upper limit on the size of the insurance fund as a consequence. The DFA gives the FDIC much greater discretion to manage its insurance fund reserves, including where to set the insurance fund’s designated reserve ratio.

•	the deposit insurance cover limit is increased to $250,000 by section 335.

•	section 627 repeals the longstanding prohibition against financial institutions paying interest on checking accounts.

•

section 331 changes the way deposit insurance premiums are calculated by the FDIC as well. That is, deposit insurance premiums are calculated based upon an institution’s so-called assessment base. Until the DFA became law, the assessment base consisted of an institution’s deposit liabilities. Section 331, however, makes clear that the assessment base shall now be the difference between total assets and tangible equity. In other words, the assessment base will take account of all liabilities, not merely deposit liabilities. This change is likely to have a greater impact on large banks, which tend to rely on a variety of funding sources, than on community banks, which tend to rely primarily on deposit funding.

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

The DFA could affect the profitability of community banking, require changes in the business practices of community banking organizations, lead to more stringent capital and liquidity requirements, and otherwise adversely affect the community banking business.

The DFA creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which has rulemaking, supervisory, and enforcement powers under specific federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, and Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act. In addition to giving the CFPB responsibility for these specific statutes, the DFA grants to the CFPB broad authority to prohibit the offering by banks of consumer financial products or engaging in acts or practices that the CFPB considers to be unfair, deceptive, or abusive. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets, not smaller institutions. However, smaller institutions are subject to CFPB rules. In addition, the standards established by the CFPB for large institutions are likely to be applied in practice to smaller institutions as well. The DFA does not prevent states from adopting consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Implementing section 1411 of the DFA, in 2013 the CFPB amended Regulation Z under the Truth in Lending Act, adding a rule that mortgage lenders must make a reasonable and good faith determination that a consumer being granted mortgage credit has the ability to repay the loan according to its terms. Under this new rule, referred to as the “ability-to-repay” rule, mortgage lenders may determine the consumer’s ability to repay in one of two ways. The first alternative involves assessment of eight underwriting factors, including the loan applicant’s current or reasonably expected income or assets, current employment status, monthly payment for the credit applied for, monthly payment on any simultaneous loan being made to the applicant, monthly payment for mortgage-related obligations, current debt obligations, alimony, and child support, monthly debt-to-income ratio or residual income, and credit history. The second alternative involves origination of a so-called “qualified mortgage,” meaning a mortgage with terms that are consistent with minimum standards established by the CFPB, which currently include a maximum 43% debt-to-income ratio for the borrower (although the 43% minimum debt-to-income ratio does not apply if the loan is eligible to be purchased, insured, or guaranteed by FNMA, FHLMC, HUD, or the VA). In general terms, a qualified mortgage is one with a term of 30 years or less, with substantially equal regular periodic payments (although adjustable-rate mortgages can be qualified mortgages), with total points and fees of 3% of the loan amount or less, and without negative amortization or interest-only payments or balloon payments.

A lender originating a qualified mortgage is protected against a legal claim that the lender failed to comply with the ability-to-repay rule. A mortgage with an interest rate exceeding the prime rate by 1.5 percentage points or more (3.5 percentage points for subordinate-lien loans such as home equity loans) is referred to in the CFPB rule as a higher-priced mortgage loan, but is more commonly known as a subprime loan. A subprime loan can be a qualified mortgage, but the lender making a subprime qualified mortgage has less protection under the ability-to-repay rule than a lender making a prime qualified mortgage. A lender originating a mortgage that is not a qualified mortgage is exposed to a potential claim that the lender did not comply with the ability-to-repay rules, which could require the lender to pay damages to the borrower, including but not necessarily limited to the sum of all finance charges and fees paid by the borrower (a lender originating a subprime qualified mortgage bears this risk to a degree as well). The borrower’s claim also could impair the lender’s ability to enforce the loan terms or foreclose on the real estate collateral. Because of these potential risks, a qualified mortgage might have more value in the secondary mortgage market and might be easier for a lender to sell into the secondary mortgage market than a mortgage that is not a qualified mortgage.

Although we believe the majority of our mortgage originations will be prime qualified mortgages, the ability-to-repay rule creates a new basis for challenge by regulators and by consumers. In addition, the CFPB’s mission is consumer protection, not lender safety and soundness, and for that reason the CFPB wrote the ability-to-repay rule with the goal of preventing consumers from being steered by lenders into expensive and unsustainable borrowing, rather than with the goal of assuring actual loan repayment. Accordingly, typical credit-quality features such as LTV standards are not part of the ability-to-repay rule, and it will not necessarily be the case that qualified mortgages have a higher probability or history of repayment than other mortgages. Compliance with the ability-to-repay rules will increase community banks’ compliance costs, including our own, and will potentially adversely affect the profitability of routine residential mortgage lending. In addition, for the mortgage lending industry the ability-to-repay rule creates a bias in favor of qualified mortgages, which because of factors such as a minimum 43% debt-to-income ratio could have unintended adverse effects, such as reducing community bank lending to low- and moderate-income borrowers and communities.

In addition to ability to repay, the DFA imposes a risk-retention requirement on mortgage lenders selling loans into the secondary mortgage market. With some exceptions a mortgage lender selling a loan into the secondary mortgage market must retain ownership of at least 5% of the loan, the assumption being that if mortgage lenders remain exposed to credit risk they will not knowingly making loans that fail to satisfy ordinary and reasonable standards of creditworthiness. A qualified mortgage for purposes of the ability-to-repay rule is also exempt from the risk-retention requirement, allowing a mortgage lender to sell 100% of a qualified mortgage rather than only 95%. The exemption of qualified mortgages from the risk-retention requirement is likely to contribute to the regulatory bias in favor of qualified mortgages and against other forms of mortgage lending.

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

The Sarbanes-Oxley Act generally applies to all companies that file periodic reports with the SEC under the Securities Exchange Act of 1934. The Act has an impact on a wide variety of corporate governance and disclosure issues, including the composition of audit committees, certification of financial statements by the chief executive officer and the chief financial officer, forfeiture of bonuses and profits made by directors and senior officers in the 12-month period covered by restated financial statements, a prohibition on insider trading during pension plan black-out periods, disclosure of off-balance sheet transactions, a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions), expedited filing requirements for stock transaction reports by officers and directors, the formation of a public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

Deposit Insurance The premium that banks pay for deposit insurance is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Interstate Banking and Branching Section 613 of the DFA amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The expanded de novo branching authority of the DFA authorizes a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. Section 607 of the DFA also increases the approval threshold for interstate bank acquisitions, providing that a bank holding company must be well capitalized and well managed as a condition to approval of an interstate bank acquisition, rather than being merely adequately capitalized and adequately managed, and that an acquiring bank must be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.

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

In addition to numerous provisions that affect the business of banks and bank holding companies, the DFA includes in Title IX a number of provisions affecting corporate governance and executive compensation, for example the requirements that stockholders be given the opportunity to consider and vote upon executive compensation disclosed in a company’s annual meeting proxy statement, that a company’s compensation committee be comprised entirely of independent directors and that the committee have stated minimum authorities, that company policy provide for recovery of excess incentive compensation after an accounting restatement, and that stockholders have the ability to designate director nominees for inclusion in a company’s annual meeting proxy statement. Section 956 also provides for adoption of incentive compensation guidelines jointly by the Federal banking agencies and the SEC, the National Credit Union Administration, and the Federal Housing Finance Agency.

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

MBC’s CRA performance evaluation dated December 2, 2013 states that MBC’s CRA rating is “Satisfactory.”

Federal Home Loan Bank The Federal Home Loan Bank serves as a credit source for their members. As a member of the FHLB of Cincinnati, MBC is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to the FHLB member bank’s amount of loans, and or “advances,” from the FHLB.

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

Fair Housing Act. The Fair Housing Act makes it unlawful for a lender to discriminate against any person because of race, color, religion, national origin, sex, handicap, or familial status. A number of lending practices have been held by the courts to be illegal under the Fair Housing Act, including some practices that are not specifically mentioned in the Fair Housing Act.

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

Item 1.A — Risk Factors

Risks Related to the Company’s Business

We are exposed to interest-rate risk. We assess the impact of interest rate movement on net interest income and equity value on a quarterly basis, using a financial model simulating exposure in myriad interest rate scenarios. The December 31, 2014 model results show a decrease in net interest income of 1.46% in a 200 basis point rising rate environment, with rates rising gradually over a 12-month period. The economic value of equity, which measures longer term effects of interest rate movements, shows a decrease of 5.70% in a 200 basis point rising rate environment over the same period. Both of these measurements are within our board-approved risk tolerance and policy limits. With the record low interest rates that have prevailed for many years, the interest-rate risk that exists for most or all financial institutions arises out of interest rates that increase more than anticipated or that increase more quickly than expected. If interest rates change more abruptly than we have simulated or if the increase is greater than we have simulated, this could have an adverse effect on our net interest income and equity value.

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect (i) our ability to originate loans, (ii) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, and (iv) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although the Company believes that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely lead to deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. Borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Changes in accounting standards could materially impact our consolidated financial statements. Our accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The accounting standard setters, including the Financial Accounting Standards Board, the SEC, and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously-reported financial results, or a cumulative charge to retained earnings. Management may be required to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.

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

Compliance with Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 involves significant expenditures, and non-compliance may adversely affect us. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011, and the related rules and regulations promulgated by the SEC and the bank regulatory agencies that are now applicable to us have increased the scope, complexity, and cost of corporate governance, reporting, disclosure, and routine banking practices. The Company expects to experience greater compliance costs, including those related to internal controls. We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly to implement. In the event that the Company is unable to maintain or achieve compliance with SOX, the DFA, and any related rules, it may be adversely affected.

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

The 12 FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment in the equity stock of the FHLB of Cincinnati could be adversely impacted by the operations of the other FHLBs. Certain FHLBs, including Cincinnati, have experienced lower earnings from time to time and paid out lower dividends to their members. If a FHLB’s capital drops below 4% of its assets, restrictions on the redemption or repurchase of member banks’ FHLB stock are imposed by law. Should the FHLBs be restricted from redeeming or repurchasing member banks’ FHLB stock due to adverse financial conditions affecting either individual FHLBs or the FHLB System as a whole, member banks may be required to recognize an impairment charge on their FHLB equity stock investments. Future problems at the FHLBs may impact the collateral necessary to secure borrowings and limit the borrowings extended to member banks, as well as require additional capital contributions by member banks. Should this occur, the Company’s short-term liquidity needs could be negatively impacted. Should the Company be restricted from using FHLB advances due to weakness in the FHLB System or with the FHLB of Cincinnati, the Company may be forced to find alternative funding sources. These alternative funding sources may include seeking lines of credit with third party banks or the Federal Reserve Bank, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available for sale in order to maintain adequate levels of liquidity.

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2014, MBC could have declared dividends of approximately $10.3 million in the aggregate to the Company, assuming the ODFI did not object. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. Until January 20, 2017 MBC cannot pay dividends to the Company unless MBC first obtains approval of the ODFI.

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

The Company’s common stock is thinly traded, and it is therefore susceptible to wide price swings. Trading under the symbol MBCN, our stock became listed on the Nasdaq Capital Market in September of 2014. Exchange listing does not give any assurance that an active trading market will develop, however. There has been limited trading interest in our stock despite our exchange listing with NASDAQ. The Company could fail subsequently to satisfy the standards for continued exchange listing, such as standards having to do with the minimum number of public shareholders or the aggregate market value of publicly held shares. Consequently, investors should regard the Company’s common stock as a long-term investment and should be prepared to bear the economic risk for an indefinite period.

Item 1B — Unresolved Staff Comments

     Not applicable

Item 2 — Properties

     The Company’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch	Portage	Leased	three-year lease renewed in November 2010, with option to renew for five additional consecutive three-year terms
10519 South Main Street
Mantua, Ohio

Chardon Branch	Geauga	Owned
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned
30 South Maple Avenue
Orwell, Ohio

Newbury Branch	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms
11110 Kinsman Road
Newbury, Ohio

Cortland Branch	Trumbull	Owned
3450 Niles Cortland Road
Cortland, Ohio

Dublin Branch	Franklin	Leased	twenty-year lease dated February 2004, with the option to purchase after the tenth year
6215 Perimeter Drive
Dublin, OH

Westerville Branch	Franklin	Owned
17 North State Street
Westerville, OH

Administrative Offices:	Geauga	Owned
15200 Madison Road Suite 108
Middlefield, Ohio 44062

     At December 31, 2014 the net book value of the Company’s investment in premises and equipment totaled $10.0 million.

Item 3 — Legal Proceedings

From time to time the Company and the subsidiary bank are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of Company or the subsidiary bank, either individually or in the aggregate.

Item 4 — Mine Safety Disclosures

Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2014 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under” Supervision and Regulation.”

Equity Compensation Plan information

The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under the Company’s existing equity plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders:

1999 Stock Option Plan	10,313	$37.80	-
2007 Omnibus Equity Plan	36,138	25.08	113,549
Total	46,451	$27.90	113,549

Unregistered Sales of Equity Securities and Use of Proceeds

In a private common stock offering that began in 2010, Middlefield Banc Corp. sold a total of 138,150 shares in 2011, followed by a sale of 93,050 shares on April 17, 2012 and a sale of 103,585 shares on April 30, 2012. The offering concluded on March 8, 2013 with a sale of 13,320 shares to an institutional investor, completing the sale to that investor under the terms of the subscription agreement it entered into in August of 2011. All sales in the offering occurred at $16 per share. In reliance on the private offering exemption in the SEC’s Regulation D, Rule 506, the offering was carried out without registration under the Securities Act of 1933. We made offers and sales solely to accredited investors, as defined in Regulation D.

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

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis” in the Company’s 2014 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2014 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers of the Registrant, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Item 13 — Certain Relationships, Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014:
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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Theresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2014 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 17, 2014

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

13	Portions of Annual Report to Shareholders for the year ended December 31, 2014 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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
Date: March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 11, 2015
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 11, 2015
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 11, 2015
Carolyn J. Turk, Chairman of the Board

/s/ Eric W. Hummel	March 11, 2015
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 11, 2015
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 11, 2015
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 11, 2015
James J. McCaskey, Director

/s/ Joseph J. Thomas	March 11, 2015
Joseph J. Thomas, Director

/s/ William J. Skidmore	March 11, 2015
William J. Skidmore, Director

/s/ Clayton W. Rose, III	March 11, 2015
Clayton W. Rose, III, Director

/s/ Robert W. Toth	March 11, 2015
Robert W. Toth, Director