Form 10-Q
period 2015-03-31
MIDDLEFIELD BANC CORP
filed 2015-05-13
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number 001-36613

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

YES [☑] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [☑] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Small reporting company [☑]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [☑]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class: Common Stock, without par value

Outstanding at May 13, 2015: 2,247,808

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$32,727	$20,846
Federal funds sold	12,535	4,793
Cash and cash equivalents	45,262	25,639
Investment securities available for sale, at fair value	151,159	154,334
Loans held for sale	690	438
Loans	475,818	470,584
Less allowance for loan and lease losses	6,447	6,846
Net loans	469,371	463,738
Premises and equipment, net	9,927	9,980
Goodwill	4,559	4,559
Core deposit intangibles	106	116
Bank-owned life insurance	9,161	9,092
Other real estate owned	2,203	2,590
Accrued interest and other assets	7,496	7,045

TOTAL ASSETS	$699,934	677,531

LIABILITIES
Deposits:
Noninterest-bearing demand	$105,728	$105,512
Interest-bearing demand	64,460	56,377
Money market	77,099	75,895
Savings	179,850	178,470
Time	190,006	169,858
Total deposits	617,143	586,112
Short-term borrowings	4,913	14,808
Other borrowings	10,533	10,624
Accrued interest and other liabilities	1,661	2,120
TOTAL LIABILITIES	634,250	613,664

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,247,556 and 2,242,025 shares issued; 2,058,026 and 2,052,495 shares outstanding	35,706	35,529
Retained earnings	33,618	32,524
Accumulated other comprehensive income	3,094	2,548
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	65,684	63,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$699,934	$677,531

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,843	$5,694
Interest-bearing deposits in other institutions	8	5
Federal funds sold	3	3
Investment securities:
Taxable interest	395	509
Tax-exempt interest	759	755
Dividends on stock	27	23
Total interest income	7,035	6,989

INTEREST EXPENSE
Deposits	831	940
Short-term borrowings	37	35
Other borrowings	23	32
Trust preferred securities	(8)	26
Total interest expense	883	1,033

NET INTEREST INCOME	6,152	5,956

Provision for loan losses	105	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,047	5,776

NONINTEREST INCOME
Service charges on deposit accounts	441	441
Investment securities gains (losses), net	24	(6)
Earnings on bank-owned life insurance	69	67
Gain on sale of loans	53	-
Other income	209	213
Total noninterest income	796	715

NONINTEREST EXPENSE
Salaries and employee benefits	2,360	2,016
Occupancy expense	349	321
Equipment expense	216	220
Data processing costs	250	214
Ohio state franchise tax	75	83
Federal deposit insurance expense	112	132
Professional fees	319	287
Loss (gain) on other real estate owned	88	(5)
Advertising expense	196	123
Other real estate expense	65	63
Directors fees	118	86
Other expense	663	689
Total noninterest expense	4,811	4,229
Income before income taxes	2,032	2,262
Income taxes	404	499
NET INCOME	$1,628	$1,763

EARNINGS PER SHARE
Basic	$0.79	$0.87
Diluted	0.79	0.86

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,628	$1,763

Other comprehensive income:
Net unrealized holding gain on available-for-sale securities	851	2,799
Tax effect	(289)	(952)

Reclassification adjustment for investment securities (gain) loss included in net income	(24)	6
Tax effect	8	(2)

Total other comprehensive income	546	1,851

Comprehensive income	$2,174	$3,614

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2014	$35,529	$32,524	$2,548	$(6,734)	$63,867

Net income		1,628			1,628
Other comprehensive income			546		546
Dividend reinvestment and purchase plan (5,281 shares)	175				175
Stock options exercised (250 shares)	2				2
Cash dividends ($0.26 per share)		(534)			(534)

Balance, March 31, 2015	$35,706	$33,618	$3,094	$(6,734)	$65,684

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,628	$1,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	180
Investment securities (gain) loss, net	(24)	6
Depreciation and amortization	180	202
Amortization of premium and discount on investment securities	189	182
Accretion of deferred loan fees, net	(241)	(76)
Origination of loans held for sale	(2,664)	-
Proceeds from sale of loans	2,465	-
Gain on sale of loans	(53)	-
Earnings on bank-owned life insurance	(69)	(67)
Deferred income tax	(305)	(156)
Loss (gain) on other real estate owned	88	(5)
Increase in accrued interest receivable	(454)	(391)
Decrease in accrued interest payable	(11)	(19)
Other, net	(407)	(481)
Net cash provided by operating activities	427	1,138

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	2,224	3,306
Proceeds from sale of securities	1,590	514
Increase in loans, net	(5,497)	(8,139)
Proceeds from the sale of other real estate owned	299	47
Purchase of premises and equipment	(108)	(156)
Net cash used for investing activities	(1,492)	(4,428)

FINANCING ACTIVITIES
Net increase in deposits	31,031	25,930
Decrease in short-term borrowings, net	(9,895)	(5,489)
Repayment of other borrowings	(91)	(141)
Stock options exercised	2	-
Proceeds from dividend reinvestment and purchase plan	175	136
Cash dividends	(534)	(529)
Net cash provided by financing activities	20,688	19,907

Increase in cash and cash equivalents	19,623	16,617

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,639	26,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,262	$42,810

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$894	$1,052
Income taxes	-	610

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2014, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U.S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2014. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The Company has included the disclosures related to this Update in Note 8.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update did not have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update did not have a significant impact on the Company’s financial statements.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of March 31, 2015 and 2014.

Stock option activity during the three months ended March 31 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2015	Price	2014	Price

Outstanding, January 1	46,451	$27.90	58,581	$28.38
Exercised	(375)	$17.55	-	-

Outstanding, March 31	46,076	$27.99	58,581	$28.38

Exercisable, March 31	46,076	$27.99	58,581	$28.38

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

	For the Three
	Months Ended
	March 31,
	2015	2014
Weighted-average common shares outstanding	2,243,190	2,223,010

Average treasury stock shares	(189,530)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,053,660	2,033,480

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	9,207	6,035

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,062,867	2,039,515

Options to purchase 46,076 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding as of the three months ended March 31, 2015. For the three months ended March 31, 2015, 27,250 were considered dilutive based on the market price exceeding the strike price.

Options to purchase 58,581 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended March 31, 2014. For the three months ended March 31, 2014, 27,375 were considered dilutive based on the market price exceeding the strike price.

NOTE 4 - FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following levels:

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

		March 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$22,921	$-	$22,921
Obligations of states and political subdivisions	-	96,097	-	96,097
Mortgage-backed securities in government- sponsored entities		28,517		28,517
Private-label mortgage-backed securities	-	2,725	-	2,725
Total debt securities	-	150,260	-	150,260
Equity securities in financial institutions	-	899	-	899
Total	$-	$151,159	$-	$151,159

		December 31, 2014
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$22,896	$-	$22,896
Obligations of states and political subdivisions	-	98,345	-	98,345
Mortgage-backed securities in government- sponsored entities	-	29,391	-	29,391
Private-label mortgage-backed securities	-	2,919	-	2,919
Total debt securities	-	153,551	-	153,551
Equity securities in financial institutions	-	783	-	783
Total	$-	$154,334	$-	$154,334

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of March 31, 2015 or December 31, 2014.

The Company uses prices compiled by third party vendors due to improvements in third party pricing methodology that have narrowed the variances between third party vendor prices and actual market prices.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include quoted market prices for identical assets classified as Level I inputs and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

		March 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$11,059	$11,059
Other real estate owned	-	-	2,203	2,203

		December 31, 2014
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$12,772	$12,772
Other real estate owned	-	-	2,590	2,590

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)			Valuation	Unobservable	Range
	Fair Value Estimate		Techniques	Input	(Weighted Average)
	March 31, 2015	December 31, 2014
Impaired loans	$11,059	$12,772	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-128.1%	(-31.1%)
Other real estate owned	$2,203	$2,590	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-10.0%	(-7.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2015
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$45,262	$45,262	$-	$-	$45,262
Investment securities Available for sale	151,159	-	151,159	-	151,159
Loans held for sale	690	-	690	-	690
Net loans	469,371	-	-	481,581	481,581
Bank-owned life insurance	9,161	9,161	-	-	9,161
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,549	2,549	-	-	2,549

Financial liabilities:
Deposits	$617,143	$427,137	$-	$186,893	$614,030
Short-term borrowings	4,913	4,913	-	-	4,913
Other borrowings	10,533	-	-	12,528	12,528
Accrued interest payable	304	304	-	-	304

	December 31, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$25,639	$25,639	$-	$-	$25,639
Investment securities Available for sale	154,334	-	154,334	-	154,334
Loans held for sale	438	-	438	-	438
Net loans	463,738	-	-	475,019	475,019
Bank-owned life insurance	9,092	9,092	-	-	9,092
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,095	2,095	-	-	2,095

Financial liabilities:
Deposits	$586,112	$416,254	$-	$170,542	$586,796
Short-term borrowings	14,808	14,808	-	-	14,808
Other borrowings	10,624	-		10,822	10,822
Accrued interest payable	315	315	-	-	315

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

Loans Held for Sale

Loans held for sale are carried at lower of cost or market value. The fair value of loans held for sale is based on secondary market pricing on portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2015 and 2014, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities (a)
Balance as of December 31, 2014	$2,548
Other comprehensive income before reclassification	562
Amount reclassified from accumulated other comprehensive income	(16)
Period change	546
Balance at March 31, 2015	$3,094

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities (a)
Balance as of December 31, 2013	$(2,237)
Other comprehensive income before reclassification	1,847
Amount reclassified from accumulated other comprehensive income	4
Period change	1,851
Balance at March 31, 2014	$(386)

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, respectively:

Amount Reclassified from Accumulated Other Comprehensive
(Dollars in thousands)	Income (a)	Affected Line Item in the Statement Where
Details about other comprehensive income	March 31, 2015	Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$24	Investment securities gains (losses), net
	(8)	Income taxes
	$16	Net of tax

Amount Reclassified from Accumulated Other Comprehensive
(Dollars in thousands)	Income (a)	Affected Line Item in the Statement Where
Details about other comprehensive income	March 31, 2014	Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$(6)	Investment securities gains (losses), net
	2	Income taxes
	$(4)	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$22,697	$383	$(159)	$22,921
Obligations of states and political subdivisions:
Taxable	2,952	305	-	3,257
Tax-exempt	89,544	3,749	(453)	92,840
Mortgage-backed securities in government-sponsored entities	28,055	573	(111)	28,517
Private-label mortgage-backed securities	2,500	225	-	2,725
Total debt securities	145,748	5,235	(723)	150,260
Equity securities in financial institutions	750	149	-	899
Total	$146,498	$5,384	$(723)	$151,159

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$23,035	$311	$(450)	$22,896
Obligations of states and political subdivisions:
Taxable	2,953	226	-	3,179
Tax-exempt	91,916	3,803	(553)	95,166
Mortgage-backed securities in government-sponsored entities	29,150	475	(234)	29,391
Private-label mortgage-backed securities	2,672	247	-	2,919
Total debt securities	149,726	5,062	(1,237)	153,551
Equity securities in financial institutions	750	33	-	783
Total	$150,476	$5,095	$(1,237)	$154,334

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table provides investment maturity tranches as of March 31, 2015:

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$998	$1,014
Due after one year through five years	12,447	12,820
Due after five years through ten years	20,148	20,888
Due after ten years	112,155	115,538

Total	$145,748	$150,260

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three months ended March 31 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended March 31,
	2015	2014
Proceeds from sales	$1,590	$514
Gross realized gains	48	-
Gross realized losses	(24)	(6)

Investment securities with an approximate carrying value of $61.5 million and $61.9 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$1,988	$(12)	$13,101	$(147)	$15,089	$(159)
Obligations of states and political subdivisions	4,682	(34)	12,767	(419)	17,449	(453)
Mortgage-backed securities in government-sponsored entities	-	-	7,815	(111)	7,815	(111)
Total	$6,670	$(46)	$33,683	$(677)	$40,353	$(723)

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$15,734	$(450)	$15,734	$(450)
Obligations of states and political subdivisions	2,406	(10)	18,232	(543)	20,638	(553)
Mortgage-backed securities in government-sponsored entities	-	-	16,774	(234)	16,774	(234)
Total	$2,406	$(10)	$50,740	$(1,227)	$53,146	$(1,237)

There were 54 securities considered temporarily impaired at March 31, 2015.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 98% of the total available-for-sale portfolio as of March 31, 2015 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2015 and 2014, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2015 or December 31, 2014 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2015	2014

Commercial and industrial	$48,916	$60,744
Real estate - construction	24,763	30,296
Real estate - mortgage:
Residential	231,836	227,552
Commercial	165,680	147,413
Consumer installment	4,623	4,579
	475,818	470,584
Less Allowance for loan and lease losses	6,447	6,846

Net loans	$469,371	$463,738

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The Company also serves the central Ohio market with offices in Dublin and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
March 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,061	$2,467	$4,482	$4,041	$6	$12,057
Collectively evaluated for impairment	47,855	22,296	227,354	161,639	4,617	463,761
Total loans	$48,916	$24,763	$231,836	$165,680	$4,623	$475,818

			Real estate- Mortgage
December 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,393	$3,296	$5,183	$4,490	$6	$14,368
Collectively evaluated for impairment	59,351	27,000	222,369	142,923	4,573	456,216
Total loans	$60,744	$30,296	$227,552	$147,413	$4,579	$470,584

			Real Estate- Mortgage
March 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$65	$181	$550	$200	$2	$998
Collectively evaluated for impairment	428	313	2,909	1,758	41	5,449
Total ending allowance balance	$493	$494	$3,459	$1,958	$43	$6,447

			Real Estate- Mortgage
December 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$83	$589	$892	$30	$2	$1,596
Collectively evaluated for impairment	559	279	2,811	1,546	55	5,250
Total ending allowance balance	$642	$868	$3,703	$1,576	$57	$6,846

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2015
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$692	$691	$-
Real estate - construction	2,286	2,281	-
Real estate - mortgage:
Residential	1,857	1,855	-
Commercial	3,074	3,064	-
Consumer installment	-	-	-
Total	$7,909	$7,891	$-

With an allowance recorded:
Commercial and industrial	$369	$368	$65
Real estate - construction	181	181	181
Real estate - mortgage:
Residential	2,625	2,622	550
Commercial	967	965	200
Consumer installment	6	6	2
Total	$4,148	$4,142	$998

Total:
Commercial and industrial	$1,061	$1,059	$65
Real estate - construction	2,467	2,462	181
Real estate - mortgage:
Residential	4,482	4,477	550
Commercial	4,041	4,029	200
Consumer installment	6	6	2
Total	$12,057	$12,033	$998

December 31, 2014
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,146	$1,145	$-
Real estate - construction	2,707	2,705	-
Real estate - mortgage:
Residential	2,202	2,197	-
Commercial	4,064	4,060	-
Consumer installment	-	-	-
Total	$10,119	$10,107	$-

With an allowance recorded:
Commercial and industrial	$247	$247	$83
Real estate - construction	589	589	589
Real estate - mortgage:
Residential	2,981	2,978	892
Commercial	426	426	30
Consumer installment	6	6	2
Total	$4,249	$4,246	$1,596

Total:
Commercial and industrial	$1,393	$1,392	$83
Real estate - construction	3,296	3,294	589
Real estate - mortgage:
Residential	5,183	5,175	892
Commercial	4,490	4,486	30
Consumer installment	6	6	2
Total	$14,368	$14,353	$1,596

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2015

	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$1,227	$14
Real estate - construction	2,882	20
Real estate - mortgage:
Residential	4,833	38
Commercial	4,266	39
Consumer installment	6	-
	$13,213	$110

	For the Three Months Ended March 31, 2014

	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$2,558	$37
Real estate - construction	3,719	41
Real estate - mortgage:
Residential	5,239	57
Commercial	5,827	75
Consumer installment	15	-
	$17,358	$210

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan-rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis with the Chief Credit Officer ultimately responsible for accurate and timely risk ratings.  The Credit Department performs an annual review of all commercial relationships $1,000,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
March 31, 2015

Commercial and industrial	$47,707	$168	$1,003	$38	$48,916
Real estate - construction	23,065	1,403	114	181	24,763
Real estate - mortgage:
Residential	223,187	780	7,869	-	231,836
Commercial	155,831	4,433	5,416	-	165,680
Consumer installment	4,617	-	6	-	4,623
Total	$454,407	$6,784	$14,408	$219	$475,818

		Special			Total
December 31, 2014	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$58,976	$-	$1,730	$38	$60,744
Real estate - construction	29,212	495	-	589	30,296
Real estate - mortgage:
Residential	218,244	584	8,724	-	227,552
Commercial	137,755	3,908	5,750	-	147,413
Consumer installment	4,572	-	7	-	4,579
Total	$448,759	$4,987	$16,211	$627	$470,584

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
March 31, 2015

Commercial and industrial	$48,522	$316	77	1	394	$48,916
Real estate - construction	24,650	-	113	-	113	24,763
Real estate - mortgage:
Residential	227,591	2,147	465	1,633	4,245	231,836
Commercial	164,917	72	123	568	763	165,680
Consumer installment	4,604	12	7	-	19	4,623
Total	$470,284	$2,547	$785	$2,202	$5,534	$475,818

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2014

Commercial and industrial	$60,296	349	68	31	448	60,744
Real estate - construction	30,296	-	-	-	-	30,296
Real estate - mortgage:
Residential	223,209	2,065	363	1,915	4,343	227,552
Commercial	146,816	30	-	567	597	147,413
Consumer installment	4,547	27	3	2	32	4,579
Total	$465,164	2,471	434	2,515	5,420	470,584

		90+ Days Past Due
	Nonaccrual	and Accruing
March 31, 2015

Commercial and industrial	$101	$-
Real estate - construction	174	-
Real estate - mortgage:
Residential	4,616	165
Commercial	1,424	-
Consumer installment	1	1
Total	$6,316	$166

		90+ Days Past Due
	Nonaccrual	and Accruing
December 31, 2014

Commercial and industrial	$365	$-
Real estate - construction	587	-
Real estate - mortgage:
Residential	5,438	165
Commercial	955	-
Consumer installment	2	-
Total	$7,347	$165

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2014	$642	$868	$3,703	$1,576	$57	$6,846
Charge-offs	(100)	(385)	(191)	-	(3)	(679)
Recoveries	162	-	12	-	1	175
Provision	(211)	11	(65)	382	(12)	105
ALLL balance at March 31, 2015	$493	$494	$3,459	$1,958	$43	$6,447

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2013	$614	$576	$3,664	$2,170	$22	$7,046
Charge-offs	(12)	-	(315)	-	(23)	(350)
Recoveries	1	-	136	-	2	139
Provision	264	(88)	241	(308)	71	180
ALLL balance at March 31, 2014	$867	$488	$3,726	$1,862	$72	$7,015

The following tables summarize troubled debt restructurings (in thousands):

	For the three months ended
	March 31, 2015
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$48	$48
Residential real estate	1	-	1	175	195

	For the three months ended
	March 31, 2014
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$49	$49
Consumer	-	1	1	7	7

The following table summarizes subsequent defaults of troubled debt restructurings (in thousands):

	For the three months ended
	March 31, 2014
	Number of	Recorded
Troubled Debt Restructurings subsequently defaulted	Contracts	Investment
Commercial and industrial	6	$248
Real estate- mortgage:
Residential	1	68
Commercial	1	5

No TDRs, modified in the past twelve months, subsequently defaulted in the three months ended March 31, 2015.

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. As of March 31, 2015 and December 31, 2014, $2.2 million and $2.6 million, respectively, of OREO were included in other assets. As of March 31, 2015, the Company has initiated formal foreclosure proceedings on $60,000 of residential real estate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2015 quarter at $699.9 million, an increase of $22.4 million or 3.3% from December 31, 2014. For the same time period, cash and cash equivalents increased $19.6 million, or 76.5% while net loans increased $5.6 million, or 1.2%. Total liabilities increased $20.6 million, or 3.4% while stockholders’ equity grew $1.8 million, or 2.8%.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $19.6 million at March 31, 2015 from $25.6 million at December 31, 2014. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on March 31, 2015 totaled $151.2 million, a decrease of $3.2 million or 2.1% from $154.3 million at December 31, 2014. During this period the Company recorded repayments, calls, and maturities of $2.2 million. Sales of securities were $1.6 million with a net realized gain of $24,000. No purchases were made during this period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $5.6 million or 1.2% to $469.4 million as of March 31, 2015 from $463.7 million at December 31, 2014. Included in this amount were increases in the commercial and residential real estate portfolios of $18.3 million, or 12.4% and $4.3 million, or 1.9%, respectively. The commercial and industrial and real estate construction portfolios decreased by $11.8 million and $5.5 million, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on March 31, 2015 totaled $690,000, an increase $252,000, or 57.5%.

Allowance for loan and lease losses and Asset Quality. The Company decreased the allowance for loan and lease losses to $6.4 million, or 1.4% of total loans, at March 31, 2015. For the three months ended March 31, 2015, net loan charge-offs totaled $504,000, or 0.43% of average loans, compared to net charge-offs of $211,000, or 0.19%, for the first quarter of 2014. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $105,000, versus $180,000 for the same period in the prior year.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to test management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2015. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 23 TDRs with a total balance of $2.8 million as of March 31, 2015. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $7.7 million as of March 31, 2015, down $1.3 million from $9.0 million at December 31, 2014.

	Asset Quality History
(Dollar amounts in thousands)	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014

Nonperforming loans	$8,262	$9,048	$10,497	$10,506	$10,741
Real estate owned	2,203	2,590	2,674	2,392	2,656

Nonperforming assets	10,465	11,638	13,171	12,898	13,397

Allowance for loan and lease losses	6,447	6,846	7,288	7,129	7,015

Ratios
Nonperforming loans to total loans	1.74%	1.92%	2.24%	2.33%	2.42%
Nonperforming assets to total assets	1.50%	1.72%	1.94%	1.93%	2.00%
Allowance for loan and lease losses to total loans	1.35%	1.45%	1.56%	1.58%	1.58%
Allowance for loan and lease losses to nonperforming loans	78.03%	75.66%	69.43%	67.85%	65.31%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2015, 93.0% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $617.1 million or 97.6% of the Company’s total funding sources at March 31, 2015. Total deposits increased $31.0 million or 5.3% at March 31, 2015 from $586.1 million at December 31, 2014. The increase in deposits is primarily related to the increase in time deposit and interest-bearing demand accounts of $20.1 million or 11.9%, and $8.1 million or 14.3%, respectively, at March 31, 2015.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $9.9 million, or 66.8%, to $4.9 million as of March 31, 2015. Other borrowings, representing advances from the Federal Home Loan Bank of Cincinnati, declined $91,000, or 0.9%, for the three months ended March 31, 2015 as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $1.8 million, or 2.8%, to $65.7 million at March 31, 2015 from $63.9 million at December 31, 2014. This growth was the result of increases in retained earnings and accumulated other comprehensive income (“AOCI”) of $1.1 million and $0.5 million, respectively. The change to AOCI is due to available-for-sale securities fair value adjustments and the change in retaining earnings is due to the year to date net income offset by dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2015, was $1.6 million, a $135,000, or 7.7% decrease from the amount earned during the same period in 2014. Diluted earnings per share for the quarter was $0.79 compared to $0.86 for the same period in 2014.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.96% and 10.23%, respectively, compared with 1.08% and 13.10% for the same period in 2014.

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

Net interest income for the three months ended March 31, 2015 totaled $6.2 million, an increase of 3.3% from that reported in the comparable period of 2014. The net interest margin was 4.02% for the first quarter of 2014, down from the 4.06% reported for the same quarter of 2014. The decrease is attributable to lower interest-earning asset yields, which decreased 16 basis points to 4.56%.

Interest income. Interest income increased $46,000, or 0.7%, for the three months ended March 31, 2015, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest earned on taxable investment securities.

Interest earned on loans receivable increased $149,000, or 2.6%, for the three months ended March 31, 2015, compared to the same period in the prior year. This increase is attributable to a reduction in the average yield of 19 basis points to 5.01% from March 31, 2014, more than offset by a $28.2 million increase in average loan balance.

Interest earned on securities decreased $110,000, or 8.7%, for the three months ended March 31, 2015, compared to the same period in the prior year. The average balance decreased $4.2 million, or 2.7% while the 4.11% yield on the investment portfolio was a decrease of 17 basis points, from 4.28%, for the same period in the prior year.

Interest expense. Interest expense decreased $150,000, or 14.5%, for the three months ended March 31, 2015, compared to the same period in the prior year. The decline was mostly attributed to an 11 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year. It was further impacted by a decrease in the average balance of borrowings of $6.6 million, or 24.8%, partially offset by an increase in the average balance of interest-bearing demand deposits of $3.7 million, or 6.9%, respectively, compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $109,000, or 11.6%, for the three months ended March 31, 2015, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.68% from 0.78% for the same period in the prior year. This improvement was partially offset by an increase in the average balance of interest-bearing deposits of $3.3 million, or 0.7%, to $493.4 million when compared to $490.1 million for the same period in the prior year.

Interest incurred on borrowings decreased $41,000, or 44.1%, for the three months ended March 31, 2015, compared to the same period in the prior year.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $105,000 was recorded for the quarter ended March 31, 2015 compared to $180,000 for the quarter ended March 31, 2014. The provision for loan losses was lower due to decreases in nonperforming loans. Nonperforming loans were $8.3 million, or 1.7% of total loans at March 31, 2015 compared with $10.7 million, or 2.4% at March 31, 2014. For the three months ended March 31, 2015, net loan charge-offs totaled $504,000, or 0.43% of average loans, compared to net charge-offs of $211,000, or 0.19%, for the first quarter of 2014.

Noninterest income. Noninterest income increased $81,000 for the three months ended March 31, 2015 over the comparable 2014 period. This increase was largely the result of increases in gain on sale of loans and net investment security gains of $53,000 and $30,000, respectively.

Noninterest expense. Noninterest expense of $4.8 million for the first quarter of 2014 was 13.8% or $582,000 more than the first quarter of 2014. Salaries and benefits and loss on the sale of other real estate owned increased $344,000, or 17.1%, and $93,000, respectively. Salaries increased due to increases to average pay as well as the addition of key employees. The loss on OREO sale is due to carrying values of foreclosed properties exceeding market values.

Provision for income taxes. The Company recognized $404,000 in income tax expense, which reflected an effective tax rate of 19.9% for the three months ended March 31, 2015, as compared to $499,000 with an effective tax rate of 22.1% for the comparable 2014 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2015, have remained unchanged from December 31, 2014.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended March 31,
	2015			2014

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans	$472,569	$5,843	5.01%	$444,331	$5,694	5.20%
Investment securities (3)	152,584	1,154	4.11%	156,775	1,264	4.28%
Interest-bearing deposits with other banks	35,702	38	0.43%	32,973	31	0.38%
Total interest-earning assets	660,855	7,035	4.56%	634,079	6,989	4.72%
Noninterest-earning assets	24,338			25,418
Total assets	$685,193			$659,497
Interest-bearing liabilities:
Interest-bearing demand deposits	$57,931	44	0.31%	$54,215	42	0.31%
Money market deposits	75,853	75	0.40%	75,927	76	0.41%
Savings deposits	178,044	137	0.31%	177,044	138	0.32%
Certificates of deposit	181,558	575	1.28%	182,879	684	1.52%
Borrowings	20,038	52	1.05%	26,634	93	1.42%
Total interest-bearing liabilities	513,424	883	0.70%	516,699	1,033	0.81%
Noninterest-bearing liabilities
Other liabilities	107,227			88,222
Stockholders' equity	64,542			54,576
Total liabilities and stockholders' equity	$685,193			$659,497
Net interest income		$6,152			$5,956
Interest rate spread (1)			3.86%			3.91%
Net interest margin (2)			4.02%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.72%			122.72%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $391 and $389 for 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2015 and 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2015 versus 2014

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$362	$(213)	$149
Investment securities	(44)	(66)	(110)
Interest-bearing deposits with other banks	3	4	7
Total interest-earning assets	321	(275)	46

Interest-bearing liabilities:
Interest-bearing demand deposits	3	(1)	2
Money market deposits	-	(1)	(1)
Savings deposits	1	(2)	(1)
Certificates of deposit	(5)	(104)	(109)
Borrowings	(23)	(18)	(41)
Total interest-bearing liabilities	(24)	(126)	(150)

Net interest income	$345	$(149)	$196

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

For the three months ended March 31, 2015, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY MATTERS

The Company is subject to the regulatory requirements of the Federal Reserve System as a bank holding company. The bank subsidiary is subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the State of Ohio, Division of Financial Institutions.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

The Bank met each of the well capitalized ratio guidelines at March 31, 2015. The following table indicates the capital ratios for the Bank and Company at March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.34%	13.67%	13.67%	14.27%
Middlefield Banc Corp.	9.70%	14.22%	14.22%	14.82%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (MB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2014
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.25%	12.95%	N/A	14.19%
Middlefield Banc Corp.	9.60%	13.38%	N/A	14.64%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (MB only)	5.00%	6.00%	N/A	10.00%

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

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation- Projected net interest income over the next twelve months will not be reduced by more than 10% given a gradual shift (i.e. over 12-months) in interest rates of up to 200 basis points (+ or -) and assuming no balance sheet growth.

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2015 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2015 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2015 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(0.44)%	(1.44)%

Portfolio equity - increase (decrease)	(0.70)%	(11.90)%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1a. There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other information

None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2015

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1	Annual Incentive Plan 2014 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 17, 2014

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: May 13, 2015	By:	/s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: May 13, 2015	By:	/s/ Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer

39