Form 10-Q
period 2015-06-30
MIDDLEFIELD BANC CORP
filed 2015-08-11
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Class: Common Stock, without par value

Outstanding at August 11, 2015: 2,062,733

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$20,311	$20,846
Federal funds sold	2,340	4,793
Cash and cash equivalents	22,651	25,639
Investment securities available for sale, at fair value	157,577	154,334
Loans held for sale	398	438
Loans	492,893	470,584
Less allowance for loan and lease losses	6,346	6,846
Net loans	486,547	463,738
Premises and equipment, net	10,019	9,980
Goodwill	4,559	4,559
Core deposit intangibles	96	116
Bank-owned life insurance	13,253	9,092
Other real estate owned	2,308	2,590
Accrued interest and other assets	8,110	7,045

TOTAL ASSETS	$705,518	677,531

LIABILITIES
Deposits:
Noninterest-bearing demand	$109,732	$105,512
Interest-bearing demand	59,128	56,377
Money market	73,425	75,895
Savings	179,353	178,470
Time	201,886	169,858
Total deposits	623,524	586,112
Short-term borrowings	4,517	14,808
Other borrowings	10,465	10,624
Accrued interest and other liabilities	2,200	2,120
TOTAL LIABILITIES	640,706	613,664

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,252,179 and 2,242,025 shares issued; 2,062,649 and 2,052,495 shares outstanding	35,854	35,529
Retained earnings	34,570	32,524
Accumulated other comprehensive income	1,122	2,548
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	64,812	63,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$705,518	$677,531

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,842	$5,575	$11,685	$11,269
Interest-bearing deposits in other institutions	12	9	20	14
Federal funds sold	5	6	8	9
Investment securities:
Taxable interest	379	526	774	1,035
Tax-exempt interest	805	783	1,564	1,538
Dividends on stock	23	20	50	43
Total interest income	7,066	6,919	14,101	13,908

INTEREST EXPENSE
Deposits	874	929	1,705	1,869
Short-term borrowings	33	38	70	73
Other borrowings	23	32	46	64
Trust preferred securities	60	34	52	60
Total interest expense	990	1,033	1,873	2,066

NET INTEREST INCOME	6,076	5,886	12,228	11,842

Provision for loan losses	-	120	105	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,076	5,766	12,123	11,542

NONINTEREST INCOME
Service charges on deposit accounts	470	469	911	910
Investment securities gains, net	22	64	46	58
Earnings on bank-owned life insurance	92	68	161	135
Gain on sale of loans	120	-	173	-
Other income	258	256	467	469
Total noninterest income	962	857	1,758	1,572

NONINTEREST EXPENSE
Salaries and employee benefits	2,560	2,268	4,920	4,284
Occupancy expense	291	275	640	596
Equipment expense	241	194	457	414
Data processing costs	261	224	511	438
Ohio state franchise tax	75	93	150	176
Federal deposit insurance expense	120	97	232	229
Professional fees	277	338	596	625
(Gain) loss on other real estate owned	(40)	75	48	70
Advertising expense	195	124	391	247
Other real estate expense	268	102	333	165
Directors fees	127	118	245	204
Other expense	842	690	1,505	1,379
Total noninterest expense	5,217	4,598	10,028	8,827

Income before income taxes	1,821	2,025	3,853	4,287
Income taxes	316	414	720	913

NET INCOME	$1,505	$1,611	$3,133	$3,374

EARNINGS PER SHARE
Basic	$0.73	$0.79	$1.52	$1.66
Diluted	0.73	0.79	1.52	1.65

DIVIDENDS DECLARED PER SHARE	$0.27	$0.26	$0.53	$0.52

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,505	$1,611	$3,133	$3,374

Other comprehensive (loss) income:
Net unrealized holding (loss) gain on available-for-sale securities	(2,966)	1,950	(2,115)	4,749
Tax effect	1,008	(663)	719	(1,615)

Reclassification adjustment for investment securities gain included in net income	(22)	(64)	(46)	(58)
Tax effect	8	22	16	20

Total other comprehensive (loss) income	(1,972)	1,245	(1,426)	3,096

Comprehensive (loss) income	$(467)	$2,856	$1,707	$6,470

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2014	$35,529	$32,524	$2,548	$(6,734)	$63,867

Net income		3,133			3,133
Other comprehensive loss			(1,426)		(1,426)
Dividend reinvestment and purchase plan (9,754 shares)	319				319
Stock options exercised (400 shares)	6				6
Cash dividends ($0.53 per share)		(1,087)			(1,087)

Balance, June 30, 2015	$35,854	$34,570	$1,122	$(6,734)	$64,812

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$3,133	$3,374
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	105	300
Investment securities gain, net	(46)	(58)
Depreciation and amortization	500	373
Amortization of premium and discount on investment securities	365	370
Accretion of deferred loan fees, net	(346)	(141)
Origination of loans held for sale	(8,026)	-
Proceeds from sale of loans	8,239	-
Gain on sale of loans	(173)	-
Earnings on bank-owned life insurance	(161)	(135)
Deferred income tax	346	(262)
Loss on other real estate owned	48	70
Increase in accrued interest receivable	(157)	(94)
Increase (decrease) in accrued interest payable	74	(22)
Other, net	(573)	(797)
Net cash provided by operating activities	3,328	2,978

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	5,818	6,809
Proceeds from sale of securities	3,312	1,494
Purchases	(14,876)	(12,287)
Increase in loans, net	(23,206)	(14,490)
Proceeds from the sale of other real estate owned	830	256
Purchase of bank-owned life insurance	(4,000)	-
Purchase of premises and equipment	(394)	(444)
Net cash used for investing activities	(32,516)	(18,662)

FINANCING ACTIVITIES
Net increase in deposits	37,412	19,957
Decrease in short-term borrowings, net	(10,291)	(3,870)
Repayment of other borrowings	(159)	(247)
Stock options exercised	6	-
Proceeds from dividend reinvestment and purchase plan	319	287
Cash dividends	(1,087)	(1,059)
Net cash provided by financing activities	26,200	15,068

Decrease in cash and cash equivalents	(2,988)	(616)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,639	26,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,651	$25,577

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,799	$2,088
Income taxes	200	1,395

Noncash investing transactions:
Transfers from loans to other real estate owned	$638	$20

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of June 30, 2015 and 2014.

Stock option activity during the six months ended June 30 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2015	Price	2014	Price

Outstanding, January 1	46,451	$27.90	58,581	$28.38
Expired	(3,639)	37.33	(907)	27.35
Exercised	(525)	17.55	-	-

Outstanding, June 30	42,287	$27.19	57,674	$28.40

Exercisable, June 30	42,287	$27.19	57,674	$28.40

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding	2,248,516	2,227,556	2,245,868	2,225,555

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,058,986	2,038,026	2,056,338	2,036,025

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	9,327	6,538	9,590	6,156

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,068,313	2,044,564	2,065,928	2,042,181

Options to purchase 42,437 shares of common stock, at prices ranging from $17.55 to $37.48, were outstanding during the three and six months ended June 30, 2015. Of those options, 27,000 were considered dilutive for the three month period based on the market price exceeding the strike price. For the six months ended June 30, 2015, 27,250 options were considered dilutive.

Options to purchase 57,674 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and six months ended June 30, 2014. Of those options, 28,282 were considered dilutive for both periods based on the market price exceeding the strike price.

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

		June 30, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$22,222	$-	$22,222
Obligations of states and political subdivisions	-	105,059	-	105,059
Mortgage-backed securities in government- sponsored entities		26,682		26,682
Private-label mortgage-backed securities	-	2,715	-	2,715
Total debt securities	-	156,678	-	156,678
Equity securities in financial institutions	5	894	-	899
Total	$5	$157,572	$-	$157,577

		December 31, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$22,896	$-	$22,896
Obligations of states and political subdivisions	-	98,345	-	98,345
Mortgage-backed securities in government- sponsored entities	-	29,391	-	29,391
Private-label mortgage-backed securities	-	2,919	-	2,919
Total debt securities	-	153,551	-	153,551
Equity securities in financial institutions	5	778	-	783
Total	$5	$154,329	$-	$154,334

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of June 30, 2015 or December 31, 2014.

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

		June 30, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$17,307	$17,307
Other real estate owned	-	-	2,308	2,308

		December 31, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$12,772	$12,772
Other real estate owned	-	-	2,590	2,590

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2015
Impaired loans	$14,013	Discounted cash flow	Discount rate	-3.1% to -7.9%	(-5.2%)
	3,294	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -94.1%	(-29.6%)
Other real estate owned	$2,308	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -10.0%	(-7.4%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2014
Impaired loans	$12,772	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -84.6%	(-25.5%)
Other real estate owned	$2,590	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -10.0%	(-7.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2015
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$22,651	$22,651	$-	$-	$22,651
Investment securities Available for sale	157,577	-	157,577	-	157,577
Loans held for sale	398	-	398	-	398
Net loans	486,547	-	-	497,323	497,323
Bank-owned life insurance	13,253	13,253	-	-	13,253
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,252	2,252	-	-	2,252

Financial liabilities:
Deposits	$623,524	$421,638	$-	$179,295	$600,933
Short-term borrowings	4,517	4,517	-	-	4,517
Other borrowings	10,465	-	-	12,410	12,410
Accrued interest payable	389	389	-	-	389

	December 31, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$25,639	$25,639	$-	$-	$25,639
Investment securities Available for sale	154,334	-	154,334	-	154,334
Loans held for sale	438	-	438	-	438
Net loans	463,738	-	-	475,019	475,019
Bank-owned life insurance	9,092	9,092	-	-	9,092
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,095	2,095	-	-	2,095

Financial liabilities:
Deposits	$586,112	$416,254	$-	$170,542	$586,796
Short-term borrowings	14,808	14,808	-	-	14,808
Other borrowings	10,624	-		10,822	10,822
Accrued interest payable	315	315	-	-	315

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and six months ended June 30, 2015 and 2014, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2014	$2,548
Other comprehensive income before reclassification	562
Amount reclassified from accumulated other comprehensive income	(16)
Period change	546
Balance at March 31, 2015	$3,094

Other comprehensive loss before reclassification	(1,958)
Amount reclassified from accumulated other comprehensive income	(14)
Period change	(1,972)
Balance at June 30, 2015	$1,122

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2013	$(2,237)
Other comprehensive income before reclassification	1,847
Amount reclassified from accumulated other comprehensive loss	4
Period change	1,851
Balance at March 31, 2014	$(386)

Other comprehensive income before reclassification	1,287
Amount reclassified from accumulated other comprehensive income	(42)
Period change	1,245
Balance at June 30, 2014	$859

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014, respectively:

	Amount Reclassified from Accumulated Other		Affected Line Item in
	Comprehensive Income (a)		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	June 30, 2015	June 30, 2014	Presented
Unrealized gains on available-for-sale securities	$22	$64	Investment securities gains, net
	(8)	(22)	Income taxes
	$14	$42	Net of tax

	Amount Reclassified from Accumulated Other		Affected Line Item in
	Comprehensive Income (a)		the Statement Where
(Dollars in thousands)	For the Six Months Ended		Net Income is
Details about other comprehensive income	June 30, 2015	June 30, 2014	Presented
Unrealized gains on available-for-sale securities	$46	$58	Investment securities gains, net
	(16)	(20)	Income taxes
	$30	$38	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$22,404	$275	$(457)	$22,222
Obligations of states and political subdivisions:
Taxable	1,991	129	-	2,120
Tax-exempt	101,595	2,652	(1,308)	102,939
Mortgage-backed securities in government-sponsored entities	26,663	354	(335)	26,682
Private-label mortgage-backed securities	2,500	215	-	2,715
Total debt securities	155,153	3,625	(2,100)	156,678
Equity securities in financial institutions	750	149	-	899
Total	$155,903	$3,774	$(2,100)	$157,577

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$23,035	$311	$(450)	$22,896
Obligations of states and political subdivisions:
Taxable	2,953	226	-	3,179
Tax-exempt	91,916	3,803	(553)	95,166
Mortgage-backed securities in government-sponsored entities	29,150	475	(234)	29,391
Private-label mortgage-backed securities	2,672	247	-	2,919
Total debt securities	149,726	5,062	(1,237)	153,551
Equity securities in financial institutions	750	33	-	783
Total	$150,476	$5,095	$(1,237)	$154,334

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table provides investment maturity tranches as of June 30, 2015:

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$2,121	$2,185
Due after one year through five years	12,763	13,021
Due after five years through ten years	17,263	17,548
Due after ten years	123,006	123,924

Total	$155,153	$156,678

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the six months ended June 30 are as follows:

	For the Three Months		For the Six Months
(Dollar amounts in thousands)	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$1,721	$980	$3,312	$1,494
Gross realized gains	92	64	140	64
Gross realized losses	(70)	-	(94)	(6)

Investment securities with an approximate carrying value of $57.5 million and $61.9 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$2,745	$(79)	$12,791	$(378)	$15,536	$(457)
Obligations of states and political subdivisions	19,988	(457)	11,586	(851)	31,574	(1,308)
Mortgage-backed securities in government-sponsored entities	9,410	(139)	7,305	(196)	16,715	(335)
Total	$32,143	$(675)	$31,682	$(1,425)	$63,825	$(2,100)

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$15,734	$(450)	$15,734	$(450)
Obligations of states and political subdivisions	2,406	(10)	18,232	(543)	20,638	(553)
Mortgage-backed securities in government-sponsored entities	-	-	16,774	(234)	16,774	(234)
Total	$2,406	$(10)	$50,740	$(1,227)	$53,146	$(1,237)

There were 91 securities considered temporarily impaired at June 30, 2015.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 98% of the total available-for-sale portfolio as of June 30, 2015 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2015 and 2014, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2015 or December 31, 2014 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014

Commercial and industrial	$54,927	$60,744
Real estate - construction	16,647	30,296
Real estate - mortgage:
Residential	239,492	227,552
Commercial	176,376	147,413
Consumer installment	5,451	4,579
	492,893	470,584
Less: Allowance for loan and lease losses	6,346	6,846

Net loans	$486,547	$463,738

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
June 30, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,652	$3,144	$4,448	$8,900	$6	$18,150
Collectively evaluated for impairment	53,275	13,503	235,044	167,476	5,445	474,743
Total loans	$54,927	$16,647	$239,492	$176,376	$5,451	$492,893

			Real estate- Mortgage
December 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,393	$3,296	$5,183	$4,490	$6	$14,368
Collectively evaluated for impairment	59,351	27,000	222,369	142,923	4,573	456,216
Total loans	$60,744	$30,296	$227,552	$147,413	$4,579	$470,584

			Real Estate- Mortgage
June 30, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$137	$211	$346	$149	$-	$843
Collectively evaluated for impairment	473	152	3,001	1,829	48	5,503
Total ending allowance balance	$610	$363	$3,347	$1,978	$48	$6,346

			Real Estate- Mortgage
December 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$83	$589	$892	$30	$2	$1,596
Collectively evaluated for impairment	559	279	2,811	1,546	55	5,250
Total ending allowance balance	$642	$868	$3,703	$1,576	$57	$6,846

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

Management evaluates individual loans in all of the commercial segments for possible impairment based on board of directors guidance.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2015
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$615	$613	$-
Real estate - construction	2,198	2,194	-
Real estate - mortgage:
Residential	2,728	2,725	-
Commercial	1,286	1,284	-
Total	$6,827	$6,816	$-

With an allowance recorded:
Commercial and industrial	$1,037	$1,035	$137
Real estate - construction	946	942	211
Real estate - mortgage:
Residential	1,720	1,719	346
Commercial	7,614	7,598	149
Consumer installment	6	6	-
Total	$11,323	$11,300	$843

Total:
Commercial and industrial	$1,652	$1,648	$137
Real estate - construction	3,144	3,136	211
Real estate - mortgage:
Residential	4,448	4,444	346
Commercial	8,900	8,882	149
Consumer installment	6	6	-
Total	$18,150	$18,116	$843

December 31, 2014
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,146	$1,145	$-
Real estate - construction	2,707	2,705	-
Real estate - mortgage:
Residential	2,202	2,197	-
Commercial	4,064	4,060	-
Total	$10,119	$10,107	$-

With an allowance recorded:
Commercial and industrial	$247	$247	$83
Real estate - construction	589	589	589
Real estate - mortgage:
Residential	2,981	2,978	892
Commercial	426	426	30
Consumer installment	6	6	2
Total	$4,249	$4,246	$1,596

Total:
Commercial and industrial	$1,393	$1,392	$83
Real estate - construction	3,296	3,294	589
Real estate - mortgage:
Residential	5,183	5,175	892
Commercial	4,490	4,486	30
Consumer installment	6	6	2
Total	$14,368	$14,353	$1,596

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$1,357	$20	$1,369	$34
Real estate - construction	2,806	80	2,969	100
Real estate - mortgage:
Residential	4,465	38	4,704	76
Commercial	6,471	182	5,810	221
Consumer installment	6	-	6	-
	$15,104	$320	$14,858	$431

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$2,117	$12	$2,140	$49
Real estate - construction	3,653	40	3,683	81
Real estate - mortgage:
Residential	5,153	45	5,229	102
Commercial	5,387	83	5,758	158
Consumer installment	14	-	13	-
	$16,324	$180	$16,823	$390

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
June 30, 2015

Commercial and industrial	$53,473	$205	$1,212	$37	$54,927
Real estate - construction	15,437	-	1,046	164	16,647
Real estate - mortgage:
Residential	232,745	405	6,342	-	239,492
Commercial	164,005	4,588	7,783	-	176,376
Consumer installment	5,439	-	12	-	5,451
Total	$471,099	$5,198	$16,395	$201	$492,893

		Special			Total
December 31, 2014	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$58,976	$-	$1,730	$38	$60,744
Real estate - construction	29,212	495	-	589	30,296
Real estate - mortgage:
Residential	218,244	584	8,724	-	227,552
Commercial	137,755	3,908	5,750	-	147,413
Consumer installment	4,572	-	7	-	4,579
Total	$448,759	$4,987	$16,211	$627	$470,584

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
June 30, 2015

Commercial and industrial	$54,549	$152	$211	$15	$378	$54,927
Real estate - construction	16,647	-	-	-	-	16,647
Real estate - mortgage:
Residential	236,591	1,915	148	838	2,901	239,492
Commercial	175,366	272	359	379	1,010	176,376
Consumer installment	5,425	26	-	-	26	5,451
Total	$488,578	$2,365	$718	$1,232	$4,315	$492,893

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2014

Commercial and industrial	$60,296	$349	$68	$31	$448	$60,744
Real estate - construction	30,296	-	-	-	-	30,296
Real estate - mortgage:
Residential	223,209	2,065	363	1,915	4,343	227,552
Commercial	146,816	30	-	567	597	147,413
Consumer installment	4,547	27	3	2	32	4,579
Total	$465,164	$2,471	$434	$2,515	$5,420	$470,584

	June 30, 2015	90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$565	$-
Real estate - construction	156	-
Real estate - mortgage:
Residential	4,007	-
Commercial	1,030	-
Consumer installment	10	10
Total	$5,768	$10

	December 31, 2014	90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$365	$-
Real estate - construction	587	-
Real estate - mortgage:
Residential	5,438	165
Commercial	955	-
Consumer installment	2	-
Total	$7,347	$165

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2014	$642	$868	$3,703	$1,576	$57	$6,846
Charge-offs	(96)	(385)	(300)	(87)	(11)	(879)
Recoveries	181	-	77	-	16	274
Provision	(117)	(120)	(133)	489	(14)	105
ALLL balance at June 30, 2015	$610	$363	$3,347	$1,978	$48	$6,346

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2013	$614	$576	$3,664	$2,170	$22	$7,046
Charge-offs	(92)	-	(457)	-	(35)	(584)
Recoveries	65	60	195	40	7	367
Provision	9	(213)	728	(285)	61	300
ALLL balance at June 30, 2014	$596	$423	$4,130	$1,925	$55	$7,129

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2015	$493	$494	$3,459	$1,958	$43	$6,447
Charge-offs	-	-	(109)	(87)	(3)	(199)
Recoveries	21	-	65	-	12	98
Provision	96	(131)	(68)	107	(4)	-
ALLL balance at June 30, 2015	$610	$363	$3,347	$1,978	$48	$6,346

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2014	$867	$488	$3,726	$1,862	$72	$7,015
Charge-offs	(80)	-	(141)	-	(12)	(233)
Recoveries	64	60	58	40	5	227
Provision	(255)	(125)	487	23	(10)	120
ALLL balance at June 30, 2014	$596	$423	$4,130	$1,925	$55	$7,129

The following tables summarize troubled debt restructurings (in thousands):

	For the three months ended
	June 30, 2015
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	-	1	1	$64	$64
Real estate construction	1	-	1	181	181
Residential real estate	1	-	1	59	59

	For the six months ended
	June 30, 2015
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	1	2	$111	$111
Real estate construction	1	-	1	181	181
Residential real estate	1	1	2	235	254

	For the three months ended
	June 30, 2014
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$7	$7
Commercial real estate	1	-	1	73	73

	For the six months ended
	June 30, 2014
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$7	$7
Residential real estate	1	-	1	49	49
Commercial real estate	1	-	1	73	73
Consumer	-	1	1	7	7

The following table summarizes subsequent defaults of troubled debt restructurings (in thousands):

	For the three and six months ended
	June 30, 2015
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	$48
Residential real estate	1	14

No TDRs, modified in the past twelve months, subsequently defaulted in the three or six months ended June 30, 2014.

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. As of June 30, 2015 and December 31, 2014, there were $2.3 million and $2.6 million, respectively, of OREO. As of June 30, 2015, the Company has initiated formal foreclosure proceedings on $1.0 million of real estate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2015 quarter at $705.5 million, an increase of $28.0 million or 4.1% from December 31, 2014. For the same time period, cash and cash equivalents decreased $3.0 million, or 11.7% while net loans increased $22.8 million, or 4.9%. Total liabilities increased $27.0 million, or 4.4% while stockholders’ equity grew $0.9 million, or 1.5%.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents decreased $3.0 million at June 30, 2015 from $25.6 million at December 31, 2014. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on June 30, 2015 totaled $157.6 million, an increase of $3.2 million or 2.1% from $154.3 million at December 31, 2014. During this period the Company recorded repayments, calls, and maturities of $5.8 million. Sales of securities were $3.3 million with a net realized gain of $46,000. Securities purchases were $14.9 million during this period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $22.8 million or 4.9% to $486.5 million as of June 30, 2015 from $463.7 million at December 31, 2014. Included in this amount were increases in the commercial and residential real estate portfolios of $29.0 million, or 19.7% and $11.9 million, or 5.3%, respectively. The real estate construction and commercial and industrial portfolios decreased by $13.6 million and $5.8 million, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on June 30, 2015 totaled $398,000, a decrease of $40,000, or 9.1%, from December 31, 2014.

Allowance for loan and lease losses and Asset Quality. The Company decreased the allowance for loan and lease losses to $6.3 million, or 1.3% of total loans, at June 30, 2015. For the three months ended June 30, 2015, net loan charge-offs totaled $101,000, or 0.08% of average loans, compared to net charge-offs of $6,000, or 0.01%, for the same period in 2014. To maintain the allowance for loan and lease losses, the Company did not record a provision for loan loss in the three month period ending June 30, 2015, versus $120,000 for the same period in the prior year. For the six months ended June 30, 2015, net loan charge-offs totaled $605,000, or 0.25% of average loans, compared to net charge-offs of $217,000, or 0.10%, for the same period in 2014. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $105,000, versus $300,000 for the same period in the prior year.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to test management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2015. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 24 TDRs with a total balance of $2.7 million as of June 30, 2015. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $6.9 million as of June 30, 2015, down $2.1 million from $9.0 million at December 31, 2014.

	Asset Quality History

(Dollar amounts in thousands)	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014

Nonperforming loans	$7,777	$8,262	$9,048	$10,497	$10,506
Real estate owned	2,308	2,203	2,590	2,674	2,392

Nonperforming assets	10,085	10,465	11,638	13,171	12,898

Allowance for loan and lease losses	6,346	6,447	6,846	7,288	7,129

Ratios
Nonperforming loans to total loans	1.58%	1.74%	1.92%	2.24%	2.33%
Nonperforming assets to total assets	1.43%	1.50%	1.72%	1.94%	1.93%
Allowance for loan and lease losses to total loans	1.29%	1.35%	1.45%	1.56%	1.58%
Allowance for loan and lease losses to nonperforming loans	81.60%	78.03%	75.66%	69.43%	67.85%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2015, 89.9% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $623.5 million or 97.7% of the Company’s total funding sources at June 30, 2015. Total deposits increased $37.4 million or 6.4% at June 30, 2015 from $586.1 million at December 31, 2014. The increase in deposits is primarily related to the increase in time deposit and noninterest-bearing demand accounts of $32.0 million or 18.9%, and $4.2 million or 4.0%, respectively, at June 30, 2015.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $10.3 million, or 69.5%, to $4.5 million as of June 30, 2015. Other borrowings, representing trust preferred securities and advances from the Federal Home Loan Bank of Cincinnati, declined $159,000, or 1.5%, for the six months ended June 30, 2015 as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $0.9 million, or 1.5%, to $64.8 million at June 30, 2015 from $63.9 million at December 31, 2014. This growth was the result of an increase in retained earnings of $2.0 million, partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $1.4 million. The change to AOCI is due to available-for-sale securities fair value adjustments and the change in retained earnings is due to the year to date net income offset by dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2015, was $1.5 million, a $106,000, or 6.6% decrease from the amount earned during the same period in 2014. Diluted earnings per share for the quarter was $0.73 compared to $0.79 for the same period in 2014. Net income for the six months ended June 30, 2015, was $3.1 million, a $241,000, or 7.1% decrease from the amount earned during the same period in 2014. Diluted earnings per share for the quarter was $1.52 compared to $1.65 for the same period in 2014.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.85% and 9.54%, respectively, compared with 0.96% and 11.58% for the same period in 2014. The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the six months ended June 30, 2015 were 0.91% and 9.92%, respectively, compared with 1.02% and 12.33% for the same period in 2014.

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

Net interest income for the three months ended June 30, 2015 totaled $6.1 million, an increase of 3.2% from that reported in the comparable period of 2014. The net interest margin was 3.83% for the second quarter of 2015, down from the 4.04% reported for the same quarter of 2014. The decrease is attributable to a $56.0 million increase in average assets earning interest at a lower rate than the same period in 2014. Net interest income for the six months ended June 30, 2015 totaled $12.2 million, an increase of 3.3% from that reported in the comparable period of 2014. The net interest margin was 3.92% for that period, down from the 4.12% reported for the same period of 2014. The decrease is attributable to lower interest-earning asset yields, which decreased 31 basis points to 4.48%.

Interest income. Interest income increased $147,000, or 2.1%, for the three months ended June 30, 2015, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest earned on taxable investment securities. Interest income increased $193,000, or 1.4%, for the six months ended June 30, 2015, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest earned on taxable investment securities.

Interest earned on loans receivable increased $267,000, or 4.8%, for the three months ended June 30, 2015, compared to the same period in the prior year. This increase is attributable to an increase in average loans of $36.5 million, year over year. Interest earned on loans receivable increased $416,000, or 3.7%, for the six months ended June 30, 2015, compared to the same period in the prior year. This increase is attributable to an increase in average loans of $32.4 million.

Interest earned on securities decreased $125,000, or 9.6%, for the three months ended June 30, 2015, compared to the same period in the prior year. The average balance decreased $7.1 million, or 4.4% while the 4.15% yield on the investment portfolio was a decrease of 9 basis points, from 4.24%, for the same period in the prior year. Interest earned on securities decreased $235,000, or 9.1%, for the six months ended June 30, 2015, compared to the same period in the prior year. The average balance decreased $5.7 million, or 3.6% while the 4.13% yield on the investment portfolio was a decrease of 13 basis points, from 4.26%, for the same period in the prior year.

Interest expense. Interest expense decreased $43,000, or 4.2%, for the three months ended June 30, 2015, compared to the same period in the prior year. The decline was mostly attributed to a 5 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year, partially offset by an increase in the average balance of interest-bearing liabilities of $13.0 million, or 2.5%, compared to the same period in the prior year. Interest expense decreased $193,000, or 9.3%, for the six months ended June 30, 2015, compared to the same period in the prior year. The decline was mostly attributed to a 9 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year, partially offset by an increase in the average balance of interest-bearing liabilities of $4.9 million, or 0.9%, compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $55,000, or 5.9%, for the three months ended June 30, 2015, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.68% from 0.74% for the same period in the prior year. This improvement was partially offset by an increase in the average balance of interest-bearing deposits of $11.3 million, or 2.3%, to $513.0 million when compared to $501.6 million for the same period in the prior year. For the six months ended June 30, 2015, interest incurred on deposits declined $164,000, or 8.8% when compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.68% from 0.76% for the same period in the prior year. This improvement was partially offset by an increase in the average balance of interest-bearing deposits of $7.3 million, or 1.5%, to $503.2 million when compared to $495.9 million for the same period in the prior year.

Interest incurred on borrowings increased $12,000, or 11.5%, for the three months ended June 30, 2015, compared to the same period in the prior year. Interest incurred on borrowings decreased $29,000, or 14.7%, for the six months ended June 30, 2015, compared to the same period in the prior year.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, no provision for loan losses was recorded for the quarter ended June 30, 2015 compared to $120,000 for the quarter ended June 30, 2014. For the three months ended June 30, 2015, net loan charge-offs totaled $101,000, or 0.08% of average loans, compared to net charge-offs of $6,000, or 0.01%, for the first quarter of 2014. A provision for loan losses of $105,000 was recorded for the six months ended June 30, 2015 compared to $300,000 for the same period ended June 30, 2014. For the six months ended June 30, 2015, net loan charge-offs totaled $605,000, or 0.25% of average loans, compared to net charge-offs of $217,000, or 0.10%, for the same period in 2014. The provision for loan losses was lower due to decreases in nonperforming loans. Nonperforming loans were $7.7 million, or 1.6% of total loans at June 30, 2015 compared with $10.5 million, or 2.3% at June 30, 2014.

Noninterest income. Noninterest income increased $105,000 for the three months ended June 30, 2015 over the comparable 2014 period. This increase was largely the result of an increase in gain on sale of loans $120,000, partially offset by a decrease of $42,000 in investment security gains. Noninterest income increased $186,000 for the six months ended June 30, 2015 over the comparable 2014 period. This increase was largely the result of an increase in gain on sale of loans of $173,000.

Noninterest expense. Noninterest expense of $5.2 million for the second quarter of 2015 was 13.5% or $619,000 more than the second quarter of 2014. Salaries and benefits and other real estate owned expense increased $292,000, or 12.9%, and $166,000, or 162.7%, respectively. Noninterest expense of $10.0 million for the six months ended June 30, 2015 was 13.6% or $1.2 million more than the same period in 2014. Salaries and benefits, other real estate owned expense, and advertising expense increased $636,000, or 14.8%, $168,000, or 101.8%, and $144,000, or 58.3%, respectively. Salaries increased due to increases to average pay as well as the addition of key employees. The OREO expense was related to taxes paid on recently foreclosed properties. Advertising expense increased as part of a strategic initiative.

Provision for income taxes. The Company recognized $316,000 in income tax expense, which reflected an effective tax rate of 17.4% for the three months ended June 30, 2015, as compared to $414,000 with an effective tax rate of 20.4% for the comparable 2014 period. The Company recognized $720,000 in income tax expense, which reflected an effective tax rate of 18.7% for the six months ended June 30, 2015, as compared to $913,000 with an effective tax rate of 21.3% for the comparable 2014 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2015, have remained unchanged from December 31, 2014.

Average Balance Sheet and Yield/Rate Analysis. The following tables set forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended June 30,
	2015			2014

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans	$482,956	$5,842	4.85%	$446,478	$5,575	5.01%
Investment securities (3)	154,693	1,184	4.15%	161,802	1,309	4.24%
Interest-bearing deposits with other banks	42,341	40	0.38%	15,727	35	0.89%
Total interest-earning assets	679,990	7,066	4.41%	624,007	6,919	4.45%
Noninterest-earning assets	26,186			47,032
Total assets	$706,176			$671,039
Interest-bearing liabilities:
Interest-bearing demand deposits	$62,807	$48	0.31%	$61,224	$50	0.33%
Money market deposits	75,189	78	0.42%	74,675	74	0.40%
Savings deposits	179,897	138	0.31%	178,832	141	0.32%
Certificates of deposit	195,064	610	1.25%	186,915	664	1.42%
Borrowings	17,967	116	2.59%	16,253	104	2.57%
Total interest-bearing liabilities	530,924	990	0.75%	517,899	1,033	0.80%
Noninterest-bearing liabilities
Other liabilities	111,947			97,335
Stockholders' equity	63,305			55,805
Total liabilities and stockholders' equity	$706,176			$671,039
Net interest income		$6,076			$5,886
Interest rate spread (1)			3.66%			3.65%
Net interest margin (2)			3.83%			4.04%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.08%			120.49%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $805 and $389 for the three months ended June 30 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended June 30, 2015 and 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2015 versus 2014

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$455	$(188)	$267
Investment securities	(75)	(50)	(125)
Interest-bearing deposits with other banks	59	(54)	5
Total interest-earning assets	439	(292)	147

Interest-bearing liabilities:
Interest-bearing demand deposits	1	(3)	(2)
Money market deposits	1	3	4
Savings deposits	1	(4)	(3)
Certificates of deposit	29	(83)	(54)
Borrowings	11	1	12
Total interest-bearing liabilities	43	(86)	(43)

Net interest income	$396	$(206)	$190

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

	For the Six Months Ended June 30,
	2015			2014

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$477,762	$11,685	4.93%	$445,404	$11,269	5.10%
Investment securities (3)	153,638	2,338	4.13%	159,288	2,573	4.26%
Interest-bearing deposits with other banks	39,021	78	0.40%	13,727	66	0.97%
Total interest-earning assets	670,421	14,101	4.48%	618,419	13,908	4.79%
Noninterest-earning assets	24,003			46,849
Total assets	$694,424			$665,268
Interest-bearing liabilities:
Interest-bearing demand deposits	$60,369	$92	0.31%	$57,719	$92	0.32%
Money market deposits	75,521	153	0.41%	75,301	150	0.40%
Savings deposits	178,970	275	0.31%	177,938	279	0.32%
Certificates of deposit	188,311	1,185	1.27%	184,897	1,348	1.47%
Borrowings	19,003	168	1.78%	21,443	197	1.85%
Total interest-bearing liabilities	522,174	1,873	0.72%	517,298	2,066	0.81%
Noninterest-bearing liabilities
Other liabilities	108,569			92,779
Stockholders' equity	63,681			55,191
Total liabilities and stockholders' equity	$694,424			$665,268
Net interest income		$12,228			$11,842
Interest rate spread (1)			3.76%			3.99%
Net interest margin (2)			3.92%			4.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.39%			119.55%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $1,564 and $792 for the six months ended June 30 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2015 and 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2015 versus 2014

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$819	$(403)	$416
Investment securities	(119)	(116)	(235)
Interest-bearing deposits with other banks	122	(110)	12
Total interest-earning assets	822	(629)	193

Interest-bearing liabilities:
Interest-bearing demand deposits	4	(4)	-
Money market deposits	-	3	3
Savings deposits	2	(6)	(4)
Certificates of deposit	25	(188)	(163)
Borrowings	(22)	(7)	(29)
Total interest-bearing liabilities	9	(202)	(193)

Net interest income	$813	$(427)	$386

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

For the six months ended June 30, 2015, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

The Bank met each of the well capitalized ratio guidelines at June 30, 2015. The following table indicates the capital ratios for the Bank and Company at June 30, 2015 and December 31, 2014.

	As of June 30, 2015
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based

The Middlefield Banking Company	9.15%	14.35%	14.35%	15.60%
Middlefield Banc Corp.	9.56%	15.00%	15.00%	16.25%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2014
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based

The Middlefield Banking Company	9.25%	12.95%	N/A	14.19%
Middlefield Banc Corp.	9.60%	13.38%	N/A	14.64%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (Bank only)	5.00%	6.00%	N/A	10.00%

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

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation- Projected net interest income over the next twelve months will not be reduced by more than 10% given a gradual shift (i.e., over 12-months) in interest rates of up to 200 basis points (+ or -) and assuming no balance sheet growth.

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2015 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2015 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2015 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(2.65)%	(1.22)%

Portfolio equity - increase (decrease)	(2.60)%	(14.00)%

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

 N/A

Item 5.      Other information

 None

Item 6.      Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2015

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2014 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 18, 2015

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Stock Purchase Agreement dated August 15, 2011 between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 18, 2011

10.26.1	Amendment 1 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated September 29, 2011)	Incorporated by reference to Exhibit 10.26.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.2	Amendment 2 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated October 20, 2011)	Incorporated by reference to Exhibit 10.26.2 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.3	Amendment 3 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated November 28, 2011)	Incorporated by reference to Exhibit 10.26.3 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.4	Amendment 4 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated December 21, 2011)	Incorporated by reference to Exhibit 10.26.4 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.26.5	March 21, 2012 letter agreement between Bank Opportunity Fund LLC and Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.26.5 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 27, 2012

10.26.6	Amendment 5 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated April 17, 2012)	Incorporated by reference to Exhibit 10.26.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.26.7	Amendment 6 of the Stock Purchase Agreement with Bank Opportunity Fund LLC (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.26.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.27	[reserved]

10.28	Amended and Restated Purchaser’s Rights and Voting Agreement, dated April 17, 2012, among Bank Opportunity Fund LLC, Middlefield Banc Corp., and directors and officers of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 23, 2012

10.28.1	Amendment of the Amended and Restated Purchaser’s Rights and Voting Agreement (amendment dated August 23, 2012)	Incorporated by reference to Exhibit 10.28.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 24, 2012

10.29*	Form of conditional stock award	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s From 8-K Current Report filed on June 24, 2015

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: August 11, 2015	By:	/s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 11, 2015	By:	/s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer