Form 10-Q
period 2015-09-30
MIDDLEFIELD BANC CORP
filed 2015-11-10
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2015

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

Class: Common Stock, without par value

Outstanding at November 10, 2015: 1,873,138

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$19,189	$20,846
Federal funds sold	4,106	4,793
Cash and cash equivalents	23,295	25,639
Investment securities available for sale, at fair value	145,146	154,334
Loans held for sale	620	438
Loans	510,232	470,584
Less allowance for loan and lease losses	6,320	6,846
Net loans	503,912	463,738
Premises and equipment, net	9,892	9,980
Goodwill	4,559	4,559
Core deposit intangibles	86	116
Bank-owned life insurance	13,354	9,092
Other real estate owned	2,006	2,590
Accrued interest and other assets	7,727	7,045

TOTAL ASSETS	$710,597	677,531

LIABILITIES
Deposits:
Noninterest-bearing demand	$117,038	$105,512
Interest-bearing demand	64,807	56,377
Money market	77,811	75,895
Savings	179,528	178,470
Time	187,364	169,858
Total deposits	626,548	586,112
Short-term borrowings	4,047	14,808
Other borrowings	10,300	10,624
Accrued interest and other liabilities	2,486	2,120
TOTAL LIABILITIES	643,381	613,664

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,259,040 and 2,242,025 shares issued; 2,069,510 and 2,052,495 shares outstanding	36,039	35,529
Retained earnings	35,994	32,524
Accumulated other comprehensive income	1,917	2,548
Treasury stock, at cost; 189,530 shares	(6,734)	(6,734)
TOTAL STOCKHOLDERS' EQUITY	67,216	63,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$710,597	$677,531

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,971	$5,646	$17,656	$16,915
Interest-bearing deposits in other institutions	6	5	26	19
Federal funds sold	4	2	12	11
Investment securities:
Taxable interest	341	441	1,115	1,476
Tax-exempt interest	809	798	2,373	2,336
Dividends on stock	20	19	70	62
Total interest income	7,151	6,911	21,252	20,819

INTEREST EXPENSE
Deposits	876	898	2,581	2,767
Short-term borrowings	30	38	100	111
Other borrowings	20	30	66	94
Trust preferred securities	33	33	85	93
Total interest expense	959	999	2,832	3,065

NET INTEREST INCOME	6,192	5,912	18,420	17,754

Provision for loan losses	105	70	210	370

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,087	5,842	18,210	17,384

NONINTEREST INCOME
Service charges on deposit accounts	471	489	1,382	1,399
Investment securities gains, net	211	190	257	248
Earnings on bank-owned life insurance	101	71	262	206
Gain on sale of loans	113	20	286	20
Other income	212	220	679	689
Total noninterest income	1,108	990	2,866	2,562

NONINTEREST EXPENSE
Salaries and employee benefits	2,285	2,144	7,205	6,428
Occupancy expense	305	272	945	868
Equipment expense	249	296	706	710
Data processing costs	287	251	798	689
Ohio state franchise tax	75	93	225	269
Federal deposit insurance expense	120	132	352	361
Professional fees	229	189	825	814
Loss on other real estate owned	24	49	72	119
Advertising expense	195	120	586	367
Other real estate expense	116	91	449	256
Directors fees	98	99	343	303
Other expense	686	649	2,191	2,028
Total noninterest expense	4,669	4,385	14,697	13,212

Income before income taxes	2,526	2,447	6,379	6,734
Income taxes	544	529	1,264	1,442

NET INCOME	$1,982	$1,918	$5,115	$5,292

EARNINGS PER SHARE
Basic	$0.96	$0.94	$2.49	$2.60
Diluted	0.96	0.93	2.47	2.59

DIVIDENDS DECLARED PER SHARE	$0.27	$0.26	$0.80	$0.78

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,982	$1,918	$5,115	$5,292

Other comprehensive (loss) income:
Net unrealized holding (loss) gain on available-for-sale securities	1,416	1,351	(699)	6,100
Tax effect	(481)	(459)	238	(2,074)

Reclassification adjustment for investment securities gain included in net income	(211)	(190)	(257)	(248)
Tax effect	71	64	87	84

Total other comprehensive (loss) income	795	766	(631)	3,862

Comprehensive income	$2,777	$2,684	$4,484	$9,154

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2014	$35,529	$32,524	$2,548	$(6,734)	$63,867

Net income		5,115			5,115
Other comprehensive loss			(631)		(631)
Dividend reinvestment and purchase plan (16,029 shares)	504				504
Stock options exercised (400 shares)	6				6
Cash dividends ($0.80 per share)		(1,645)			(1,645)

Balance, September 30, 2015	$36,039	$35,994	$1,917	$(6,734)	$67,216

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$5,115	$5,292
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210	370
Investment securities gain, net	(257)	(248)
Depreciation and amortization	763	619
Amortization of premium and discount on investment securities	553	567
Accretion of deferred loan fees, net	(468)	(208)
Origination of loans held for sale	(14,740)	(926)
Proceeds from sale of loans	14,844	745
Gain on sale of loans	(286)	(20)
Earnings on bank-owned life insurance	(262)	(206)
Deferred income tax	397	(323)
Loss on other real estate owned	72	119
Other real estate owned writedowns	56	-
Increase in accrued interest receivable	(481)	(297)
Increase (decrease) in accrued interest payable	58	(26)
Compensation expense from stock awards	-	10
Other, net	(158)	65
Net cash provided by operating activities	5,416	5,533

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	7,530	10,560
Proceeds from sale of securities	15,284	8,382
Purchases	(14,876)	(12,287)
Increase in loans, net	(40,554)	(32,772)
Proceeds from the sale of other real estate owned	1,094	475
Purchase of bank-owned life insurance	(4,000)	-
Purchase of premises and equipment	(454)	(662)
Net cash used for investing activities	(35,976)	(26,304)

FINANCING ACTIVITIES
Net increase in deposits	40,436	31,184
Decrease in short-term borrowings, net	(10,761)	(5,678)
Repayment of other borrowings	(324)	(504)
Stock options exercised	6	(3)
Proceeds from dividend reinvestment and purchase plan	504	469
Cash dividends	(1,645)	(1,588)
Net cash provided by financing activities	28,216	23,880

(Decrease) increase in cash and cash equivalents	(2,344)	3,109

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,639	26,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,295	$29,302

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,774	$3,091
Income taxes	350	1,845

Noncash investing transactions:
Transfers from loans to other real estate owned	$638	$570

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The Company has included the disclosures related to this Update in Note 8.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year end that does not coincide with a month end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity's fiscal year end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after

December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of September 30, 2015 and 2014.

Stock option activity during the nine months ended September 30 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2015	Price	2014	Price

Outstanding, January 1	46,451	$27.90	58,581	$28.38
Expired	(3,639)	37.33	(1,735)	30.45
Exercised	(1,025)	20.21	-	-
Forfeited	-	-	(907)	27.35

Outstanding, September 30	41,787	$27.27	55,939	$28.34

Exercisable, September 30	41,787	$27.27	55,939	$28.34

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding	2,253,584	2,233,654	2,248,468	2,228,502

Average treasury stock shares	(189,530)	(189,530)	(189,530)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,064,054	2,044,124	2,058,938	2,038,972

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	8,585	7,888	9,254	6,688

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,072,639	2,052,012	2,068,192	2,045,660

Options to purchase 41,787 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and nine months ended September 30, 2015. Of those options, 26,350 were considered dilutive for the three and nine month periods based on the market price exceeding the strike price.

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

		September 30, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$22,018	$-	$22,018
Obligations of states and political subdivisions	-	94,173	-	94,173
Mortgage-backed securities in government- sponsored entities		25,669		25,669
Private-label mortgage-backed securities	-	2,387	-	2,387
Total debt securities	-	144,247	-	144,247
Equity securities in financial institutions	5	894	-	899
Total	$5	$145,141	$-	$145,146

		December 31, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$22,896	$-	$22,896
Obligations of states and political subdivisions	-	98,345	-	98,345
Mortgage-backed securities in government- sponsored entities	-	29,391	-	29,391
Private-label mortgage-backed securities	-	2,919	-	2,919
Total debt securities	-	153,551	-	153,551
Equity securities in financial institutions	5	778	-	783
Total	$5	$154,329	$-	$154,334

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of September 30, 2015 or December 31, 2014.

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

		September 30, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$11,277	$11,277
Other real estate owned	-	-	2,006	2,006

		December 31, 2014
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$12,772	$12,772
Other real estate owned	-	-	2,590	2,590

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2015
Impaired loans	$5,687	Discounted cash flow	Discount rate	-3.1%	to	-7.9%	(-5.1%)
	5,590	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	-73.6%	(-26.2%)
Other real estate owned	$2,006	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	-10.0%	(-7.4%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2014
Impaired loans	$12,772	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-84.6%	(-25.5%)
Other real estate owned	$2,590	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-10.0%	(-7.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2015
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$23,295	$23,295	$-	$-	$23,295
Investment securities Available for sale	145,146	-	145,146	-	145,146
Loans held for sale	620	-	620	-	620
Net loans	503,912	-	-	514,215	514,215
Bank-owned life insurance	13,354	13,354	-	-	13,354
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,576	2,576	-	-	2,576

Financial liabilities:
Deposits	$626,548	$439,184	$-	$170,815	$609,999
Short-term borrowings	4,047	4,047	-	-	4,047
Other borrowings	10,300	-	-	12,482	12,482
Accrued interest payable	373	373	-	-	373

	December 31, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$25,639	$25,639	$-	$-	$25,639
Investment securities Available for sale	154,334	-	154,334	-	154,334
Loans held for sale	438	-	438	-	438
Net loans	463,738	-	-	475,019	475,019
Bank-owned life insurance	9,092	9,092	-	-	9,092
Federal Home Loan Bank stock0	1,887	1,887	-	-	1,887
Accrued interest receivable	2,095	2,095	-	-	2,095

Financial liabilities:
Deposits	$586,112	$416,254	$-	$170,542	$586,796
Short-term borrowings	14,808	14,808	-	-	14,808
Other borrowings	10,624	-		10,822	10,822
Accrued interest payable	315	315	-	-	315

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and nine months ended September 30, 2015 and 2014, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2014	$2,548
Other comprehensive income before reclassification	(461)
Amount reclassified from accumulated other comprehensive income	(170)
Period change	(631)
Balance at September 30, 2015	$1,917

Balance at June 30, 2015	$1,122
Other comprehensive loss before reclassification	935
Amount reclassified from accumulated other comprehensive income	(140)
Period change	795
Balance at September 30, 2015	$1,917

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2013	$(2,237)
Other comprehensive income before reclassification	4,026
Amount reclassified from accumulated other comprehensive loss	(164)
Period change	3,862
Balance at September 30, 2014	1,625

Balance at June 30, 2014	$859
Other comprehensive income before reclassification	892
Amount reclassified from accumulated other comprehensive income	(126)
Period change	766
Balance at September 30, 2014	$1,625

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014, respectively:

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (a) For the Three Months Ended		Affected Line Item in the Statement Where Net Income is
Details about other comprehensive income	September 30, 2015	September 30, 2014	Presented
Unrealized gains on available-for-sale securities	$211	$190	Investment securities gains, net
	(71)	(64)	Income taxes
	$140	$126	Net of tax

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (a) For the Nine Months Ended		Affected Line Item in the Statement Where Net Income is
Details about other comprehensive income	September 30, 2015	September 30, 2014	Presented
Unrealized gains on available-for-sale securities	$257	$248	Investment securities gains, net
	(87)	(84)	Income taxes
	$170	$164	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$21,984	$298	$(264)	$22,018
Obligations of states and political subdivisions:
Taxable	1,990	156	-	2,146
Tax-exempt	89,932	2,759	(664)	92,027
Mortgage-backed securities in government-sponsored entities	25,400	409	(140)	25,669
Private-label mortgage-backed securities	2,187	200	-	2,387
Total debt securities	141,493	3,822	(1,068)	144,247
Equity securities in financial institutions	750	149	-	899
Total	$142,243	$3,971	$(1,068)	$145,146

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$23,035	$311	$(450)	$22,896
Obligations of states and political subdivisions:
Taxable	2,953	226	-	3,179
Tax-exempt	91,916	3,803	(553)	95,166
Mortgage-backed securities in government-sponsored entities	29,150	475	(234)	29,391
Private-label mortgage-backed securities	2,672	247	-	2,919
Total debt securities	149,726	5,062	(1,237)	153,551
Equity securities in financial institutions	750	33	-	783
Total	$150,476	$5,095	$(1,237)	$154,334

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table provides investment maturity tranches as of September 30, 2015:

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$520	$523
Due after one year through five years	10,013	10,159
Due after five years through ten years	17,714	18,147
Due after ten years	113,246	115,418

Total	$141,493	$144,247

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the nine months ended September 30 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$11,973	$6,888	$15,284	$8,382
Gross realized gains	233	227	373	291
Gross realized losses	(22)	(37)	(116)	(43)

Investment securities with an approximate carrying value of $73.9 million and $61.9 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$2,745	$(54)	$12,791	$(210)	$15,536	$(264)
Obligations of states and political subdivisions	19,988	(139)	11,586	(525)	31,574	(664)
Mortgage-backed securities in government-sponsored entities	9,410	(12)	7,305	(128)	16,715	(140)
Total	$32,143	$(205)	$31,682	$(863)	$63,825	$(1,068)

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$15,734	$(450)	$15,734	$(450)
Obligations of states and political subdivisions	2,406	(10)	18,232	(543)	20,638	(553)
Mortgage-backed securities in government-sponsored entities	-	-	16,774	(234)	16,774	(234)
Total	$2,406	$(10)	$50,740	$(1,227)	$53,146	$(1,237)

There were 91 securities considered temporarily impaired at September 30, 2015.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 98% of the total available-for-sale portfolio as of September 30, 2015 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the nine months ended September 30, 2015 and 2014, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2015 or December 31, 2014 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2015	2014

Commercial and industrial	$53,154	$60,744
Real estate - construction	17,576	30,296
Real estate - mortgage:
Residential	260,291	227,552
Commercial	174,336	147,413
Consumer installment	4,875	4,579
	510,232	470,584
Less: Allowance for loan and lease losses	6,320	6,846

Net loans	$503,912	$463,738

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
September 30, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,603	$1,887	$3,925	$4,481	$6	$11,902
Collectively evaluated for impairment	51,551	15,689	256,366	169,855	4,869	498,330
Total loans	$53,154	$17,576	$260,291	$174,336	$4,875	$510,232

			Real estate- Mortgage
December 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,393	$3,296	$5,183	$4,490	$6	$14,368
Collectively evaluated for impairment	59,351	27,000	222,369	142,923	4,573	456,216
Total loans	$60,744	$30,296	$227,552	$147,413	$4,579	$470,584

			Real Estate- Mortgage
September 30, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$119	$153	$267	$86	$-	$625
Collectively evaluated for impairment	459	181	3,159	1,853	43	5,695
Total ending allowance balance	$578	$334	$3,426	$1,939	$43	$6,320

			Real Estate- Mortgage
December 31, 2014	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$83	$589	$892	$30	$2	$1,596
Collectively evaluated for impairment	559	279	2,811	1,546	55	5,250
Total ending allowance balance	$642	$868	$3,703	$1,576	$57	$6,846

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

Management evaluates individual loans in all of the commercial segments for possible impairment based on guidance established by the Board of Directors.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2015
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$675	$673	$-
Real estate - construction	1,735	1,734	-
Real estate - mortgage:
Residential	2,100	2,098	-
Commercial	2,277	2,276	-
Consumer installment	6	6	-
Total	$6,793	$6,787	$-

With an allowance recorded:
Commercial and industrial	$928	$926	$119
Real estate - construction	152	152	153
Real estate - mortgage:
Residential	1,825	1,825	267
Commercial	2,204	2,198	86
Total	$5,109	$5,101	$625

Total:
Commercial and industrial	$1,603	$1,599	$119
Real estate - construction	1,887	1,886	153
Real estate - mortgage:
Residential	3,925	3,923	267
Commercial	4,481	4,474	86
Consumer installment	6	6	-
Total	$11,902	$11,888	$625

December 31, 2014
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,146	$1,145	$-
Real estate - construction	2,707	2,705	-
Real estate - mortgage:
Residential	2,202	2,197	-
Commercial	4,064	4,060	-
Total	$10,119	$10,107	$-

With an allowance recorded:
Commercial and industrial	$247	$247	$83
Real estate - construction	589	589	589
Real estate - mortgage:
Residential	2,981	2,978	892
Commercial	426	426	30
Consumer installment	6	6	2
Total	$4,249	$4,246	$1,596

Total:
Commercial and industrial	$1,393	$1,392	$83
Real estate - construction	3,296	3,294	589
Real estate - mortgage:
Residential	5,183	5,175	892
Commercial	4,490	4,486	30
Consumer installment	6	6	2
Total	$14,368	$14,353	$1,596

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$1,480	$21	$1,354	$73
Real estate - construction	2,347	28	2,614	94
Real estate - mortgage:
Residential	4,195	43	4,514	128
Commercial	5,476	71	4,871	200
Consumer installment	6	-	6	-
	$13,504	$163	$13,358	$495

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$1,842	$22	$2,107	$71
Real estate - construction	3,556	38	3,644	119
Real estate - mortgage:
Residential	5,328	62	5,319	164
Commercial	5,192	83	5,678	241
Consumer installment	11	-	12	-
	$15,929	$205	$16,760	$595

Management uses a nine-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as Pass rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.   Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan-rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis with the Chief Credit Officer ultimately responsible for accurate and timely risk ratings.  The Credit Department performs an annual review of all commercial relationships with loan balances of $1,000,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
September 30, 2015

Commercial and industrial	$51,230	$504	$1,384	$36	$53,154
Real estate - construction	16,836	-	588	152	17,576
Real estate - mortgage:
Residential	254,170	549	5,572	-	260,291
Commercial	161,721	4,622	7,993	-	174,336
Consumer installment	4,868	-	7	-	4,875
Total	$488,825	$5,675	$15,544	$188	$510,232

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2014

Commercial and industrial	$58,976	$-	$1,730	$38	$60,744
Real estate - construction	29,212	495	-	589	30,296
Real estate - mortgage:
Residential	218,244	584	8,724	-	227,552
Commercial	137,755	3,908	5,750	-	147,413
Consumer installment	4,572	-	7	-	4,579
Total	$448,759	$4,987	$16,211	$627	$470,584

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2015

Commercial and industrial	$52,398	$567	$166	$23	$756	$53,154
Real estate - construction	16,988	588	-	-	588	17,576
Real estate - mortgage:
Residential	257,976	1,241	112	962	2,315	260,291
Commercial	173,522	132	426	256	814	174,336
Consumer installment	4,845	30	-	-	30	4,875
Total	$505,729	$2,558	$704	$1,241	$4,503	$510,232

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2014

Commercial and industrial	$60,296	$349	$68	$31	$448	$60,744
Real estate - construction	30,296	-	-	-	-	30,296
Real estate - mortgage:
Residential	223,209	2,065	363	1,915	4,343	227,552
Commercial	146,816	30	-	567	597	147,413
Consumer installment	4,547	27	3	2	32	4,579
Total	$465,164	$2,471	$434	$2,515	$5,420	$470,584

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

	September 30, 2015	90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$836	$49
Real estate - construction	142	-
Real estate - mortgage:
Residential	3,592	-
Commercial	1,842	-
Consumer installment	4	-
Total	$6,416	$49

	December 31, 2014	90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$365	$-
Real estate - construction	587	-
Real estate - mortgage:
Residential	5,438	165
Commercial	955	-
Consumer installment	2	-
Total	$7,347	$165

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2014	$642	$868	$3,703	$1,576	$57	$6,846
Charge-offs	(196)	(385)	(425)	(92)	(11)	(1,109)
Recoveries	186	-	161	5	21	373
Provision	(54)	(149)	(13)	450	(24)	210
ALLL balance at September 30, 2015	$578	$334	$3,426	$1,939	$43	$6,320

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2013	$614	$576	$3,664	$2,170	$22	$7,046
Charge-offs	(95)	-	(481)	-	(40)	(616)
Recoveries	88	60	289	40	11	488
Provision	79	207	478	(456)	62	370
ALLL balance at September 30, 2014	$686	$843	$3,950	$1,754	$55	$7,288

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2015	$610	$363	$3,347	$1,978	$48	$6,346
Charge-offs	(100)	-	(124)	(5)	-	(229)
Recoveries	5	-	81	5	7	98
Provision	63	(29)	122	(39)	(12)	105
ALLL balance at September 30, 2015	$578	$334	$3,426	$1,939	$43	$6,320

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2014	$596	$423	$4,130	$1,925	$55	$7,129
Charge-offs	(3)	-	(24)	-	(5)	(32)
Recoveries	23	-	94	-	4	121
Provision	70	420	(250)	(171)	1	70
ALLL balance at September 30, 2014	$686	$843	$3,950	$1,754	$55	$7,288

Although the residential real estate loan balance increased at year to date ended September 30, 2015, the category experienced a negative provision. This was due to charge-offs and payoffs of loans causing the related allowance to fall from $892,000 at December 31, 2014 to $267,000 at September 30, 2015.

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	September 30, 2015
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	2	-	2	$15	$15
Residential real estate	1	-	1	164	164
Consumer	1	-	1	9	9

	For the Nine Months Ended
	September 30, 2015
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	3	1	4	$126	$126
Real estate construction	1	-	1	181	181
Residential real estate	2	1	3	398	418
Consumer	1	-	1	9	9

	For the Three Months Ended
	September 30, 2014
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	1	-	1	$75	$75
Residential real estate	2	-	2	165	165

	For the Nine Months Ended
	September 30, 2014
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	2	-	2	$82	$82
Residential real estate	3	-	3	215	215
Commercial real estate	1	-	1	73	73
Consumer	1	-	1	7	7

The following table summarizes subsequent defaults of troubled debt restructurings (in thousands):

	For the Three Months Ended
	September 30, 2015
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	$8
Consumer	1	8

	For the Nine Months Ended
	September 30, 2015
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	3	$55
Real estate construction	1	152
Consumer	1	8

No TDRs, modified in the twelve months prior to September 30, 2014, subsequently defaulted in the three or nine months ended September 30, 2014.

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014, there were $2.0 million and $2.6 million, respectively, of OREO. As of September 30, 2015, the Company has initiated formal foreclosure proceedings on $1.1 million of real estate.

NOTE 9 – SUBSEQUENT EVENTS

On October 2, 2015 Middlefield Banc Corp. and Eric D. Hovde entered into an agreement for the repurchase by Middlefield Banc Corp. of the 196,635 shares of Middlefield Banc Corp. common stock held by Mr. Hovde. Those shares constituted approximately 9.5% of the outstanding common stock, having made Mr. Hovde the single largest holder of our stock. The purchase price agreed to was $34.50 per share in cash. With funds borrowed under existing lines of credit and under an additional line of credit from an unaffiliated local bank, Middlefield Banc Corp. completed the repurchase on Monday, October 5, 2015.

Mr. Hovde acquired the shares in April of 2012 under the terms of an August 15, 2011 Stock Purchase Agreement, as amended, between Middlefield Banc Corp. and Mr. Hovde’s affiliate, Bank Opportunity Fund LLC. The Stock Purchase Agreement and the associated Amended and Restated Purchaser’s Rights and Voting Agreement, also as amended, granted to Mr. Hovde the right to designate one director to serve on the board of directors of Middlefield Banc Corp. and on the board of directors of our subsidiary bank. Middlefield Banc Corp. and Mr. Hovde agreed that, effective upon completion of the repurchase of Mr. Hovde’s shares, the Stock Purchase Agreement and the Purchaser’s Rights and Voting Agreement were terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the September 30, 2015 quarter at $710.6 million, an increase of $33.1 million or 4.9% from December 31, 2014. For the same time period, cash and cash equivalents decreased $2.3 million, or 9.1% while net loans increased $40.2 million, or 8.7%. Total liabilities increased $29.7 million, or 4.8% while stockholders’ equity grew $3.3 million, or 5.2%.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents decreased $2.3 million at September 30, 2015 from $25.6 million at December 31, 2014. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on September 30, 2015 totaled $145.1 million, a decrease of $9.2 million or 6.0% from $154.3 million at December 31, 2014. During this period the Company recorded repayments, calls, and maturities of $7.5 million. Sales of securities were $15.3 million with a net realized gain of $257,000. Securities purchases were $14.9 million during this period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $40.2 million or 8.7% to $503.9 million as of September 30, 2015 from $463.7 million at December 31, 2014. Included in this amount were increases in the residential and commercial real estate portfolios of $32.7 million, or 14.4% and $26.9 million, or 18.3%, respectively. The real estate construction and commercial and industrial portfolios decreased by $12.7 million and $7.6 million, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on September 30, 2015 totaled $620,000, an increase of $182,000, or 41.6%, from December 31, 2014.

Allowance for loan and lease losses and Asset Quality. The Company maintained the allowance for loan and lease losses at $6.3 million, or 1.2% of total loans, at September 30, 2015. For the three months ended September 30, 2015, net loan charge-offs totaled $131,000, or 0.10% of average loans, compared to net recoveries of $89,000, or 0.08%, for the same period in 2014. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $105,000 in the three month period ending September 30, 2015, versus $70,000 for the same period in the prior year. For the nine months ended September 30, 2015, net loan charge-offs totaled $736,000, or 0.20% of average loans, compared to net charge-offs of $128,000, or 0.04%, for the same period in 2014. To maintain the adequacy of the allowance for loan and lease losses, the Company recorded a provision for loan losses of $210,000, versus $370,000 for the same period in the prior year.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to test management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at September 30, 2015. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 26 TDRs with a total balance of $2.5 million as of September 30, 2015. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $7.9 million as of September 30, 2015, down $1.1 million from $9.0 million at December 31, 2014.

	Asset Quality History

(Dollar amounts in thousands)	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014

Nonperforming loans	$8,921	$7,777	$8,262	$9,048	$10,497
Real estate owned	2,006	2,308	2,203	2,590	2,674

Nonperforming assets	$10,927	$10,085	$10,465	$11,638	$13,171

Allowance for loan and lease losses	6,320	6,346	6,447	6,846	7,288

Ratios
Nonperforming loans to total loans	1.75%	1.58%	1.74%	1.92%	2.24%
Nonperforming assets to total assets	1.54%	1.43%	1.50%	1.72%	1.94%
Allowance for loan and lease losses to total loans	1.24%	1.29%	1.35%	1.45%	1.56%
Allowance for loan and lease losses to nonperforming loans	70.84%	81.60%	78.03%	75.66%	69.43%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2015, 87.9% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $626.5 million or 97.8% of the Company’s total funding sources at September 30, 2015. Total deposits increased $40.4 million or 6.9% at September 30, 2015 from $586.1 million at December 31, 2014. The increase in deposits is primarily related to the increase in time deposit and noninterest-bearing demand accounts of $17.5 million or 10.3%, and $11.5 million or 10.9%, respectively, at September 30, 2015.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $10.8 million, or 72.7%, to $4.0 million as of September 30, 2015. Other borrowings, representing trust preferred securities and advances from the Federal Home Loan Bank of Cincinnati, declined $324,000, or 3.0%, for the nine months ended September 30, 2015 as a result of scheduled principal payments.

Stockholders’ equity. Stockholders’ equity increased $3.3 million, or 5.2%, to $67.2 million at September 30, 2015 from $63.9 million at December 31, 2014. This growth was the result of an increase in retained earnings of $3.5 million, partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $0.6 million. The change to AOCI is due to available-for-sale securities fair value adjustments and the change in retained earnings is due to the year to date net income offset by dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2015, was $2.0 million, a $64,000, or 3.3% increase from the amount earned during the same period in 2014. Diluted earnings per share for the quarter was $0.96 compared to $0.93 for the same period in 2014. Net income for the nine months ended September 30, 2015, was $5.1 million, a $177,000, or 3.3% decrease from the amount earned during the same period in 2014. Diluted earnings per share for the quarter was $2.47 compared to $2.59 for the same period in 2014.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 1.10% and 12.67%, respectively, compared with 1.13% and 13.55% for the same period in 2014. The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the nine months ended September 30, 2015 were 0.97% and 10.83%, respectively, compared with 1.06% and 12.74% for the same period in 2014.

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

Net interest income for the three months ended September 30, 2015 totaled $6.2 million, an increase of 4.7% from that reported in the comparable period of 2014. The net interest margin was 3.80% for the third quarter of 2015, down from the 3.99% reported for the same quarter of 2014. The decrease is attributable to a $61.1 million increase in average assets earning interest at a lower rate than the same period in 2014. Net interest income for the nine months ended September 30, 2015 totaled $18.4 million, an increase of 3.8% from that reported in the comparable period of 2014. The net interest margin was 3.88% for that period, down from the 4.08% reported for the same period of 2014. The decrease is attributable to lower interest-earning asset yields, which decreased 29 basis points to 4.44%.

Interest income. Interest income increased $240,000, or 3.5%, for the three months ended September 30, 2015, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest earned on taxable investment securities. Interest income increased $433,000, or 2.1%, for the nine months ended September 30, 2015, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest earned on taxable investment securities.

Interest earned on loans receivable increased $325,000, or 5.8%, for the three months ended September 30, 2015, compared to the same period in the prior year. This was partially offset by a 19 basis point yield decrease. This increase is attributable to an increase in average loans of $45.5 million, year over year. Interest earned on loans receivable increased $741,000, or 4.4%, for the nine months ended September 30, 2015, compared to the same period in the prior year. This increase is attributable to an increase in average loans of $36.7 million, partially offset by an 18 basis point yield decrease.

Interest earned on securities decreased $89,000, or 7.2%, for the three months ended September 30, 2015, compared to the same period in the prior year. The average balance decreased $7.1 million, or 4.4%, for the same period in the prior year. Interest earned on securities decreased $324,000, or 8.5%, for the nine months ended September 30, 2015, compared to the same period in the prior year. The average balance decreased $6.1 million, or 3.8% while the 4.10% yield on the investment portfolio was a decrease of 10 basis points, from 4.20%, for the same period in the prior year.

Interest expense. Interest expense decreased $40,000, or 4.0%, for the three months ended September 30, 2015, compared to the same period in the prior year. The decline was mostly attributed to a 7 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year, partially offset by an increase in the average balance of interest-bearing liabilities of $22.9 million, or 4.5%, compared to the same period in the prior year. Interest expense decreased $233,000, or 7.6%, for the nine months ended September 30, 2015, compared to the same period in the prior year. The decline was mostly attributed to an 8 basis point decline in total interest-bearing liabilities when compared to the same period in the prior year, partially offset by an increase in the average balance of interest-bearing liabilities of $10.9 million, or 2.1%, compared to the same period in the prior year.

Interest incurred on deposits, the largest component of the Company’s interest-bearing liabilities, declined $22,000, or 2.4%, for the three months ended September 30, 2015, compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.67% from 0.72% for the same period in the prior year. This improvement was partially offset by an increase in the average balance of interest-bearing deposits of $23.6 million, or 4.8%, to $516.6 million when compared to $493.0 million for the same period in the prior year. For the nine months ended September 30, 2015, interest incurred on deposits declined $186,000, or 6.7% when compared to the same period in the prior year. This decrease was attributed to a decline in the average rate paid on deposits to 0.68% from 0.75% for the same period in the prior year. This improvement was partially offset by an increase in the average balance of interest-bearing deposits of $12.7 million, or 2.6%, to $507.7 million when compared to $494.9 million for the same period in the prior year.

Interest incurred on borrowings decreased $18,000, or 17.8%, for the three months ended September 30, 2015, compared to the same period in the prior year. Interest incurred on borrowings decreased $47,000, or 15.8%, for the nine months ended September 30, 2015, compared to the same period in the prior year.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $105,000 was recorded for the quarter ended September 30, 2015 compared to $70,000 for the quarter ended September 30, 2014. A provision for loan losses of $210,000 was recorded for the nine months ended September 30, 2015 compared to $370,000 for the same period ended September 30, 2014.

Noninterest income. Noninterest income increased $118,000 for the three months ended September 30, 2015 over the comparable 2014 period. This increase was largely the result of increases in gain on sale of loans and earnings on bank-owned life insurance of $93,000 and $30,000, respectively. Noninterest income increased $304,000 for the nine months ended September 30, 2015 over the comparable 2014 period. This increase was largely the result of increases in gain on sale of loans and earnings on bank-owned life insurance of $266,000 and $56,000, respectively.

Noninterest expense. Noninterest expense of $4.7 million for the third quarter of 2015 was 6.5% or $284,000 more than the third quarter of 2014. Salaries and benefits and advertising expense increased $141,000, or 6.6%, and $75,000, or 62.5%, respectively. Noninterest expense of $14.7 million for the nine months ended September 30, 2015 was 11.2% or $1.5 million more than the same period in 2014. Salaries and benefits, advertising expense, and other real estate owned increased $777,000, or 12.1%, $219,000, or 59.7%, and $193,000, or 75.4%, respectively. Salaries increased due to increases to average pay as well as the addition of key employees. The OREO expense was related to taxes paid on recently foreclosed properties. Advertising expense increased as part of a strategic initiative.

Provision for income taxes. The Company recognized $544,000 in income tax expense, which reflected an effective tax rate of 21.5% for the three months ended September 30, 2015, as compared to $529,000 with an effective tax rate of 21.6% for the comparable 2014 period. The Company recognized $1.3 million in income tax expense, which reflected an effective tax rate of 19.8% for the nine months ended September 30, 2015, as compared to $1.4 million with an effective tax rate of 21.4% for the comparable 2014 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2015, have remained unchanged from December 31, 2014.

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

	For the Three Months Ended September 30,
	2015			2014

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans	$503,790	$5,971	4.70%	$458,302	$5,646	4.89%
Investment securities (3)	153,316	1,150	4.05%	160,369	1,239	4.08%
Interest-bearing deposits with other banks	32,782	30	0.36%	10,134	26	1.02%
Total interest-earning assets	689,888	7,151	4.35%	628,805	6,911	4.62%
Noninterest-earning assets	26,302			45,093
Total assets	$716,190			$673,898
Interest-bearing liabilities:
Interest-bearing demand deposits	$66,041	$53	0.32%	$62,225	$51	0.33%
Money market deposits	75,137	78	0.41%	74,667	75	0.40%
Savings deposits	179,416	134	0.30%	177,528	140	0.31%
Certificates of deposit	196,026	611	1.24%	178,593	632	1.40%
Borrowings	16,272	83	2.02%	16,963	101	2.36%
Total interest-bearing liabilities	532,892	959	0.71%	509,976	999	0.78%
Noninterest-bearing liabilities
Other liabilities	121,227			107,756
Stockholders' equity	62,071			56,166
Total liabilities and stockholders' equity	$716,190			$673,898
Net interest income		$6,192			$5,912
Interest rate spread (1)			3.64%			3.84%
Net interest margin (2)			3.80%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.46%			123.30%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $417 and $412 for the three months ended September 30 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended September 30, 2015 and 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2015 versus 2014

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$560	$(235)	$325
Investment securities	(73)	(16)	(89)
Interest-bearing deposits with other banks	58	(54)	4
Total interest-earning assets	545	(305)	240

Interest-bearing liabilities:
Interest-bearing demand deposits	3	(1)	2
Money market deposits	-	3	3
Savings deposits	1	(7)	(6)
Certificates of deposit	62	(83)	(21)
Borrowings	(4)	(14)	(18)
Total interest-bearing liabilities	62	(102)	(40)

Net interest income	$483	$(203)	$280

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

	For the Nine Months Ended September 30,
	2015			2014

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$486,438	$17,656	4.85%	$449,704	$16,915	5.03%
Investment securities (3)	153,531	3,488	4.10%	159,648	3,812	4.20%
Interest-bearing deposits with other banks	36,942	108	0.39%	12,530	92	0.98%
Total interest-earning assets	676,911	21,252	4.44%	621,882	20,819	4.73%
Noninterest-earning assets	24,768			46,263
Total assets	$701,679			$668,145
Interest-bearing liabilities:
Interest-bearing demand deposits	$62,260	$145	0.31%	$59,221	$143	0.32%
Money market deposits	75,393	231	0.41%	75,090	225	0.40%
Savings deposits	179,119	409	0.31%	177,801	419	0.32%
Certificates of deposit	190,883	1,796	1.26%	182,796	1,980	1.45%
Borrowings	18,093	251	1.85%	19,950	298	2.00%
Total interest-bearing liabilities	525,748	2,832	0.72%	514,858	3,065	0.80%
Noninterest-bearing liabilities
Other liabilities	112,787			97,771
Stockholders' equity	63,144			55,516
Total liabilities and stockholders' equity	$701,679			$668,145
Net interest income		$18,420			$17,754
Interest rate spread (1)			3.72%			3.94%
Net interest margin (2)			3.88%			4.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.75%			120.79%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $1,222 and $1,204 for the three months ended September 30 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended September 30, 2015 and 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflect the changes in interest income on a fully tax-equivalent basis.

	2015 versus 2014

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,382	$(641)	$741
Investment securities	(192)	(132)	(324)
Interest-bearing deposits with other banks	179	(163)	16
Total interest-earning assets	1,369	(936)	433

Interest-bearing liabilities:
Interest-bearing demand deposits	7	(5)	2
Money market deposits	1	5	6
Savings deposits	3	(13)	(10)
Certificates of deposit	88	(272)	(184)
Borrowings	(28)	(19)	(47)
Total interest-bearing liabilities	71	(304)	(233)

Net interest income	$1,298	$(632)	$666

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

For the nine months ended September 30, 2015, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well-capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

The Bank met each of the well-capitalized ratio guidelines at September 30, 2015. The following table indicates the capital ratios for the Bank and Company at September 30, 2015 and December 31, 2014.

	As of September 30, 2015
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.18%	12.30%	12.30%	13.49%
Middlefield Banc Corp.	9.66%	12.93%	12.93%	14.00%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2014
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.25%	12.95%	N/A	14.19%
Middlefield Banc Corp.	9.60%	13.38%	N/A	14.64%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well-capitalized ratio (Bank only)	5.00%	6.00%	N/A	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2015 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2015 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2015 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(2.91)%	(1.34)%

Portfolio equity - increase (decrease)	1.90%	(17.80)%

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

N/A

Item 5.      Other information

None

Item 6.      Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2015

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.0*	Severance Agreement between Middlefield Banc Corp. and Jay P. Giles, dated January 7, 2008	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2014 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 18, 2015

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s From 8-K Current Report filed on June 24, 2015

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: November 10, 2015	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 10, 2015	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer