Form 10-K
period 2015-12-31
MIDDLEFIELD BANC CORP
filed 2016-03-09
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2015

Commission File Number: 001-36613

Middlefield Banc Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1585111

( State or other	( IRS
jurisdiction	Employer
of incorporation or organization)	Identification No.)

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

The aggregate market value on June 30, 2015 of common stock held by non-affiliates of the registrant was approximately $67.5 million. As of March 9, 2016, there were 1,877,379 shares of common stock issued and outstanding.

Documents Incorporated by Reference     Portions of the registrant’s definitive proxy statements for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2015 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED DECEMBER 31, 2015

Item 1 — Business

Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s subsidiaries are:

1.

The Middlefield Banking Company (“MBC”), an Ohio-chartered commercial bank that began operations in 1901. MBC engages in a general commercial banking business in northeastern and central Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and its telephone number is (440) 632-1666.

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

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. At December 31, 2015, EMORECO’s assets consist of one nonperforming loan and five OREO properties. According to Federal law governing bank holding companies, the real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. Per federal law, a holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Market Area MBC’s market area in northeastern Ohio consists principally of Geauga, Portage, Lake, Trumbull, and Ashtabula Counties. Benefitting from the area’s proximity to Cleveland and Warren, population and income levels have maintained steady growth over the years. MBC’s two central Ohio branches are located in Dublin and Westerville in Franklin County, north of Columbus.

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

Lending — Loan Portfolio Composition and Activity. The Bank makes residential and commercial mortgage, home equity, secured and unsecured consumer installment, commercial and industrial, and real estate construction loans for owner-occupied and rental properties. The Bank’s Credit Policy aspires to a loan composition mix consisting of approximately 40% to 50% consumer purpose transactions including residential real estate loans, home equity loans and other consumer loans. The Policy is also designed to provide for 35% to 40% of total loans as business purpose commercial loans and business and consumer credit card accounts of up to 5% of total loans.

Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2015, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $10.9 million.

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

	Loan Portfolio Composition at December 31,

	2015		2014		2013		2012		2011

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$42,536	7.97%	$34,928	7.42%	$54,498	12.51%	$62,188	15.23%	$59,185	14.73%
Real estate construction	22,137	4.15	30,296	6.44	25,601	5.88	22,522	5.51	21,545	5.36
Mortgage:
Residential	232,478	43.56	210,096	44.65	210,310	48.27	203,872	49.92	208,139	51.79
Commercial	231,701	43.41	190,685	40.52	141,171	32.40	115,734	28.34	108,502	27.00
Consumer installment	4,858	0.91	4,579	0.97	4,145	0.94	4,117	1.00	4,509	1.12

Total loans	533,710	100.00%	470,584	100.00%	435,725	100.00%	408,433	100.00%	401,880	100.00%
Less:
Allowance for loan and lease losses	6,385		6,846		7,046		7,779		6,819

Net loans	$527,325		$463,738		$428,679		$400,654		$395,061

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2015
	Commercial and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$13,026	$2,467	$3,731	$6,545	$589	$26,358
After one year through five years	22,590	1,242	14,798	6,413	3,051	48,094
After five years	6,920	18,428	213,949	218,743	1,218	459,258

Total amount due	$42,536	$22,137	$232,478	$231,701	$4,858	$533,710

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2015 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2015 that have floating or adjustable rates.

	Fixed Rate	Adjustable Rate	Total
(Dollars in thousands)
Commercial and industrial	$34,170	$8,366	$42,536
Real estate construction	3,910	18,227	22,137
Mortgage:
Residential	11,933	220,545	232,478
Commercial	38,777	192,924	231,701
Consumer installment	3,843	1,015	4,858

	$92,633	$441,077	$533,710

Residential Mortgage Loans A significant portion of the Bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. Residential mortgage loans approximated $232.5 million or 43.6% of the Bank’s total loan portfolio at December 31, 2015.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 94.9% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2015 is adjustable rate. Generally, the Bank originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac guidelines, so as to permit their being sold to Freddie Mac. These loans are sold with servicing rights retained, and are sold in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

The Bank’s home equity Credit Policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Bank’s home equity loans generally have terms of 20 years.

At December 31, 2015, residential mortgage loans of approximately $4.1 million were over 90 days delinquent or nonaccruing on that date, representing 1.8% of the residential mortgage loan portfolio. At December 31, 2014, residential mortgage loans of approximately $5.3 million were over 90 days delinquent or nonaccruing on that date, representing 2.3% of the residential mortgage loan portfolio.

Commercial and Industrial Loans and Commercial Real Estate Loans

The Bank’s commercial loan services include:

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

Although a risk of nonpayment exists for all loans, certain specific risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate income sufficient to repay the loan. The Bank’s Credit Policy provides that commercial loan applications must be supported by documentation indicating cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns for at least three years must be submitted, and annual reviews are required for business purpose relationships of $1,000,000 or more. Ongoing financial information is generally required for any commercial credit where the exposure is $250,000 or more.

The fair value of collateral for collateralized commercial loans must exceed the Bank’s exposure. For this purpose fair value is determined by independent appraisal or by the loan officer’s estimate employing guidelines established by the Credit Policy. Loans not secured by real estate generally have terms of five years or fewer, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and term loans secured by collateral having a useful life exceeding five years may have longer terms. The Bank’s Credit Policy allows for terms of up to 15 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum LTV ratio for commercial real estate loans is 80% of the appraised value or cost, whichever is less.

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

At December 31, 2015 commercial and commercial real estate loans totaled $274.2 million, or 51.4% of the Bank’s total loan portfolio. At December 31, 2015, commercial and commercial real estate loans of approximately $3.3 million were over 90 days delinquent or nonaccruing on that date, and represented 1.2% of the commercial and commercial real estate loan portfolios. At December 31, 2014, commercial and commercial real estate loans totaled $225.6 million, or 47.9% of the Bank’s total loan portfolio. At December 31, 2014, commercial and commercial real estate loans of approximately $1.4 million were over 90 days delinquent or nonaccruing on that date, and represented 0.6% of the commercial and commercial real estate loan portfolios.

Real Estate Construction

The Bank originates several different types of loans that it categorizes as construction loans, including:

•	residential construction loans to borrowers who will occupy the premises upon completion of construction,
•	residential construction loans to builders,
•	commercial construction loans, and
•	real estate acquisition and development loans.

Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The Bank’s fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the Bank to make residential construction loans without an existing written commitment for permanent financing. The Bank’s Credit Policy provides that the Bank may make construction loans with terms of up to one year, with a maximum LTV ratio for residential construction of 80%. The Bank also offers residential construction-to-permanent loans that have a twelve-month construction period followed by 30 years of permanent financing.

At December 31, 2015, real estate construction loans totaled $22.1 million, or 4.1% of the Bank’s total loan portfolio. Real estate construction loans of approximately $0.1 million were over 90 days delinquent or nonaccruing on that date, representing 0.6% of the real estate construction loan portfolio. At December 31, 2014, real estate construction loans totaled $30.3 million, or 6.4% of the Bank’s total loan portfolio. Real estate construction loans of approximately $0.6 million were over 90 days delinquent or nonaccruing on that date, representing 1.9% of the real estate construction loan portfolio.

Consumer Installment Loans The Bank’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The Bank does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The Bank maintains a higher loan loss allowance for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.

According to the Bank’s Credit Policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to three years. Real estate security generally is required for consumer loans having terms exceeding five years.

At December 31, 2015, the Bank had approximately $4.9 million in its consumer installment loan portfolio, representing 0.9% of total loans. At December 31, 2014, the Bank had approximately $4.6 million in its consumer installment loan portfolio, representing 1.0% of total loans. At December 31, 2014, 0.1% of consumer installment loans were over 90 days delinquent or nonaccruing.

Loan Solicitation and Processing Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Bank personnel and walk-in customers.

When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Bank’s underwriting guidelines are set by senior management and approved by the Board of Directors. The Credit Policy specifies each individual officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to an Officer’s Loan Committee, which has authority to approve loans up to $2,000,000. The Board of Directors’ Loan Committee acts as an approval authority for exposures over $2,000,000 and up to $5,000,000. Loans exceeding $5,000,000 require approval from the full Board of Directors.

Income from Lending Activities The Bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The Bank also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements included herein contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.

Mortgage Banking Activity The Bank originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2015, the Bank recorded gains of $0.3 million on the sale of $17.6 million in loans receivable originated for sale. During the year ended December 31, 2014, the Bank recorded gains of $0.2 million on the sale of $6.0 million in loans receivable originated for sale. The sold loans were sold on a servicing retained basis to Freddie Mac.

In addition to interest earned on loans and income recognized on the sale of loans, the Bank receives fees for servicing loans that it has sold. Because the Bank has data processing capacity that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and sell such fixed-rate single-family residential mortgage loans with Freddie Mac while retaining servicing.

Income from these activities will vary from period to period with the volume and type of loans originated and sold, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Bank’s market area.

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

Classified Assets FDIC regulations governing classification of assets require nonmember commercial banks — including the Bank — to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection of principal in full — on the basis of currently existing facts, conditions, and values — highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the above categories, but that possess some weakness, are required to be designated “special mention” by management.

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

The Bank has experienced a decrease in substandard loans. Loans secured by residential real estate and commercial real estate account for $5.8 million and $8.0 million of the substandard loans, respectively. These amounts represent 88.8% of the Bank’s substandard loans.

As of December 31, 2015, 2014, 2013, 2012, and 2011 consolidated classified loans were as follows:

	Classified Loans at December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$5,297	0.99%	$4,987	1.06%	$4,685	1.08%	$3,364	0.82%	$2,653	0.66%
Substandard	15,586	2.92%	16,211	3.44%	19,328	4.44%	26,459	6.48%	27,061	6.73%
Doubtful	130	0.02%	627	0.13%	43	0.01%	59	0.01%	73	0.02%

Total amount due	$21,013	3.93%	$21,825	4.63%	$24,056	5.53%	$29,882	7.31%	$29,787	7.41%

Other than those disclosed above, the Bank does not believe there are any loans classified for regulatory purposes as loss, doubtful, substandard, special mention or otherwise, which will result in losses or have a material impact on future operations, liquidity or capital reserves. We are not aware of any other information that causes us to have serious doubts as to the ability of borrowers in general to comply with repayment terms.

Investments Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed mortgage-backed securities. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Ohio law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These provisions have not been a material constraint upon the Bank’s investment activities.

All securities-related activity is reported to the Bank’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. Senior management can purchase and sell securities in accordance with the Bank’s stated investment policy.

Management determines the appropriate classification of securities at the time of purchase. At this time the Bank has no securities that are classified as held to maturity. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available for sale. Available-for-sale securities are reflected on the balance sheet at their fair value.

The following table exhibits the consolidated amortized cost and fair value of the Bank’s investment portfolio:

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2015		2014		2013
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value

Available for Sale:
U.S. Government agency securities	$21,655	$21,629	$23,035	$22,896	$27,289	$25,763
Obligations of states and political subdivisions:
Taxable	1,989	2,123	2,953	3,179	3,787	3,795
Tax-exempt	91,940	95,167	91,916	95,166	86,524	84,819
Mortgage-backed securities in government-sponsored entities	24,480	24,524	29,150	29,391	38,816	38,323
Private-label mortgage-backed securities	2,079	2,263	2,672	2,919	3,366	3,693
Equity securities in financial institutions	750	814	750	783	750	750

Total Investment Securities	$142,893	$146,520	$150,476	$154,334	$160,532	$157,143

 The contractual maturity of investment debt securities is as follows:

					December 31, 2015
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
U.S. Government agency securities	-	-	$6,000	1.44%	$2,875	2.37%	$12,780	3.09%	$21,655	2.54%	$21,629
Obligations of states and political subdivisions:
Taxable	-	-	-	-	1,989	5.51%	-	-	1,989	5.51%	2,123
Tax-exempt **	1,139	4.17%	4,658	3.85%	14,019	3.89%	72,124	3.24%	91,940	3.38%	95,167
Mortgage-backed securities in government-sponsored entities	-	-	-	-	289	3.02%	24,191	2.53%	24,480	2.54%	24,524
Private-label mortgage-backed securities	-	-	132	5.53%	-	-	1,947	4.22%	2,079	4.30%	2,263

Total	$1,139	4.17%	$10,790	2.53%	$19,172	3.81%	$111,042	3.09%	$142,143	3.15%	$145,706

** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties. The average yields in the above table are not calculated on a tax-equivalent basis.

As of December 31, 2015, the Bank also held 18,872 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock at December 31, 2015 was $1.9 million.

Sources of Funds — Deposit Accounts Deposit accounts are a major source of funds for the Bank. The Bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The Bank also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2015, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$22,858	20.77%
Beyond three but within six months	14,368	13.06%
Beyond six but within twelve months	21,914	19.91%
Beyond one year	50,907	46.26%

Total	$110,047	100.00%

Borrowings Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank’s subsidiary bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2015, MBC had $26.7 million of FHLB borrowings outstanding. The Company’s subsidiary bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2015	2014

Balance at year-end	$35,825	$14,808
Average balance outstanding	11,768	8,379
Maximum month-end balance	35,825	19,970
Weighted-average rate at year-end	1.37%	0.98%
Weighted-average rate during the year	1.65%	1.77%

Personnel

As of December 31, 2015 the Bank had 143 full-time equivalent employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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

A bank’s capital hedges its risk exposure, absorbing losses that can be predicted as well as losses that cannot be predicted. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. The FDIC may establish greater minimum capital requirements for specific institutions.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2015, the Company was in compliance with all regulatory capital requirements.

Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered well capitalized for purposes of the prompt corrective action rules, a bank must maintain total risk-based capital of 10.0% or greater, Tier 1 risk-based capital of 8.0% or greater, common equity Tier 1 capital of 6.5%, and leverage capital of 5.0% or greater. An institution with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though it were in the next lower capital category if its primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.

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

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiary.

	As of December 31, 2015
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.23%	12.52%	12.52%	13.73%
Middlefield Banc Corp.	8.69%	12.00%	12.00%	13.20%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities), subject to a two-year transition period. In the first quarter of 2015 the Company permanently opted out of the inclusion of accumulated other comprehensive income in its capital calculation in an effort to reduce the impact of market volatility on its regulatory capital levels.

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

The final rule became effective for the bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

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

The Dodd-Frank Act The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) became law on July 21, 2010. The DFA includes corporate governance and executive compensation reforms, new registration requirements for hedge fund and private equity fund advisers, increased regulation of over-the-counter derivatives and asset-backed securities, and new rules for credit rating agencies. The DFA includes these provisions –

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

Although we believe the majority of our mortgage originations will be prime qualified mortgages, the ability-to-repay rule creates a new basis for challenge by regulators and by consumers. In addition, the CFPB’s mission is consumer protection, not lender safety and soundness, and for that reason the CFPB wrote the ability-to-repay rule with the goal of preventing consumers from being steered by lenders into expensive and unsustainable borrowing, rather than with the goal of assuring actual loan repayment. Accordingly, typical credit-quality features such as LTV standards are not part of the ability-to-repay rule, and it will not necessarily be the case that qualified mortgages have a higher probability or history of repayment than other mortgages. Compliance with the ability-to-repay rules has increased community banks’ compliance costs, including our own, and will potentially adversely affect the profitability of routine residential mortgage lending. In addition, for the mortgage lending industry the ability-to-repay rule creates a bias in favor of qualified mortgages, which because of factors such as a minimum 43% debt-to-income ratio could have unintended adverse effects, such as reducing community bank lending to low- and moderate-income borrowers and communities.

In addition to ability to repay, the DFA imposes a risk-retention requirement on mortgage lenders selling loans into the secondary mortgage market. With some exceptions a mortgage lender selling a loan into the secondary mortgage market must retain ownership of at least 5% of the loan, the assumption being that if mortgage lenders remain exposed to credit risk they will not knowingly make loans that fail to satisfy ordinary and reasonable standards of creditworthiness. A qualified mortgage for purposes of the ability-to-repay rule is also exempt from the risk-retention requirement, allowing a mortgage lender to sell 100% of a qualified mortgage rather than only 95%. The exemption of qualified mortgages from the risk-retention requirement is likely to contribute to the regulatory bias in favor of qualified mortgages and against other forms of mortgage lending.

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

The Truth in Lending Act-RESPA Integrated Disclosure (“TRID”) rule became effective for loans originated on or after October 3, 2015. The TRID rule required extensive modifications to the process of closing a federally regulated residential mortgage loan and the systems supporting that process among lenders, real estate agents, title insurance agents and attorneys that close residential mortgage loans, and others.  Enforcement and interpretation of the TRID rule among mortgage industry participants such as Fannie Mae, Freddie Mac and federal banking regulators like the FDIC is not yet apparent. Management’s assessment and management of TRID compliance risk will evolve as the residential mortgage lending industry gains experience with loan closings, loan purchases and examinations.  The TRID rule, including the cost of compliance and the ultimate impact on the mortgage industry, could adversely impact the Company’s profitability.

The Company operates in a highly competitive industry and market area. The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

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

The Company may not be able to attract and retain skilled people. The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of the services of key personnel of the Company could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. The Company has non-competition agreements with senior officers and key personnel.

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2015, MBC could have declared dividends of approximately $8.5 million in the aggregate to the Company, assuming the ODFI did not object. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. Until January 20, 2017, MBC cannot pay dividends to the Company unless MBC first obtains approval of the ODFI.

Risks Associated with the Company’s Common Stock

The Company’s common stock is thinly traded, and it is therefore susceptible to wide price swings. Trading under the symbol MBCN, our stock became listed on the Nasdaq Capital Market in September of 2014. While our stock is quoted on the NASDAQ Capital Market, it trades infrequently. As a result, you may be unable to sell or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

Item 1B — Unresolved Staff Comments

     Not applicable

Item 2 — Properties

     The Bank’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch	Portage	Leased	three-year lease renewed in November 2013, with option to
10519 South Main Street			renew for five additional consecutive three-year terms
Mantua, Ohio

Chardon Branch	Geauga	Owned
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned
30 South Maple Avenue
Orwell, Ohio

Newbury Branch	Geauga	Leased	ten-year lease dated December 2006, with option to renew
11110 Kinsman Road			for four additional consecutive five-year terms
Newbury, Ohio

Cortland Branch	Trumbull	Owned
3450 Niles Cortland Road
Cortland, Ohio

Dublin Branch	Franklin	Leased	twenty-year lease dated February 2004, with the option
6215 Perimeter Drive			to purchase after the tenth year
Dublin, OH

Westerville Branch	Franklin	Owned
17 North State Street
Westerville, OH

Administrative Offices:	Geauga	Owned
15200 Madison Road Suite 108
Middlefield, Ohio 44062

Mentor Loan Production Office	Lake	Leased	one-year lease dated September 2015, with the option to
8353 Mentor Avenue			renew for two additional one-year terms
Mentor, OH 44060

     At December 31, 2015 the net book value of the Bank’s investment in premises and equipment totaled $9.8 million.

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

Item 4 — Mine Safety Disclosures

 Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2015 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under “Supervision and Regulation.”

Equity Compensation Plan information

The following table provides information as of December 31, 2015 with respect to shares of common stock that may be issued under the Company’s existing equity plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders:

1999 Stock Option Plan	2,625	$40.24	-
2007 Omnibus Equity Plan	29,324	23.67	427,729
Total	31,949	$25.03	427,729

Item 6 — Selected Financial Data

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis” in the Company’s 2015 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2015 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers of the Registrant, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015. The information required by this item concerning Equity Compensation Plan information is presented under the caption “EQUITY COMPENSATION PLAN INFORMATION” contained in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Item 13 — Certain Relationships, Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015:
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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2014 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 17, 2014

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	[reserved]

10.27	[reserved]

10.28	[reserved]

13	Portions of Annual Report to Shareholders for the year ended December 31, 2015 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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
Date: March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 9, 2016
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 9, 2016
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 9, 2016
Carolyn J. Turk, Chairman of the Board

/s/ Eric W. Hummel	March 9, 2016
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 9, 2016
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 9, 2016
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 9, 2016
James J. McCaskey, Director

/s/ Joseph J. Thomas	March 9, 2016
Joseph J. Thomas, Director

/s/ William J. Skidmore	March 9, 2016
William J. Skidmore, Director

/s/ Robert W. Toth	March 9, 2016
Robert W. Toth, Director

29