Form 10-Q
period 2016-03-31
MIDDLEFIELD BANC CORP
filed 2016-05-11
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Class: Common Stock, without par value

Outstanding at May 11, 2016: 2,033,694

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$25,251	$22,421
Federal funds sold	4,969	1,329
Cash and cash equivalents	30,220	23,750
Investment securities available for sale, at fair value	142,560	146,520
Loans held for sale	176	1,107
Loans	530,356	533,710
Less allowance for loan and lease losses	6,357	6,385
Net loans	523,999	527,325
Premises and equipment, net	9,607	9,772
Goodwill	4,559	4,559
Core deposit intangibles	66	76
Bank-owned life insurance	13,240	13,141
Other real estate owned	1,447	1,412
Accrued interest and other assets	7,008	7,477

TOTAL ASSETS	$732,882	735,139

LIABILITIES
Deposits:
Noninterest-bearing demand	$115,453	$116,498
Interest-bearing demand	67,082	57,219
Money market	82,143	78,856
Savings	178,292	180,653
Time	188,436	191,221
Total deposits	631,406	624,447
Short-term borrowings	26,124	35,825
Other borrowings	9,875	9,939
Accrued interest and other liabilities	1,713	2,624
TOTAL LIABILITIES	669,118	672,835

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,268,191 and 2,263,403 shares issued; 1,882,026 and 1,877,238 shares outstanding	36,345	36,191
Retained earnings	38,216	37,236
Accumulated other comprehensive income	2,721	2,395
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	63,764	62,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$732,882	$735,139

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$6,173	$5,843
Interest-bearing deposits in other institutions	12	8
Federal funds sold	4	3
Investment securities:
Taxable interest	340	395
Tax-exempt interest	790	759
Dividends on stock	29	27
Total interest income	7,348	7,035

INTEREST EXPENSE
Deposits	855	831
Short-term borrowings	120	37
Other borrowings	17	23
Trust preferred securities	33	(8)
Total interest expense	1,025	883

NET INTEREST INCOME	6,323	6,152

Provision for loan losses	105	105

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,218	6,047

NONINTEREST INCOME
Service charges on deposit accounts	447	441
Investment securities gains, net	51	24
Earnings on bank-owned life insurance	99	69
Gain on sale of loans	87	53
Other income	225	209
Total noninterest income	909	796

NONINTEREST EXPENSE
Salaries and employee benefits	2,780	2,360
Occupancy expense	335	349
Equipment expense	269	216
Data processing costs	272	250
Ohio state franchise tax	100	75
Federal deposit insurance expense	132	112
Professional fees	292	319
Loss on other real estate owned	12	88
Advertising expense	195	196
Other real estate expense	46	65
Directors fees	107	118
Core deposit intangible amortization	10	10
Appraiser fees	101	56
ATM fees	96	84
Other expense	591	513
Total noninterest expense	5,338	4,811

Income before income taxes	1,789	2,032
Income taxes	302	404

NET INCOME	$1,487	$1,628

EARNINGS PER SHARE
Basic	$0.79	$0.79
Diluted	0.79	0.79

DIVIDENDS DECLARED PER SHARE	$0.27	$0.26

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$1,487	$1,628

Other comprehensive income:
Net unrealized holding gain on available-for-sale securities	547	851
Tax effect	(187)	(289)

Reclassification adjustment for investment securities gains included in net income	(51)	(24)
Tax effect	17	8

Total other comprehensive income	326	546

Comprehensive income	$1,813	$2,174

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2015	$36,191	$37,236	$2,395	$(13,518)	$62,304

Net income		1,487			1,487
Other comprehensive income			326		326
Common stock issuance (900 shares)	29				29
Dividend reinvestment and purchase plan (3,888 shares)	125				125
Cash dividends ($0.27 per share)		(507)			(507)

Balance, March 31, 2016	$36,345	$38,216	$2,721	$(13,518)	$63,764

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$1,487	$1,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	105
Investment securities gain, net	(51)	(24)
Depreciation and amortization	271	180
Amortization of premium and discount on investment securities	107	189
Accretion of deferred loan fees, net	(71)	(241)
Origination of loans held for sale	(3,356)	(2,664)
Proceeds from sale of loans	4,374	2,465
Gain on sale of loans	(87)	(53)
Earnings on bank-owned life insurance	(99)	(69)
Deferred income tax	(218)	(305)
(Gain) loss on other real estate owned	(12)	182
Other real estate owned writedowns	24	(94)
Increase in accrued interest receivable	(263)	(454)
Decrease in accrued interest payable	(6)	(11)
Other, net	(203)	(407)
Net cash provided by operating activities	2,002	427

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	4,822	2,224
Proceeds from sale of securities	1,322	1,590
Purchases	(1,744)	-
Decrease (increase) in loans, net	3,215	(5,497)
Proceeds from the sale of other real estate owned	30	299
Purchase of premises and equipment	(18)	(108)
Net cash provided by (used for) investing activities	7,627	(1,492)

FINANCING ACTIVITIES
Net increase in deposits	6,959	31,031
Decrease in short-term borrowings, net	(9,701)	(9,895)
Repayment of other borrowings	(64)	(91)
Common stock issued	29	-
Stock options exercised	-	2
Proceeds from dividend reinvestment and purchase plan	125	175
Cash dividends	(507)	(534)
Net cash (used for) provided by financing activities	(3,159)	20,688

Increase in cash and cash equivalents	6,470	19,623

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,750	25,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,220	$45,262

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,031	$894
Income taxes	375	-

Noncash investing transactions:
Transfers from loans to other real estate owned	$77	$-

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2015, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U.S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2015. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of March 31, 2016 and 2015.

Stock option activity during the three months ended March 31 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2016	Price	2015	Price

Outstanding, January 1	31,949	$25.03	46,451	$27.90
Exercised	-	-	(375)	17.55

Outstanding, March 31	31,949	$25.03	46,076	$27.99

Exercisable, March 31	31,949	$25.03	46,076	$27.99

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

	For the Three
	Months Ended
	March 31,
	2016	2015
Weighted-average common shares outstanding	2,264,342	2,243,190

Average treasury stock shares	(386,165)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	1,878,177	2,053,660

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	8,766	9,207

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	1,886,943	2,062,867

Options to purchase 31,949 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended March 31, 2016. Of those options, 24,700 were considered dilutive for the three month period based on the market price exceeding the strike price.

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

		March 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$18,853	$-	$18,853
Obligations of states and political subdivisions	-	97,001	-	97,001
Mortgage-backed securities in government- sponsored entities		23,813		23,813
Private-label mortgage-backed securities	-	2,079	-	2,079
Total debt securities	-	141,746	-	141,746
Equity securities in financial institutions	5	809	-	814
Total	$5	$142,555	$-	$142,560

		December 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$21,629	$-	$21,629
Obligations of states and political subdivisions	-	97,290	-	97,290
Mortgage-backed securities in government- sponsored entities	-	24,524	-	24,524
Private-label mortgage-backed securities	-	2,263	-	2,263
Total debt securities	-	145,706	-	145,706
Equity securities in financial institutions	5	809	-	814
Total	$5	$146,515	$-	$146,520

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of March 31, 2016 or December 31, 2015.

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

		March 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$14,836	$14,836
Other real estate owned	-	-	1,447	1,447

		December 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$12,848	$12,848
Other real estate owned	-	-	1,412	1,412

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2016
Impaired loans	$10,350	Discounted cash flow	Discount rate	3.1%	to	7.9%	(4.9%)
	4,486	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	66.4%	(38.2%)
Other real estate owned	$1,447	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	10.0%	(7.2%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$6,867	Discounted cash flow	Discount rate	3.1%	to	7.9%	(5.0%)
	5,981	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	87.1%	(23.3%)
Other real estate owned	$1,412	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%	(7.3%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2016
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$30,220	$30,220	$-	$-	$30,220
Investment securities
Available for sale	142,560	5	142,555	-	142,560
Loans held for sale	176	-	176	-	176
Net loans	523,999	-	-	531,917	531,917
Bank-owned life insurance	13,240	13,240	-	-	13,240
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,650	2,650	-	-	2,650

Financial liabilities:
Deposits	$631,406	$442,970	$-	$180,127	$623,097
Short-term borrowings	26,124	26,124	-	-	26,124
Other borrowings	9,875	-	-	12,606	12,606
Accrued interest payable	389	389	-	-	389

	December 31, 2015
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$23,750	$23,750	$-	$-	$23,750
Investment securities
Available for sale	146,520	5	146,515	-	146,520
Loans held for sale	1,107	-	1,107	-	1,107
Net loans	527,325	-	-	534,021	534,021
Bank-owned life insurance	13,141	13,141	-	-	13,141
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,387	2,387	-	-	2,387

Financial liabilities:
Deposits	$624,447	$433,226	$-	$191,747	$624,973
Short-term borrowings	35,825	35,825	-	-	35,825
Other borrowings	9,939	-		10,063	10,063
Accrued interest payable	395	395	-	-	395

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

Loans Held for Sale

Loans held for sale are carried at lower of cost or fair value. The fair value of loans held for sale is based on secondary market pricing on portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2016 and 2015, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2015	$2,395
Other comprehensive income before reclassification	360
Amount reclassified from accumulated other comprehensive income	(34)
Period change	326
Balance at March 31, 2016	$2,721

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2014	$2,548
Other comprehensive income before reclassification	562
Amount reclassified from accumulated other comprehensive income	(16)
Period change	546
Balance at March 31, 2015	3,094

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015, respectively:

	Amount Reclassified from		Affected Line Item in
	Accumulated Other Comprehensive Income (a)		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	March 31, 2016	March 31, 2015	Presented
Unrealized gains on available-for-sale securities
	$51	$24	Investment securities gains, net
	(17)	(8)	Income taxes
	$34	$16	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$18,616	$313	$(76)	$18,853
Obligations of states and political subdivisions:
Taxable	1,989	187	(1)	2,175
Tax-exempt	91,605	3,394	(173)	94,826
Mortgage-backed securities in government-sponsored entities	23,550	380	(117)	23,813
Private-label mortgage-backed securities	1,927	153	(1)	2,079
Total debt securities	137,687	4,427	(368)	141,746
Equity securities in financial institutions	750	64	-	814
Total	$138,437	$4,491	$(368)	$142,560

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$21,655	$245	$(271)	$21,629
Obligations of states and political subdivisions:
Taxable	1,989	134	-	2,123
Tax-exempt	91,940	3,402	(175)	95,167
Mortgage-backed securities in government-sponsored entities	24,480	316	(272)	24,524
Private-label mortgage-backed securities	2,079	184	-	2,263
Total debt securities	142,143	4,281	(718)	145,706
Equity securities in financial institutions	750	64	-	814
Total	$142,893	$4,345	$(718)	$146,520

The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,224	$1,237
Due after one year through five years	11,171	11,380
Due after five years through ten years	18,523	19,327
Due after ten years	106,769	109,802

Total	$137,687	$141,746

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three months ended March 31 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Proceeds from sales	$1,322	$1,590
Gross realized gains	51	48
Gross realized losses	-	(24)

Investment securities with an approximate carrying value of $63.0 million and $68.8 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$4,565	$(9)	$7,612	$(67)	$12,177	$(76)
Obligations of states and political subdivisions	8,999	(122)	1,426	(52)	10,425	(174)
Mortgage-backed securities in government-sponsored entities	4,000	(7)	6,675	(110)	10,675	(117)
Private-label mortgage-backed securities	109	(1)	-	-	109	(1)
Total	$17,673	$(139)	$15,713	$(229)	$33,386	$(368)

	December 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,818	$(57)	$10,872	$(214)	$14,690	$(271)
Obligations of states and political subdivisions
Tax-exempt	1,268	(9)	9,394	(166)	10,662	(175)
Mortgage-backed securities in government-sponsored entities	8,725	(86)	6,685	(186)	15,410	(272)
Total	$13,811	$(152)	$26,951	$(566)	$40,762	$(718)

There were 38 securities considered temporarily impaired at March 31, 2016.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 98% of the total available-for-sale portfolio as of March 31, 2016 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2016 and 2015, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2016 or December 31, 2015 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2016	2015

Commercial and industrial	$47,436	$42,536
Real estate - construction	21,005	22,137
Real estate - mortgage:
Residential	238,489	232,478
Commercial	218,363	231,701
Consumer installment	5,063	4,858
	530,356	533,710
Less: Allowance for loan and lease losses	6,357	6,385

Net loans	$523,999	$527,325

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
March 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$865	$1,453	$4,085	$9,239	$5	$15,647
Collectively evaluated for impairment	46,571	19,552	234,404	209,124	5,058	514,709
Total loans	$47,436	$21,005	$238,489	$218,363	$5,063	$530,356

			Real estate- Mortgage
December 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,808	$1,787	$3,881	$6,199	$6	$13,681
Collectively evaluated for impairment	40,728	20,350	228,597	225,502	4,852	520,029
Total loans	$42,536	$22,137	$232,478	$231,701	$4,858	$533,710

			Real Estate- Mortgage
March 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$323	$118	$269	$101	$-	$811
Collectively evaluated for impairment	260	129	2,447	2,682	28	5,546
Total ending allowance balance	$583	$247	$2,716	$2,783	$28	$6,357

			Real Estate- Mortgage
December 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$388	$130	$276	$39	$-	$833
Collectively evaluated for impairment	479	146	2,863	2,039	25	5,552
Total ending allowance balance	$867	$276	$3,139	$2,078	$25	$6,385

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance.  The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate (“CRE”), and Consumer Installment Loans.  The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

The decrease in C&I collectively evaluated loans during the three month period ended March 31, 2016 is due primarily to reclassification of loans to CRE in the first quarter of 2016. The impact on CRE collective evaluation, outside of reclassification, as well as residential real estate, is due to updates to the qualitative factors in the ALLL calculation. These factors were increased based on economic conditions, loan volume, and external factors.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2016
Impaired Loans

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$477	$477	$-
Real estate - construction	1,335	1,330	-
Real estate - mortgage:
Residential	2,928	2,926	-
Commercial	2,319	2,315	-
Consumer installment	5	5	-
Total	$7,064	$7,053	$-

With an allowance recorded:
Commercial and industrial	$388	$388	$323
Real estate - construction	118	118	118
Real estate - mortgage:
Residential	1,157	1,155	269
Commercial	6,920	6,906	101
Total	$8,583	$8,567	$811

Total:
Commercial and industrial	$865	$865	$323
Real estate - construction	1,453	1,448	118
Real estate - mortgage:
Residential	4,085	4,081	269
Commercial	9,239	9,221	101
Consumer installment	5	5	-
Total	$15,647	$15,620	$811

December 31, 2015
Impaired Loans

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,027	$1,025	$-
Real estate - construction	1,657	1,651	-
Real estate - mortgage:
Residential	2,445	2,443	-
Commercial	2,337	2,335	-
Total	$7,466	$7,454	$-

With an allowance recorded:
Commercial and industrial	$781	$781	$388
Real estate - construction	130	130	130
Real estate - mortgage:
Residential	1,436	1,436	276
Commercial	3,862	3,846	39
Consumer installment	6	6	-
Total	$6,215	$6,199	$833

Total:
Commercial and industrial	$1,808	$1,806	$388
Real estate - construction	1,787	1,781	130
Real estate - mortgage:
Residential	3,881	3,879	276
Commercial	6,199	6,181	39
Consumer installment	6	6	-
Total	$13,681	$13,653	$833

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2016

	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$1,337	$13
Real estate - construction	1,620	25
Real estate - mortgage:
Residential	3,983	36
Commercial	7,719	123
Consumer installment	6	-
	$14,665	$197

	For the Three Months Ended March 31, 2015

	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$1,227	$14
Real estate - construction	2,882	20
Real estate - mortgage:
Residential	4,833	38
Commercial	4,266	39
Consumer installment	6	-
	$13,214	$111

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
March 31, 2016

Commercial and industrial	$45,742	$485	$1,209	$-	$47,436
Real estate - construction	20,886	-	-	119	21,005
Real estate - mortgage:
Residential	231,785	493	6,211	-	238,489
Commercial	208,808	1,223	8,332	-	218,363
Consumer installment	5,060	-	3	-	5,063
Total	$512,281	$2,201	$15,755	$119	$530,356

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2015

Commercial and industrial	$40,560	$242	$1,734	$-	$42,536
Real estate - construction	22,007	-	-	130	22,137
Real estate - mortgage:
Residential	225,945	728	5,805	-	232,478
Commercial	219,331	4,327	8,043	-	231,701
Consumer installment	4,854	-	4	-	4,858
Total	$512,697	$5,297	$15,586	$130	$533,710

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
March 31, 2016

Commercial and industrial	$47,080	$2	$9	$345	$356	$47,436
Real estate - construction	21,005	-	-	-	-	21,005
Real estate - mortgage:
Residential	236,114	1,261	91	1,023	2,375	238,489
Commercial	217,625	21	112	605	738	218,363
Consumer installment	5,063	-	-	-	-	5,063
Total	$526,887	$1,284	$212	$1,973	$3,469	$530,356

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2015

Commercial and industrial	$41,544	$225	$26	$741	$992	$42,536
Real estate - construction	22,137	-	-	-	-	22,137
Real estate - mortgage:
Residential	229,725	1,482	92	1,179	2,753	232,478
Commercial	230,903	189	-	609	798	231,701
Consumer installment	4,837	16	3	2	21	4,858
Total	$529,146	$1,912	$121	$2,531	$4,564	$533,710

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

March 31, 2016		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$1,058	$-
Real estate - construction	118	-
Real estate - mortgage:
Residential	4,435	67
Commercial	1,922	-
Consumer installment	1	-
Total	$7,534	$67

December 31, 2015	December 31, 2015	90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$1,450	$-
Real estate - construction	130	-
Real estate - mortgage:
Residential	4,122	-
Commercial	1,842	-
Consumer installment	1	2
Total	$7,545	$2

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2015	$867	$276	$3,139	$2,078	$25	$6,385
Charge-offs	(120)	-	(42)	-	(15)	(177)
Recoveries	37	-	4	-	3	44
Provision	(201)	(29)	(385)	705	15	105
ALLL balance at March 31, 2016	$583	$247	$2,716	$2,783	$28	$6,357

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2014	$642	$868	$3,703	$1,576	$57	$6,846
Charge-offs	(100)	(385)	(191)	-	(3)	(679)
Recoveries	162	-	12	-	1	175
Provision	(211)	11	(65)	382	(12)	105
ALLL balance at March 31, 2015	$493	$494	$3,459	$1,958	$43	$6,447

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	March 31, 2016
				Pre-Modification	Post-Modification
	Number of Contracts			Outstanding	Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$33	$33
Residential real estate	2	-	2	74	74
Commercial real estate	2	-	2	581	581

	For the Three Months Ended
	March 31, 2015
				Pre-Modification	Post-Modification
	Number of Contracts			Outstanding	Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$48	$48
Residential real estate	1	-	1	175	195

No TDRs, modified in the twelve months prior to March 31, 2016 and March 31, 2015, subsequently defaulted in the three months ended March 31, 2016 and March 31, 2015.

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. At March 31, 2016 and December 31, 2015, there was $1.4 million of OREO. As of March 31, 2016, the Company has initiated formal foreclosure proceedings on $2.0 million of real estate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2016 quarter at $732.9 million, a decrease of $2.3 million or 0.3% from December 31, 2015. For the same time period, cash and cash equivalents increased $6.5 million, or 27.2% while net loans decreased $3.3 million, or 0.6%. Total liabilities decreased $3.7 million, or 0.6% while stockholders’ equity increased $1.5 million, or 2.3%.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $6.5 million at March 31, 2016 from $23.8 million at December 31, 2015. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on March 31, 2016 totaled $142.6 million, a decrease of $4.0 million or 2.7% from $146.5 million at December 31, 2015. During this period the Company recorded repayments, calls, and maturities of $4.8 million. Sales of securities were $1.3 million with a net realized gain of $51,000. Securities purchases were $1.7 million during this period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable decreased $3.3 million or 0.6% to $524.0 million as of March 31, 2016 from $527.3 million at December 31, 2015. Included in this amount were increases in the residential real estate and commercial and industrial portfolios of $6.0 million, or 2.6% and $4.9 million, or 11.5%, respectively. The commercial real estate and construction portfolios decreased by $13.3 million and $1.1 million, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on March 31, 2016 totaled $0.2 million, a decrease of $0.9 million, or 84.1%, from December 31, 2015. This decrease is the result of fewer funded loans being held in the warehouse at quarter end.

Allowance for loan and lease losses and Asset Quality. The Company maintained the allowance for loan and lease losses at $6.4 million, or 1.2% of total loans, at March 31, 2016. For the three months ended March 31, 2016, net loan charge-offs totaled $133,000, or 0.10% of average loans, compared to net charge-offs of $504,000, or 0.43%, for the same period in 2015. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $105,000 in the three month periods ending March 31, 2016 and 2015.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to test management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2016. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 33 TDRs with a total balance of $3.3 million as of March 31, 2016. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.3 million as of March 31, 2016, an increase of $1.0 million from $8.3 million at December 31, 2015.

	Asset Quality History

(Dollar amounts in thousands)	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015

Nonperforming loans	$10,508	$10,263	$8,921	$7,777	$8,262
Real estate owned	1,447	1,412	2,006	2,308	2,203

Nonperforming assets	$11,955	$11,675	$10,927	$10,085	$10,465

Allowance for loan and lease losses	6,357	6,385	6,320	6,346	6,447

Ratios
Nonperforming loans to total loans	1.98%	1.92%	1.75%	1.58%	1.74%
Nonperforming assets to total assets	1.63%	1.59%	1.54%	1.43%	1.50%
Allowance for loan and lease losses to total loans	1.20%	1.20%	1.24%	1.29%	1.35%
Allowance for loan and lease losses to nonperforming loans	60.50%	62.21%	70.84%	81.60%	78.03%

The increase in nonperforming loans is due to an effort to be more aggressive in moving accounts to nonaccrual. Specifically, five loans averaging $0.4 million were added. These loans were either charged down to a reliable carrying amount or specific reserves were taken. Total ALLL is sufficient to absorb any expected losses.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2016, 88.6% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $631.4 million or 94.6% of the Company’s total funding sources at March 31, 2016. Total deposits increased $7.0 million or 1.1% at March 31, 2016 from $624.4 million at December 31, 2015. The increase in deposits is primarily related to the increase in interest-bearing demand and money market accounts of $9.9 million or 17.2%, and $3.3 million or 4.2%, respectively, at March 31, 2016. These increases were partially offset by decreases in time, savings, and noninterest-bearing demand accounts of $2.8 million, $2.4 million, and $1.0 million, respectively.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $9.7 million, or 27.1%, to $26.1 million as of March 31, 2016.

Stockholders’ equity. Stockholders’ equity increased $1.5 million, or 2.3%, to $63.8 million at March 31, 2016 from $62.3 million at December 31, 2015. This growth was the result of increases in retained earnings and accumulated other comprehensive income (“AOCI”) of $1.0 million and $0.3 million, respectively. The change to AOCI is due to available-for-sale securities fair value adjustments and the change in retained earnings is due to the year to date net income offset by dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2016, was $1.5 million, a $141,000, or 8.7% decrease from the amount earned during the same period in 2015. Diluted earnings per share for the quarter was unchanged from the same period in 2015 at $0.79.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.81% and 9.34%, respectively, compared with 0.96% and 10.23% for the same period in 2015.

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

Net interest income for the three months ended March 31, 2016 totaled $6.3 million, an increase of 2.8% from that reported in the comparable period of 2015. The net interest margin was 3.87% for the first quarter of 2015, down from the 4.02% reported for the same quarter of 2015. The decrease is attributable to lower interest-earning asset yields, which decreased 10 basis points to 4.46%, on average interest-earning assets that increased by $37.7 million, or 5.7%. The decrease is also the result of a 5 basis point increase to 0.75% in the cost of interest-bearing liabilities on average interest-earning assets that increased by $39.6 million, or 7.7%.

Interest income. Interest income increased $313,000, or 4.4%, for the three months ended March 31, 2016, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest earned on taxable investment securities.

Interest earned on loans receivable increased $330,000, or 5.6%, for the three months ended March 31, 2016, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $58.6 million, partially offset by a 10 basis point decrease in the average yield, to 4.46%.

Interest earned on securities was unchanged for the three months ended March 31, 2016 when compared to the same period in the prior year. The average balance decreased $6.3 million, or 4.2% while the 4.23% yield on the investment portfolio was an increase of 12 basis points, from 4.11%, for the same period in the prior year.

Interest expense. Interest expense increased $142,000, or 16.1%, for the three months ended March 31, 2016, compared to the same period in the prior year. The increase is attributable to average balance increases to borrowings, time deposits, and money market deposits of $23.3 million, or 116.2%, $9.5 million, or 5.2%, and $4.1 million, or 5.4%, respectively. The increase was also the result of a 5 basis point increase in the cost of interest-bearing liabilities from the same period in 2015.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $105,000 was recorded for the quarter ended March 31, 2016 unchanged from the quarter ended March 31, 2015. Nonperforming loans were $10.5 million, or 2.0% of total loans at March 31, 2016 compared with $8.3 million, or 1.7% at March 31, 2015. For the three months ended March 31, 2016, net loan charge-offs totaled $133,000, or 0.10% of average loans, compared to net charge-offs of $504,000, or 0.43%, for the first quarter of 2015.

Noninterest income. Noninterest income increased $113,000 for the three months ended March 31, 2016 over the comparable 2015 period. This increase was largely the result of increases in gain on sale of loans, earnings on bank-owned life insurance, and net investment security gains of $34,000, $30,000, and $27,000, respectively.

Noninterest expense. Noninterest expense of $5.3 million for the first quarter of 2016 was 11.0% or $527,000 more than the first quarter of 2015. Salaries and benefits and other expense increased $420,000, or 17.8%, and $78,000, or 20.7%, respectively. The salary increase is mostly due to an additional pay cycle in the first three months of 2016.

Provision for income taxes. The Company recognized $302,000 in income tax expense, which reflected an effective tax rate of 16.9% for the three months ended March 31, 2016, as compared to $404,000 with an effective tax rate of 19.9% for the comparable 2015 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2016, have remained unchanged from December 31, 2015.

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

	For the Three Months Ended March 31,
	2016			2015

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$531,196	$6,173	4.67%	$472,569	$5,843	5.01%
Investment securities (3)	146,245	1,130	4.23%	152,584	1,154	4.11%
Interest-bearing deposits with other banks	21,134	45	0.86%	35,702	38	0.43%
Total interest-earning assets	698,575	7,348	4.46%	660,855	7,035	4.56%
Noninterest-earning assets	36,695			24,338
Total assets	$735,270			$685,193
Interest-bearing liabilities:
Interest-bearing demand deposits	$59,931	$42	0.28%	$57,931	$44	0.31%
Money market deposits	79,964	83	0.42%	75,853	75	0.40%
Savings deposits	178,827	128	0.29%	178,044	137	0.31%
Certificates of deposit	191,016	602	1.27%	181,558	575	1.28%
Borrowings	43,331	170	1.58%	20,038	52	1.05%
Total interest-bearing liabilities	553,069	1,025	0.75%	513,424	883	0.70%
Noninterest-bearing liabilities
Other liabilities	118,313			107,227
Stockholders' equity	63,888			64,542
Total liabilities and stockholders' equity	$735,270			$685,193
Net interest income		$6,323			$6,152
Interest rate spread (1)			3.72%			3.86%
Net interest margin (2)			3.87%			4.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.31%			128.72%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $407 and $391 for the three months ended March 31, 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2016 and 2015, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2016 versus 2015

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$730	$(400)	$330
Investment securities	(65)	41	(24)
Interest-bearing deposits with other banks	(16)	23	7
Total interest-earning assets	649	(336)	313

Interest-bearing liabilities:
Interest-bearing demand deposits	2	(4)	(2)
Money market deposits	4	4	8
Savings deposits	1	(10)	(9)
Certificates of deposit	30	(3)	27
Borrowings	61	57	118
Total interest-bearing liabilities	98	44	142

Net interest income	$551	$(380)	$171

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

For the three months ended March 31, 2016, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. In order to avoid limitations on capital distributions, including dividend payments, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2016 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

The Bank met each of the well-capitalized ratio guidelines at March 31, 2016. The following table indicates the capital ratios for the Bank and Company at March 31, 2016 and December 31, 2015.

	As of March 31, 2016
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.19%	12.21%	12.21%	13.38%
Middlefield Banc Corp.	8.73%	11.80%	11.80%	12.96%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2015
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.23%	12.52%	12.52%	13.73%
Middlefield Banc Corp.	8.69%	12.00%	12.00%	13.20%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

Interest Rate Sensitivity Simulation Analysis

The Company engages an external consultant to facilitate income simulation modeling on a quarterly basis. This modeling measures interest rate risk and sensitivity. The Asset and Liability Management Committee of the Company believes the various rate scenarios of the simulation modeling enables the Company to more accurately evaluate and manage the exposure of interest rate fluctuations on net interest income, the yield curve, various loan and mortgage-backed security prepayments, and deposit decay assumptions.

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2016 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2016 levels for net interest income, and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2016 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(2.41)%	(1.82)%

Portfolio equity - increase (decrease)	6.10%	(21.40)%

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1a.	There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2016

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.0	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1

Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	Director Retirement Agreement with George F. Hasman	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2016 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 9, 2016

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s From 8-K Current Report filed on March 4, 2016

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: May 11, 2016	By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: May 11, 2016	By:	/s/Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer