Form 10-Q
period 2016-06-30
MIDDLEFIELD BANC CORP
filed 2016-08-10
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Class: Common Stock, without par value
Outstanding at August 10, 2016: 2,247,011

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$21,127	$22,421
Federal funds sold	1,000	1,329
Cash and cash equivalents	22,127	23,750
Investment securities available for sale, at fair value	129,295	146,520
Loans held for sale	496	1,107
Loans	579,716	533,710
Less allowance for loan and lease losses	6,366	6,385
Net loans	573,350	527,325
Premises and equipment, net	9,727	9,772
Goodwill	4,559	4,559
Core deposit intangibles	56	76
Bank-owned life insurance	13,337	13,141
Other real estate owned	1,142	1,412
Accrued interest and other assets	6,019	7,477

TOTAL ASSETS	760,108	735,139

LIABILITIES
Deposits:
Noninterest-bearing demand	$126,045	$116,498
Interest-bearing demand	64,361	57,219
Money market	81,596	78,856
Savings	173,014	180,653
Time	183,024	191,221
Total deposits	628,040	624,447
Short-term borrowings	42,255	35,825
Other borrowings	9,825	9,939
Accrued interest and other liabilities	2,407	2,624
TOTAL LIABILITIES	682,527	672,835

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,633,069 and 2,263,403 shares issued; 2,246,904 and 1,877,238 shares outstanding	47,675	36,191
Retained earnings	39,545	37,236
Accumulated other comprehensive income	3,879	2,395
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	77,581	62,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$760,108	$735,139

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$6,317	$5,842	$12,490	$11,685
Interest-bearing deposits in other institutions	15	12	27	20
Federal funds sold	5	5	9	8
Investment securities:
Taxable interest	290	379	630	774
Tax-exempt interest	750	805	1,540	1,564
Dividends on stock	28	23	57	50
Total interest income	7,405	7,066	14,753	14,101

INTEREST EXPENSE
Deposits	889	874	1,744	1,705
Short-term borrowings	115	33	235	70
Other borrowings	20	23	37	46
Trust preferred securities	42	60	75	52
Total interest expense	1,066	990	2,091	1,873

NET INTEREST INCOME	6,339	6,076	12,662	12,228

Provision for loan losses	105	-	210	105

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,234	6,076	12,452	12,123

NONINTEREST INCOME
Service charges on deposit accounts	491	470	938	911
Investment securities gains, net	252	22	303	46
Earnings on bank-owned life insurance	97	92	196	161
Gain on sale of loans	106	120	193	173
Other income	227	258	452	467
Total noninterest income	1,173	962	2,082	1,758

NONINTEREST EXPENSE
Salaries and employee benefits	2,283	2,560	5,063	4,920
Occupancy expense	292	291	627	640
Equipment expense	210	241	479	457
Data processing costs	322	261	594	511
Ohio state franchise tax	162	75	262	150
Federal deposit insurance expense	132	120	264	232
Professional fees	218	277	510	596
Loss (gain) on other real estate owned	56	(40)	68	48
Advertising expense	203	195	398	391
Other real estate expense	85	268	131	333
Directors fees	121	127	228	245
Core deposit intangible amortization	10	10	20	20
Appraiser fees	119	-	220	-
ATM fees	98	88	194	172
Other expense	604	744	1,195	1,313
Total noninterest expense	4,915	5,217	10,253	10,028

Income before income taxes	2,492	1,821	4,281	3,853
Income taxes	566	316	868	720

NET INCOME	$1,926	$1,505	$3,413	$3,133

EARNINGS PER SHARE
Basic	$0.94	$0.73	$1.74	$1.52
Diluted	0.94	0.73	1.73	1.52

DIVIDENDS DECLARED PER SHARE	$0.27	$0.27	$0.54	$0.53

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$1,926	$1,505	$3,413	$3,133

Other comprehensive income:
Net unrealized holding gain (loss) on available-for-sale securities	2,006	(2,966)	2,553	(2,115)
Tax effect	(681)	1,008	(868)	719

Reclassification adjustment for investment securities gain included in net income	(252)	(22)	(303)	(46)
Tax effect	85	8	102	16

Total other comprehensive income (loss)	1,158	(1,972)	1,484	(1,426)

Comprehensive income (loss)	$3,084	$(467)	$4,897	$1,707

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2015	$36,191	$37,236	$2,395	$(13,518)	$62,304

Net income		3,413			3,413
Other comprehensive income			1,484		1,484
Common stock issuance, net of cost (361,715 shares)	11,229				11,229
Dividend reinvestment and purchase plan (7,951 shares)	255				255
Cash dividends ($0.54 per share)		(1,104)			(1,104)

Balance, June 30, 2016	$47,675	$39,545	$3,879	$(13,518)	$77,581

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$3,413	$3,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210	105
Investment securities gain, net	(303)	(46)
Depreciation and amortization	463	500
Amortization of premium and discount on investment securities	217	365
Accretion of deferred loan fees, net	(119)	(346)
Origination of loans held for sale	(8,227)	(8,026)
Proceeds from sale of loans	9,031	8,239
Gain on sale of loans	(193)	(173)
Earnings on bank-owned life insurance	(196)	(161)
Deferred income tax	265	346
Gain on sale of other real estate owned	3	56
Other real estate owned writedowns	(71)	(104)
Increase in accrued interest receivable	59	(157)
(Decrease) increase in accrued interest payable	(1)	74
Other, net	209	(477)
Net cash provided by operating activities	4,760	3,328

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	12,189	5,818
Proceeds from sale of securities	9,115	3,312
Purchases	(1,744)	(14,876)
Increase in loans, net	(46,483)	(23,206)
Proceeds from the sale of other real estate owned	557	830
Purchase of bank-owned life insurance	-	(4,000)
Purchase of premises and equipment	(306)	(394)
Net cash used for investing activities	(26,672)	(32,516)

FINANCING ACTIVITIES
Net increase in deposits	3,593	37,412
Increase (decrease) in short-term borrowings, net	6,430	(10,291)
Repayment of other borrowings	(114)	(159)
Common stock issued	11,229	-
Stock options exercised	-	6
Proceeds from dividend reinvestment and purchase plan	255	319
Cash dividends	(1,104)	(1,087)
Net cash provided by financing activities	20,289	26,200

Decrease in cash and cash equivalents	(1,623)	(2,988)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,750	25,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,127	$22,651

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,092	$1,799
Income taxes	475	200

Noncash investing transactions:
Transfers from loans to other real estate owned	$367	$638

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting. This Update did not have a significant impact on the Company’s financial statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of June 30, 2016 and 2015.

Stock option activity during the six months ended June 30 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2016	Price	2015	Price

Outstanding, January 1	31,949	$25.03	46,451	$27.90
Expired	-	-	(3,639)	37.33
Exercised	-	-	(525)	17.55

Outstanding, June 30	31,949	$25.03	42,287	$27.19

Exercisable, June 30	31,949	$25.03	42,287	$27.19

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding	2,437,302	2,248,516	2,350,822	2,245,868

Average treasury stock shares	(386,165)	(189,530)	(386,165)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,051,137	2,058,986	1,964,657	2,056,338

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	8,274	9,327	8,522	9,590

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,059,411	2,068,313	1,973,179	2,065,928

Options to purchase 31,949 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and six months ended June 30, 2016. Of those options, 24,700 were considered dilutive for the three and six month periods based on the market price exceeding the strike price.

Options to purchase 42,287 shares of common stock, at prices ranging from $17.55 to $37.48, were outstanding during the three and six months ended June 30, 2015. Of those options, 27,000 were considered dilutive for the three month period based on the market price exceeding the strike price. For the six months ended June 30, 2015, 27,250 options were considered dilutive.

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

		June 30, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$15,335	$-	$15,335
Obligations of states and political subdivisions	-	88,355	-	88,355
Mortgage-backed securities in government- sponsored entities	-	22,719	-	22,719
Private-label mortgage-backed securities	-	2,072	-	2,072
Total debt securities	-	128,481	-	128,481
Equity securities in financial institutions	5	809	-	814
Total	$5	$129,290	$-	$129,295

		December 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$21,629	$-	$21,629
Obligations of states and political subdivisions	-	97,290	-	97,290
Mortgage-backed securities in government- sponsored entities	-	24,524	-	24,524
Private-label mortgage-backed securities	-	2,263	-	2,263
Total debt securities	-	145,706	-	145,706
Equity securities in financial institutions	5	809	-	814
Total	$5	$146,515	$-	$146,520

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of June 30, 2016 or December 31, 2015.

The Company uses prices compiled by third party vendors.

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

		June 30, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$14,629	$14,629
Other real estate owned	-	-	1,142	1,142

		December 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$12,848	$12,848
Other real estate owned	-	-	1,412	1,412

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2016
Impaired loans	$10,440	Discounted cash flow	Discount rate	3.1%	to	7.9%	(5.0%)
	4,189	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	66.4%	(38.3%)

Other real estate owned	$1,142	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	10.0%	(7.3%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$6,867	Discounted cash flow	Discount rate	3.1%	to	7.9%	(5.0%)
	5,981	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	87.1%	(23.3%)

Other real estate owned	$1,412	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%	(7.3%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2016
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$22,127	$22,127	$-	$-	$22,127
Investment securities
Available for sale	129,295	5	129,290	-	129,295
Loans held for sale	496	-	496	-	496
Net loans	573,350	-	-	581,353	581,353
Bank-owned life insurance	13,337	13,337	-	-	13,337
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,328	2,328	-	-	2,328

Financial liabilities:
Deposits	$628,040	$445,016	$-	$185,613	$630,629
Short-term borrowings	42,255	42,255	-	-	42,255
Other borrowings	9,825	-	-	10,003	10,003
Accrued interest payable	394	394	-	-	394

	December 31, 2015
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$23,750	$23,750	$-	$-	$23,750
Investment securities
Available for sale	146,520	5	146,515	-	146,520
Loans held for sale	1,107	-	1,107	-	1,107
Net loans	527,325	-	-	534,021	534,021
Bank-owned life insurance	13,141	13,141	-	-	13,141
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,387	2,387	-	-	2,387

Financial liabilities:
Deposits	$624,447	$433,226	$-	$191,747	$624,973
Short-term borrowings	35,825	35,825	-	-	35,825
Other borrowings	9,939	-		10,063	10,063
Accrued interest payable	395	395	-	-	395

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the six months ended June 30, 2016 and 2015, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2015	$2,395
Other comprehensive income before reclassification	360
Amount reclassified from accumulated other comprehensive income	(34)
Period change	326
Balance at March 31, 2016	$2,721

Other comprehensive income before reclassification	1,325
Amount reclassified from accumulated other comprehensive income	(167)
Period change	1,158
Balance at June 30, 2016	$3,879

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2014	$2,548
Other comprehensive income before reclassification	562
Amount reclassified from accumulated other comprehensive income	(16)
Period change	546
Balance at March 31, 2015	3,094

Other comprehensive loss before reclassification	(1,958)
Amount reclassified from accumulated other comprehensive income	(14)
Period change	(1,972)
Balance at June 30, 2015	$1,122

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the six months ended June 30, 2016 and 2015, respectively:

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (a) For the Three Months Ended		Affected Line Item in the Statement
Details about other comprehensive income	June 30, 2016	June 30, 2015	Where Net Income is Presented
Unrealized gains on available-for-sale securities	$252	$22	Investment securities gains, net
	(86)	(8)	Income taxes
	$166	$14	Net of tax

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (a) For the Six Months Ended		Affected Line Item in the Statement
Details about other comprehensive income	June 30, 2016	June 30, 2015	Where Net Income is Presented
Unrealized gains on available-for-sale securities	$303	$46	Investment securities gains, net
	(103)	(16)	Income taxes
	$200	$30	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$14,967	$378	$(10)	$15,335
Obligations of states and political subdivisions:
Taxable	1,618	186	-	1,804
Tax-exempt	81,895	4,656	-	86,551
Mortgage-backed securities in government-sponsored entities	22,261	508	(50)	22,719
Private-label mortgage-backed securities	1,927	146	(1)	2,072
Total debt securities	122,668	5,874	(61)	128,481
Equity securities in financial institutions	750	64	-	814
Total	$123,418	$5,938	$(61)	$129,295

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$21,655	$245	$(271)	$21,629
Obligations of states and political subdivisions:
Taxable	1,989	134	-	2,123
Tax-exempt	91,940	3,402	(175)	95,167
Mortgage-backed securities in government-sponsored entities	24,480	316	(272)	24,524
Private-label mortgage-backed securities	2,079	184	-	2,263
Total debt securities	142,143	4,281	(718)	145,706
Equity securities in financial institutions	750	64	-	814
Total	$142,893	$4,345	$(718)	$146,520

The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,965	$2,010
Due after one year through five years	8,452	8,670
Due after five years through ten years	15,563	16,323
Due after ten years	96,688	101,478

Total	$122,668	$128,481

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the six months ended June 30 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$7,793	$1,721	$9,115	$3,312
Gross realized gains	255	92	306	140
Gross realized losses	(3)	(70)	(3)	(94)

Investment securities with an approximate carrying value of $58.0 million and $68.8 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$1,469	$(10)	$1,469	$(10)
Mortgage-backed securities in government-sponsored entities	-	-	6,309	(50)	6,309	(50)
Private-label mortgage-backed securities	94	(1)	-	-	94	(1)
Total	$94	$(1)	$7,778	$(60)	$7,872	$(61)

	December 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,818	$(57)	$10,872	$(214)	$14,690	$(271)
Obligations of states and political subdivisions Tax-exempt	1,268	(9)	9,394	(166)	10,662	(175)
Mortgage-backed securities in government-sponsored entities	8,725	(86)	6,685	(186)	15,410	(272)
Total	$13,811	$(152)	$26,951	$(566)	$40,762	$(718)

There were 8 securities considered temporarily impaired at June 30, 2016.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 98% of the total available-for-sale portfolio as of June 30, 2016 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2016 and 2015, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2016 or December 31, 2015 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2016	2015

Commercial and industrial	$60,451	$42,536
Real estate - construction	16,039	22,137
Real estate - mortgage:
Residential	251,553	232,478
Commercial	247,176	231,701
Consumer installment	4,497	4,858
	579,716	533,710
Less: Allowance for loan and lease losses	6,366	6,385

Net loans	$573,350	$527,325

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
June 30, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$883	$1,116	$3,539	$9,411	$5	$14,954
Collectively evaluated for impairment	59,568	14,923	248,014	237,765	4,492	564,762
Total loans	$60,451	$16,039	$251,553	$247,176	$4,497	$579,716

			Real estate- Mortgage
December 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,808	$1,787	$3,881	$6,199	$6	$13,681
Collectively evaluated for impairment	40,728	20,350	228,597	225,502	4,852	520,029
Total loans	$42,536	$22,137	$232,478	$231,701	$4,858	$533,710

			Real Estate- Mortgage
June 30, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$149	$34	$30	$112	$-	$325
Collectively evaluated for impairment	335	125	2,758	2,797	26	6,041
Total ending allowance balance	$484	$159	$2,788	$2,909	$26	$6,366

			Real Estate- Mortgage
December 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$388	$130	$276	$39	$-	$833
Collectively evaluated for impairment	479	146	2,863	2,039	25	5,552
Total ending allowance balance	$867	$276	$3,139	$2,078	$25	$6,385

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

The decrease in C&I collectively evaluated loans during the six month period ended June 30, 2016 is due primarily to reclassification of loans to CRE in the first quarter of 2016. The impact on CRE collective evaluation, outside of reclassification, as well as residential real estate, is due to updates to the qualitative factors in the ALLL calculation. These factors were increased based on economic conditions, loan volume, and external factors.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2016
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$601	$600	$-
Real estate - construction	1,082	1,079	-
Real estate - mortgage:
Residential	2,881	2,878	-
Commercial	2,255	2,249	-
Consumer installment	5	5	-
Total	$6,824	$6,811	$-

With an allowance recorded:
Commercial and industrial	$282	$282	$149
Real estate - construction	34	34	34
Real estate - mortgage:
Residential	658	657	30
Commercial	7,156	7,141	112
Total	$8,130	$8,114	$325

Total:
Commercial and industrial	$883	$882	$149
Real estate - construction	1,116	1,113	34
Real estate - mortgage:
Residential	3,539	3,535	30
Commercial	9,411	9,390	112
Consumer installment	5	5	-
Total	$14,954	$14,925	$325

December 31, 2015
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,027	$1,025	$-
Real estate - construction	1,657	1,651	-
Real estate - mortgage:
Residential	2,445	2,443	-
Commercial	2,337	2,335	-
Total	$7,466	$7,454	$-

With an allowance recorded:
Commercial and industrial	$781	$781	$388
Real estate - construction	130	130	130
Real estate - mortgage:
Residential	1,436	1,436	276
Commercial	3,862	3,846	39
Consumer installment	6	6	-
Total	$6,215	$6,199	$833

Total:
Commercial and industrial	$1,808	$1,806	$388
Real estate - construction	1,787	1,781	130
Real estate - mortgage:
Residential	3,881	3,879	276
Commercial	6,199	6,181	39
Consumer installment	6	6	-
Total	$13,681	$13,653	$833

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Total:
Commercial and industrial	$1,110	$12	$1,343	$25
Real estate - construction	1,368	24	1,508	49
Real estate - mortgage:
Residential	3,761	37	3,801	73
Commercial	8,565	125	7,776	248
Consumer installment	6	-	6	-
	$14,810	$198	$14,433	$395

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Total:
Commercial and industrial	$1,357	$20	$1,369	$34
Real estate - construction	2,806	80	2,969	100
Real estate - mortgage:
Residential	4,465	38	4,704	76
Commercial	6,471	182	5,810	221
Consumer installment	6	-	6	-
	$15,104	$320	$14,858	$431

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
June 30, 2016

Commercial and industrial	$58,864	$475	$1,112	$-	$60,451
Real estate - construction	16,005	-	-	34	16,039
Real estate - mortgage:
Residential	245,314	515	5,724	-	251,553
Commercial	237,301	3,848	6,027	-	247,176
Consumer installment	4,495	-	2	-	4,497
Total	$561,979	$4,838	$12,865	$34	$579,716

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2015

Commercial and industrial	$40,560	$242	$1,734	$-	$42,536
Real estate - construction	22,007	-	-	130	22,137
Real estate - mortgage:
Residential	225,945	728	5,805	-	232,478
Commercial	219,331	4,327	8,043	-	231,701
Consumer installment	4,854	-	4	-	4,858
Total	$512,697	$5,297	$15,586	$130	$533,710

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
June 30, 2016

Commercial and industrial	$60,109	$35	$-	$307	$342	$60,451
Real estate - construction	16,039	-	-	-	-	16,039
Real estate - mortgage:
Residential	249,332	1,620	99	502	2,221	251,553
Commercial	246,141	163	178	694	1,035	247,176
Consumer installment	4,476	21	-	-	21	4,497
Total	$576,097	$1,839	$277	$1,503	$3,619	$579,716

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2015

Commercial and industrial	$41,544	$225	$26	$741	$992	$42,536
Real estate - construction	22,137	-	-	-	-	22,137
Real estate - mortgage:
Residential	229,725	1,482	92	1,179	2,753	232,478
Commercial	230,903	189	-	609	798	231,701
Consumer installment	4,837	16	3	2	21	4,858
Total	$529,146	$1,912	$121	$2,531	$4,564	$533,710

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

	June 30, 2016	90+ Days Past Due and Accruing
	Nonaccrual

Commercial and industrial	$965	$-
Real estate - construction	34	-
Real estate - mortgage:
Residential	3,949	-
Commercial	1,714	-
Total	$6,662	$-

	December 31, 2015	90+ Days Past Due and Accruing
	Nonaccrual

Commercial and industrial	$1,450	$-
Real estate - construction	130	-
Real estate - mortgage:
Residential	4,122	-
Commercial	1,842	-
Consumer installment	1	2
Total	$7,545	$2

For the period ending June 30, 2016, there were no loans 90 days or more past due and still accruing. For the period ending December 31, 2015, there were $2,000 of consumer installment loans that were 90 days or more past due and still accruing.

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2015	$867	$276	$3,139	$2,078	$25	$6,385
Charge-offs	(123)	-	(244)	(70)	(15)	(452)
Recoveries	47	-	31	140	5	223
Provision	(307)	(117)	(138)	761	11	210
ALLL balance at June 30, 2016	$484	$159	$2,788	$2,909	$26	$6,366

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2014	$642	$868	$3,703	$1,576	$57	$6,846
Charge-offs	(96)	(385)	(300)	(87)	(11)	(879)
Recoveries	181	-	77	-	16	274
Provision	(117)	(120)	(133)	489	(14)	105
ALLL balance at June 30, 2015	$610	$363	$3,347	$1,978	$48	$6,346

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2016	$583	$247	$2,716	$2,783	$28	$6,357
Charge-offs	(3)	-	(202)	(70)	-	(275)
Recoveries	9	-	28	140	2	179
Provision	(105)	(88)	246	56	(4)	105
ALLL balance at June 30, 2016	$484	$159	$2,788	$2,909	$26	$6,366

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2015	$493	$494	$3,459	$1,958	$43	$6,447
Charge-offs	-	-	(109)	(87)	(3)	(199)
Recoveries	21	-	65	-	12	98
Provision	96	(131)	(68)	107	(4)	-
ALLL balance at June 30, 2015	$610	$363	$3,347	$1,978	$48	$6,346

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	June 30, 2016
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$3	$3
Residential real estate	1	-	1	58	58
Commercial real estate	1	-	1	311	311

	For the Six Months Ended
	June 30, 2016
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$169	$169
Residential real estate	1	-	1	58	58
Commercial real estate	1	-	1	311	311

	For the Three Months Ended
	June 30, 2015
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	-	1	1	$64	$64
Real estate construction	1	-	1	181	181
Residential real estate	1	-	1	59	59

	For the Six Months Ended
	June 30, 2015
	Number of Contracts			Pre-Modification Outstanding	Post-Modification Outstanding
	Term			Recorded	Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	1	2	$111	$111
Real estate construction	1	-	1	181	181
Residential real estate	1	1	2	235	254

The following table summarizes subsequent defaults of troubled debt restructurings (in thousands):

	For the Three and Six Months Ended
	June 30, 2015
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	$48
Real estate construction	1	14

One contract, with a recorded investment of $270,000, subsequently defaulted in the three and six months ended June 30, 2016.

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. At June 30, 2016 and December 31, 2015, there was $1.1 million of OREO. As of June 30, 2016, the Company has initiated formal foreclosure proceedings on $2.3 million of real estate.

NOTE 9 – SUBSEQUENT EVENT

On July 28, 2016 Middlefield Banc Corp. and Liberty Bank, N.A. entered into an Agreement and Plan of Reorganization. Under the agreement Liberty Bank, N.A. will merge into The Middlefield Banking Company. Of the total merger consideration payable to shareholders of Liberty Bank, N.A., the merger agreement provides that 45% will consist of Middlefield Banc Corp. common stock and the remainder will be cash, for cash of approximately $37.96 per share or Middlefield Banc Corp. common stock at a fixed ratio of 1.1934 for each share of Liberty Bank, N.A. stock exchanged for Middlefield Banc Corp. stock. Liberty Bank, N.A.’s outstanding equity-based awards will be surrendered for total cash currently estimated at approximately $1.147 million. The merger agreement also provides that Liberty Bank, N.A. will pay to its shareholders before merger closing a special dividend in an amount of approximately $3.0 million, subject to possible upward adjustment. Middlefield Banc Corp. owns 23,218 shares of Liberty Bank, N.A. stock, or approximately 2.4%. Those shares will be cancelled in the merger for no consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2016 quarter at $760.1 million, an increase of $25.0 million or 3.4% from December 31, 2015. For the same time period, cash and cash equivalents decreased $1.6 million, or 6.8% while net loans increased $46.0 million, or 8.7%. Total liabilities increased $9.7 million, or 1.4% while stockholders’ equity increased $15.3 million, or 24.5%.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents decreased $1.6 million at June 30, 2016 from $23.8 million at December 31, 2015. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on June 30, 2016 totaled $129.3 million, a decrease of $17.2 million or 11.8% from $146.5 million at December 31, 2015. During this period the Company recorded repayments, calls, and maturities of $12.2 million. Sales of securities were $9.1 million with a net realized gain of $303,000. Securities purchases were $1.7 million during this period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $46.0 million or 8.7% to $573.3 million as of June 30, 2016 from $527.3 million at December 31, 2015. Included in this amount were increases in the residential real estate, commercial and industrial, and commercial real estate portfolios of $19.1 million, or 8.2%, $17.9 million, or 42.1%, and $15.5 million, or 6.7%, respectively. The construction portfolio decreased by $6.1 million, or 27.6%.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on June 30, 2016 totaled $0.5 million, a decrease of $0.6 million, or 55.2%, from December 31, 2015. This decrease is the result of fewer funded loans being held in the warehouse at quarter end.

Allowance for loan and lease losses and Asset Quality. The Company maintained the allowance for loan and lease losses at $6.4 million, or 1.1% of total loans, at June 30, 2016. For the three months ended June 30, 2016, net loan charge-offs totaled $96,000, or 0.07% of average loans, compared to net charge-offs of $101,000, or 0.08%, for the same period in 2015. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $105,000 in the three month period ending June 30, 2016. For the six months ended June 30, 2016, net loan charge-offs totaled $229,000, or 0.08% of average loans, compared to net charge-offs of $605,000, or 0.25%, for the same period in 2015. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $210,000 in the six month period ending June 30, 2016.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to test management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2016. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 33 TDRs with a total balance of $3.1 million as of June 30, 2016. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $8.9 million as of June 30, 2016, an increase of $0.6 million from $8.3 million at December 31, 2015.

	Asset Quality History

(Dollar amounts in thousands)	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015

Nonperforming loans	$9,491	$10,508	$10,263	$8,921	$7,777
Real estate owned	1,142	1,447	1,412	2,006	2,308

Nonperforming assets	$10,633	$11,955	$11,675	$10,927	$10,085

Allowance for loan and lease losses	6,366	6,357	6,385	6,320	6,346

Ratios
Nonperforming loans to total loans	1.64%	1.98%	1.92%	1.75%	1.58%
Nonperforming assets to total assets	1.40%	1.63%	1.59%	1.54%	1.43%
Allowance for loan and lease losses to total loans	1.10%	1.20%	1.20%	1.24%	1.29%
Allowance for loan and lease losses to nonperforming loans	67.07%	60.50%	62.21%	70.84%	81.60%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2016, 93.7% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $628.0 million or 92.4% of the Company’s total funding sources at June 30, 2016. Total deposits increased $3.6 million or 0.6% at June 30, 2016 from $624.4 million at December 31, 2015. The increase in deposits is primarily related to increases in noninterest-bearing demand, interest-bearing demand, and money market accounts of $9.6 million or 8.2%, $7.1 million or 12.5%, and $2.7 million or 3.5%, respectively, at June 30, 2016. These increases were partially offset by decreases in time and savings accounts of $8.2 million, and $7.6 million, respectively.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings increased $6.4 million, or 17.9%, to $42.3 million as of June 30, 2016.

Stockholders’ equity. Stockholders’ equity increased $15.3 million, or 24.5%, to $77.6 million at June 30, 2016 from $62.3 million at December 31, 2015. This growth was largely the result of an increase in common stock of $11.5 million, or 31.7%. This increase was the result of a strategic capital raise. This growth was also the result of increases in retained earnings and accumulated other comprehensive income (“AOCI”) of $2.3 million and $1.5 million, respectively. The change to AOCI is due to available-for-sale securities fair value adjustments and the change in retained earnings is due to the year to date net income offset by dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2016, was $1.9 million, a $421,000, or 28.0% increase from the amount earned during the same period in 2015. Diluted earnings per share for the quarter increased to $0.94, compared to $0.73 from the same period in 2015. Net income for the six months ended June 30, 2016, was $3.4 million, a $280,000, or 8.9% increase from the amount earned during the same period in 2015. Diluted earnings per share increased to $1.73, compared to $1.52 from the same period in 2015.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 1.03% and 11.78%, respectively, compared with 0.85% and 9.54% for the same period in 2015. The Company’s ROA and ROE for the six month period were 0.92% and 10.62%, respectively, compared with 0.91% and 9.92% for the same period in 2015.

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

Net interest income for the three months ended June 30, 2016 totaled $6.3 million, an increase of 4.3% from that reported in the comparable period of 2015. The net interest margin was 3.78% for the second quarter of 2016, down from the 3.84% reported for the same quarter of 2015. The decrease is attributable to a $36.4 million increase in average assets earning interest at a lower rate than the same period in 2015. Net interest income for the six months ended June 30, 2016 totaled $12.7 million, an increase of 3.5% from that reported in the comparable period of 2015. The net interest margin was 3.82%, down from the 3.92% reported for the same period of 2015. The decrease is attributable to a $37.1 million increase in average assets earning interest at a lower rate than the same period in 2015.

Interest income. Interest income increased $339,000, or 4.8%, for the three months ended June 30, 2016, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $475,000, partially offset by a decrease in interest earned on investment securities of $144,000. Interest income increased $652,000, or 4.6%, for the six months ended June 30, 2016, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $805,000, partially offset by a decrease in interest earned on investment securities of $168,000.

Interest earned on loans receivable increased $475,000, or 8.1%, for the three months ended June 30, 2016, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $75.3 million, partially offset by a 30 basis point decrease in the average yield, to 4.55%. Interest earned on loans receivable increased $805,000, or 6.9%, for the six months ended June 30, 2016, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $67.0 million, partially offset by a 32 basis point decrease in the average yield, to 4.61%.

Interest earned on securities decreased by $144,000 for the three months ended June 30, 2016 when compared to the same period in the prior year. The average balance decreased $18.4 million, or 11.91% while the 4.21% yield on the investment portfolio increased by 6 basis points, from 4.15%, for the same period in the prior year. Interest earned on securities decreased by $168,000 for the six months ended June 30, 2016 when compared to the same period in the prior year. The average balance decreased $12.4 million, or 8.06% while the 4.22% yield on the investment portfolio increased by 9 basis points, from 4.13%, for the same period in the prior year.

Interest expense. Interest expense increased $76,000, or 7.7%, for the three months ended June 30, 2016, compared to the same period in the prior year. The increase is largely attributable to an increase of $28.4 million, or 157.9%, in the average balance of borrowings, partially offset by a decrease in cost of 106 basis points. Interest expense increased $218,000, or 11.6%, for the six months ended June 30, 2016, compared to the same period in the prior year. The increase is largely attributable to an increase of $25.8 million, or 135.6%, in the average balance of borrowings, partially offset by a decrease in cost of 22 basis points.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $105,000 was recorded for the quarter ended June 30, 2016. No provision was taken during the quarter ended June 30, 2015. A provision for loan losses of $210,000 was recorded for the six month period ended June 30, 2016, compared to $105,000 in the same period in 2015. Nonperforming loans were $9.5 million, or 1.6% of total loans at June 30, 2016 compared with $7.8 million, or 1.6% at June 30, 2015. For the three months ended June 30, 2016, net loan charge-offs totaled $96,000, or 0.07% of average loans, compared to net charge-offs of $101,000, or 0.08%, for the second quarter of 2015. For the six months ended June 30, 2016, net loan charge-offs totaled $229,000, or 0.08% of average loans, compared to net charge-offs of $605,000, or 0.25%, for the same period in 2015.

Noninterest income. Noninterest income increased $211,000 for the three months ended June 30, 2016 over the comparable 2015 period. This increase was largely the result of an increase in net investment security gains of $230,000. Noninterest income increased $324,000 for the six months ended June 30, 2016 over the comparable 2015 period. This increase was largely the result of an increase in net investment security gains of $257,000.

Noninterest expense. Noninterest expense of $4.9 million for the second quarter of 2016 was 5.8% or $302,000 less than the second quarter of 2015. Salaries and benefits, other real estate expense, and other expense decreased $277,000, or 10.8%, $183,000, or 68.3%, and $140,000, or 18.8%, respectively. These were partially offset by an increase in appraiser fees of $119,000. The salary decrease is mostly due to an additional pay cycle in the second quarter of 2015. Other real estate expense decreased due to a return to normal from the heightened activity during the same period in 2015. Noninterest expense of $10.3 million for the six month period ended June 30, 2016 was 2.2% or $225,000 more than the same period in 2015. Appraiser fees and salaries and benefits increased $220,000 and $143,000, or 2.9%, respectively. These were partially offset by a decrease in other real estate expense of $202,000, or 60.7%. The salary increase is mostly due to annual pay adjustments. Other real estate expense decreased due to a return to normal from the heightened activity during the same period in 2015. Appraiser fees are related to the secondary market function and weren’t separated during the three and six months ended June 30, 2015.

Provision for income taxes. The Company recognized $566,000 in income tax expense, which reflected an effective tax rate of 22.7% for the three months ended June 30, 2016, as compared to $316,000 with an effective tax rate of 17.4% for the comparable 2015 period. The Company recognized $868,000 in income tax expense, which reflected an effective tax rate of 20.3% for the six months ended June 30, 2016, as compared to $720,000 with an effective tax rate of 18.7% for the comparable 2015 period. The provision is directly correlated to the increase in net income before taxes.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2016, have remained unchanged from December 31, 2015.

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

	For the Three Months Ended June 30,
	2016			2015

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$558,298	$6,317	4.55%	$482,956	$5,842	4.85%
Investment securities (3)	136,266	1,040	4.21%	154,693	1,184	4.15%
Interest-bearing deposits with other banks	21,806	48	0.89%	42,341	40	0.38%
Total interest-earning assets	716,370	7,405	4.37%	679,990	7,066	4.41%
Noninterest-earning assets	34,405			26,186
Total assets	$750,775			$706,176
Interest-bearing liabilities:
Interest-bearing demand deposits	$68,540	$53	0.31%	$62,807	$46	0.29%
Money market deposits	80,593	83	0.41%	75,189	77	0.41%
Savings deposits	175,032	107	0.25%	179,897	115	0.26%
Certificates of deposit	184,448	646	1.41%	195,064	636	1.31%
Borrowings	46,334	177	1.54%	17,967	116	2.60%
Total interest-bearing liabilities	554,947	1,066	0.77%	530,924	990	0.75%
Noninterest-bearing liabilities
Other liabilities	130,045			111,947
Stockholders' equity	65,783			63,305
Total liabilities and stockholders' equity	$750,775			$706,176
Net interest income		$6,339			$6,076
Interest rate spread (1)			3.60%			3.66%
Net interest margin (2)			3.78%			3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.09%			128.08%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $386 and $415 for the three months ended June 30 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended June 30, 2016 and 2015, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2016 versus 2015
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$909	$(434)	$475
Investment securities	(190)	46	(144)
Interest-bearing deposits with other banks	(19)	27	8
Total interest-earning assets	700	(361)	339

Interest-bearing liabilities:
Interest-bearing demand deposits	4	3	7
Money market deposits	6	-	6
Savings deposits	(3)	(5)	(8)
Certificates of deposit	(35)	45	10
Borrowings	183	(122)	61
Total interest-bearing liabilities	155	(79)	76

Net interest income	$545	$(282)	$263

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

	For the Six Months Ended June 30,
	2016			2015

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$544,747	$12,490	4.61%	$477,762	$11,685	4.93%
Investment securities (3)	141,256	2,170	4.22%	153,638	2,338	4.13%
Interest-bearing deposits with other banks	21,470	93	0.87%	39,021	78	0.40%
Total interest-earning assets	707,473	14,753	4.42%	670,421	14,101	4.48%
Noninterest-earning assets	35,433			24,003
Total assets	$742,906			$694,424
Interest-bearing liabilities:
Interest-bearing demand deposits	$64,235	$92	0.29%	$60,369	$92	0.31%
Money market deposits	80,278	166	0.42%	75,521	153	0.41%
Savings deposits	176,931	217	0.25%	178,970	275	0.31%
Certificates of deposit	187,732	1,269	1.36%	188,311	1,185	1.27%
Borrowings	44,770	347	1.56%	19,003	168	1.78%
Total interest-bearing liabilities	553,946	2,091	0.76%	522,174	1,873	0.72%
Noninterest-bearing liabilities
Other liabilities	124,331			108,569
Stockholders' equity	64,629			63,681
Total liabilities and stockholders' equity	$742,906			$694,424
Net interest income		$12,662			$12,228
Interest rate spread (1)			3.66%			3.76%
Net interest margin (2)			3.82%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.72%			128.39%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $793 and $806 for the six months ended June 30, 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2016 and 2015, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2016 versus 2015

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,643	$(838)	$805
Investment securities	(254)	86	(168)
Interest-bearing deposits with other banks	(35)	50	15
Total interest-earning assets	1,354	(702)	652

Interest-bearing liabilities:
Interest-bearing demand deposits	6	(6)	-
Money market deposits	10	3	13
Savings deposits	(3)	(55)	(58)
Certificates of deposit	(4)	88	84
Borrowings	228	(49)	179
Total interest-bearing liabilities	237	(19)	218

Net interest income	$1,117	$(683)	$434

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

For the six months ended June 30, 2016, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

The Bank met each of the well-capitalized ratio guidelines at June 30, 2016. The following table indicates the capital ratios for the Bank and Company at June 30, 2016 and December 31, 2015.

	As of June 30, 2016
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.11%	11.51%	11.51%	12.59%
Middlefield Banc Corp.	10.23%	13.08%	13.08%	14.16%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2015
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.23%	12.52%	12.52%	13.73%
Middlefield Banc Corp.	8.69%	12.00%	12.00%	13.20%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2016 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2016 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2016 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(2.89)%	(1.60)%

Portfolio equity - increase (decrease)	11.10%	(26.70)%

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

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2016

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

MIDDLEFIELD BANC CORP.

Date: August 10, 2016	By:	/s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 10, 2016	By:	/s/ Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer