Form 10-Q
period 2016-09-30
MIDDLEFIELD BANC CORP
filed 2016-11-14
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended September 30, 2016

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

      Class: Common Stock, without par value

      Outstanding at November 10, 2016: 2,250,707

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$21,976	$22,421
Federal funds sold	1,300	1,329
Cash and cash equivalents	23,276	23,750
Investment securities available for sale, at fair value	123,054	146,520
Loans held for sale	880	1,107
Loans	586,329	533,710
Less allowance for loan and lease losses	6,334	6,385
Net loans	579,995	527,325
Premises and equipment, net	9,921	9,772
Goodwill	4,559	4,559
Core deposit intangibles	46	76
Bank-owned life insurance	13,438	13,141
Other real estate owned	1,205	1,412
Accrued interest and other assets	5,884	7,477

TOTAL ASSETS	762,258	735,139

LIABILITIES
Deposits:
Noninterest-bearing demand	$136,320	$116,498
Interest-bearing demand	67,061	57,219
Money market	77,774	78,856
Savings	173,272	180,653
Time	184,915	191,221
Total deposits	639,342	624,447
Short-term borrowings	32,803	35,825
Other borrowings	9,713	9,939
Accrued interest and other liabilities	2,208	2,624
TOTAL LIABILITIES	684,066	672,835

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 2,636,830 and 2,263,403 shares issued; 2,250,665 and 1,877,238 shares outstanding	47,812	36,191
Retained earnings	40,282	37,236
Accumulated other comprehensive income	3,616	2,395
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	78,192	62,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$762,258	$735,139

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,459	$5,971	$18,949	$17,656
Interest-bearing deposits in other institutions	15	6	42	26
Federal funds sold	7	4	16	12
Investment securities:
Taxable interest	235	341	865	1,115
Tax-exempt interest	687	809	2,227	2,373
Dividends on stock	17	20	74	70
Total interest and dividend income	7,420	7,151	22,173	21,252

INTEREST EXPENSE
Deposits	921	876	2,665	2,581
Short-term borrowings	49	30	288	100
Other borrowings	14	20	47	66
Trust preferred securities	42	33	117	85
Total interest expense	1,026	959	3,117	2,832

NET INTEREST INCOME	6,394	6,192	19,056	18,420

Provision for loan losses	105	105	315	210

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,289	6,087	18,741	18,210

NONINTEREST INCOME
Service charges on deposit accounts	505	471	1,443	1,382
Investment securities gains, net	-	211	303	257
Earnings on bank-owned life insurance	101	101	297	262
Gain on sale of loans	129	113	322	286
Other income	242	212	694	679
Total noninterest income	977	1,108	3,059	2,866

NONINTEREST EXPENSE
Salaries and employee benefits	2,677	2,285	7,740	7,205
Occupancy expense	306	305	933	945
Equipment expense	221	249	700	706
Data processing costs	334	287	928	798
Ohio state franchise tax	186	75	448	225
Federal deposit insurance expense	132	120	396	352
Professional fees	547	229	1,057	825
Loss (gain) on other real estate owned	(49)	24	(52)	72
Advertising expense	206	195	604	586
Other real estate expense	97	116	299	449
Directors fees	102	98	330	343
Core deposit intangible amortization	10	10	30	30
Appraiser fees	114	97	334	327
ATM fees	102	89	296	295
Other expense	677	490	1,872	1,539
Total noninterest expense	5,662	4,669	15,915	14,697

Income before income taxes	1,604	2,526	5,885	6,379
Income taxes	261	544	1,129	1,264

NET INCOME	$1,343	$1,982	$4,756	$5,115

EARNINGS PER SHARE
Basic	$0.60	$0.96	$2.31	$2.49
Diluted	0.60	0.96	2.30	2.47

DIVIDENDS DECLARED PER SHARE	$0.27	$0.27	$0.81	$0.80

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,343	$1,982	$4,756	$5,115

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale securities	(400)	1,416	2,153	(699)
Tax effect	137	(481)	(732)	238

Reclassification adjustment for investment securities gains included in net income	-	(211)	(303)	(257)
Tax effect	-	71	103	87

Total other comprehensive income (loss)	(263)	795	1,221	(631)

Comprehensive income	$1,080	$2,777	$5,977	$4,484

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2015	$36,191	$37,236	$2,395	$(13,518)	$62,304

Net income		4,756			4,756
Other comprehensive income			1,221		1,221
Common stock issuance, net of offering cost (360,815 shares)	11,239				11,239
Dividend reinvestment and purchase plan (11,712 shares)	382				382
Cash dividends ($0.81 per share)		(1,710)			(1,710)

Balance, September 30, 2016	$47,812	$40,282	$3,616	$(13,518)	$78,192

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$4,756	$5,115
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	315	210
Investment securities gain, net	(303)	(257)
Depreciation and amortization	774	763
Amortization of premium and discount on investment securities	352	553
Accretion of deferred loan fees, net	(150)	(468)
Origination of loans held for sale	(15,497)	(14,740)
Proceeds from sale of loans	16,046	14,844
Gain on sale of loans	(322)	(286)
Earnings on bank-owned life insurance	(297)	(262)
Deferred income tax	224	397
Loss (gain) on sale of other real estate owned	(52)	72
Other real estate owned writedowns	73	56
Increase in accrued interest receivable	(139)	(481)
(Decrease) increase in accrued interest payable	(4)	58
Other, net	253	(158)
Net cash provided by operating activities	6,029	5,416

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	17,896	7,530
Proceeds from sale of securities	9,115	15,284
Purchases	(1,744)	(14,876)
Increase in loans, net	(53,430)	(40,554)
Proceeds from the sale of other real estate owned	781	1,094
Purchase of bank-owned life insurance	-	(4,000)
Purchase of premises and equipment	(679)	(454)
Net cash used for investing activities	(28,061)	(35,976)

FINANCING ACTIVITIES
Net increase in deposits	14,895	40,436
Decrease in short-term borrowings, net	(3,022)	(10,761)
Repayment of other borrowings	(226)	(324)
Common stock issued	11,239	-
Stock options exercised	-	6
Proceeds from dividend reinvestment and purchase plan	382	504
Cash dividends	(1,710)	(1,645)
Net cash provided by financing activities	21,558	28,216

Decrease in cash and cash equivalents	(474)	(2,344)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,750	25,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,276	$23,295

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,121	$2,774
Income taxes	475	350

Noncash investing transactions:
Transfers from loans to other real estate owned	$595	$638

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

Recent Accounting Pronouncements –

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements, or the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow-scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of September 30, 2016 and 2015.

Stock option activity during the nine months ended September 30 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2016	Price	2015	Price

Outstanding, January 1	31,949	$25.03	46,451	$27.90
Expired	-	-	(3,639)	37.33
Exercised	-	-	(1,025)	20.21

Outstanding, September 30	31,949	$25.03	41,787	$27.27

Exercisable, September 30	31,949	$25.03	41,787	$27.27

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding	2,633,752	2,253,584	2,445,821	2,248,468

Average treasury stock shares	(386,165)	(189,530)	(386,165)	(189,530)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,247,587	2,064,054	2,059,656	2,058,938

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	8,643	8,585	8,876	9,254

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,256,230	2,072,639	2,068,532	2,068,192

Options to purchase 31,949 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and nine months ended September 30, 2016. Of those options, 24,700 were considered dilutive for the three and nine month periods based on the market price exceeding the strike price.

Options to purchase 41,787 shares of common stock, at prices ranging from $17.55 to $37.48, were outstanding during the three and nine months ended September 30, 2015. Of those options, 27,000 were considered dilutive for the three month period based on the market price exceeding the strike price. For the nine months ended September 30, 2015, 27,250 options were considered dilutive.

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

		September 30, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$10,863	$-	$10,863
Obligations of states and political subdivisions	-	87,525	-	87,525
Mortgage-backed securities in government- sponsored entities	-	21,380	-	21,380
Private-label mortgage-backed securities	-	2,068	-	2,068
Total debt securities	-	121,836	-	121,836
Equity securities in financial institutions	5	1,213	-	1,218
Total	$5	$123,049	$-	$123,054

		December 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$21,629	$-	$21,629
Obligations of states and political subdivisions	-	97,290	-	97,290
Mortgage-backed securities in government- sponsored entities	-	24,524	-	24,524
Private-label mortgage-backed securities	-	2,263	-	2,263
Total debt securities	-	145,706	-	145,706
Equity securities in financial institutions	5	809	-	814
Total	$5	$146,515	$-	$146,520

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

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The Company has no securities considered to be Level III as of September 30, 2016 or December 31, 2015.

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

		September 30, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$11,102	$11,102
Other real estate owned	-	-	1,205	1,205

		December 31, 2015
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$12,848	$12,848
Other real estate owned	-	-	1,412	1,412

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2016
Impaired loans	$7,743	Discounted cash flow	Discount rate	3.1%	to	7.0%	(5.0%)
	3,359	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	55.7%	(34.6%)

Other real estate owned	$1,205	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	10.0%	(7.3%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$6,867	Discounted cash flow	Discount rate	3.1%	to	7.9%	(5.0%)
	5,981	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	87.1%	(23.3%)

Other real estate owned	$1,412	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%	(7.3%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2016
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$23,276	$23,276	$-	$-	$23,276
Investment securities
Available for sale	123,054	5	123,049	-	123,054
Loans held for sale	880	-	880	-	880
Net loans	579,995	-	-	586,739	586,739
Bank-owned life insurance	13,438	13,438	-	-	13,438
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,526	2,526	-	-	2,526

Financial liabilities:
Deposits	$639,342	$454,427	$-	$188,668	$643,095
Short-term borrowings	32,803	32,803	-	-	32,803
Other borrowings	9,713	-	-	10,003	10,003
Accrued interest payable	391	391	-	-	391

	December 31, 2015
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$23,750	$23,750	$-	$-	$23,750
Investment securities
Available for sale	146,520	5	146,515	-	146,520
Loans held for sale	1,107	-	1,107	-	1,107
Net loans	527,325	-	-	534,021	534,021
Bank-owned life insurance	13,141	13,141	-	-	13,141
Federal Home Loan Bank stock	1,887	1,887	-	-	1,887
Accrued interest receivable	2,387	2,387	-	-	2,387

Financial liabilities:
Deposits	$624,447	$433,226	$-	$191,747	$624,973
Short-term borrowings	35,825	35,825	-	-	35,825
Other borrowings	9,939	-		10,063	10,063
Accrued interest payable	395	395	-	-	395

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and nine months ended September 30, 2016 and 2015, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2015	$2,395
Other comprehensive income before reclassification	1,421
Amount reclassified from accumulated other comprehensive income	(200)
Period change	1,221
Balance at September 30, 2016	$3,616

Balance as of June 30, 2016	$3,879
Other comprehensive income before reclassification	(263)
Amount reclassified from accumulated other comprehensive income	-
Period change	(263)
Balance at September 30, 2016	$3,616

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2014	$2,548
Other comprehensive income before reclassification	(461)
Amount reclassified from accumulated other comprehensive income	(170)
Period change	(631)
Balance at September 30, 2015	1,917

Balance as of June 30, 2015	$1,122
Other comprehensive loss before reclassification	935
Amount reclassified from accumulated other comprehensive income	(140)
Period change	795
Balance at September 30, 2015	$1,917

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015, respectively:

	Amount Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income (a)		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	September 30, 2016	September 30, 2015	Presented
Unrealized gains on available-for-sale securities
	$-	$211	Investment securities gains, net
	-	(71)	Income taxes
	$-	$140	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income (a)		the Statement Where
(Dollars in thousands)	For the Nine Months Ended		Net Income is
Details about other comprehensive income	September 30, 2016	September 30, 2015	Presented
Unrealized gains on available-for-sale securities
	$303	$257	Investment securities gains, net
	(103)	(87)	Income taxes
	$200	$170	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$10,516	$359	$(12)	$10,863
Obligations of states and political subdivisions:
Taxable	1,616	186	-	1,802
Tax-exempt	81,829	3,899	(5)	85,723
Mortgage-backed securities in government-sponsored entities	20,939	485	(44)	21,380
Private-label mortgage-backed securities	1,927	141	-	2,068
Total debt securities	116,827	5,070	(61)	121,836
Equity securities in financial institutions	750	468	-	1,218
Total	$117,577	$5,538	$(61)	$123,054

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$21,655	$245	$(271)	$21,629
Obligations of states and political subdivisions:
Taxable	1,989	134	-	2,123
Tax-exempt	91,940	3,402	(175)	95,167
Mortgage-backed securities in government-sponsored entities	24,480	316	(272)	24,524
Private-label mortgage-backed securities	2,079	184	-	2,263
Total debt securities	142,143	4,281	(718)	145,706
Equity securities in financial institutions	750	64	-	814
Total	$142,893	$4,345	$(718)	$146,520

The amortized cost and fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$2,842	$2,879
Due after one year through five years	9,132	9,500
Due after five years through ten years	12,916	13,510
Due after ten years	91,937	95,947

Total	$116,827	$121,836

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three and nine months ended September 30 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$-	$11,973	$9,115	$15,284
Gross realized gains	-	233	306	373
Gross realized losses	-	(22)	(3)	(116)

Investment securities with an approximate carrying value of $64.7 million and $68.8 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$2,000	$-	$1,465	$(12)	$3,465	$(12)
Obligations of states and political subdivisions
Tax-exempt	608	-	-	(5)	608	(5)
Mortgage-backed securities in government-sponsored entities	-	-	4,709	(44)	4,709	(44)
Private-label mortgage-backed securities	75	-	-	-	75	-
Total	$2,683	$-	$6,174	$(61)	$8,857	$(61)

	December 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,818	$(57)	$10,872	$(214)	$14,690	$(271)
Obligations of states and political subdivisions
Tax-exempt	1,268	(9)	9,394	(166)	10,662	(175)
Mortgage-backed securities in government-sponsored entities	8,725	(86)	6,685	(186)	15,410	(272)
Total	$13,811	$(152)	$26,951	$(566)	$40,762	$(718)

There were 9 securities considered temporarily impaired at September 30, 2016.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 97% of the total available-for-sale portfolio as of September 30, 2016 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the nine months ended September 30, 2016 and 2015, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2016 or December 31, 2015 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2016	2015

Commercial and industrial	$59,376	$42,536
Real estate - construction	17,633	22,137
Real estate - mortgage:
Residential	258,952	232,478
Commercial	245,636	231,701
Consumer installment	4,732	4,858
	586,329	533,710
Less: Allowance for loan and lease losses	6,334	6,385

Net loans	$579,995	$527,325

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The Company also serves the central Ohio market with offices in Dublin, Sunbury and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
September 30, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$844	$1,093	$3,238	$6,466	$5	$11,646
Collectively evaluated for impairment	58,532	16,540	255,714	239,170	4,727	574,683
Total loans	$59,376	$17,633	$258,952	$245,636	$4,732	$586,329

			Real estate- Mortgage
December 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,808	$1,787	$3,881	$6,199	$6	$13,681
Collectively evaluated for impairment	40,728	20,350	228,597	225,502	4,852	520,029
Total loans	$42,536	$22,137	$232,478	$231,701	$4,858	$533,710

			Real Estate- Mortgage
September 30, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$17	$104	$239	$-	$544
Collectively evaluated for impairment	329	121	2,657	2,656	27	5,790
Total ending allowance balance	$513	$138	$2,761	$2,895	$27	$6,334

			Real Estate- Mortgage
December 31, 2015	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$388	$130	$276	$39	$-	$833
Collectively evaluated for impairment	479	146	2,863	2,039	25	5,552
Total ending allowance balance	$867	$276	$3,139	$2,078	$25	$6,385

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The decrease in the allowance for loan loss for C&I and Residential real estate loan portfolios were offset by increase in the allowance for the CRE loan portfolio.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2016
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$569	$569	$-
Real estate - construction	1,076	1,076	-
Real estate - mortgage:
Residential	2,774	2,771	-
Commercial	1,378	1,375	-
Consumer installment	5	5	-
Total	$5,797	$5,791	$-

With an allowance recorded:
Commercial and industrial	$275	$275	$184
Real estate - construction	17	17	17
Real estate - mortgage:
Residential	464	462	104
Commercial	5,088	5,078	239
Consumer installment	-	-	-
Total	$5,849	$5,837	$544

Total:
Commercial and industrial	$844	$844	$184
Real estate - construction	1,093	1,093	17
Real estate - mortgage:
Residential	3,238	3,233	104
Commercial	6,466	6,453	239
Consumer installment	5	5	-
Total	$11,646	$11,628	$544

December 31, 2015
Impaired Loans
		Balance
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,027	$1,025	$-
Real estate - construction	1,657	1,651	-
Real estate - mortgage:
Residential	2,445	2,443	-
Commercial	2,337	2,335	-
Consumer installment	6	6	-
Total	$7,466	$7,454	$-

With an allowance recorded:
Commercial and industrial	$781	$781	$388
Real estate - construction	130	130	130
Real estate - mortgage:
Residential	1,436	1,436	276
Commercial	3,862	3,846	39
Consumer installment	-	-	-
Total	$6,215	$6,199	$833

Total:
Commercial and industrial	$1,808	$1,806	$388
Real estate - construction	1,787	1,781	130
Real estate - mortgage:
Residential	3,881	3,879	276
Commercial	6,199	6,181	39
Consumer installment	6	6	-
Total	$13,681	$13,653	$833

The following tables present interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$864	$4	$1,218	$9
Real estate - construction	1,105	3	1,404	22
Real estate - mortgage:
Residential	3,389	-	3,660	36
Commercial	7,939	8	7,449	115
Consumer installment	5	-	6	-
	$13,302	$15	$13,737	$182

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$1,480	$21	$1,354	$73
Real estate - construction	2,347	28	2,614	94
Real estate - mortgage:
Residential	4,195	43	4,514	128
Commercial	5,476	71	4,871	200
Consumer installment	6	-	6	-
	$13,504	$163	$13,359	$495

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
September 30, 2016

Commercial and industrial	$57,954	$445	$977	$-	$59,376
Real estate - construction	17,448	144	24	17	17,633
Real estate - mortgage:
Residential	252,783	433	5,376	-	258,952
Commercial	237,916	3,141	4,579	-	245,636
Consumer installment	4,723	-	9	-	4,732
Total	$540,188	$4,163	$11,325	$17	$586,329

		Special			Total
December 31, 2015	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$40,560	$242	$1,734	$-	$42,536
Real estate - construction	22,007	-	-	130	22,137
Real estate - mortgage:
Residential	225,945	728	5,805	-	232,478
Commercial	219,331	4,327	8,043	-	231,701
Consumer installment	4,854	-	4	-	4,858
Total	$512,697	$5,297	$15,586	$130	$533,710

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2016

Commercial and industrial	$58,889	$59	$92	$336	$487	$59,376
Real estate - construction	17,633	-	-	-	-	17,633
Real estate - mortgage:
Residential	257,068	1,052	547	285	1,884	258,952
Commercial	244,771	121	-	744	865	245,636
Consumer installment	4,656	76	-	-	76	4,732
Total	$583,017	$1,308	$639	$1,365	$3,312	$586,329

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2015

Commercial and industrial	$41,544	$225	$26	$741	$992	$42,536
Real estate - construction	22,137	-	-	-	-	22,137
Real estate - mortgage:
Residential	229,725	1,482	92	1,179	2,753	232,478
Commercial	230,903	189	-	609	798	231,701
Consumer installment	4,837	16	3	2	21	4,858
Total	$529,146	$1,912	$121	$2,531	$4,564	$533,710

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

	September 30, 2016	90+ Days Past Due
	Nonaccrual	and Accruing

Commercial and industrial	$920	$-
Real estate - construction	17	-
Real estate - mortgage:
Residential	3,822	-
Commercial	1,730	-
Consumer installment	-	-
Total	$6,490	$-

	December 31, 2015	90+ Days Past Due
	Nonaccrual	and Accruing

Commercial and industrial	$1,450	$-
Real estate - construction	130	-
Real estate - mortgage:
Residential	4,122	-
Commercial	1,842	-
Consumer installment	1	2
Total	$7,545	$2

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2015	$867	$276	$3,139	$2,078	$25	$6,385
Charge-offs	(197)	-	(394)	(70)	(18)	(679)
Recoveries	51	-	113	140	9	313
Provision	(208)	(138)	(97)	747	11	315
ALLL balance at September 30, 2016	$513	$138	$2,761	$2,895	$27	$6,334

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2014	$642	$868	$3,703	$1,576	$57	$6,846
Charge-offs	(196)	(385)	(425)	(92)	(11)	(1,109)
Recoveries	186	-	161	5	21	373
Provision	(54)	(149)	(13)	450	(24)	210
ALLL balance at September 30, 2015	$578	$334	$3,426	$1,939	$43	$6,320

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2016	$484	$159	$2,788	$2,909	$26	$6,366
Charge-offs	(74)	-	(149)	-	(3)	(226)
Recoveries	4	-	82	-	3	89
Provision	99	(21)	40	(14)	1	105
ALLL balance at September 30, 2016	$513	$138	$2,761	$2,895	$27	$6,334

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2015	$610	$363	$3,347	$1,978	$48	$6,346
Charge-offs	(100)	-	(124)	(5)	-	(229)
Recoveries	5	-	81	5	7	98
Provision	63	(29)	122	(39)	(12)	105
ALLL balance at September 30, 2015	$578	$334	$3,426	$1,939	$43	$6,320

For the three months ended September 30, 2016 there were no troubled debt restructurings. The following tables summarize troubled debt restructurings (in thousands):

	For the Nine Months Ended September 30, 2016
	Number of Contracts			Pre-Modification		Post-Modification
	Term				Outstanding Recorded		Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total		Investment		Investment
Commercial and industrial	2	-	2	$	169	$	169
Residential real estate	1	-	1		58		58
Commercial real estate	1	-	1		311		311
Consumer	-	-	-		-		-

	For the Three Months Ended September 30, 2015
	Number of Contracts			Pre-Modification		Post-Modification
	Term				Outstanding Recorded		Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total		Investment		Investment
Commercial and industrial	2	-	2	$	15	$	15
Real estate construction	-	-	-		-		-
Residential real estate	1	-	1		164		164
Consumer	1	-	1		9		9

	For the Nine Months Ended September 30, 2015
	Number of Contracts			Pre-Modification Outstanding		Post-Modification Outstanding
	Term				Outstanding Recorded		Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total		Investment		Investment
Commercial and industrial	3	1	4	$	126	$	126
Real estate construction	1	-	1		181		181
Residential real estate	2	1	3		398		418
Consumer	1	-	1		9		9

The following tables summarizes subsequent defaults of troubled debt restructurings (in thousands):

	For the Three Months Ended
	September 30, 2016
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	$3
Residential real estate	1	58

	For the Nine Months Ended
	September 30, 2016
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	2	$273
Real estate construction	1	58

	For the Three Months Ended
	September 30, 2015
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	1	$8
Real estate construction	-	-
Consumer	1	8

	For the Nine Months Ended
	September 30, 2015
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Commercial and industrial	3	$55
Real estate construction	1	152
Consumer	1	8

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. At September 30, 2016 and December 31, 2015, there was $1.2 and 1.4 million of OREO, respectively. As of September 30, 2016, there were no formal foreclosure proceedings.

NOTE 9 – PROPOSED ACQUISITION OF LIBERTY BANK, N.A.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the September 30, 2016 quarter at $762.3 million, an increase of $27.1 million or 3.7% from December 31, 2015. For the same time period, cash and cash equivalents decreased $474 thousand, or 2.0% while net loans increased $52.7 million, or 10.0%. Total liabilities increased $11.2 million, or 1.7% while stockholders’ equity increased $15.89 million, or 25.5%.

On June 30, 2016, the Company sold 360,815 shares of its common stock, without par value, at a purchase price of $33 per share, or an aggregate of $11,906,895.00, to certain institutional accredited investors pursuant to subscription agreements between the Company and such institutional investors in a private placement offering. The Company used the proceeds of the private placement to repay outstanding borrowings of approximately $9.5 million and for general corporate purposes.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents decreased $474 thousand at September 30, 2016 from $23.8 million at December 31, 2015. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on September 30, 2016 totaled $123.1 million, a decrease of $23.4 million or 16% from $146.5 million at December 31, 2015. During this period the Company recorded repayments, calls, and maturities of $17.9 million. Sales of securities were $9.1 million with a net realized gain of $303,000. Securities purchases were $1.7 million during this period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $52.7 million or 10.0% to $580 million as of September 30, 2016 from $527.3 million at December 31, 2015 due to strategic growth goals. Included in this amount were increases in the residential real estate, commercial and industrial, and commercial real estate portfolios of $26.5 million, or 11.4%, $16.8 million, or 39.6%, and $13.9 million, or 6.0%, respectively. The construction portfolio decreased by $4.5 million, or 20.35%.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on September 30, 2016 totaled $0.9 million, a decrease of $0.2 million, or 20%, from December 31, 2015. This decrease is the result of fewer funded loans being held in the warehouse at quarter end.

Allowance for loan and lease losses and Asset Quality. The Company maintained the allowance for loan and lease losses at $6.3 million, or 1.1% of total loans, at September 30, 2016. For the three months ended September 30, 2016, net loan charge-offs totaled $137,000, or 0.09% of average loans, compared to net charge-offs of $131,000, or 0.10%, for the same period in 2015. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $105,000 in the three month period ending September 30, 2016. For the nine months ended September 30, 2016, net loan charge-offs totaled $366,000, or 0.09% of average loans, compared to net charge-offs of $736,000, or 0.20%, for the same period in 2015. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $315,000 in the nine month period ending September 30, 2016.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to test management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at September 30, 2016. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 27 TDRs with a total balance of $2.3 million as of September 30, 2016. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $8.8 million as of September 30, 2016, a decrease of $1.5 million from $10.3 million at December 31, 2015.

	Asset Quality History

(Dollar amounts in thousands)	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015

Nonperforming loans	$12,675	$9,491	$10,508	$10,263	$8,921
Real estate owned	1,205	1,142	1,447	1,412	2,006

Nonperforming assets	$13,880	$10,633	$11,955	$11,675	$10,927

Allowance for loan and lease losses	6,334	6,366	6,357	6,385	6,320

Ratios
Nonperforming loans to total loans	2.16%	1.64%	1.98%	1.92%	1.75%
Nonperforming assets to total assets	1.82%	1.40%	1.63%	1.59%	1.54%
Allowance for loan and lease losses to total loans	1.08%	1.10%	1.20%	1.20%	1.24%
Allowance for loan and lease losses to nonperforming loans	49.97%	67.07%	60.50%	62.21%	70.84%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2016, 87.97% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $639.3 million or 93.8% of the Company’s total funding sources at September 30, 2016. Total deposits increased $14.9 million or 2.4% at September 30, 2016 from $624.4 million at December 31, 2015. The increase in deposits is primarily related to increases in noninterest-bearing demand and interest-bearing demand of $19.8 million or 17% and $9.8 million or 17.2%, respectively, at September 30, 2016. These increases were partially offset by decreases in time and savings accounts of $6.3 million, and $7.4 million, respectively.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $3.0 million, or 8.4%, to $32.8 million as of September 30, 2016.

Stockholders’ equity. Stockholders’ equity increased $15.9 million, or 25.5%, to $78.2 million at September 30, 2016 from $62.3 million at December 31, 2015. This growth was largely the result of an increase in common stock of $11.6 million, or 32.1%. The increase in stockholders’ equity is primarily the result of the proceeds from the private placement discussed above. This growth was also the result of increases in retained earnings and accumulated other comprehensive income (“AOCI”) of $3.0 million and $1.2 million, respectively. The change to AOCI is due to available-for-sale securities fair value adjustments and the change in retained earnings is due to the year to date net income offset by dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2016, was $1.3 million, a $639,000, or 32.2% decrease from the amount earned during the same period in 2015. Diluted earnings per share for the quarter decreased to $0.60, compared to $0.96 from the same period in 2015. Net income for the nine months ended September 30, 2016, was $4.8 million, a $359,000, or 7.0% decrease from the amount earned during the same period in 2015. Diluted earnings per share decreased to $2.30, compared to $2.47 from the same period in 2015.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were .69% and 6.84%, respectively, compared with 1.10% and 12.67% for the same period in 2015. The Company’s ROA and ROE for the nine month period were 0.85% and 9.07%, respectively, compared with 0.97% and 10.83% for the same period in 2015.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest-earning assets and interest-bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s goal to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations. Net interest income for the three months ended September 30, 2016 totaled $6.4 million, an increase of 3.3% from that reported in the comparable period of 2015. The net interest margin was 3.68% for the third quarter of 2016, down from the 3.80% reported for the same quarter of 2015. The decrease is attributable to a $39.7 million increase in average assets earning interest at a lower rate than the same period in 2015. Net interest income for the nine months ended September 30, 2016 totaled $19.1 million, an increase of 3.5% from that reported in the comparable period of 2015. The net interest margin was 3.78%, down from the 3.88% reported for the same period of 2015. The decrease is attributable to a $37.9 million increase in average assets earning interest at a lower rate than the same period in 2015.

Interest income. Interest income increased $269,000, or 3.8%, for the three months ended September 30, 2016, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $488,000, partially offset by a decrease in interest earned on investment securities of $228,000. Interest income increased $921,000, or 4.3%, for the nine months ended September 30, 2016, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $1.3 million, partially offset by a decrease in interest earned on investment securities of $396,000. Interest earned on loans receivable increased $488,000, or 8.2%, for the three months ended September 30, 2016, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $77.0 million, partially offset by a 28 basis point decrease in the average yield, to 4.42%. Interest earned on loans receivable increased $1.3 million or 7.3%, for the nine months ended September 30, 2016, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $70.3 million, partially offset by a 30 basis point decrease in the average yield, to 4.55%.

Interest earned on securities decreased by $228,000 for the three months ended September 30, 2016 when compared to the same period in the prior year. The average balance decreased $28.3 million, or 18.47% while the 4.06% yield on the investment portfolio increased by 1 basis point, from 4.05%, for the same period in the prior year. Interest earned on securities decreased by $396,000 for the nine months ended September 30, 2016 when compared to the same period in the prior year. The average balance decreased $17.7 million, or 11.53% while the 4.17% yield on the investment portfolio increased by 7 basis points, from 4.10%, for the same period in the prior year.

Interest expense. Interest expense increased $67,000, or 7%, for the three months ended September 30, 2016, compared to the same period in the prior year. The increase is largely attributable to an increase of $29.0 million, or 178%, in the average balance of borrowings, partially offset by a decrease in cost of 110 basis points. Interest expense increased $285,000, or 10.1%, for the nine months ended September 30, 2016, compared to the same period in the prior year. The increase is largely attributable to an increase of $26.8 million, or 148.4%, in the average balance of borrowings, partially offset by a decrease in cost of 51 basis points.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $105,000 was recorded for the quarter ended September 30, 2016 as well as the quarter ending September 30, 2015. A provision for loan losses of $315,000 was recorded for the nine month period ended September 30, 2016, compared to $210,000 in the same period in 2015. Nonperforming loans were $8.8 million, or 1.5% of total loans at September 30, 2016 compared with $8.9 million, or 1.75% at September 30, 2015. For the three months ended September 30, 2016, net loan charge-offs totaled $137,000, or 0.09% of average loans, compared to net charge-offs of $131,000, or 0.10%, for the third quarter of 2015. For the nine months ended September 30, 2016, net loan charge-offs totaled $366,000, or 0.09% of average loans, compared to net charge-offs of $736,000, or 0.20%, for the same period in 2015.

Noninterest income. Noninterest income decreased $131,000 for the three months ended September 30, 2016 over the comparable 2015 period. This decrease was largely the result of a decrease in net investment security gains of $211,000. Noninterest income increased $193,000 for the nine months ended September 30, 2016 over the comparable 2015 period. This increase was largely the result of an increase in net investment security gains of $46,000 and an increase of $61,000 in service charges on deposit accounts.

Noninterest expense. Noninterest expense of $5.6 million for the third quarter 2016 was 21.3%, or $993,000 more than the third quarter of 2015. Salaries and benefits, professional fees, and other expenses increased $392,000, or 17.2%, $318,000, or 138.9%, and $187,000, or 38.2%, respectively. These were partially offset by a gain on other real estate sales of $73,000. The salary increase is mostly due to an additional pay cycle in the third quarter of 2016. Other real estate expense decreased due to a return to normal from the heightened activity during the same period in 2015. Noninterest expense of $15.9 million for the nine month period ended September 30, 2016 was 8.3% or $1.22 million more than the same period in 2015. Salaries and employee benefits and professional fees increased $535,000 and $232,000, 7.4% or 28.1%, respectively. These were partially offset by a decrease in other real estate expense of $221,000, or 49.2%. The salary increase is mostly due to annual pay adjustments. Other real estate expense decreased due to a return to normal from the heightened activity during the same period in 2015. Professional fees are higher due to additional services provided related to the acquisition. Acquisition costs through third quarter 2016 were $314,000 mainly for legal, consulting and tax services.

Provision for income taxes. The Company recognized $261,000 in income tax expense, which reflected an effective tax rate of 16.3% for the three months ended September 30, 2016, as compared to $544,000 with an effective tax rate of 21.5% for the comparable 2015 period. The Company recognized $1.1million in income tax expense, which reflected an effective tax rate of 19.2% for the nine months ended September 30, 2016, as compared to $1.3 million with an effective tax rate of 19.8% for the comparable 2015 period. The provision is directly correlated to the increase in net income before taxes.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2016, have remained unchanged from December 31, 2015.

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

	For the Three Months Ended September 30,
	2016			2015

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$580,798	$6,459	4.42%	$503,790	$5,971	4.70%
Investment securities (3)	124,998	922	4.06%	153,316	1,150	4.05%
Interest-bearing deposits with other banks	23,824	39	0.65%	32,782	30	0.36%
Total interest-earning assets	729,620	7,420	4.24%	689,888	7,151	4.35%
Noninterest-earning assets	39,683			26,302
Total assets	$769,303			$716,190
Interest-bearing liabilities:
Interest-bearing demand deposits	$69,666	$54	0.31%	$66,041	$53	0.32%
Money market deposits	82,718	84	0.40%	75,137	78	0.41%
Savings deposits	173,311	106	0.24%	179,416	134	0.30%
Certificates of deposit	183,340	677	1.47%	196,026	611	1.24%
Borrowings	45,281	105	0.92%	16,272	83	2.02%
Total interest-bearing liabilities	554,316	1,026	0.74%	532,892	959	0.71%
Noninterest-bearing liabilities
Other liabilities	136,913			121,227
Stockholders' equity	78,074			62,071
Total liabilities and stockholders' equity	$769,303			$716,190
Net interest income		$6,394			$6,192
Interest rate spread (1)			3.50%			3.64%
Net interest margin (2)			3.68%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.63%			129.46%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $354 and $417 for the three months ended September 30 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended September 30, 2016 and 2015, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2016 versus 2015

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$910	$(422)	$488
Investment securities	(288)	60	(228)
Interest-bearing deposits with other banks	(8)	17	9
Total interest-earning assets	614	(345)	269

Interest-bearing liabilities:
Interest-bearing demand deposits	3	(2)	1
Money market deposits	8	(2)	6
Savings deposits	(5)	(23)	(28)
Certificates of deposit	(40)	106	66
Borrowings	147	(125)	22
Total interest-bearing liabilities	113	(46)	67

Net interest income	$501	$(299)	$202

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

	For the Nine Months Ended September 30,
	2016			2015

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$556,764	$18,949	4.55%	$486,438	$17,656	4.85%
Investment securities (3)	135,836	3,092	4.17%	153,531	3,488	4.10%
Interest-bearing deposits with other banks	22,254	132	0.79%	36,942	108	0.39%
Total interest-earning assets	714,854	22,173	4.36%	676,911	21,252	4.44%
Noninterest-earning assets	36,850			24,768
Total assets	$751,704			$701,679
Interest-bearing liabilities:
Interest-bearing demand deposits	$66,045	$147	0.30%	$62,260	$145	0.31%
Money market deposits	81,091	250	0.41%	75,393	231	0.41%
Savings deposits	175,725	323	0.25%	179,119	409	0.00%
Certificates of deposit	186,268	1,945	1.39%	190,883	1,796	1.26%
Borrowings	44,940	452	1.34%	18,093	251	1.85%
Total interest-bearing liabilities	554,069	3,117	0.75%	525,748	2,832	0.72%
Noninterest-bearing liabilities
Other liabilities	127,554			112,787
Stockholders' equity	70,081			63,144
Total liabilities and stockholders' equity	$751,704			$701,679
Net interest income		$19,056			$18,420
Interest rate spread (1)			3.61%			3.72%
Net interest margin (2)			3.78%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.02%			128.75%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $1,147 and $1,222 for the nine months ended September 30, 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine month periods ended September 30, 2016 and 2015, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2016 versus 2015

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$2,553	$(1,260)	$1,293
Investment securities	(543)	147	(396)
Interest-bearing deposits with other banks	(43)	67	24
Total interest-earning assets	1,967	(1,046)	921

Interest-bearing liabilities:
Interest-bearing demand deposits	9	(7)	2
Money market deposits	17	2	19
Savings deposits	-	(86)	(86)
Certificates of deposit	(44)	193	149
Borrowings	372	(171)	201
Total interest-bearing liabilities	354	(69)	285

Net interest income	$1,613	$(977)	$636

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

For the nine months ended September 30, 2016, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

The Bank met each of the well-capitalized ratio guidelines at September 30, 2016. The following table indicates the capital ratios for the Bank and Company at September 30, 2016 and December 31, 2015.

	As of September 30, 2016
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.02%	11.92%	11.92%	13.03%
Middlefield Banc Corp.	10.10%	13.58%	13.58%	14.69%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2015
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.23%	12.52%	12.52%	13.73%
Middlefield Banc Corp.	8.69%	12.00%	12.00%	13.20%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2016 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2016 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2016 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	1.52%	1.29%

Portfolio equity - increase (decrease)	14.40%	(27.20)%

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

N/A

Item 5. Other information

None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2016

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	1999 Stock Option Plan of Middlefield Banc Corp.	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2016 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 9, 2016

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: November 14, 2016	By:	/s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer