Form 10-K
period 2016-12-31
MIDDLEFIELD BANC CORP
filed 2017-03-15
CIK 836147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

The aggregate market value on June 30, 2016 of common stock held by non-affiliates of the registrant was approximately $71.1 million. As of March 10, 2017, there were 2,800,429 shares of common stock issued and outstanding.

Documents Incorporated by Reference     Portions of the registrant’s definitive proxy statements for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2016 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED DECEMBER 31, 2016

INDEX TO FORM 10-K

Item 1 — Business

Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s subsidiaries are:

1.

The Middlefield Banking Company (“MBC”, or the “Bank”), an Ohio-chartered commercial bank that began operations in 1901. MBC engages in a general commercial banking business in northeastern and central Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and the telephone number is (440) 632-1666.

2.

EMORECO Inc., an Ohio asset resolution corporation headquartered in Middlefield, Ohio. EMORECO engages in the resolution and disposition of troubled assets in central Ohio. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035.

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

On January 12, 2017, we completed our acquisition of Liberty Bank, N.A. ("Liberty"), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received $37.96 in cash or 1.1934 shares of Middlefield’s common stock in exchange for each share of Liberty common stock they owned immediately prior to the merger. Middlefield issued approximately 557,079 shares of its common stock in the merger and the aggregate merger consideration was approximately $43.1 million. Upon closing, Liberty was merged into MBC, and its three full-service bank offices, in Twinsburg, in northern Summit County, and in Beachwood and Solon in eastern Cuyahoga County, became offices of MBC. The systems integration of Liberty into MBC was completed in February.

Engaged in general commercial banking in northeastern and central Ohio, MBC offers these services principally to small and medium-sized businesses, professionals, small business owners, and retail customers. MBC has developed a marketing program to attract and retain consumer accounts and to match banking services and facilities with the needs of customers.

MBC’s loan products include operational and working capital loans, loans to finance capital purchases, term business loans, residential construction loans, selected guaranteed or subsidized loan programs for small businesses, professional loans, residential and mortgage loans, and consumer installment loans to make home improvements and to purchase automobiles, boats, and other personal expenditures. Although the bank makes agricultural loans, it currently has no significant agricultural loans.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. At December 31, 2016, EMORECO’s assets consist of one nonperforming loan and two OREO properties. According to Federal law governing bank holding companies, the real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Market Area MBC’s market area in northeastern Ohio consists principally of Cuyahoga, Geauga, Portage, Lake, Summit, Trumbull, and Ashtabula Counties. Benefitting from the area’s proximity to Cleveland and Warren, population and income levels have maintained steady growth over the years. MBC’s two central Ohio branches are located in Dublin, Sunbury and Westerville in Franklin County, north of Columbus.

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

Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:

•  the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

•  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board

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

•  the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

•  changes in consumer spending and saving habit

•  the volume of lending under the student loan program acquired in the merger with Liberty Bank, N.A.

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

Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2016, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $11.6 million.

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

	Loan Portfolio Composition at December 31,

	2016		2015		2014		2013		2012

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$60,630	9.95%	$42,536	7.97%	$34,928	7.42%	$54,498	12.51%	$62,188	15.23%
Real estate construction	23,709	3.89	22,137	4.15	30,296	6.44	25,601	5.88	22,522	5.51
Mortgage:
Residential	270,830	44.46	232,478	43.56	210,096	44.65	210,310	48.27	203,872	49.92
Commercial	249,490	40.96	231,701	43.41	190,685	40.52	141,171	32.40	115,734	28.34
Consumer installment	4,481	0.74	4,858	0.91	4,579	0.97	4,145	0.94	4,117	1.00

Total loans	609,140	100.00%	533,710	100.00%	470,584	100.00%	435,725	100.00%	408,433	100.00%
Less:
Allowance for loan and lease losses	6,598		6,385		6,846		7,046		7,779

Net loans	$602,542		$527,325		$463,738		$428,679		$400,654

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2016
	Commercial
	and	Real Estate	Mortgage		Consumer
(Dollars in thousands)	Industrial	Construction	Residential	Commercial	Installment	Total
Amount due:
In one year or less	$16,792	874	4,061	5,148	168	$27,043
After one year through five years	23,186	7,055	12,180	17,448	3,043	62,912
After five years	20,652	15,780	254,589	226,894	1,270	519,185

Total amount due	$60,630	$23,709	$270,830	$249,490	$4,481	$609,140

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2016 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2016 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial and industrial	$38,039	$22,591	$60,630
Real estate construction	3,551	20,158	23,709
Mortgage:
Residential	11,942	258,888	270,830
Commercial	57,599	191,891	249,490
Consumer installment	4,337	144	4,481

	$115,468	$493,672	$609,140

Residential Mortgage Loans A significant portion of the Bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, and Ashtabula Counties. Residential mortgage loans approximated $270.8 million or 44.5% of the Bank’s total loan portfolio at December 31, 2016.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 95.6% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2016 is adjustable rate. Generally, the Bank originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac guidelines, so as to permit their being sold to Freddie Mac. These loans are sold with servicing rights retained, and are sold in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

The Bank’s home equity Credit Policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Bank’s home equity loans generally have terms of 20 years.

At December 31, 2016, residential mortgage loans of approximately $4.0 million were over 90 days delinquent or non-accruing on that date, representing 1.5% of the residential mortgage loan portfolio. At December 31, 2015, residential mortgage loans of approximately $4.1 million were over 90 days delinquent or non-accruing on that date, representing 1.8% of the residential mortgage loan portfolio.

Commercial and Industrial Loans and Commercial Real Estate Loans

The Bank’s commercial loan services include:

•	accounts receivable, inventory and working capital loans	•	short-term notes
•	renewable operating lines of credit	•	selected guaranteed or subsidized loan programs for small businesses
•	loans to finance capital equipment	•	loans to professionals
•	term business loans	•	commercial real estate loans

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

At December 31, 2016 commercial and commercial real estate loans totaled $310.1 million, or 50.9% of the Bank’s total loan portfolio. At December 31, 2016, commercial and commercial real estate loans of approximately $1.9 million were over 90 days delinquent or non-accruing on that date, and represented 0.6% of the commercial and commercial real estate loan portfolios. At December 31, 2015, commercial and commercial real estate loans totaled $274.2 million, or 51.4% of the Bank’s total loan portfolio. At December 31, 2015, commercial and commercial real estate loans of approximately $3.3 million were over 90 days delinquent or non-accruing on that date, and represented 1.2% of the commercial and commercial real estate loan portfolios.

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

At December 31, 2016, real estate construction loans totaled $23.7 million, or 3.9% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date. At December 31, 2015, real estate construction loans totaled $22.1 million, or 4.1% of the Bank’s total loan portfolio. Real estate construction loans of approximately $0.1 million were over 90 days delinquent or non-accruing on that date, representing 0.6% of the real estate construction loan portfolio.

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

At December 31, 2016, the Bank had approximately $4.5 million in its consumer installment loan portfolio, representing 0.7% of total loans. At December 31, 2015, the Bank had approximately $4.9 million in its consumer installment loan portfolio, representing 0.9% of total loans.

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

Mortgage Banking Activity The Bank originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2016, the Bank recorded gains of $0.4 million on the sale of $19.7 million in loans receivable originated for sale. During the year ended December 31, 2015, the Bank recorded gains of $0.3 million on the sale of $17.6 million in loans receivable originated for sale. The sold loans were sold on a servicing retained basis to Freddie Mac.

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

Student Lending Through its merger with Liberty Bank, N.A., on January 12, 2017, MBC has acquired Liberty’s private student loan business, which provides qualified borrowers nationwide with the ability to finance the costs associated with obtaining their undergraduate or graduate degrees and to refinance their existing student loans. Pursuant to loan origination agreements with student loan origination and servicing companies, MBC will make student loans to qualified students and sell those loans, without recourse and with servicing released, into the secondary market. This “originate-to-sell” model allows the Bank to enhance its liquidity, making credit more widely available while transferring the risk of non-payment to third parties. During the years ended December 31, 2016 and 2015, Liberty Bank, N.A. originated $259.0 million and $43.7 million, respectively, in student loans. We anticipate continuing the student loan program but can give no assurance that MBC will originate student loans at equivalent levels.

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

As of December 31, 2016, 2015, 2014, 2013 and 2012 consolidated classified loans were as follows:

	Classified Loans at December 31,

	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$5,657	0.93%	$5,297	0.99%	$4,987	1.06%	$4,685	1.08%	$3,364	0.82%
Substandard	11,777	1.93%	15,586	2.92%	16,211	3.44%	19,328	4.44%	26,459	6.48%
Doubtful	0	0.00%	130	0.02%	627	0.13%	43	0.01%	59	0.01%

Total amount due	$17,434	2.86%	$21,013	3.93%	$21,825	4.63%	$24,056	5.53%	$29,882	7.31%

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

The following table exhibits the consolidated amortized cost and fair value of the Bank’s investment portfolio:

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2016		2015		2014
	Amortized		Amortized		Amortized
(Dollars in thousands)	cost	Fair value	cost	Fair value	cost	Fair value

Available for Sale:
U.S. Government agency securities	$10,158	$10,236	$21,655	$21,629	$23,035	$22,896
Obligations of states and political subdivisions:
Taxable	1,615	1,740	1,989	2,123	2,953	3,179
Tax-exempt	78,327	79,483	91,940	95,167	91,916	95,166
Mortgage-backed securities in government- sponsored entities	20,128	20,069	24,480	24,524	29,150	29,391
Private-label mortgage-backed securities	1,579	1,709	2,079	2,263	2,672	2,919
Equity securities in financial institutions	750	1,139	750	814	750	783

Total Investment Securities	$112,557	$114,376	$142,893	$146,520	$150,476	$154,334

 The contractual maturity of investment debt securities is as follows:

	December 31, 2016
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
U.S. Government agency securities	-	-	2,000	1.38%	$0	0.00%	8,158	3.18%	10,158	2.83%	$10,236
Obligations of states and political subdivisions:
Taxable	-	-	-	-	1,615	5.24%	-	-	1,615	5.24%	1,740
Tax-exempt **	3,626	3.92%	7,487	3.75%	10,025	3.79%	57,189	3.17%	78,327	3.34%	79,483
Mortgage-backed securities in government-sponsored entities	-	-	-	-	230	3.12%	19,898	2.47%	20,128	2.47%	20,069
Private-label mortgage-backed securities	56	5.53%	-	0.00%	-	-	1,523	4.53%	1,579	4.56%	1,709

Total	$3,682	3.94%	$9,487	3.25%	$11,870	3.97%	86,768	3.04%	111,807	3.18%	$113,237
** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2016, the Bank also held 22,038 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock at December 31, 2015 was $1.9 million.

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

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2016, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$13,079	13.58%
Beyond three but within six months	11,886	12.35%
Beyond six but within twelve months	14,905	15.48%
Beyond one year	56,410	58.59%

Total	$96,280	100.00%

Borrowings Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2016, MBC had $66.2 million of FHLB borrowings outstanding. The Company’s subsidiary bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, 2016 and 2015, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2016	2015

Balance at year-end	$68,359	$35,825
Average balance outstanding	37,130	11,768
Maximum month-end balance	68,359	35,825
Weighted-average rate at year-end	0.61%	1.37%
Weighted-average rate during the year	0.89%	1.65%

Personnel

As of December 31, 2016, the Bank had 139 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

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

The Federal Reserve will not approve an acquisition, merger, or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in satisfying the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial 0 in its review of acquisitions and mergers.

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

A bank’s capital hedges its risk exposure, absorbing losses that can be predicted as well as losses that cannot be predicted. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital with phased-in effectiveness that began in January 2016 at 0.625% of risk-weighted assets and increasing by that amount each year until fully implemented in January 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. The FDIC may establish greater minimum capital requirements for specific institutions.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2016, the Company was in compliance with all regulatory capital requirements.

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

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiary.

	As of December 31, 2016
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.46%	13.03%	13.03%	14.25%
Middlefield Banc Corp.	9.27%	13.07%	13.07%	15.75%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

New Capital Rules On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

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

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 day past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for the bank on January 1, 2015. The capital conservation buffer requirement is being phased in effective January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

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

A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Until the anniversary of the January 12, 2017 merger of Liberty Bank into The Middlefield Banking Company, The Middlefield Banking Company cannot pay a dividend to Middlefield Banc Corp. without advance approval of the Ohio Division of Financial Institutions.

The Dodd-Frank Act The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) became law on July 21, 2010. The DFA includes corporate governance and executive compensation reforms, new registration requirements for hedge fund and private equity fund advisers, increased regulation of over-the-counter derivatives and asset-backed securities, and new rules for credit rating agencies. The DFA includes these provisions –

•

Title X established an independent Federal regulatory body within the Federal Reserve System. Dedicated exclusively to consumer protection and known as the Consumer Financial Protection Bureau, this regulatory body has responsibility for most consumer protection laws, with rulemaking, supervisory, examination, and enforcement authority.

•	section 171 restricted the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities are no longer eligible for treatment as Tier 1 capital.

•	under section 334 the FDIC’s minimum reserve ratio is to be increased from 1.15% to 1.35%, with the goal of attaining that 1.35% level by September 30, 2020; however, financial institutions with assets of less than $10 billion are exempt from the cost of the increase. The DFA also removes the upper limit on the designated reserve ratio, which was formerly capped at 1.5%, removing the upper limit on the size of the insurance fund as a consequence. The DFA gives the FDIC much greater discretion to manage its insurance fund reserves, including where to set the insurance fund’s designated reserve ratio.

•	the deposit insurance cover limit was increased to $250,000 by section 335.

•	section 627 repealed the longstanding prohibition against financial institutions paying interest on checking accounts.

•

section 331 changed the way deposit insurance premiums are calculated by the FDIC as well. That is, deposit insurance premiums are calculated based upon an institution’s so-called assessment base. Until the DFA became law, the assessment base consisted of an institution’s deposit liabilities. Section 331, however, makes clear that the assessment base shall now be the difference between total assets and tangible equity. In other words, the assessment base takes account of all liabilities, not merely deposit liabilities.

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

The DFA created a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which has rulemaking, supervisory, and enforcement powers under specific federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, and Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act. In addition to giving the CFPB responsibility for these specific statutes, the DFA grants to the CFPB broad authority to prohibit the offering by banks of consumer financial products or engaging in acts or practices that the CFPB considers to be unfair, deceptive, or abusive. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets, not smaller institutions. However, smaller institutions are subject to CFPB rules. In addition, the standards established by the CFPB for large institutions have applied in practice to smaller institutions as well. The DFA does not prevent states from adopting consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Although we believe the majority of our mortgage originations are prime qualified mortgages, the ability-to-repay rule creates a new basis for challenge by regulators and by consumers. In addition, the CFPB’s mission is consumer protection, not lender safety and soundness, and for that reason the CFPB wrote the ability-to-repay rule with the goal of preventing consumers from being steered by lenders into expensive and unsustainable borrowing, rather than with the goal of assuring actual loan repayment. Accordingly, typical credit-quality features such as LTV standards are not part of the ability-to-repay rule, and it will not necessarily be the case that qualified mortgages have a higher probability or history of repayment than other mortgages. Compliance with the ability-to-repay rules has increased community banks’ compliance costs, including our own.

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

The FDIC is able to assess higher rates to institutions with a significant reliance on secured liabilities or a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.

Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category (“well capitalized” and CAMELS I or II) and up to 30 to 45 basis points for banks in the highest risk category.

Effective July 1, 2016, the FDIC changed the way established small banks are assessed for deposit insurance. The FDIC has eliminated the risk categories for banks, such as the Bank, that have been FDIC insured for at least five years and have less than $10 billion in total assets, and assessments are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) for established small banks with CAMELS I or II ratings has been reduced to 1.5 to 16 basis points and the maximum assessment rate for established small banks with CAMELS III through V ratings is 30 basis points.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

These measures are intended merely to enable the banking agencies to identify institutions that could have an excessive commercial real estate lending concentration, potentially requiring close supervision to ensure that the institutions have sound risk management practices in place. Conversely, these measures do not imply that banks are authorized by the December 2006 guidance to accumulate a commercial real estate lending concentration up to the 100% and 300% thresholds.

Corporate Governance and Compensation The Federal banking agencies jointly published their final Guidance on Sound Incentive Compensation Policies in June of 2010. The goal of the guidance is to enable financial organizations to manage the safety and soundness risks of incentive compensation arrangements and to assist banks and bank holding companies with identification of improperly structured compensation arrangements. To ensure that incentive compensation arrangements do not encourage employees to take excessive risks that undermine safety and soundness, the incentive compensation guidance sets forth these key principles –

•

incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk,

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

Cybersecurity Recent statements by federal regulators regarding cybersecurity indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing Internet-based services of the financial institution. Financial institution management is also expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Bank fails to observe regulatory guidance regarding appropriate cybersecurity safeguards we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data. The Bank employs an in-depth, layered, defensive approach that incorporates security processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Bank’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Bank and its clients.

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

Fair Housing Act. The Fair Housing Act makes it unlawful for a residential mortgage lender to discriminate against any person because of race, color, religion, national origin, sex, handicap, or familial status. A number of lending practices have been held by the courts to be illegal under the Fair Housing Act, including some practices that are not specifically mentioned in the Fair Housing Act.

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2016, MBC could have declared dividends of approximately $8.5 million in the aggregate to the Company, assuming the ODFI did not object. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. Until January 20, 2019, MBC cannot pay dividends to the Company unless MBC first obtains approval of the ODFI.

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

Liberty Risk Factor

It may be difficult to integrate the business of Liberty, N.A. and we may fail to realize all of the anticipated benefits of the acquisition of Liberty N.A. If our costs to integrate the business of Liberty into our existing operations are greater than anticipated or we are not able to achieve the anticipated benefits of the merger, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, loss of customers, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources.

Item 1B — Unresolved Staff Comments

     Not applicable

Item 2 — Properties

     The Bank’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street	Geauga	Owned
Middlefield, Ohio

Branches :
West Branch	Geauga	Owned
15545 West High Street
Middlefield, Ohio

Garrettsville Branch	Portage	Owned
8058 State Street
Garrettsville, Ohio

Mantua Branch	Portage	Leased	three-year lease renewed in November 2016, with option to
10519 South Main Street			renew for four additional consecutive three-year terms
Mantua, Ohio

Chardon Branch	Geauga	Owned
348 Center Street
Chardon, Ohio

Orwell Branch	Ashtabula	Owned
30 South Maple Avenue
Orwell, Ohio

Newbury Branch	Geauga	Leased	ten-year lease dated December 2006, with option to renew
11110 Kinsman Road			for four additional consecutive five-year terms; lease
Newbury, Ohio			renewed in December 2016 for five years

Cortland Branch	Trumbull	Owned
3450 Niles Cortland Road
Cortland, Ohio

Dublin Branch	Franklin	Leased	twenty-year lease dated February 2004, with the option to
6215 Perimeter Drive			purchase after the tenth year
Dublin, OH

Westerville Branch	Franklin	Owned
17 North State Street
Westerville, OH

Administrative Offices:	Geauga	Owned
15200 Madison Road Suite 108
Middlefield, Ohio 44062

Mentor Loan Production Office	Lake	Leased	one-year lease dated September 2015, with the option to
8353 Mentor Avenue			renew for two additional one-year terms
Mentor, OH 44060

Sunbury Branch	Delaware	Leased	five-year lease dated July 1, 2016, with the option
492 West Cherry Street			to renew for two additional five-year terms
Sunbury, OH

At December 31, 2016 the net book value of the Bank’s investment in premises and equipment totaled $11.2 million.

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

Item 4 — Mine Safety Disclosures

Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2016 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under “Supervision and Regulation.”

Item 6 — Selected Financial Data

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis” in the Company’s 2016 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2016 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers of the Registrant, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 13 — Certain Relationships, Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016:
Report of Independent Registered Public Accounting firm
Consolidated Balance Sheets
Consolidated Statement of Income
Consolidated Statement of Comprehensive Income
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statement of Cash Flows
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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	[reserved]

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2014 Award Summary	Incorporated by reference to Exhibit 10.22.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on April 17, 2014

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	[reserved]

10.27	[reserved]

10.28	[reserved]

13	Portions of Annual Report to Shareholders for the year ended December 31, 2016 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

* management contract or compensatory plan or arrangement

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

None.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.
By:	/s/ Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer
Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 10, 2017
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 10, 2017
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 10, 2017
Carolyn J. Turk, Chairman of the Board

/s/ Eric W. Hummel	March 10, 2017
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 10, 2017
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 10, 2017
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 10, 2017
James J. McCaskey, Director

/s/ William J. Skidmore	March 10, 2017
William J. Skidmore, Director

/s/ Robert W. Toth	March 10, 2017
Robert W. Toth, Director

/s/ Clayton W. Rose, III	March 10, 2017
Clayton W. Rose, III, Director

/s/ Darryl E. Mast	March 10, 2017
Darryl E. Mast, Director

/s/ Thomase W. Bevan	March 10, 2017
Thomas W. Bevan, Director

/s/ William A. Valerian	March 10, 2017
William A. Valerian, Director