Form 10-Q
period 2017-03-31
MIDDLEFIELD BANC CORP
filed 2017-05-15
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number      001-36613

Middlefield Banc. Corp.
(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1585111
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

15985 East High Street, Middlefield, Ohio	44062-0035
Address of Principal Executive Offices	Zip Code

440-632-1666
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock, without par value

Outstanding at May 15, 2017: 3,204,858

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Cash and due from banks	$61,364	$31,395
Federal funds sold	1,000	1,100
Cash and cash equivalents	62,364	32,495
Investment securities available for sale, at fair value	110,452	114,376
Loans held for sale	9,462	634
Loans	837,158	609,140
Less allowance for loan and lease losses	6,720	6,598
Net loans	830,438	602,542
Premises and equipment, net	11,481	11,203
Goodwill	15,646	4,559
Core deposit intangibles	3,051	36
Bank-owned life insurance	15,334	13,540
Other real estate owned	1,634	934
Accrued interest and other assets	9,605	7,502

TOTAL ASSETS	$1,069,467	787,821

LIABILITIES
Deposits:
Noninterest-bearing demand	$162,614	$133,630
Interest-bearing demand	94,605	59,560
Money market	162,843	74,940
Savings	183,845	172,370
Time	243,944	189,434
Total deposits	847,851	629,934
Short-term borrowings	76,213	68,359
Other borrowings	39,388	9,437
Accrued interest and other liabilities	6,700	3,131
TOTAL LIABILITIES	970,152	710,861

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,189,722 and 2,640,418 shares issued; 2,803,557 2,254,253 shares outstanding	69,123	47,943
Retained earnings	42,678	41,334
Accumulated other comprehensive income	1,032	1,201
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	99,315	76,960

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,069,467	$787,821

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,180	$6,173
Interest-bearing deposits in other institutions	49	12
Federal funds sold	3	4
Investment securities:
Taxable interest	218	340
Tax-exempt interest	637	790
Dividends on stock	112	29
Total interest and dividend income	10,199	7,348

INTEREST EXPENSE
Deposits	1,125	855
Short-term borrowings	177	120
Other borrowings	83	17
Trust preferred securities	57	33
Total interest expense	1,442	1,025

NET INTEREST INCOME	8,757	6,323

Provision for loan losses	165	105

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,592	6,218

NONINTEREST INCOME
Service charges on deposit accounts	469	447
Investment securities gains, net	488	51
Earnings on bank-owned life insurance	109	99
Gain on sale of loans	234	87
Other income	211	225
Total noninterest income	1,511	909

NONINTEREST EXPENSE
Salaries and employee benefits	3,696	2,780
Occupancy expense	488	335
Equipment expense	281	269
Data processing costs	484	272
Ohio state franchise tax	186	100
Federal deposit insurance expense	68	132
Professional fees	596	292
(Gain) loss on other real estate owned	(78)	12
Advertising expense	248	195
Other real estate expense	133	46
Directors fees	112	107
Core deposit intangible amortization	72	10
Appraiser fees	102	101
ATM fees	76	96
Other expense	803	591
Total noninterest expense	7,267	5,338

Income before income taxes	2,836	1,789
Income taxes	736	302

NET INCOME	$2,100	$1,487

EARNINGS PER SHARE
Basic	$0.78	$0.79
Diluted	0.78	0.79

DIVIDENDS DECLARED PER SHARE	$0.27	$0.27

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$2,100	$1,487

Other comprehensive income:
Net unrealized holding gain on available-for-sale securities	231	547
Tax effect	(78)	(187)

Reclassification adjustment for investment securities gains included in net income	(488)	(51)
Tax effect	166	17

Total other comprehensive income (loss)	(169)	326

Comprehensive income	$1,931	$1,813

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2016	$47,943	$41,334	$1,201	$(13,518)	$76,960

Net income		2,100			2,100
Other comprehensive income			(169)		(169)
Common stock issuance (546,107 shares)	21,048				21,048
Dividend reinvestment and purchase plan (3,197 shares)	132				132
Cash dividends ($0.27 per share)		(756)			(756)

Balance, March 31, 2017	$69,123	$42,678	$1,032	$(13,518)	$99,315

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,100	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165	105
Investment securities gain, net	(488)	(51)
Depreciation and amortization	308	231
Amortization of premium and discount on investment securities	124	107
Accretion of deferred loan fees, net	(185)	(71)
Origination of loans held for sale	(4,562)	(3,356)
Proceeds from sale of loans	1,921	4,374
Gain on sale of loans	(234)	(87)
Earnings on bank-owned life insurance	(109)	(99)
Deferred income tax	(1,116)	(218)
(Gain) loss on other real estate owned	(78)	12
Other real estate owned writedowns	22	24
Increase in accrued interest receivable	(199)	(263)
Decrease in accrued interest payable	(14)	(6)
Amorization of core deposit intangibles	72	40
Other, net	547	(203)
Net cash (used in) provided by operating activities	(1,726)	2,026

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	3,544	4,822
Proceeds from sale of securities	-	1,322
Purchases	-	(1,744)
(Increase) decrease in loans, net	(34,533)	3,215
Proceeds from the sale of other real estate owned	333	6
Purchase of bank-owned life insurance	(4)	-
Purchase of premises and equipment	(179)	(18)
Purchase of restricted stock	(899)	-
Redemption of restricted stock	795	-
Acquisition, net of cash paid	5,431	-
Net cash (used in) provided by investing activities	(25,512)	7,603

FINANCING ACTIVITIES
Net increase in deposits	19,873	6,959
Increase (decrease) in short-term borrowings, net	7,854	(9,701)
Repayment of other borrowings	(49)	(64)
Proceeds from other borrowings	30,000	-
Common stock issued	53	29
Proceeds from dividend reinvestment and purchase plan	132	125
Cash dividends	(756)	(507)
Net cash provided by (used in) financing activities	57,107	(3,159)

Increase in cash and cash equivalents	29,869	6,470

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,495	23,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,364	$30,220

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,456	$1,031
Income taxes	-	375

Noncash investing transactions:
Transfers from loans to other real estate owned	$977	$77
Common stock issued in business acquisition	20,995	-

See accompanying notes to unaudited consolidated financial statements.

SUPPLEMENTAL INFORMATION (continued)
Acquisition of Liberty Bank
Non-cash assets acquired
Loans	$194,320
Loans held for sale	5,953
Premises and equipment, net	325
Accrued interest receivable	440
Bank-owned life insurance	1,681
Core deposit intangible	3,087
Deferred tax asset	(1,104)
Other assets	997
Goodwill	11,087
216,786
Liabilities assumed
Time deposits	(30,744)
Deposits other than time deposits	(167,300)
Accrued interest payable	(47)
Other liabilities	(3,131)
(201,222)

Net non-cash assets acquired	$15,564

Cash and cash equivalents acquired	$5,431

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC”), and a nonbank asset resolution subsidiary, EMORECO, Inc. All significant inter-company items have been eliminated.

On January 12, 2017, the Company completed its acquisition of Liberty Bank, N.A. ("Liberty"), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received $37.96 in cash or 1.1934 shares of Middlefield’s common stock in exchange for each share of Liberty common stock they owned immediately prior to the merger. Middlefield issued 544,610 shares of its common stock in the merger and the aggregate merger consideration was approximately $42.2 million. Upon closing, Liberty was merged into MBC, and its three full-service bank offices, in Twinsburg, in northern Summit County, and in Beachwood and Solon in eastern Cuyahoga County, became offices of MBC. The systems integration of Liberty into MBC was completed in February.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U.S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2016. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements –

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosure to be provided at adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that are deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which represents changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This Update adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically, this announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate Updates that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those Updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the Updates referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trust. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of March 31, 2017 and 2016.

Stock option activity during the three months ended March 31 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2017	Price	2016	Price

Outstanding, January 1	29,324	$19.50	31,949	$25.03
Exercised	(1,562)	34.34	-	-

Outstanding, March 31	27,762	$23.07	31,949	$25.03

Exercisable, March 31	27,762	$23.07	31,949	$25.03

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

	For the Three
	Months Ended
	March 31,
	2017	2016
Weighted-average common shares outstanding	3,065,981	2,264,342

Average treasury stock shares	(386,165)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	2,679,816	1,878,177

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	12,199	8,766

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	2,692,015	1,886,943

Options to purchase 27,762 shares of common stock, at prices ranging from $17.55 to $37.48, were outstanding during the three months ended March 31, 2017. Of those options, 27,762 were considered dilutive for the three-month period based on the market price exceeding the strike price and no options were anti-dilutive.

Options to purchase 31,949 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three months ended March 31, 2016. Of those options, 7,249 were not included in the calculation of diluted earnings per share because they were anti-dilutive.

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

		March 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$9,827	$-	$9,827
Obligations of states and political subdivisions	-	79,697	-	79,697
Mortgage-backed securities in government-sponsored entities	-	19,036	-	19,036
Private-label mortgage-backed securities	-	1,602	-	1,602
Total debt securities	-	110,162	-	110,162
Equity securities in financial institutions	-	290	-	290
Total	$-	$110,452	$-	$110,452

		December 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$10,236	$-	$10,236
Obligations of states and political subdivisions	-	81,223	-	81,223
Mortgage-backed securities in government-sponsored entities	-	20,069	-	20,069
Private-label mortgage-backed securities	-	1,709	-	1,709
Total debt securities	-	113,237	-	113,237
Equity securities in financial institutions	-	1,139	-	1,139
Total	$-	$114,376	$-	$114,376

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

Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table below as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table below as it is not currently being carried at its fair value. The fair values below excluded estimated selling costs of $280,600 at March 31, 2017.

Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table below. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the table below as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the table below as Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

		March 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$585	$585
Other real estate owned	-	-	27	27

		December 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$6,498	$6,498
Other real estate owned	-	-	511	511

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2017
Impaired loans	$585	Appraisal of collateral (1)	Appraisal adjustments (2)	3.5%	to	8.3% (5.6%)
Other real estate owned	$27	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	10.0%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$4,928	Discounted cash flow	Discount rate	3.1%	to	7.0% (5.1%)
	1,570	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	59.7% (28.2%)
Other real estate owned	$511	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0

(1)

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less any associated allowance.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2017
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$62,364	$62,364	$-	$-	$62,364
Investment securities Available for sale	110,452	-	110,452	-	110,452
Loans held for sale	9,462	8,328	1,134	-	9,462
Net loans	830,438	-	-	834,096	834,096
Bank-owned life insurance	15,334	15,334	-	-	15,334
Federal Home Loan Bank stock	3,589	3,589	-	-	3,589
Accrued interest receivable	3,068	3,068	-	-	3,068

Financial liabilities:
Deposits	$847,851	$603,907	$-	$205,035	$808,942
Short-term borrowings	76,213	76,213	-	-	76,213
Other borrowings	39,388	-	-	16,565	16,565
Accrued interest payable	427	427	-	-	427

	December 31, 2016
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$32,495	$32,495	$-	$-	$32,495
Investment securities Available for sale	114,376	-	114,376	-	114,376
Loans held for sale	634	-	634	-	634
Net loans	602,542	-	-	604,447	604,447
Bank-owned life insurance	13,540	13,540	-	-	13,540
Restricted stock	2,204	2,204	-	-	2,204
Accrued interest receivable	2,426	2,426	-	-	2,426

Financial liabilities:
Deposits	$629,934	$440,500	$-	$189,871	$630,371
Short-term borrowings	68,359	68,359	-	-	68,359
Other borrowings	9,437	-		9,512	9,512
Accrued interest payable	395	395	-	-	395

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2017 and 2016, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities (a)
Balance as of December 31, 2016	$1,201
Other comprehensive income before reclassification	153
Amount reclassified from accumulated other comprehensive income	(322)
Period change	(169)
Balance at March 31, 2017	$1,032

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2015	$2,395
Other comprehensive income before reclassification	360
Amount reclassified from accumulated other comprehensive income	(34)
Period change	326
Balance at March 31, 2016	$2,721

(a) All amounts are net of tax. Amounts in parentheses indicate debits to net income

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016, respectively:

	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Affected Line Item in the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	March 31, 2017	March 31, 2016	Presented
Unrealized gains on available-for-sale securities
	$488	$51	Investment securities gains, net
	(166)	(17)	Income taxes
	$322	$34	Net of tax

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$9,732	$167	$(72)	$9,827
Obligations of states and political subdivisions:
Taxable	1,614	129	(3)	1,740
Tax-exempt	76,804	1,658	(505)	77,957
Mortgage-backed securities in government-sponsored entities	19,091	172	(227)	19,036
Private-label mortgage-backed securities	1,479	123	-	1,602
Total debt securities	108,720	2,249	(807)	110,162
Equity securities in financial institutions	170	120	-	290
Total	$108,890	$2,369	$(807)	$110,452

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$10,158	$174	$(96)	$10,236
Obligations of states and political subdivisions:
Taxable	1,615	129	(4)	1,740
Tax-exempt	78,327	1,678	(522)	79,483
Mortgage-backed securities in				-
government-sponsored entities	20,128	202	(261)	20,069
Private-label mortgage-backed securities	1,579	130	-	1,709
Total debt securities	111,807	2,313	(883)	113,237
Equity securities in financial institutions	750	389	-	1,139
Total	$112,557	$2,702	$(883)	$114,376

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in thousands)	Amortized Cost	Fair Value

Due in one year or less	$3,922	$3,975
Due after one year through five years	9,224	9,527
Due after five years through ten years	11,400	11,793
Due after ten years	84,174	84,867

Total	$108,720	$110,162

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three months ended March 31 are as follows:

	For the Three Months
(Dollar amounts in thousands)	Ended March 31,
	2017	2016
Proceeds from sales	$-	$1,322
Gross realized gains	488	51
Gross realized losses	-	-

Investment securities with an approximate carrying value of $58.4 million and $60.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure deposits and other purposes as required by law. Pledged cash with a carrying value of $4.5 million at March 31, 2017 was also pledged to secure deposits and other purposes as required by law.

Prior to the acquisition of Liberty Bank, N.A., the Company had a previously held equity interest in Liberty which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000, which was recorded in Investment Securities Gains on the consolidated Income Statement for the three months ended March 31, 2017.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,723	$(35)	$1,364	$(37)	$5,087	$(72)
Obligations of states and political subdivisions
Taxable	506	(3)	-	-	506	(3)
Tax-exempt	22,979	(505)	-	-	22,979	(505)
Mortgage-backed securities in government-sponsored entities	9,432	(114)	4,401	(113)	13,833	(227)
Total	$36,640	$(657)	$5,765	$(150)	$42,405	$(807)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,803	$(47)	$1,316	$(49)	$5,119	$(96)
Obligations of states and politcal subdivisions
Taxable	502	(4)	-	-	502	(4)
Tax-exempt	23,554	(522)	-	-	23,554	(522)
Mortgage-backed securities in government-sponsored entities	9,066	(126)	4,438	(135)	13,504	(261)
Total	$36,925	$(699)	$5,754	$(184)	$42,679	$(883)

There were 67 securities considered temporarily impaired at March 31, 2017.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for more than 98.3% of the total available-for-sale portfolio as of March 31, 2017 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2017 and 2016, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2017 or December 31, 2016 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2017	2016

Commercial and industrial	$91,777	$60,630
Real estate - construction	29,238	23,709
Real estate - mortgage:
Residential	300,508	270,830
Commercial	395,102	249,490
Consumer installment	20,533	4,481
	837,158	609,140
Less: Allowance for loan and lease losses	6,720	6,598

Net loans	$830,438	$602,542

The amounts above include deferred loan origination costs of $3.2 million and $1.7 million at March 31, 2017 and December 31, 2016, respectively.

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, eastern Geauga County, and contiguous counties to the north, east, and south. The Company also serves the central Ohio market with offices in Dublin, Sunbury and Westerville, Ohio. The Northeastern Ohio trade area includes the newly acquired Liberty locations in Beachwood, Twinsburg, and Solon, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
March 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,553	$706	$3,049	$6,967	$4	$12,279
Collectively evaluated for impairment	90,224	28,532	297,459	388,135	20,529	824,879
Total loans	$91,777	$29,238	$300,508	$395,102	$20,533	$837,158

			Real estate- Mortgage
December 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,190	$913	$3,135	$7,187	$5	$12,430
Collectively evaluated for impairment	59,440	22,796	267,695	242,303	4,476	596,710
Total loans	$60,630	$23,709	$270,830	$249,490	$4,481	$609,140

			Real Estate- Mortgage
March 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$237	$-	$104	$188	$-	$529
Collectively evaluated for impairment	379	186	2,419	3,190	17	6,191
Total ending allowance balance	$616	$186	$2,523	$3,378	$17	$6,720

			Real Estate- Mortgage
December 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$-	$251	$186	$-	$527
Collectively evaluated for impairment	358	172	2,567	2,949	25	6,071
Total ending allowance balance	$448	$172	$2,818	$3,135	$25	$6,598

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increase in the allowance for loan loss for C&I, Real Estate Construction, and CRE loan portfolios were partially offset by decreases in the allowance for the Residential and Consumer Installment loan portfolios.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2017
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$488	485	-
Real estate - construction	706	675	-
Real estate - mortgage:
Residential	2,296	2,286	-
Commercial	1,616	1,610	-
Consumer installment	4	4	-
Total	$5,110	$5,060	$-

With an allowance recorded:
Commercial and industrial	$1,065	1,060	237
Real estate - construction	-	-	-
Real estate - mortgage:
Residential	753	749	104
Commercial	5,351	5,319	188
Total	$7,169	$7,128	$529

Total:
Commercial and industrial	$1,553	$1,545	$237
Real estate - construction	706	675	-
Real estate - mortgage:
Residential	3,049	3,035	104
Commercial	6,967	6,929	188
Consumer installment	4	4	-
Total	$12,279	$12,188	$529

December 31, 2016
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$319	$318	$-
Real estate - construction	913	909	-
Real estate - mortgage:
Residential	2,142	2,140	-
Commercial	2,031	2,027	-
Total	$5,405	$5,394	$-

With an allowance recorded:
Commercial and industrial	$871	$868	$90
Real estate - construction	-	-	-
Real estate - mortgage:
Residential	993	991	251
Commercial	5,156	5,147	186
Consumer installment	5	5	-
Total	$7,025	$7,011	$527

Total:
Commercial and industrial	$1,190	$1,186	$90
Real estate - construction	913	909	-
Real estate - mortgage:
Residential	3,135	3,131	251
Commercial	7,187	7,174	186
Consumer installment	5	5	-
Total	$12,430	$12,405	$527

The tables above include troubled debt restructuring totaling $1.7 million at March 31, 2017 and $6.7 million as of December 31, 2016.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2017
	Average Recorded	Interest Income
	Investment	Recognized
Total:
Commercial and industrial	$1,372	$84
Real estate - construction	810	-
Real estate - mortgage:
Residential	3,092	22
Commercial	7,077	88
Consumer installment	5	-
	$12,356	$194

	For the Three Months Ended March 31, 2016
	Average Recorded	Interest Income
	Investment	Recognized
Total:
Commercial and industrial	$1,337	$13
Real estate - construction	1,620	25
Real estate - mortgage:
Residential	3,983	36
Commercial	7,719	123
Consumer installment	6	-
	$14,665	$197

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
March 31, 2017

Commercial and industrial	$85,248	$2,051	$4,478	$-	$91,777
Real estate - construction	29,215	-	23	-	29,238
Real estate - mortgage:
Residential	294,284	568	5,656	-	300,508
Commercial	386,346	3,844	4,912	-	395,102
Consumer installment	20,526	-	7	-	20,533
Total	$815,619	$6,463	$15,076	$-	$837,158

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
December 31, 2016

Commercial and industrial	$58,539	$663	$1,428	$-	$60,630
Real estate - construction	23,541	144	24	-	23,709
Real estate - mortgage:
Residential	264,481	428	5,921	-	270,830
Commercial	240,678	4,422	4,390	-	249,490
Consumer installment	4,467	-	14	-	4,481
Total	$591,706	$5,657	$11,777	$-	$609,140

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
March 31, 2017

Commercial and industrial	$90,236	$1,325	$9	$207	$1,541	$91,777
Real estate - construction	29,238	-	-	-	-	29,238
Real estate - mortgage:
Residential	296,786	2,767	454	501	3,722	300,508
Commercial	394,255	361	30	456	847	395,102
Consumer installment	20,503	17	13	-	30	20,533
Total	$831,018	$4,470	$506	$1,164	$6,140	$837,158

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2016

Commercial and industrial	$60,407	$17	$2	$204	$223	$60,630
Real estate - construction	23,709	-	-	-	-	23,709
Real estate - mortgage:
Residential	268,041	1,909	207	673	2,789	270,830
Commercial	249,081	92	-	317	409	249,490
Consumer installment	4,465	-	10	6	16	4,481
Total	$605,703	$2,018	$219	$1,200	$3,437	$609,140

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

March 31, 2017		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$410	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,145	35
Commercial	1,990	-
Consumer installment	-	-
Total	$6,545	$35

December 31, 2016		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$454	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,034	-
Commercial	1,409	-
Consumer installment	6	-
Total	$5,903	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $462,000 for the three months ended March 31, 217 and $309,000 for the year ended December 31, 2016.

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

The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALLL analysis.  Management tracks the historical net charge-off activity at the purpose code level. The historical charge-off factor was calculated using the last twelve consecutive historical quarters.

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2016	$448	$172	$2,818	$3,135	$25	$6,598
Charge-offs	(20)	-	(68)	(19)	(101)	(208)
Recoveries	78	17	7	-	63	165
Provision	110	(3)	(234)	262	30	165
ALLL balance at March 31, 2017	$616	$186	$2,523	$3,378	$17	$6,720

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2015	$867	$276	$3,139	$2,078	$25	$6,385
Charge-offs	(120)	-	(42)	-	(15)	(177)
Recoveries	37	-	4	-	3	44
Provision	(201)	(29)	(385)	705	15	105
ALLL balance at March 31, 2016	$583	$247	$2,716	$2,783	$28	$6,357

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	March 31, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$50	$50
Residential real estate	2	-	2	36	36

	For the Three Months Ended
	March 31, 2016
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$33	$33
Residential real estate	2	-	2	74	74
Commercial real estate	2	-	2	581	581

The following tables summarizes subsequent defaults of troubled debt restructurings (in thousands):

	For the Three Months Ended
	March 31, 2017
Troubled Debt Restructurings	Number of	Recorded
subsequently defaulted	Contracts	Investment
Residential real estate	1	$33

There were no subsequent defaults of troubled debt restructurings for the three months ended March 31, 2016.

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. At March 31, 2017 and December 31, 2016, there was $1.6 million and $934,000 of OREO, respectively. As of March 31, 2017, there were no formal foreclosure proceedings in process.

NOTE 9 – BUSINESS ACQUISITION

In the second quarter of 2016, the Company announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interest of Liberty Bank for cash and stock. Liberty was an Ohio bank that conducted its business from a main office in Beachwood, Ohio with branches in Twinsburg and Solon, Ohio.

The transaction closed on January 12, 2017, with Liberty having been merged into Middlefield Bank, with Middlefield Bank as the surviving entity. The acquisition established the Company’s presence in Cuyahoga and Summit Counties.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Liberty for a total purchase price of $42.2 million.  As a result of the acquisition, the Company issued 544,610 common shares and $21.2 million in cash to the former shareholders of Liberty Bank. The shares were issued with a value of $38.55 per share, which was the closing price of the Company’s stock on January 12, 2017. Prior to the acquisition the Company had a previously held equity interest in Liberty Bank which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000, which was recorded in the Investment Securities Gains – Taxable Interest line on the consolidated Income Statement for the three months ended March 31, 2017.

The acquired assets and assumed liabilities were measured at estimated fair values. The Company relied on the income approach to estimate the value of the loans. The loans’ underlying characteristics (account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures and remaining balance) were considered. Various assumptions were applied regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications.

The Company also recorded an identifiable intangible asset representing the core deposit base of Liberty Bank. The discounted cash flow method was used in valuing this intangible. This method is based upon the principle of future benefits; economic value is based on anticipated future benefits as measured by cash flows expected to occur in the future. The estimated future cash flows are converted to a value indicator by determining the present value of the cash flows using a discount rate. The discount rate is based upon the nature of the business, the level of risk, and the expected stability of the estimated future cash flows. The higher the risk, the higher the discount rate, and the lower the value indicator.

Time deposit fair values were estimated using an income approach. The methodology entailed discounting the contractual cash flows of the instruments over their remaining contractual lives at prevailing market rates. Interest and principal payments were projected for each category of CDs over the period from the valuation date to the maturity dates. These payments represent future cash flows to be paid to depositors until maturity. Using appropriate market interest rates for each category of CDs the future cash flows were discounted to their present value equivalents. The market interest rates were selected based on peer rates in Ohio from Bankrate as of the valuation date.

The following table summarizes the purchase of Liberty Bank as of January 12, 2017:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Middlefield Banc Corp shares issued	544,610
Value assigned to Middlefield Banc Corp common share	$38.55
Purchase price assigned to Liberty Bank common shares exchanged for Middlefield Banc Corp shares		20,995
Purchase Price Consideration in Cash
Purchase price assigned to Liberty Bank common shares exchanged for cash		21,173
Total Purchase Price		42,168
Previously held equity interest in Liberty Bank		(1,068)
Net Assets Acquired:
Liberty Bank shareholders equity	$30,097
Adjustments to reflect assets acquired at fair value:
Loans
Allowance for loan loss	3,257
Core deposit intangible	3,087
Loans - interest rate	578
Loans - general credit	(2,161)
Deferred tax asset	(1,104)
Other	254
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(141)
Change in control	(1,718)
		32,149
Goodwill resulting from merger		$11,087

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed, at fair value:

(In Thousands)
Total purchase price		$42,168
Assets (liabilities) acquired:
Net assets acquired:
Cash	26,604
Loans	200,273
Premises and equipment, net	325
Accrued interest receivable	440
Bank-owned life insurance	1,681
Core deposit intangible	3,087
Deferred tax asset	(1,104)
Other assets	997
Time deposits	(30,744)
Non-time deposits	(167,300)
Accrued interest payable	(47)
Other liabilities	(3,131)
		31,081
Goodwill resulting from the Liberty Bank merger		$11,087

Middlefield recorded goodwill and intangibles associated with the purchase of Liberty Bank totaling $11,087,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Bank did not recognize any impairment during the three months ended March 31, 2017.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the three months ended March 31, 2017, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized over the estimated useful life. The gross carrying amount of the core deposit intangible at March 31, 2017 was $3,025,000 with $62,000 accumulated amortization as of that date.

As of March 31, 2017, the current year and estimated future amortization expense for the core deposits intangible.

Remaining	2017	280
	2018	348
	2019	341
	2020	332
	2021	321
	2022	309
	2023	296
	2024	281
	2025	264
	2026	253
		3,025

Results of operations for Liberty prior to the acquisition date are not included in the Consolidated Statement of Income for the three-month period ended March 31, 2017. The results of activities from the former Liberty Bank operations that are included in the Consolidated Statement of Income from the date of acquisition through March 31, 2017 are broken out in the following table:

Actual From Acquisition Date
Through March 31, 2017
(in thousands)

Net interest income	$2,735
Noninterest income	291
Net income	$98

The table below presents unaudited pro forma information as if the acquisition of Liberty Bank had occurred on January 1, 2016 and as if the acquisition had occurred on January 1, 2017. This had been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments are included in the amounts below.

	Pro Formas
	Three-month period ended March 31,
	2017	2016
	(in thousands, except per share data)

Net interest income	$9,055	$8,330
Noninterest income	1,572	1,157
Net income	$1,083	$1,822
Pro forma earnings per share:
Basic	$0.40	$0.97
Diluted	$0.40	$0.97

Included in the above net income amount for March 31, 2017 are $467,000 of non-reoccurring merger expenses.

NOTE 10 – SUBSEQUENT EVENT

Pursuant to its private placement, on May 9, 2017, the Company sold 400,000 shares of its common stock, no par value, at a purchase price of $40.00 per share. The offering was to accredited investors only, without the use of a general solicitation or general advertising. The gross proceeds of the offering were $16,000,000 before compensation of $760,000 payable to the investment bank acting as placement agent. The offer and sale of the Company’s common stock in the private placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

The information contained or incorporated by reference in this current report on Form 10-Q contain forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of viral infrastructure. All forward-looking statements included in this current report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2017 quarter at $1.1 billion, an increase of $281.6 million or 35.7% from December 31, 2016. For the same time period, cash and cash equivalents increased $29.9 million, or 91.9% while net loans increased $227.9 million, or 37.8%. Total liabilities increased $259.3 million, or 36.5% while stockholders’ equity increased $22.4 million, or 29.0%.

On January 12, 2017, the Company completed its acquisition of Liberty Bank, N.A. (“Liberty”), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received $37.96 in cash or 1.1934 shares of Middlefield’s common stock in exchange for each share of Liberty common stock they owned immediately prior to the merger. Middlefield issued 544,610 shares of its common stock in the merger and the aggregate merger consideration was approximately $42.2 million.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $29.9 million or 91.9% to $62.4 million at March 31, 2017 from $32.5 million at December 31, 2016. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on March 31, 2017 totaled $110.5 million, a decrease of $3.9 million or 3.4% from $114.4 million at December 31, 2016. During this period the Company recorded repayments, calls, and maturities of $3.5 million. The Company recorded $488,000 in security gains as of March 31, 2017 which is the liquidation of the Company’s investment in Liberty stock due to the acquisition. There were no securities available for sale sold or purchased during the period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $227.9 million or 37.8% to $830.4 million as of March 31, 2017 from $602.5 million at December 31, 2016 due to the Liberty acquisition as well as strategic growth goals. The Liberty acquisition resulted in a net increase of loans receivable of $192.6 million as of March 31, 2017. Included in the total increase to loans receivable were increases in the residential real estate, commercial and industrial, commercial real estate, and construction portfolios of $29.7 million, or 11.0%, $31.2 million, or 51.4%, $145.6 million, or 58.4% and $5.5 million, or 23.3%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on March 31, 2017 totaled $9.5 million, an increase of $8.8 million, or 1,392.4%, from December 31, 2016. $8.3 million of this increase is the result of the acquisition of Liberty’s Student Lending loans which are classified as Loans Held for Sale as of March 31, 2017. This increase is also a result of a greater number of funded loans being held in the warehouse at quarter end.

Student Lending Through its merger with Liberty Bank, N.A., on January 12, 2017, MBC has acquired Liberty’s private student loan business, which provides qualified borrowers nationwide with the ability to finance the costs associated with obtaining their undergraduate or graduate degrees and to refinance their existing student loans. Pursuant to loan origination agreements with student loan origination and servicing companies, MBC will make student loans to qualified students and sell those loans, without recourse and with servicing released, into the secondary market. This “originate-to-sell” model allows the Bank to enhance its liquidity, making credit more widely available while transferring the risk of non-payment to third parties. During the three-month period ending March 31, 2017, the Company originated $110.8 million in student loans. We anticipate continuing the student loan program but can give no assurance that MBC will originate student loans at equivalent levels.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $122,000 or 1.8% to $6.7 million at March 31, 2017 from $6.6 million at December 31, 2016. For the three months ended March 31, 2017, net loan charge-offs totaled $43,000, or 0.01% of average loans, compared to net charge-offs of $133,000, or 0.10%, for the same period in 2016. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $165,000 in the three month period ending March 31, 2017, and a provision of $105,000 in the three month period ending March 31, 2016. MBC recorded loans acquired through the Liberty acquisition net of any allowance. As such, the acquisition of these loans had a negligible effect on the determination of the allowance for loans and lease losses as of March 31, 2017.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2017. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets include nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 21 TDRs with a total balance of $1.4 million as of March 31, 2017. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $8.0 million as of March 31, 2017, an increase of $0.9 million from $7.1 million at December 31, 2016.

	Asset Quality History

(Dollar amounts in thousands)	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016

Nonperforming loans	$8,019	$6,990	$12,675	$9,491	$10,508
Real estate owned	1,634	934	1,205	1,142	1,447

Nonperforming assets	$9,653	$7,924	$13,880	$10,633	$11,955

Allowance for loan and lease losses	6,720	6,598	6,334	6,366	6,357

Ratios
Nonperforming loans to total loans	0.96%	1.16%	2.16%	1.64%	1.98%
Nonperforming assets to total assets	0.90%	1.02%	1.82%	1.40%	1.63%
Allowance for loan and lease losses to total loans	0.80%	1.08%	1.08%	1.10%	1.20%
Allowance for loan and lease losses to nonperforming loans	83.80%	93.30%	49.97%	67.07%	60.50%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2017, 100% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

The allowance for loan and lease losses to total loans ratio decreased from 1.08% as of December 31, 2016 to 0.80% as of March 31, 2017. This decrease is primarily due to the increase in total loans resulting from the Liberty acquisition. Liberty’s asset quality was such that it did not require any additional reserves to be determined as of March 31, 2017.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $847.9 million or 88.0% of the Company’s total funding sources at March 31, 2017. Total deposits increased $217.9 million or 34.6% at March 31, 2017 from $629.9 million at December 31, 2016. The Liberty acquisition resulted in a net increase of deposits of $175.6 million as of March 31, 2017. The total increase in deposits is primarily related to increases in noninterest-bearing demand, interest-bearing demand, money market, savings, and time deposits of $29.0 million or 23.2%, $35.1 million or 58.8%, $87.9 million or 117.3%, $11.5 million or 6.7%, and $54.5 million or 28.8%, respectively, at March 31, 2017.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings increased $7.9 million, or 11.5%, to $76.2 million as of March 31, 2017. Other borrowings increased $30 million, or 317.4%, to $39.4 million as of March 31, 2017 from $ 9.4 million as of December 31, 2016. This increase is due to new FHLB borrowings during the three-month period ending March 31, 2017.

Stockholders’ equity. Stockholders’ equity increased $22.4 million, or 29.0%, to $99.3 million at March 31, 2017 from $77.0 million at December 31, 2016. This growth was largely the result of an increase in common stock of $21.2 million, or 44.2%. The increase in common stock is primarily the result of the issuance of stock in relation to the Liberty Bank, N.A. acquisition (Note 9). This growth was also the result of increases in retained earnings of $1.3 million. The change in retained earnings is due to the year to date net income offset by dividends paid. The increase in stockholders’ equity was partially offset by the decrease in accumulated other comprehensive income (“AOCI”) of $169 thousand. The change to AOCI is due to available-for-sale securities fair value adjustments.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2017, was $2.1 million, a $613,000, or 41.2% increase from the amount earned during the same period in 2016. Diluted earnings per share for the quarter decreased to $0.78, compared to $0.79 from the same period in 2016.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were .84% and 8.73%, respectively, compared with .81% and 9.34% for the same period in 2016.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest-earning assets and interest-bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s goal to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations. Net interest income for the three months ended March 31, 2017 totaled $8.8 million, an increase of 38.49% from that reported in the comparable period of 2016. The net interest margin was 3.84% for the first quarter of 2017, down from the 3.87% reported for the same quarter of 2016.

Interest income. Interest income increased $2.9 million, or 38.8%, for the three months ended March 31, 2017, compared to the same period in the prior year. This increase is attributable to an increase in interest and fees on loans (including the interest and fees on the loans acquired through the Liberty acquisition), partially offset by a decrease in interest earned on investment securities.

Interest earned on loans receivable increased $3.0 million, or 48.7%, for the three months ended March 31, 2017, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $268.7 million, partially offset by a 2 basis point decrease in the average yield, to 4.65%. The net increase in interest and fees earned on loans receivable attributed to the Liberty acquisition is $2.6 million for the three months ended March 31, 2017.

Interest earned on securities decreased by $275,000 for the three months ended March 31, 2017 when compared to the same period in the prior year. The average balance decreased $34.9 million, or 23.8% while the 4.3% yield on the investment portfolio increased by 1 basis point, from 4.2%, for the same period in the prior year.

Interest expense. Interest expense increased $417,000, or 40.7%, for the three months ended March 31, 2017, compared to the same period in the prior year. The increase is largely attributable to a total increase of $68.7 million, or 158.5%, in the average balance of borrowings, partially offset by a decrease in cost of 43 basis points. The Liberty acquisition resulted in a net increase of interest income of $282,600 as of March 31, 2017.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $165,000 was recorded for the quarter ended March 31, 2017, an increase of $60,000, or 57.1%, from the quarter ended March 31, 2016. Nonperforming loans were $8.0 million, or 1% of total loans at March 31, 2017 compared with $10.5 million, or 1.98% at March 31, 2016. For the three months ended March 31, 2017, net loan charge-offs totaled $43,000, or 0.01% of average loans, compared to net charge-offs of $133,000 or 0.10%, for the first quarter of 2016.

Noninterest income. Noninterest income increased $602,000 for the three months ended March 31, 2017 over the comparable 2016 period. This increase was largely the result of a net increase in investment security gains of $437,000 for the three months ended March 31, 2017, $488,000 of which is a result of the Company liquidating its investment in Liberty stock due to the acquisition. Also contributing to the increase in noninterest income is an increase in the gain on sale of loans of $147,000.

Noninterest expense. Noninterest expense of $7.3 million for the first quarter 2017 was 36.1%, or $1.9 million more than the first quarter of 2016. Salaries and benefits, professional fees, and data processing costs increased $916,000, or 32.9%, $304,000, or 104.1%, and $212,000, or 77.9%, respectively. These were partially offset by a gain on other real estate sales of $35,000. The salary increase is mostly due to annual pay adjustments and the increase of employees due to the acquisition of Liberty Bank, N.A. Professional fees and data processing costs are also higher due to additional services provided related to the acquisition.

Provision for income taxes. The Company recognized $736,000 in income tax expense, which reflected an effective tax rate of 26.0% for the three months ended March 31, 2017, as compared to $302,000 with an effective tax rate of 16.9% for the comparable 2016 period. The provision is directly correlated to the increase in net income before taxes. The increase in the effective tax rate is due to a lower level of nontaxable income and certain non-deductive merger expenses.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2017, have remained unchanged from December 31, 2016.

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

	For the Three Months Ended March 31,
	2017			2016

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans	$799,870	$9,180	4.65%	$531,196	$6,173	4.67%
Investment securities (3)	111,373	855	4.31%	146,245	1,130	4.23%
Interest-bearing deposits with other banks	49,084	164	1.36%	21,134	45	0.86%
Total interest-earning assets	960,327	10,199	4.45%	698,575	7,348	4.46%
Noninterest-earning assets	59,525			36,695
Total assets	$1,019,852			$735,270
Interest-bearing liabilities:
Interest-bearing demand deposits	$82,187	$50	0.25%	$59,931	$42	0.28%
Money market deposits	154,554	171	0.45%	79,964	83	0.42%
Savings deposits	179,342	123	0.28%	178,827	128	0.29%
Certificates of deposit	225,962	781	1.40%	191,016	602	1.27%
Borrowings	112,020	317	1.15%	43,331	170	1.58%
Total interest-bearing liabilities	754,065	1,442	0.78%	553,069	1,025	0.75%
Noninterest-bearing liabilities
Other liabilities	168,202			118,313
Stockholders' equity	97,585			63,888
Total liabilities and stockholders' equity	$1,019,852			$735,270
Net interest income		$8,757			$6,323
Interest rate spread (1)			3.67%			3.72%
Net interest margin (2)			3.84%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.35%			126.31%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $328 and $407 for the three months ended March 31, 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2017 and 2016, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2017 versus 2016

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$3,094	$(87)	$3,007
Investment securities	(364)	89	(275)
Interest-bearing deposits with other banks	59	60	119
Total interest-earning assets	2,789	62	2,851

Interest-bearing liabilities:
Interest-bearing demand deposits	15	(7)	8
Money market deposits	77	11	88
Savings deposits	-	(5)	(5)
Certificates of deposit	109	70	179
Borrowings	268	(121)	147
Total interest-bearing liabilities	469	(52)	417

Net interest income	$2,320	$114	$2,434

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

For the three months ended March 31, 2017, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. In order to avoid limitations on capital distributions, including dividend payments, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2017 to 2.50% by 2019. Within the tabular presentation that follows is the adequately capitalized ratio plus capital conservation buffer that includes the fully phased-in 2.50% buffer.

The Bank met each of the well-capitalized ratio guidelines at March 31, 2017. The following table indicates the capital ratios for the Bank and Company at March 31, 2017 and December 31, 2016.

	As of March 31, 2017
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.38%	10.47%	10.47%	11.22%
Middlefield Banc Corp.	8.95%	10.17%	10.17%	10.93%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2016
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.46%	13.03%	13.03%	14.25%
Middlefield Banc Corp.	9.27%	13.07%	13.07%	15.75%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2017 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2017 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2017 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(1.38)%	(2.66)%

Portfolio equity - increase (decrease)	6.50%	(17.20)%

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1a.	There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2017

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.0	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1

Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	[reserved]

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2017 Award Summary	Incorporated by reference to Middlefield Banc Corp.’s Form 8-K Current Report filed on March 14, 2017

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: May 15, 2017	By:	/s/Thomas G. Caldwell

Thomas G. Caldwell
President and Chief Executive Officer

Date: May 15, 2017	By:	/s/Donald L. Stacy

Donald L. Stacy
Principal Financial and Accounting Officer