Form 10-Q
period 2017-06-30
MIDDLEFIELD BANC CORP
filed 2017-08-14
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock, without par value

Outstanding at August 14, 2017: 3,211,830

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$37,971	$31,395
Federal funds sold	1,600	1,100
Cash and cash equivalents	39,571	32,495
Investment securities available for sale, at fair value	104,951	114,376
Loans held for sale	9,791	634
Loans	867,864	609,140
Less allowance for loan and lease losses	6,605	6,598
Net loans	861,259	602,542
Premises and equipment, net	11,511	11,203
Goodwill	15,435	4,559
Core deposit intangibles	2,948	36
Bank-owned life insurance	15,432	13,540
Other real estate owned	650	934
Accrued interest and other assets	9,528	7,502

TOTAL ASSETS	1,071,076	787,821

LIABILITIES
Deposits:
Noninterest-bearing demand	$172,199	$133,630
Interest-bearing demand	87,084	59,560
Money market	160,858	74,940
Savings	181,259	172,370
Time	245,383	189,434
Total deposits	846,783	629,934
Short-term borrowings	63,388	68,359
Other borrowings	39,346	9,437
Accrued interest and other liabilities	4,357	3,131
TOTAL LIABILITIES	953,874	710,861

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,597,913 and 2,640,418 shares issued; 3,211,748 and 2,254,253 shares outstanding	84,587	47,943
Retained earnings	44,318	41,334
Accumulated other comprehensive income	1,815	1,201
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	117,202	76,960

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,071,076	$787,821

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,916	$6,317	$19,096	$12,490
Interest-bearing deposits in other institutions	92	15	141	27
Federal funds sold	1	5	4	9
Investment securities:
Taxable interest	223	290	441	630
Tax-exempt interest	630	750	1,267	1,540
Dividends on stock	40	28	152	57
Total interest and dividend income	10,902	7,405	21,101	14,753

INTEREST EXPENSE
Deposits	1,227	889	2,352	1,744
Short-term borrowings	273	115	450	235
Other borrowings	125	62	265	112
Total interest expense	1,625	1,066	3,067	2,091

NET INTEREST INCOME	9,277	6,339	18,034	12,662

Provision for loan losses	170	105	335	210

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,107	6,234	17,699	12,452

NONINTEREST INCOME
Service charges on deposit accounts	449	491	918	938
Investment securities gains, net	-	252	488	303
Earnings on bank-owned life insurance	98	97	207	196
Gain on sale of loans	231	106	465	193
Other income	211	227	422	452
Total noninterest income	989	1,173	2,500	2,082

NONINTEREST EXPENSE
Salaries and employee benefits	3,203	2,283	6,899	5,063
Occupancy expense	433	292	921	627
Equipment expense	266	210	547	479
Data processing costs	588	322	908	594
Ohio state franchise tax	186	162	372	262
Federal deposit insurance expense	135	132	203	264
Professional fees	423	218	796	510
Net loss on other real estate owned	15	141	70	199
Advertising expense	164	203	412	398
Directors fees	128	121	240	228
Core deposit intangible amortization	103	10	175	20
Appraiser fees	104	119	206	220
ATM fees	28	98	104	194
Merger expense	307	-	694	-
Other expense	621	604	1,424	1,195
Total noninterest expense	6,704	4,915	13,971	10,253

Income before income taxes	3,392	2,492	6,228	4,281
Income taxes	885	566	1,621	868

NET INCOME	$2,507	$1,926	$4,607	$3,413

EARNINGS PER SHARE
Basic	$0.84	$0.94	$1.62	$1.74
Diluted	0.83	0.94	1.61	1.73

DIVIDENDS DECLARED PER SHARE	$0.27	$0.27	$0.54	$0.54

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$2,507	$1,926	$4,607	$3,413

Other comprehensive income:
Net unrealized holding gain on available-for-sale securities	1,186	2,006	1,417	2,553
Tax effect	(403)	(681)	(481)	(868)

Reclassification adjustment for investment securities gain included in net income	-	(252)	(488)	(303)
Tax effect	-	86	166	103

Total other comprehensive income	783	1,159	614	1,485

Comprehensive income	$3,290	$3,085	$5,221	$4,898

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2016	$47,943	$41,334	$1,201	$(13,518)	$76,960

Net income		4,607			4,607
Other comprehensive income			614		614
Common stock issued in business combination (554,610 shares)	20,995				20,995
Other common stock issuances, net of cost (396,957 shares)	15,377				15,377
Dividend reinvestment and purchase plan (5,928 shares)	272				272
Cash dividends ($0.54 per share)		(1,623)			(1,623)

Balance, June 30, 2017	$84,587	$44,318	$1,815	$(13,518)	$117,202

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$4,607	$3,413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	335	210
Investment securities gain, net	(488)	(303)
Depreciation and amortization of premises and equipment, net	535	443
Amortization of premium and discount on investment securities	220	217
Accretion of deferred loan fees, net	(295)	(119)
Amortization of core deposit intangibles	175	20
Origination of loans held for sale	(10,035)	(8,227)
Proceeds from sale of loans	3,866	9,031
Gain on sale of loans	(148)	(193)
Origination of student loans held for sale	(222,526)	-
Proceeds from sale of student loans	225,956	-
Gain on sale of student loans	(317)	-
Earnings on bank-owned life insurance	(207)	(196)
Deferred income tax	(245)	265
Net (gain) on other real estate owned	(158)	(68)
Decrease in accrued interest receivable	102	59
Increase (decrease) in accrued interest payable	56	(1)
Other, net	(4,046)	209
Net cash (used in) provided by operating activities	(2,613)	4,760

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	7,364	12,189
Proceeds from sale of securities	2,678	9,115
Purchases	-	(1,744)
Increase in loans, net	(64,390)	(46,483)
Proceeds from the sale of other real estate owned	1,463	557
Purchase of bank-owned life insurance	(4)	-
Purchase of premises and equipment	(518)	(306)
Purchase of restricted stock	(899)	-
Redemption of restricted stock	795	-
Acquisition, net of cash paid	5,431	-
Net cash used in investing activities	(48,080)	(26,672)

FINANCING ACTIVITIES
Net increase in deposits	18,805	3,593
Increase (decrease) in short-term borrowings, net	(4,971)	6,430
Repayment of other borrowings	(91)	(114)
Proceeds from other borrowings	30,000	-
Common stock issued	15,377	11,229
Proceeds from dividend reinvestment and purchase plan	272	255
Cash dividends	(1,623)	(1,104)
Net cash provided by financing activities	57,769	20,289

Increase (decrease) in cash and cash equivalents	7,076	(1,623)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,495	23,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,571	$22,127

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,011	$2,092
Income taxes	3,555	475

Noncash investing transactions:
Transfers from loans to other real estate owned	$1,021	$367
Common stock issued in business acquisition	20,995	-

See accompanying notes to unaudited consolidated financial statements.

SUPPLEMENTAL INFORMATION (continued)
Acquisition of Liberty Bank
Non-cash assets acquired
Loans	$195,388
Loans held for sale	5,953
Premises and equipment, net	325
Accrued interest receivable	440
Bank-owned life insurance	1,681
Core deposit intangible	3,087
Deferred tax asset	(1,073)
Other assets	997
Goodwill	10,876
217,674
Liabilities assumed
Time deposits	(30,744)
Deposits other than time deposits	(167,300)
Accrued interest payable	(47)
Other liabilities	(2,951)
(201,042)

Liberty stock acquired in business combination	(1,068)

Net non-cash assets acquired	$15,564

Cash and cash equivalents acquired, net	$5,431

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC”), and a nonbank asset resolution subsidiary EMORECO, Inc. All significant inter-company items have been eliminated.

On January 12, 2017, the Company completed its acquisition of Liberty Bank, N.A. (“Liberty”), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received $37.96 in cash or 1.1934 shares of the Company’s common stock in exchange for each share of Liberty common stock they owned immediately prior to the merger. The Company issued 544,610 shares of its common stock in the merger and the aggregate merger consideration was approximately $42.2 million. Upon closing, Liberty was merged into MBC, and its three full-service bank offices, in Twinsburg, in northern Summit County, and in Beachwood and Solon in eastern Cuyahoga County, became offices of MBC. The systems integration of Liberty into MBC was completed in February.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of June 30, 2017 and 2016.

Stock option activity during the six months ended June 30 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2017	Price	2016	Price

Outstanding, January 1	29,324	$23.67	31,949	$25.03
Exercised	(7,949)	29.87	-	-

Outstanding, June 30	21,375	$26.91	31,949	$25.03

Exercisable, June 30	21,375	$26.91	31,949	$25.03

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2017	2016	2017	2016
Weighted-average common shares outstanding	3,386,616	2,437,302	3,227,184	2,350,822

Average treasury stock shares	(386,165)	(386,165)	(386,165)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,000,451	2,051,137	2,841,019	1,964,657

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	13,689	8,274	13,139	8,522

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,014,140	2,059,411	2,854,158	1,973,179

Options to purchase 21,375 shares of common stock, at prices ranging from $17.55 to $37.48, were outstanding during the three and six months ended June 30, 2017. Of those options, 21,375 were considered dilutive for the three and six month periods based on the market price exceeding the strike price and no options were anti-dilutive.

Options to purchase 31,949 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and six months ended June 30, 2016. Of those options, 24,700 were considered dilutive and 7,249 were considered anti-dilutive for the three and six month periods based on the market price exceeding the strike price.

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

		June 30, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$9,514	$-	$9,514
Obligations of states and political subdivisions	-	77,635	-	77,635
Mortgage-backed securities in government-sponsored entities	-	17,512	-	17,512
Total debt securities	-	104,661	-	104,661
Equity securities in financial institutions	-	290	-	290
Total	$-	$104,951	$-	$104,951

		December 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$10,236	$-	$10,236
Obligations of states and political subdivisions	-	81,223	-	81,223
Mortgage-backed securities in government-sponsored entities	-	20,069	-	20,069
Private-label mortgage-backed securities	-	1,709	-	1,709
Total debt securities	-	113,237	-	113,237
Equity securities in financial institutions	-	1,139	-	1,139
Total	$-	$114,376	$-	$114,376

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

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the following table as it is not currently being carried at its fair value. The fair values in the following table exclude estimated selling costs of $767,000 at June 30, 2017.

Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the following table. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the following table as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the following table as Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

		June 30, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$3,183	$3,183
Other real estate owned	-	-	88	88

		December 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$6,498	$6,498
Other real estate owned	-	-	511	511

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
June 30, 2017
Impaired loans	$3,183	Appraisal of collateral (1)	Appraisal adjustments (2)	3.3%	to	8.3%	(5.1%)
Other real estate owned	$88	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	10.0%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
December 31, 2016
Impaired loans	$4,928	Discounted cash flow	Discount rate	3.1%	to	7.0%	(5.1%)
	1,570	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	59.7%	(28.2%)
Other real estate owned	$511	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%

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

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2017
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$39,571	$39,571	$-	$-	$39,571
Investment securities
Available for sale	104,951		104,951	-	104,951
Loans held for sale	9,791	8,476	1,315	-	9,791
Net loans	861,259	-	-	874,014	874,014
Bank-owned life insurance	15,432	15,432	-	-	15,432
Federal Home Loan Bank stock	3,589	3,589	-	-	3,589
Accrued interest receivable	2,764	2,764	-	-	2,764

Financial liabilities:
Deposits	$846,783	$601,400	$-	$246,121	$847,521
Short-term borrowings	63,388	63,388	-	-	63,388
Other borrowings	39,346	-	-	15,703	15,703
Accrued interest payable	498	498	-	-	498

	December 31, 2016
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$32,495	$32,495	$-	$-	$32,495
Investment securities
Available for sale	114,376	-	114,376	-	114,376
Loans held for sale	634	-	634	-	634
Net loans	602,542	-	-	604,447	604,447
Bank-owned life insurance	13,540	13,540	-	-	13,540
Restricted stock	2,204	2,204	-	-	2,204
Accrued interest receivable	2,246	2,426	-	-	2,426

Financial liabilities:
Deposits	$629,934	$440,500	$-	$189,871	$630,371
Short-term borrowings	68,359	68,359	-	-	68,359
Other borrowings	9,437	-		9,512	9,512
Accrued interest payable	395	395	-	-	395

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and six months ended June 30, 2017 and 2016, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2016	$1,201
Other comprehensive income before reclassification	153
Amount reclassified from accumulated other comprehensive income	(322)
Period change	(169)
Balance at March 31, 2017	$1,032

Other comprehensive income before reclassification	783
Amount reclassified from accumulated other comprehensive income	-
Period change	783
Balance at June 30, 2017	$1,815

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of December 31, 2015	$2,395
Other comprehensive income before reclassification	360
Amount reclassified from accumulated other comprehensive income	(34)
Period change	326
Balance at March 31, 2016	2,721

Other comprehensive loss before reclassification	1,325
Amount reclassified from accumulated other comprehensive income	(166)
Period change	1,159
Balance at June 30, 2016	$3,880

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016, respectively:

	Amount Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income (a)		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	June 30, 2017	June 30, 2016	Presented
Unrealized gains on available-for-sale securities
	-	$252	Investment securities gains, net
	-	(86)	Income taxes
	-	$166

	Amount Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income (a)		the Statement Where
(Dollars in thousands)	For the Six Months Ended		Net Income is
Details about other comprehensive income	June 30, 2017	June 30, 2016	Presented
Unrealized gains on available-for-sale securities
	$488	$303	Investment securities gains, net
	(166)	(103)	Income taxes
	$322	$200

(a) Amounts in parentheses indicate debits to net income

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$9,383	$180	$(49)	$9,514
Obligations of states and political subdivisions:
Taxable	1,613	149	(2)	1,760
Tax-exempt	73,582	2,333	(40)	75,875
Mortgage-backed securities in government-sponsored entities	17,455	192	(135)	17,512
Total debt securities	102,033	2,854	(226)	104,661
Equity securities in financial institutions	170	120	-	290
Total	$102,203	$2,974	$(226)	$104,951

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$10,158	$174	$(96)	$10,236
Obligations of states and political subdivisions:
Taxable	1,615	129	(4)	1,740
Tax-exempt	78,327	1,678	(522)	79,483
Mortgage-backed securities in government-sponsored entities	20,128	202	(261)	20,069
Private-label mortgage-backed securities	1,579	130	-	1,709
Total debt securities	111,807	2,313	(883)	113,237
Equity securities in financial institutions	750	389	-	1,139
Total	$112,557	$2,702	$(883)	$114,376

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$3,607	$3,652
Due after one year through five years	10,229	10,615
Due after five years through ten years	11,699	12,073
Due after ten years	76,498	78,321

Total	$102,033	$104,661

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the three and six months ended June 30 are as follows:

(Dollar amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$2,678	$7,793	$2,678	$9,115
Gross realized gains	-	255	488	306
Gross realized losses	-	(3)	-	(3)

Investment securities with an approximate carrying value of $59.3 million and $60.3 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure deposits and other purposes as required by law. Pledged cash with a carrying value of $4.5 million at June 30, 2017 was also pledged to secure deposits and other purposes as required by law.

Prior to the acquisition of Liberty Bank, N.A., the Company had a previously held equity interest in Liberty which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000, which was recorded in Investment Securities Gains on the consolidated Income Statement for the six months ended June 30, 2017.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,055	$(17)	$1,260	$(32)	$4,315	$(49)
Obligations of states and political subdivisions
Taxable	505	(2)	-	-	505	(2)
Tax-exempt	4,574	(40)	311	-	4,885	(40)
Mortgage-backed securities in government-sponsored entities	7,431	(37)	4,148	(98)	11,579	(135)
Total	$15,565	$(96)	$5,719	$(130)	$21,284	$(226)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,803	$(47)	$1,316	$(49)	$5,119	$(96)
Obligations of states and political subdivisions
Taxable	502	(4)	-	-	502	(4)
Tax-exempt	23,554	(522)	-	-	23,554	(522)
Mortgage-backed securities in government-sponsored entities	9,066	(126)	4,438	(135)	13,504	(261)
Total	$36,925	$(699)	$5,754	$(184)	$42,679	$(883)

There were 27 securities considered temporarily impaired at June 30, 2017.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 100% of the total available-for-sale portfolio as of June 30, 2017 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2017 and 2016, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2017 or December 31, 2016 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2017	2016

Commercial and industrial	$97,160	$60,630
Real estate - construction	35,571	23,709
Real estate - mortgage:
Residential	308,519	270,830
Commercial	406,670	249,490
Consumer installment	19,944	4,481
	867,864	609,140
Less: Allowance for loan and lease losses	6,605	6,598

Net loans	$861,259	$602,542

The amounts above include deferred loan origination costs of $1.9 million and $1.7 million at June 30, 2017 and December 31, 2016, respectively.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
June 30, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$3,084	$541	$3,170	$10,209	$4	$17,008
Collectively evaluated for impairment	94,076	35,030	305,349	396,461	19,940	850,856
Total loans	$97,160	$35,571	$308,519	$406,670	$19,944	$867,864

			Real estate- Mortgage
December 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,190	$913	$3,135	$7,187	$5	$12,430
Collectively evaluated for impairment	59,440	22,796	267,695	242,303	4,476	596,710
Total loans	$60,630	$23,709	$270,830	$249,490	$4,481	$609,140

			Real Estate- Mortgage
June 30, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$335	$-	$190	$1,207	$-	$1,732
Collectively evaluated for impairment	278	202	1,577	2,805	11	4,873
Total ending allowance balance	$613	$202	$1,767	$4,012	$11	$6,605

			Real Estate- Mortgage
December 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$-	$251	$186	$-	$527
Collectively evaluated for impairment	358	172	2,567	2,949	25	6,071
Total ending allowance balance	$448	$172	$2,818	$3,135	$25	$6,598

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increase in the allowance for loan loss for C&I, Real Estate Construction, and CRE loan portfolios were partially offset by a decreases in the allowance for the Residential and Consumer Installment loan portfolio.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2017
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,539	$1,535	$-
Real estate - construction	541	507	-
Real estate - mortgage:
Residential	2,073	2,059	-
Commercial	3,071	3,045	-
Consumer installment	-	-	-
Total	$7,224	$7,146	$-

With an allowance recorded:
Commercial and industrial	$1,545	$1,538	$335
Real estate - construction	-	-	-
Real estate - mortgage:
Residential	1,097	1,093	190
Commercial	7,138	7,092	1,207
Consumer installment	4	4	-
Total	$9,784	$9,727	$1,732

Total:
Commercial and industrial	$3,084	$3,073	$335
Real estate - construction	541	507	-
Real estate - mortgage:
Residential	3,170	3,152	190
Commercial	10,209	10,137	1,207
Consumer installment	4	4	-
Total	$17,008	$16,873	$1,732

December 31, 2016
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$319	$318	$-
Real estate - construction	913	909	-
Real estate - mortgage:
Residential	2,142	2,140	-
Commercial	2,031	2,027	-
Consumer installment	-	-	-
Total	$5,405	$5,394	$-

With an allowance recorded:
Commercial and industrial	$871	$868	$90
Real estate - construction	-	-	-
Real estate - mortgage:
Residential	993	991	251
Commercial	5,156	5,147	186
Consumer installment	5	5	-
Total	$7,025	$7,011	$527

Total:
Commercial and industrial	$1,190	$1,186	$90
Real estate - construction	913	909	-
Real estate - mortgage:
Residential	3,135	3,131	251
Commercial	7,187	7,174	186
Consumer installment	5	5	-
Total	$12,430	$12,405	$527

The tables above include troubled debt restructuring totaling $2.4 million at June 30, 2017 and $6.7 million as of December 31, 2016.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$2,228	$57	$1,889	$141
Real estate - construction	676	1	877	1
Real estate - mortgage:
Residential	3,131	28	3,264	50
Commercial	8,643	95	8,223	183
Consumer installment	5	-	5	-
	$14,683	$181	$14,258	$375

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Total:
Commercial and industrial	$1,110	$12	$1,343	$25
Real estate - construction	1,368	24	1,508	49
Real estate - mortgage:
Residential	3,761	37	3,801	73
Commercial	8,565	125	7,775	248
Consumer installment	6	-	6	-
	$14,810	$198	$14,433	$395

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
June 30, 2017

Commercial and industrial	$90,595	$2,373	$4,192	$-	$97,160
Real estate - construction	35,548	-	23	-	35,571
Real estate - mortgage:
Residential	302,243	908	5,368	-	308,519
Commercial	393,854	4,795	8,021	-	406,670
Consumer installment	19,710	-	234	-	19,944
Total	$841,950	$8,076	$17,838	$-	$867,864

		Special			Total
December 31, 2016	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$58,539	$663	$1,428	$-	$60,630
Real estate - construction	23,541	144	24	-	23,709
Real estate - mortgage:
Residential	264,481	428	5,921	-	270,830
Commercial	240,678	4,422	4,390	-	249,490
Consumer installment	4,467	-	14	-	4,481
Total	$591,706	$5,657	$11,777	$-	$609,140

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
June 30, 2017

Commercial and industrial	$96,613	$451	$59	$37	$547	$97,160
Real estate - construction	35,571	-	-	-	-	35,571
Real estate - mortgage:
Residential	305,929	1,229	438	923	2,590	308,519
Commercial	405,145	1,069	-	456	1,525	406,670
Consumer installment	19,927	9	8	-	17	19,944
Total	$863,185	$2,758	$505	$1,416	$4,679	$867,864

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2016

Commercial and industrial	$60,407	$17	$2	$204	$223	$60,630
Real estate - construction	23,709	-	-	-	-	23,709
Real estate - mortgage:
Residential	268,041	1,909	207	673	2,789	270,830
Commercial	249,081	92	-	317	409	249,490
Consumer installment	4,465	-	10	6	16	4,481
Total	$605,703	$2,018	$219	$1,200	$3,437	$609,140

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

June 30, 2017		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$1,222	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	3,839	199
Commercial	5,152	-
Total	$10,213	$199

December 31, 2016		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$454	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,034	-
Commercial	1,409	-
Consumer installment	6	-
Total	$5,903	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $278,400 for the six months ended June 30, 2017 and $309,000 for the year ended December 31, 2016.

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2016	$448	$172	$2,818	$3,135	$25	$6,598
Charge-offs	(435)	-	(74)	(19)	(154)	(682)
Recoveries	144	22	14	-	174	354
Provision	456	8	(991)	896	(34)	335
ALLL balance at June 30, 2017	$613	$202	$1,767	$4,012	$11	$6,605

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2015	$867	$276	$3,139	$2,078	$25	$6,385
Charge-offs	(123)	-	(244)	(70)	(15)	(452)
Recoveries	47	-	31	140	5	223
Provision	(307)	(117)	(138)	761	11	210
ALLL balance at June 30, 2016	$484	$159	$2,788	$2,909	$26	$6,366

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2017	$616	$186	$2,523	$3,378	$17	$6,720
Charge-offs	(415)	-	(7)	-	(52)	(474)
Recoveries	65	6	7	-	111	189
Provision	347	10	(756)	634	(65)	170
ALLL balance at June 30, 2017	$613	$202	$1,767	$4,012	$11	$6,605

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2016	$583	$247	$2,716	$2,783	$28	$6,357
Charge-offs	(3)	-	(202)	(70)	-	(275)
Recoveries	9	-	28	140	2	179
Provision	(105)	(88)	246	56	(4)	105
ALLL balance at June 30, 2016	$484	$159	$2,788	$2,909	$26	$6,366

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	June 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	-	1	1	$904	$905
Residential real estate	1	-	1	7	7

	For the Six Months Ended
	June 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	1	2	$954	$955
Residential real estate	2	-	2	10	10

	For the Three Months Ended
	June 30, 2016
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$3	$3
Residential real estate	1	-	1	58	58
Commercial real estate	1	-	1	311	311

	For the Six Months Ended
	June 30, 2016
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$169	$169
Residential real estate	1	-	1	58	58
Commercial real estate	1	-	1	311	311

One contract, with a recorded investment of $33,000, subsequently defaulted in the three months ended March 31, 2017. This contract was paid off as of June 30, 2017. There were no other subsequent defaults of troubled debt restructurings for the three and six months ended June 30, 2017.

One contract, with a recorded investment of $270,000, subsequently defaulted in the three and six months ended June 30, 2016.

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is included in other assets on the Consolidated Balance Sheet. At June 30, 2017 and December 31, 2016, there was $650,000 and $934,000 of OREO, respectively. As of June 30, 2017, there were no formal foreclosures proceedings.

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Liberty for a total purchase price of $42.2 million.  As a result of the acquisition, the Company issued 544,610 common shares and $21.2 million in cash to the former shareholders of Liberty Bank. The shares were issued with a value of $38.55 per share, which was the closing price of the Company’s stock on January 12, 2017. Prior to the acquisition the Company had a previously held equity interest in Liberty Bank which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000, which was recorded in the Investment Securities Gains – Taxable Interest line on the consolidated Income Statement for the six months ended June 30, 2017.

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

Time deposit fair values were estimated using an income approach. The methodology entailed discounting the contractual cash flows of the instruments over their remaining contractual lives at prevailing market rates. Interest and principal payments were projected for each category of CDs over the period from the valuation date to the maturity dates. These payments represent future cash flows to be paid to depositors until maturity. Using appropriate market interest rates for each category of CDs, the future cash flows were discounted to their present value equivalents. The market interest rates were selected based on peer rates in Ohio from Bankrate as of the valuation date.

The following table summarizes the purchase of Liberty Bank as of January 12, 2017:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Middlefield Banc Corp. shares issued	544,610
Value assigned to Middlefield Banc Corp. common share	$38.55
Purchase price assigned to Liberty Bank common shares exchanged for Middlefield Banc Corp. shares		20,995
Purchase Price Consideration in Cash
Purchase price assigned to Liberty Bank common shares exchanged for cash		21,173
Total Purchase Price		42,168
Previously held equity interest in Liberty Bank		1,068
Net Assets Acquired:
Liberty Bank shareholders equity	$30,277
Adjustments to reflect assets acquired at fair value:
Loans
Allowance for loan loss	3,257
Core deposit intangible	3,087
Loans - interest rate	578
Loans - general credit	(2,161)
Deferred tax asset	(1,073)
Other	254
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(141)
Change in control	(1,718)
		32,360
Goodwill resulting from merger		$10,876

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed, at fair value:

(In Thousands)
Total purchase price		$42,168
Previously held equity interest in Liberty Bank		1,068
Assets (liabilities) acquired:
Net assets acquired:
Cash	26,604
Loans and loans held for sale	201,341
Premises and equipment, net	325
Accrued interest receivable	440
Bank-owned life insurance	1,681
Core deposit intangible	3,087
Deferred tax asset	(1,073)
Other assets	997
Time deposits	(30,744)
Non-time deposits	(167,300)
Accrued interest payable	(47)
Other liabilities	(2,951)
		32,360
Goodwill resulting from the Liberty Bank merger		$10,876

Middlefield recorded goodwill and intangibles associated with the purchase of Liberty Bank totaling $10,876,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Bank did not recognize any impairment during the six months ended June 30, 2017. Management made an adjustment to goodwill during the quarter ended June 30, 2017 of $211,000 due to a refinement in a purchase accounting adjustment.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the six months ended June 30, 2017, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized over the estimated useful life. The gross carrying amount of the core deposit intangible at June 30, 2017 was $2,932,000 with $155,000 accumulated amortization as of that date.

As of June 30, 2017, the current year and estimated future amortization expense for the core deposits intangible is as follows:

Remaining	2017	187
	2018	348
	2019	341
	2020	332
	2021	321
	2022	309
	2023	296
	2024	281
	2025	264
	2026	253
		2,932

Results of operations for Liberty prior to the acquisition date are not included in the Consolidated Statement of Income for the three-month period and six-month period ended June 30, 2017. The results of activities from the former Liberty Bank operations that are included in the Consolidated Statement of Income from the date of acquisition through June 30, 2017 are broken out in the following table:

	Actual from Acquisition Date Through June 30, 2017	Actual Second Quarter 2017
	(in thousands)	(in thousands)

Net interest income	$5,244	$2,509
Noninterest income	525	234
Net income	$1,302	$1,204

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

	Pro Formas		Pro Formas
	Six-month period ended June 30,		Three-month period ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)

Net interest income	$18,630	$17,198	$9,575	$8,868
Noninterest income	2,622	2,695	1,050	1,538
Net income	$2,573	$4,513	$1,490	$2,691
Pro forma earnings per share:
Basic	$0.91	$2.30	$0.52	$1.37
Diluted	$0.90	$2.29	$0.52	$1.36

Included in the above net income amount for June 30, 2017 are $467,000 of non-reoccurring merger expenses.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2017, which is the date the consolidated financial statements were available to be issued. Management determined there were no subsequent events that required adjustments to or disclosure in the consolidated financial statements as of June 30, 2017.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2017 quarter at $1.1 billion, an increase of $283.3 million or 36.0% from December 31, 2016. For the same time period, cash and cash equivalents increased $7.1 million, or 21.8% while net loans increased $258.7 million, or 42.9%. Total liabilities increased $243.0 million, or 34.2% while stockholders’ equity increased $40.2 million, or 52.3%.

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

Pursuant to its private placement, on May 10, 2017, the Company sold 400,000 shares of its common stock, without par value, at a purchase price of $40.00 per share. The offering was to accredited investors only, without the use of a general solicitation or general advertising. The gross proceeds of the offering were $16,000,000 before compensation of $760,000 payable to the investment bank acting as placement agent. The offer and sale of the Company’s common stock in the private placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. The Company used the proceeds of the private placement to repay outstanding borrowings of approximately $12 million, for general corporate purposes, and for future cash flows.

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $7.1 million or 21.8% to $39.6 million at June 30, 2017 from $32.5 million at December 31, 2016. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on June 30, 2017 totaled $105.0 million, a decrease of $9.4 million or 8.2% from $114.4 million at December 31, 2016. During this period the Company recorded repayments, calls, and maturities of $7.9 million. The Company recorded $488,000 in security gains as of June 30, 2017, which is the liquidation of the Company’s investment in Liberty stock due to the acquisition. Sales of securities were $2.7 million during the period, the results of which included an insignificant effect on the Company’s consolidated statement of income and consolidated statement of cash flows.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $258.7 million or 42.9% to $861.3 million as of June 30, 2017 from $602.5 million at December 31, 2016 due to the Liberty acquisition as well as strategic growth goals. The Liberty acquisition resulted in a net increase of loans receivable of $195.4 million as of the date of acquisition. Included in the total increase to loans receivable were increases in the commercial real estate, residential real estate, commercial and industrial, consumer installment, and construction portfolios of $157.2 million, or 63.0%, $37.7 million, or 13.9%, $36.5 million or 60.3%, 15.5 million or 345.1%, and $11.9 million, or 50.0%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on June 30, 2017 totaled $9.8 million, an increase of $9.2 million, or 1,444.3%, from December 31, 2016. This increase is a result of a greater number of funded loans being held in the warehouse at quarter end. This increase is also the result of the acquisition of Liberty’s Student Lending loans which are classified as Loans Held for Sale. The amount of loans under this Student Lending program was $8.5 million as of June 30, 2017.

Student Lending. Through its merger with Liberty Bank, N.A., on January 12, 2017, MBC acquired Liberty’s private student loan business, which provides qualified borrowers nationwide with the ability to finance the costs associated with obtaining their undergraduate or graduate degrees and to refinance their existing student loans. Pursuant to loan origination agreements with student loan origination and servicing companies, MBC will make student loans to qualified students and sell those loans, without recourse and with servicing released, into the secondary market. This “originate-to-sell” model allows the Bank to enhance its liquidity, making credit more widely available while transferring the risk of non-payment to third parties. During the six-month period ended June 30, 2017, the Company originated $211.9 million in student loans. The Company anticipates continuing the student loan program but can give no assurance that MBC will originate student loans at equivalent levels.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $7,000 or 0.1% to $6.6 million at June 30, 2017 from $6.6 million at December 31, 2016. For the three months ended June 30, 2017, net loan charge-offs totaled $285,000, or 0.13% of average loans, compared to net charge-offs of $96,000, or 0.07%, for the same period in 2016. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $170,000 in the three-month period ending June 30, 2017. For the six months ended June 30, 2017, net loan charge-offs totaled $328,000, or 0.08% of average loans, compared to net charge-offs of $229,000, or 0.08%, for the same period in 2016. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $335,000 in the six month period ending June 30, 2017.

MBC recorded loans acquired through the Liberty acquisition net of any allowance. As such, the acquisition of these loans had a negligible effect on the determination of the allowance for loans and lease losses as of June 30, 2017.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2017. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 21 TDRs with a total balance of $2.2 million as of June 30, 2017. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $11.8 million as of June 30, 2017, an increase of $4.7 million from $7.1 million at December 31, 2016.

	Asset Quality History

(Dollar amounts in thousands)	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016

Nonperforming loans	$12,581	$8,019	$7,075	$12,675	$9,491
Real estate owned	650	1,634	934	1,205	1,142

Nonperforming assets	$13,231	$9,653	$8,009	$13,880	$10,633

Allowance for loan and lease losses	6,605	6,720	6,598	6,334	6,366

Ratios
Nonperforming loans to total loans	1.45%	0.96%	1.16%	2.16%	1.64%
Nonperforming assets to total assets	1.24%	0.90%	1.02%	1.82%	1.40%
Allowance for loan and lease losses to total loans	0.76%	0.80%	1.08%	1.08%	1.10%
Allowance for loan and lease losses to nonperforming loans	52.50%	83.80%	93.26%	49.97%	67.07%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2017, 94.1% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

The allowance for loan and lease losses to total loans ratio decreased from 1.08% as of December 31, 2016 to 0.76% as of June 30, 2017. This decrease is primarily due to the increase in total loans resulting from the Liberty acquisition as legacy Liberty loans and investments have required no additional reserves.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $846.8 million or 89.2% of the Company’s total funding sources at June 30, 2017. Total deposits increased $216.9 million or 34.4% at June 30, 2017 from $629.9 million at December 31, 2016. The Liberty acquisition resulted in a net increase of deposits of $175.6 million as of the date of acquisition. The total increase in deposits is primarily related to increases in noninterest-bearing demand, interest-bearing demand, money market, savings, and time deposits of $38.6 million or 28.9%, $27.5 million or 46.2%, $85.9 million or 114.6%, $8.9 million or 5.2%, and $56.0 million or 29.5%, respectively, at June 30, 2017.

Borrowed funds. The Company uses short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $5.0 million, or 7.3%, to $63.4 million as of June 30, 2017. Other borrowings increased $30.0 million, or 316.9%, to $39.4 million as of June 30, 2017 from $9.4 million as of December 31, 2016. This increase is due to new FHLB borrowings during the six-month period ending June 30, 2017 used primarily to fund loan growth.

Stockholders’ equity. Stockholders’ equity increased $40.2 million, or 52.3%, to $117.2 million at June 30, 2017 from $77.0 million at December 31, 2016. This growth was largely the result of an increase in common stock in relation to the Liberty Bank, N.A. acquisition (Note 9), and of the proceeds from the private placement discussed above. This growth was also the result of increases in retained earnings of $3.0 million. The change in retained earnings is due to the year-to-date net income offset by dividends paid. The increase in stockholders’ equity is also attributable to an increase in accumulated other comprehensive income (“AOCI”) of $614,000 due to fair value adjustments of available-for-sale securities.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2017, was $2.5 million, a $581,000, or 30.2% increase from the amount earned during the same period in 2016. Diluted earnings per share for the quarter decreased to $0.83, compared to $0.94 from the same period in 2016. Net income for the six months ended June 30, 2017, was $4.6 million, a $1.2 million, or 35.0% increase from the amount earned during the same period in 2016. Diluted earnings per share decreased to $1.61, compared to $1.73 from the same period in 2016.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.94% and 9.34%, respectively, compared with 1.03% and 11.78% for the same period in 2016. The Company’s ROA and ROE for the six-month period were 0.89% and 9.05%, respectively, compared with 0.92% and 10.62% for the same period in 2016.

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

Net interest income for the three months ended June 30, 2017 totaled $9.3 million, an increase of 46.4% from that reported in the comparable period of 2016. The net interest margin was 3.80% for the second quarter of 2017, up from the 3.78% reported for the same quarter of 2016. Net interest income for the six months ended June 30, 2017 totaled $18.0 million, an increase of 42.4% from that reported in the comparable period of 2016. The net interest margin was 3.82%, no change from that reported for the same period of 2016.

Interest and dividend income. Interest and dividend income increased $3.5 million, or 47.2%, for the three months ended June 30, 2017, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $3.6 million, partially offset by a decrease in interest earned on investment securities of $187,000. Interest and dividend income increased $6.4 million, or 43.0%, for the six months ended June 30, 2017, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans (including the interest and fees on the loans acquired through the Liberty acquisition) of $6.6 million, partially offset by a decrease in interest earned on investment securities of $462,000.

Interest earned on loans receivable increased $3.6 million, or 57.0%, for the three months ended June 30, 2017, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $293.5 million, accompanied by a 12 basis point increase in the average yield, to 4.67%. Interest earned on loans receivable increased $6.6 million or 52.9%, for the six months ended June 30, 2017, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $281.1 million, accompanied by a 5 basis point increase in the average yield, to 4.66%. The net increase in interest and fees earned on loans receivable attributed to the Liberty acquisition is $5.2 million for the six months ended June 30, 2017.

Interest earned on securities decreased by $187,000 for the three months ended June 30, 2017 when compared to the same period in the prior year. The average balance of investment securities decreased $27.5 million, or 20.2%, while the 4.34% yield on the investment portfolio increased by 13 basis points, from 4.21%, for the same period in the prior year. Interest earned on securities decreased by $462,000 for the six months ended June 30, 2017 when compared to the same period in the prior year. The average balance of investment securities decreased $31.2 million, or 22.08% while the 4.32% yield on the investment portfolio increased by 10 basis points, from 4.22%, for the same period in the prior year.

Interest expense. Interest expense increased $559,000, or 52.4%, for the three months ended June 30, 2017, compared to the same period in the prior year. The increase is largely attributable to increases in the average balances of money market deposits, certificates of deposit, and borrowings of $78.7 million, or 97.7%, $61.8 million, or 33.5%, and $62.2 million, or 134.2%, respectively. This increase was partially offset by decreases in costs of 15 and 7 basis points for the average balances of money market deposits and borrowings, respectively, and accompanied by an increase in cost of 2 basis points for the average balance of certificates of deposit. Interest expense increased $976,000, or 46.7%, for the six months ended June 30, 2017, compared to the same period in the prior year. The increase is largely attributable to increases in the average balances of money market deposits and borrowings or $76.7 million, or 95.5%, and 65.5 million, or 146.3%, respectively. This increase was partially offset by a decrease in cost of 25 basis points for the average balance of borrowings, accompanied by an increase in cost of 3 basis points for the average balance of money market deposits. The Liberty acquisition resulted in a net increase of interest expense of $564,800 as of June 30, 2017.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $170,000 was recorded for the quarter ended June 30, 2017, an increase of $65,000, or 61.9% from the quarter ended June 30, 2016. A provision for loan losses of $335,000 was recorded for the six month period ended June 30, 2017, compared to $210,000 in the same period in 2016. Nonperforming loans were $12.6 million, or 1.5% of total loans at June 30, 2017 compared with $9.5 million, or 1.6% at June 30, 2016. For the three months ended June 30, 2017, net loan charge-offs totaled $285,000, or 0.13% of average loans, compared to net charge-offs of $96,000, or 0.07%, for the second quarter of 2016. For the six months ended June 30, 2017, net loan charge-offs totaled $328,000, or 0.08% of average loans, compared to net charge-offs of $229,000, or 0.08%, for the same period in 2016.

Noninterest income. Noninterest income decreased $184,000 for the three months ended June 30, 2017 over the comparable 2016 period. This decrease was largely the result of a decrease in net investment security gains of $252,000 offset by an increase in the gain on sale of loans of $125,000. Noninterest income increased $418,000 for the six months ended June 30, 2017 over the comparable 2016 period. This increase was largely the result of an increase in gains on sales of loans of $ 272,000 and net investment security gains of $185,000.

Noninterest expense. Noninterest expense of $6.7 million for the second quarter 2017 was 36.4%, or $1.8 million more than the second quarter of 2016. Salaries and employee benefits, data processing costs, and professional fees increased $920,000 or 40.3%, $266,000 or 82.6%, and $205,000, or 94.0%, respectively. These were partially offset by a net gain on other real estate sales of $126,000. The salary increase is mostly due to annual pay adjustments and the increase of employees due to the acquisition of Liberty Bank, N.A. Professional fees and data processing costs are also higher due to additional on-going services provided related to the acquisition. The increase of gain on other real estate sales is attributable to a $284,000, or 30.4%, reduction in other real estate owned as of June 30, 2017. Nonrecurring merger expense due to the acquisition of Liberty Bank, N.A. included in noninterest expense for the second quarter 2017 was $307,000. Noninterest expense of $14.0 million for the six month period ended June 30, 2017 was 36.3% or $3.7 million more than the same period in 2016. Salaries and employee benefits, professional fees, and data processing costs increased $1.8 million, or 36.3%, $286,000, or 56.1%, and $314,000, or 52.9%, respectively. These increases were partially offset by a net gain on other real estate sales of $129,000. The salary increase is mostly due to annual pay adjustments and the increase of employees due to the acquisition of Liberty Bank, N.A. Professional fees and data processing costs are also higher due to on-going additional services provided related to the acquisition. Nonrecurring merger expense due to the acquisition of Liberty Bank, N.A. included in noninterest expense for the six month period ended June 30, 2017 was $694,000.

Provision for income taxes. The Company recognized $885,000 in income tax expense, which reflected an effective tax rate of 26.1% for the three months ended June 30, 2017, as compared to $566,000 with an effective tax rate of 22.7% for the comparable 2016 period. The Company recognized $1.6 million in income tax expense, which reflected an effective tax rate of 26.0% for the six months ended June 30, 2017, as compared to $868,000 million with an effective tax rate of 20.3% for the comparable 2016 period. The provision is directly correlated to the increase in net income before taxes. The increase in the effective tax rate is due to a lower level of nontaxable income and certain non-deductible merger expenses.

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

	For the Three Months Ended June 30,
	2017			2016

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$851,754	$9,916	4.67%	$558,298	$6,317	4.55%
Investment securities (3)	108,774	853	4.34%	136,266	1,040	4.21%
Interest-bearing deposits with other banks	52,077	133	1.02%	21,806	48	0.89%
Total interest-earning assets	1,012,605	10,902	4.45%	716,370	7,405	4.37%
Noninterest-earning assets	58,632			34,405
Total assets	$1,071,237			$750,775
Interest-bearing liabilities:
Interest-bearing demand deposits	$90,337	$135	0.60%	$68,540	$53	0.31%
Money market deposits	159,333	103	0.26%	80,593	83	0.41%
Savings deposits	181,547	110	0.24%	175,032	107	0.25%
Certificates of deposit	246,196	879	1.43%	184,448	646	1.41%
Borrowings	108,513	398	1.47%	46,334	177	1.54%
Total interest-bearing liabilities	785,926	1,625	0.83%	554,947	1,066	0.77%
Noninterest-bearing liabilities
Other liabilities	177,696			130,045
Stockholders' equity	107,615			65,783
Total liabilities and stockholders' equity	$1,071,237			$750,775
Net interest income		$9,277			$6,339
Interest rate spread (1)			3.62%			3.60%
Net interest margin (2)			3.80%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.84%			129.09%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $325 and $386 for the three months ended June 30, 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended June 30, 2017 and 2016, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2017 versus 2016

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$3,329	$270	$3,599
Investment securities	(289)	102	(187)
Interest-bearing deposits with other banks	67	18	85
Total interest-earning assets	3,107	390	3,497

Interest-bearing liabilities:
Interest-bearing demand deposits	17	65	82
Money market deposits	80	(60)	20
Savings deposits	4	(1)	3
Certificates of deposit	217	16	233
Borrowings	239	(18)	221
Total interest-bearing liabilities	557	2	559

Net interest income	$2,550	$388	$2,938

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

	For the Six Months Ended June 30,
	2017			2016

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$825,812	$19,096	4.66%	$544,747	$12,490	4.61%
Investment securities (3)	110,073	1,708	4.32%	141,256	2,170	4.22%
Interest-bearing deposits with other banks	50,613	297	1.18%	21,470	93	0.87%
Total interest-earning assets	986,498	21,101	4.45%	707,473	14,753	4.42%
Noninterest-earning assets	59,079			35,433
Total assets	$1,045,577			$742,906
Interest-bearing liabilities:
Interest-bearing demand deposits	$86,262	$110	0.26%	$64,235	$92	0.29%
Money market deposits	156,943	349	0.45%	80,278	166	0.42%
Savings deposits	180,444	216	0.24%	176,931	217	0.25%
Certificates of deposit	236,079	1,677	1.43%	187,732	1,269	1.36%
Borrowings	110,267	715	1.31%	44,770	347	1.56%
Total interest-bearing liabilities	769,995	3,067	0.80%	553,946	2,091	0.76%
Noninterest-bearing liabilities
Other liabilities	172,907			124,331
Stockholders' equity	102,675			64,629
Total liabilities and stockholders' equity	$1,045,577			$742,906
Net interest income		$18,034			$12,662
Interest rate spread (1)			3.64%			3.66%
Net interest margin (2)			3.82%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.12%			127.72%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to interest income for tax-exempt securities were $653 and $793 for the six months ended June 30, 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six month periods ended June 30, 2017 and 2016, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax-equivalent basis.

	2017 versus 2016

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$6,425	$181	$6,606
Investment securities	(653)	191	(462)
Interest-bearing deposits with other banks	126	78	204
Total interest-earning assets	5,898	450	6,348

Interest-bearing liabilities:
Interest-bearing demand deposits	32	(14)	18
Money market deposits	160	23	183
Savings deposits	4	(5)	(1)
Certificates of deposit	326	82	408
Borrowings	507	(139)	368
Total interest-bearing liabilities	1,029	(53)	976

Net interest income	$4,869	$503	$5,372

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

For the six months ended June 30, 2017, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. In order to avoid limitations on capital distributions, including dividend payments, the Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2017 to 2.50% by 2019. Within the tabular presentation that follows is the adequately capitalized ratio plus capital conservation buffer that includes the fully phased-in 2.50% buffer.

The Bank and the Company met each of the well-capitalized ratio guidelines at June 30, 2017. The following table indicates the capital ratios for the Bank and Company at June 30, 2017 and December 31, 2016.

	As of June 30, 2017
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.04%	10.44%	10.44%	11.17%
Middlefield Banc Corp.	9.26%	10.71%	10.71%	12.32%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%

	As of December 31, 2016
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.46%	13.03%	13.03%	14.25%
Middlefield Banc Corp.	9.27%	13.07%	13.07%	15.75%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2017 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2017 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2017 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(1.48)%	(2.59)%

Portfolio equity - increase (decrease)	9.00%	(19.30)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2017, have remained unchanged from December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information relating to the Company’s sale, on May 10, 2017, of 400,000 shares of its common stock in a private placement exempt from the registration requirements of the Securities Act may be found above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Financial Condition – General and in the Company’s current report on Form 8-K filed with the Commission on May 10, 2017 (SEC File No. 001-36613).

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other information

None

Item 6.  Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2017

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Amended Director Retirement Agreement with Thomas C. Halstead	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2017 Award Summary	Incorporated by reference to Middlefield Banc Corp’s Form 8-K Current Report filed on March 14, 2017

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP

Date: August 14, 2017	By: /s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 14, 2017	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer