Form 10-Q
period 2017-09-30
MIDDLEFIELD BANC CORP
filed 2017-11-14
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Class: Common Stock, without par value
Outstanding at November 14, 2017: 3,214,784

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$47,731	$31,395
Federal funds sold	1,200	1,100
Cash and cash equivalents	48,931	32,495
Investment securities available for sale, at fair value	98,334	114,376
Loans held for sale	5,930	634
Loans	878,541	609,140
Less allowance for loan and lease losses	6,852	6,598
Net loans	871,689	602,542
Premises and equipment, net	11,768	11,203
Goodwill	15,299	4,559
Core deposit intangibles	2,848	36
Bank-owned life insurance	15,542	13,540
Other real estate owned	557	934
Accrued interest and other assets	9,928	7,502

TOTAL ASSETS	$1,080,826	$787,821

LIABILITIES
Deposits:
Noninterest-bearing demand	$181,550	$133,630
Interest-bearing demand	91,184	59,560
Money market	161,101	74,940
Savings	212,371	172,370
Time	251,449	189,434
Total deposits	897,655	629,934
Short-term borrowings	20,274	68,359
Other borrowings	39,273	9,437
Accrued interest and other liabilities	5,130	3,131
TOTAL LIABILITIES	962,332	710,861

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,600,902 and 2,640,418 shares issued; 3,214,737 and 2,254,253 shares outstanding	84,722	47,943
Retained earnings	45,913	41,334
Accumulated other comprehensive income	1,377	1,201
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	118,494	76,960

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,080,826	$787,821

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,443	$6,459	$29,539	$18,949
Interest-bearing deposits in other institutions	107	15	248	42
Federal funds sold	5	7	9	16
Investment securities:
Taxable interest	159	235	600	865
Tax-exempt interest	579	687	1,846	2,227
Dividends on stock	37	17	189	74
Total interest and dividend income	11,330	7,420	32,431	22,173

INTEREST EXPENSE
Deposits	1,468	921	3,820	2,665
Short-term borrowings	202	49	652	288
Other borrowings	148	56	413	164
Total interest expense	1,818	1,026	4,885	3,117

NET INTEREST INCOME	9,512	6,394	27,546	19,056

Provision for loan losses	280	105	615	315

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,232	6,289	26,931	18,741

NONINTEREST INCOME
Service charges on deposit accounts	479	505	1,397	1,443
Investment securities gains, net	398	-	886	303
Earnings on bank-owned life insurance	109	101	316	297
Gain on sale of loans	255	129	720	322
Other income	200	242	622	694
Total noninterest income	1,441	977	3,941	3,059

NONINTEREST EXPENSE
Salaries and employee benefits	3,725	2,677	10,624	7,740
Occupancy expense	476	306	1,397	933
Equipment expense	242	221	789	700
Data processing costs	468	334	1,376	928
Ohio state franchise tax	186	186	558	448
Federal deposit insurance expense	165	132	368	396
Professional fees	434	547	1,230	1,057
Net loss on other real estate owned	18	48	88	247
Advertising expense	248	206	660	604
Core deposit intangible amortization	101	10	276	30
Merger expense	338	-	1,032	-
Other expense	896	995	2,870	2,832
Total noninterest expense	7,297	5,662	21,268	15,915

Income before income taxes	3,376	1,604	9,604	5,885
Income taxes	914	261	2,535	1,129

NET INCOME	$2,462	$1,343	$7,069	$4,756

EARNINGS PER SHARE
Basic	$0.77	$0.60	$2.38	$2.31
Diluted	0.76	0.60	2.37	2.30

DIVIDENDS DECLARED PER SHARE	$0.27	$0.27	$0.81	$0.81

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$2,462	$1,343	$7,069	$4,756

Other comprehensive income:
Net unrealized holding gain (loss) on available-for-sale securities	(264)	(400)	1,153	2,153
Tax effect	89	137	(392)	(732)

Reclassification adjustment for investment securities gain included in net income	(398)	-	(886)	(303)
Tax effect	135	-	301	103

Total other comprehensive income (loss)	(438)	(263)	176	1,221

Comprehensive income	$2,024	$1,080	$7,245	$5,977

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance, December 31, 2016	$47,943	$41,334	$1,201	$(13,518)	$76,960

Net income		7,069			7,069
Other comprehensive income			176		176
Common stock issued in business combination (544,610 shares)	20,995				20,995
Other common stock issuances, net of offering cost (399,008 shares)	15,164				15,164
Dividend reinvestment and purchase plan (8,917 shares)	407				407
Stock options exercised (7,126 shares)	180				180
Stock issued in connection with equity awards, net (823 shares)	33				33
Cash dividends declared ($0.81 per share)		(2,490)			(2,490)

Balance, September 30, 2017	$84,722	$45,913	$1,377	$(13,518)	$118,494

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$7,069	$4,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	615	315
Investment securities gain, net	(886)	(303)
Depreciation and amortization of premises and equipment, net	797	744
Amortization of premium and discount on investment securities, net	343	352
Accretion of deferred loan fees, net	(246)	(150)
Amortization of core deposit intangibles	275	30
Equity-based compensation	33	-
Origination of loans held for sale	(13,345)	(15,497)
Proceeds from sale of loans	7,811	16,046
Gain on sale of loans	(239)	(322)
Origination of student loans held for sale	(321,942)	-
Proceeds from sale of student loans	328,853	-
Gain on sale of student loans	(481)	-
Earnings on bank-owned life insurance	(316)	(297)
Deferred income tax	(532)	224
Net (gain) loss on other real estate owned	(211)	247
(Increase) in accrued interest receivable	(311)	(139)
Increase (decrease) in accrued interest payable	124	(4)
Other, net	(2,193)	253
Net cash provided by operating activities	5,218	6,255

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	9,560	17,896
Proceeds from sale of securities	6,474	9,115
Purchases	(250)	(1,744)
Increase in loans, net	(75,307)	(53,430)
Proceeds from the sale of other real estate owned	1,767	555
Purchase of bank-owned life insurance	(5)	-
Purchase of premises and equipment	(1,037)	(679)
Purchase of restricted stock	(899)	-
Redemption of restricted stock	795	-
Acquisition, net of cash paid	5,431	-
Net cash used in investing activities	(53,471)	(28,287)

FINANCING ACTIVITIES
Net increase in deposits	69,677	14,895
(Decrease) in short-term borrowings, net	(48,085)	(3,022)
Repayment of other borrowings	(164)	(226)
Proceeds from other borrowings	30,000	-
Proceeds from common stock issued	15,164	11,239
Net cash from common stock transactions	180	-
Proceeds from dividend reinvestment and purchase plan	407	382
Cash dividends	(2,490)	(1,710)
Net cash provided by financing activities	64,689	21,558

Increase (decrease) in cash and cash equivalents	16,436	(474)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,495	23,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,931	$23,276

See accompanying notes to unaudited consolidated financial statements.

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,761	$3,121
Income taxes	4,455	475

Noncash investing transactions:
Transfers from loans to other real estate owned	$1,179	$595
Common stock issued in business acquisition	20,995	-

Acquisition of Liberty Bank
Noncash assets acquired
Loans		$195,388
Loans held for sale		5,953
Premises and equipment, net		325
Accrued interest receivable		440
Bank-owned life insurance		1,681
Core deposit intangible		3,087
Other assets		997
Goodwill		10,740
		218,611
Liabilities assumed
Time deposits		(30,744)
Deposits other than time deposits		(167,300)
Accrued interest payable		(47)
Deferred taxes		(1,134)
Other liabilities		(2,754)
		(201,979)

Liberty stock acquired in business combination		(1,068)

Net noncash assets acquired		$15,564

Cash and cash equivalents acquired, net		$5,431

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Middlefield Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. All significant inter-company items have been eliminated.

On January 12, 2017, the Company completed its acquisition of Liberty Bank, N.A. (“Liberty”), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received $37.96 in cash or 1.1934 shares of the Company’s common stock in exchange for each share of Liberty common stock they owned immediately prior to the merger. The Company issued 544,610 shares of its common stock in the merger and the aggregate merger consideration was approximately $42.2 million. Upon closing, Liberty was merged into MBC, and its three full-service bank offices, in Twinsburg in northern Summit County and in Beachwood and Solon in eastern Cuyahoga County, became offices of MBC. The systems integration of Liberty into MBC was completed in February.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U.S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2016. The results of the Company’s operations for any interim period are not necessarily indicative for the results of the Company’s operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements –

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. Under ASU No. 2014-09, revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the guidance, an entity should 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when the entity satisfies a performance obligation. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14 delaying the effective date of ASU No. 2014-09. Public business entities, certain not-for profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Because this guidance does not apply to revenue associated with financial instruments, including loans or securities, the new guidance is not expected to have a material impact on the components of income most closely associated with financial instruments, including securities gains/losses and interest income. The Company is currently evaluating this guidance to determine the impact on components of noninterest income. Although management has not completed its evaluation of the impact of adoption of the ASU on noninterest income, management does not expect the amount or timing of the recognition of such revenue to be materially impacted and does not expect adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recoding of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on its financial position or results of operations.

NOTE 2 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding or unrecognized stock-based compensation costs outstanding as of September 30, 2017 and 2016.

Stock option activity during the nine months ended September 30 is as follows:

		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	2017	Price	2016	Price

Outstanding, January 1	29,324	$23.67	31,949	$25.03
Exercised	(7,949)	29.87	-	-

Outstanding, September 30	21,375	$21.37	31,949	$25.03

Exercisable, September 30	21,375	$21.37	31,949	$25.03

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2017	2016	2017	2016
Weighted-average common shares outstanding	3,598,500	2,633,752	3,352,316	2,445,821

Average treasury stock shares	(386,165)	(386,165)	(386,165)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,212,335	2,247,587	2,966,151	2,059,656

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	11,418	8,643	12,592	8,876

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,223,753	2,256,230	2,978,743	2,068,532

Options to purchase 21,375 shares of common stock, at prices ranging from $17.55 to $37.00, were outstanding during the three and nine months ended September 30, 2017. Of those options, 21,375 were considered dilutive for the three and nine month periods based on the market price exceeding the strike price and no options were anti-dilutive.

Options to purchase 31,949 shares of common stock, at prices ranging from $17.55 to $40.24, were outstanding during the three and nine months ended September 30, 2016. Of those options, 24,700 were considered dilutive for the three and nine month periods based on the market price exceeding the strike price and 7,249 options were anti-dilutive.

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

		September 30, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$9,094	$-	$9,094
Obligations of states and political subdivisions	-	72,094	-	72,094
Mortgage-backed securities in government-sponsored entities	-	16,579	-	16,579
Total debt securities	-	97,767	-	97,767
Equity securities in financial institutions	-	567	-	567
Total	$-	$98,334	$-	$98,334

		December 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$10,236	$-	$10,236
Obligations of states and political subdivisions	-	81,223	-	81,223
Mortgage-backed securities in government-sponsored entities	-	20,069	-	20,069
Private-label mortgage-backed securities	-	1,709	-	1,709
Total debt securities	-	113,237	-	113,237
Equity securities in financial institutions	-	1,139	-	1,139
Total	$-	$114,376	$-	$114,376

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

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the following table as it is not currently being carried at its fair value. The fair values in the following table exclude estimated selling costs of $437,000 at September 30, 2017.

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

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value subsequent to the initial measurement.

		September 30, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$1,620	$1,620
Other real estate owned	-	-	81	81

		December 31, 2016
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$6,498	$6,498
Other real estate owned	-	-	511	511

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2017
Impaired loans	$1,620	Appraisal of collateral (1)	Appraisal adjustments (2)	3.3%	to	8.3% (5.3%)
Other real estate owned	$81	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	10.0%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$1,570	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%	to	59.7% (28.2%)
Other real estate owned	$511	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%

(1)

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable, less any associated allowance.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2017
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)

Financial assets:
Cash and cash equivalents	$48,931	$48,931	$-	$-	$48,931
Investment securities
Available for sale	98,334	-	98,334	-	98,334
Loans held for sale	5,930	4,995	935	-	5,930
Net loans	871,689	-	-	879,206	879,206
Bank-owned life insurance	15,542	15,542	-	-	15,542
Federal Home Loan Bank stock	3,589	3,589	-	-	3,589
Accrued interest receivable	3,177	3,177	-	-	3,177

Financial liabilities:
Deposits	$897,655	$646,206	$-	$252,112	$898,318
Short-term borrowings	20,274	20,274	-	-	20,274
Other borrowings	39,273	-	-	39,306	39,306
Accrued interest payable	566	566	-	-	566

	December 31, 2016
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$32,495	$32,495	$-	$-	$32,495
Investment securities
Available for sale	114,376	-	114,376	-	114,376
Loans held for sale	634	-	634	-	634
Net loans	602,542	-	-	604,447	604,447
Bank-owned life insurance	13,540	13,540	-	-	13,540
Restricted stock	2,204	2,204	-	-	2,204
Accrued interest receivable	2,426	2,426	-	-	2,426

Financial liabilities:
Deposits	$629,934	$440,500	$-	$189,871	$630,371
Short-term borrowings	68,359	68,359	-	-	68,359
Other borrowings	9,437	-	-	9,512	9,512
Accrued interest payable	395	395	-	-	395

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

Loans Held for Sale

Loans held for sale are carried at lower of cost or fair value. The fair value of loans held for sale is based on secondary market pricing on portfolios with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. Within this total are student loans held for sale for which the fair value is based on readily determinable market prices, which is a level I Price.

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

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and nine months ended September 30, 2017 and 2016, respectively:

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of June 30, 2017	$1,815
Other comprehensive income before reclassification	(175)
Amount reclassified from accumulated other comprehensive income	(263)
Period change	(438)
Balance at September 30, 2017	$1,377

Balance as of December 31, 2016	$1,201
Other comprehensive income before reclassification	761
Amount reclassified from accumulated other comprehensive income	(585)
Period change	176
Balance at September 30, 2017	$1,377

Unrealized gains on
available-for-sale
(Dollars in thousands)	securities
Balance as of June 30, 2016	$3,879
Other comprehensive loss before reclassification	(263)
Amount reclassified from accumulated other comprehensive income	-
Period change	(263)
Balance at September 30, 2016	$3,616

Balance as of December 31, 2015	$2,395
Other comprehensive income before reclassification	1,421
Amount reclassified from accumulated other comprehensive income	(200)
Period change	1,221
Balance at September 30, 2016	$3,616

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income:

	Amount Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income (a)		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	September 30, 2017	September 30, 2016	Presented
Unrealized gains on available-for-sale securities
	$398	$-	Investment securities gains, net
	(135)	-	Income taxes
	$263	$-

	Amount Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income (a)		the Statement Where
(Dollars in thousands)	For the Nine Months Ended		Net Income is
Details about other comprehensive income	September 30, 2017	September 30, 2016	Presented
Unrealized gains on available-for-sale securities
	$886	$303	Investment securities gains, net
	(301)	(103)	Income taxes
	$585	$200

(a) Amounts in parentheses indicate expenses and other amounts indicate income.

NOTE 6 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$9,004	$146	$(56)	$9,094
Obligations of states and political subdivisions:
Taxable	505	12	-	517
Tax-exempt	69,750	1,886	(59)	71,577
Mortgage-backed securities in government-sponsored entities	16,574	175	(170)	16,579
Total debt securities	95,833	2,219	(285)	97,767
Equity securities in financial institutions	415	152	-	567
Total	$96,248	$2,371	$(285)	$98,334

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$10,158	$174	$(96)	$10,236
Obligations of states and political subdivisions:
Taxable	1,615	129	(4)	1,740
Tax-exempt	78,327	1,678	(522)	79,483
Mortgage-backed securities in government-sponsored entities	20,128	202	(261)	20,069
Private-label mortgage-backed securities	1,579	130	-	1,709
Total debt securities	111,807	2,313	(883)	113,237
Equity securities in financial institutions	750	389	-	1,139
Total	$112,557	$2,702	$(883)	$114,376

The amortized cost and fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$4,689	$4,742
Due after one year through five years	9,884	10,193
Due after five years through ten years	9,643	9,783
Due after ten years	71,617	73,049
Total	$95,833	$97,767

Proceeds from the sales of securities available for sale and the gross realized gains and losses are as follows:

(Dollar amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017		2016
Proceeds from sales	$3,787	$-	$6,474		$9,115
Gross realized gains	430	-	918	*	306
Gross realized losses	(32)	-	(32)		(3)

*Prior to the acquisition of Liberty Bank, N.A., the Company had a previously held equity interest in Liberty which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000, which was recorded in Investment Securities Gains on the consolidated Income Statement for the nine months ended September 30, 2017.

Investment securities with an approximate carrying value of $64.9 million and $60.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure deposits and other purposes as required by law. Cash of $4.5 million at September 30, 2017 was also pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$952	$(9)	$3,211	$(47)	$4,163	$(56)
Obligations of states and political subdivisions
Tax-exempt	3,008	(18)	2,112	(41)	5,120	(59)
Mortgage-backed securities in government-sponsored entities	7,997	(57)	3,798	(113)	11,795	(170)
Total	$11,957	$(84)	$9,121	$(201)	$21,078	$(285)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,803	$(47)	$1,316	$(49)	$5,119	$(96)
Obligations of states and political subdivisions
Taxable	502	(4)	-	-	502	(4)
Tax-exempt	23,554	(522)	-	-	23,554	(522)
Mortgage-backed securities in government-sponsored entities	9,066	(126)	4,438	(135)	13,504	(261)
Total	$36,925	$(699)	$5,754	$(184)	$42,679	$(883)

There were 28 securities considered temporarily impaired at September 30, 2017.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 99% of the total available-for-sale portfolio as of September 30, 2017 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near-term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

For the nine months ended September 30, 2017 and 2016, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2017 or December 31, 2016 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 7 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2017	2016

Commercial and industrial	$99,314	$60,630
Real estate - construction	40,760	23,709
Real estate - mortgage:
Residential	316,191	270,830
Commercial	403,135	249,490
Consumer installment	19,141	4,481
	878,541	609,140
Less: Allowance for loan and lease losses	6,852	6,598

Net loans	$871,689	$602,542

The amounts above include deferred loan origination costs of $2.0 million and $1.7 million at September 30, 2017 and December 31, 2016, respectively.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
September 30, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$3,038	$185	$2,844	$5,788	$4	$11,859
Collectively evaluated for impairment	96,276	40,575	313,347	397,347	19,137	866,682
Total loans	$99,314	$40,760	$316,191	$403,135	$19,141	$878,541

			Real estate- Mortgage
December 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,190	$913	$3,135	$7,187	$5	$12,430
Collectively evaluated for impairment	59,440	22,796	267,695	242,303	4,476	596,710
Total loans	$60,630	$23,709	$270,830	$249,490	$4,481	$609,140

			Real Estate- Mortgage
September 30, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$436	$-	$132	$692	$-	$1,260
Collectively evaluated for impairment	291	259	1,704	2,991	347	5,592
Total ending allowance balance	$727	$259	$1,836	$3,683	$347	$6,852

			Real Estate- Mortgage
December 31, 2016	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$90	$-	$251	$186	$-	$527
Collectively evaluated for impairment	358	172	2,567	2,949	25	6,071
Total ending allowance balance	$448	$172	$2,818	$3,135	$25	$6,598

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increase in the allowance for loan loss for C&I, Real Estate Construction, CRE, and Consumer Installment loan portfolios were partially offset by a decrease in the allowance for the Residential loan portfolio.

Management evaluates individual loans in all of the commercial segments for possible impairment based on guidance established by the Board of Directors. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or the loan was modified in a troubled debt restructuring.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2017
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,368	$1,550	$-
Real estate - construction	185	185	-
Real estate - mortgage:
Residential	1,875	2,092	-
Commercial	2,969	3,108	-
Total	$6,397	$6,935	$-

With an allowance recorded:
Commercial and industrial	$1,670	$2,115	$436
Real estate - mortgage:
Residential	969	1,005	132
Commercial	2,819	2,984	692
Consumer installment	4	4	-
Total	$5,462	$6,108	$1,260

Total:
Commercial and industrial	$3,038	$3,665	$436
Real estate - construction	185	185	-
Real estate - mortgage:
Residential	2,844	3,097	132
Commercial	5,788	6,092	692
Consumer installment	4	4	-
Total	$11,859	$13,043	$1,260

December 31, 2016
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$319	$318	$-
Real estate - construction	913	909	-
Real estate - mortgage:
Residential	2,142	2,140	-
Commercial	2,031	2,027	-
Total	$5,405	$5,394	$-

With an allowance recorded:
Commercial and industrial	$871	$868	$90
Real estate - mortgage:
Residential	993	991	251
Commercial	5,156	5,147	186
Consumer installment	5	5	-
Total	$7,025	$7,011	$527

Total:
Commercial and industrial	$1,190	$1,186	$90
Real estate - construction	913	909	-
Real estate - mortgage:
Residential	3,135	3,131	251
Commercial	7,187	7,174	186
Consumer installment	5	5	-
Total	$12,430	$12,405	$527

The tables above include troubled debt restructuring totaling $2.4 million at September 30, 2017 and $2.7 million as of December 31, 2016.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,633	$69	$1,962	$210
Real estate - construction	431	-	738	1
Real estate - mortgage:
Residential	2,988	19	3,149	69
Commercial	7,216	48	7,223	231
Consumer installment	5	1	5	1
	$13,273	$137	$13,077	$512

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$864	$4	$1,218	$9
Real estate - construction	1,105	3	1,404	22
Real estate - mortgage:
Residential	3,389	-	3,660	36
Commercial	7,939	8	7,449	115
Consumer installment	5	-	6	-
	$13,302	$15	$13,737	$182

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
September 30, 2017

Commercial and industrial	$92,855	$2,188	$4,271	$-	$99,314
Real estate - construction	40,737	-	23	-	40,760
Real estate - mortgage:
Residential	310,086	744	5,361	-	316,191
Commercial	393,538	4,477	5,120	-	403,135
Consumer installment	18,909	-	232	-	19,141
Total	$856,125	$7,409	$15,007	$-	$878,541

		Special			Total
December 31, 2016	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$58,539	$663	$1,428	$-	$60,630
Real estate - construction	23,541	144	24	-	23,709
Real estate - mortgage:
Residential	264,481	428	5,921	-	270,830
Commercial	240,678	4,422	4,390	-	249,490
Consumer installment	4,467	-	14	-	4,481
Total	$591,706	$5,657	$11,777	$-	$609,140

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2017

Commercial and industrial	$98,449	$632	$-	$233	$865	$99,314
Real estate - construction	40,760	-	-	-	-	40,760
Real estate - mortgage:
Residential	313,720	1,101	37	1,333	2,471	316,191
Commercial	400,497	1,236	1,037	365	2,638	403,135
Consumer installment	19,128	10	3	-	13	19,141
Total	$872,554	$2,979	$1,077	$1,931	$5,987	$878,541

		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2016

Commercial and industrial	$60,407	$17	$2	$204	$223	$60,630
Real estate - construction	23,709	-	-	-	-	23,709
Real estate - mortgage:
Residential	268,041	1,909	207	673	2,789	270,830
Commercial	249,081	92	-	317	409	249,490
Consumer installment	4,465	-	10	6	16	4,481
Total	$605,703	$2,018	$219	$1,200	$3,437	$609,140

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

September 30, 2017		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$1,367	$20
Real estate - mortgage:
Residential	3,802	248
Commercial	3,356	-
Total	$8,525	$268

December 31, 2016		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$454	$-
Real estate - mortgage:
Residential	4,034	-
Commercial	1,409	-
Consumer installment	6	-
Total	$5,903	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $398,000 for the nine months ended September 30, 2017 and $309,000 for the year ended December 31, 2016.

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2016	$448	$172	$2,818	$3,135	$25	$6,598
Charge-offs	(439)	-	(74)	(39)	(384)	(936)
Recoveries	189	34	59	111	182	575
Provision	529	53	(967)	476	524	615
ALLL balance at September 30, 2017	$727	$259	$1,836	$3,683	$347	$6,852

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2015	$867	$276	$3,139	$2,078	$25	$6,385
Charge-offs	(197)	-	(394)	(70)	(18)	(679)
Recoveries	51	-	113	140	9	313
Provision	(208)	(138)	(97)	747	11	315
ALLL balance at September 30, 2016	$513	$138	$2,761	$2,895	$27	$6,334

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2017	$613	$202	$1,767	$4,012	$11	$6,605
Charge-offs	(4)	-	-	(20)	(229)	(253)
Recoveries	46	11	45	111	7	220
Provision	72	46	24	(420)	558	280
ALLL balance at September 30, 2017	$727	$259	$1,836	$3,683	$347	$6,852

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2016	$484	$159	$2,788	$2,909	$26	$6,366
Charge-offs	(74)	-	(149)	-	(3)	(226)
Recoveries	4	-	82	-	3	89
Provision	99	(21)	40	(14)	1	105
ALLL balance at September 30, 2016	$513	$138	$2,761	$2,895	$27	$6,334

The negative provision allocated to residential real estate loans in the amount of $967,000 for the three-month period ended September 30, 2017 is due to the payoff of a large commercial credit during that period.

The negative provision allocated to commercial real estate loans in the amount of $420,000 for the nine-month period ended September 30, 2017 is due to changes in qualitative factors during that period.

The following tables summarize troubled debt restructurings (in thousands):

For the Three Months Ended
September 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$29	$29

	For the Nine Months Ended
	September 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	1	2	$954	$955
Residential real estate	3	-	3	39	39

	For the Nine Months Ended
	September 30, 2016
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$169	$169
Residential real estate	1	-	1	58	58
Commercial real estate	1	-	1	311	311

For the three months ended September 30, 2016 there were no troubled debt restructurings.

One contract, with a recorded investment of $33,000, subsequently defaulted during 2017. This contract was paid off as of September 30, 2017. There were no other subsequent defaults of troubled debt restructurings for the three and nine months ended September 30, 2017.

The following tables summarize subsequent defaults of troubled debt restructurings (in thousands) for the three and nine-month periods ended September 30, 2016:

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

NOTE 8 – OTHER REAL ESTATE OWNED (“OREO”)

OREO comprises foreclosed assets acquired in settlement of loans and is carried at fair value less estimated cost to sell and is presented on the Consolidated Balance Sheet. At September 30, 2017 and December 31, 2016, there was $557,000 and $934,000 of OREO, respectively. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.0 million at September 30, 2017.

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Liberty for a total purchase price of $42.2 million.  As a result of the acquisition, the Company issued 544,610 common shares and $21.2 million in cash to the former shareholders of Liberty Bank. The shares were issued with a value of $38.55 per share, which was the closing price of the Company’s stock on January 12, 2017. Prior to the acquisition the Company had a previously held equity interest in Liberty Bank which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000, which was recorded in the Investment Securities Gains – Taxable Interest line on the consolidated Income Statement for the nine months ended September 30, 2017.

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

The following table summarizes the purchase of Liberty Bank as of January 12, 2017:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Middlefield Banc Corp. shares issued	544,610
Value assigned to Middlefield Banc Corp. common share	$38.55
Purchase price assigned to Liberty Bank common shares exchanged for		20,995
Middlefield Banc Corp. shares
Purchase Price Consideration in Cash
Purchase price assigned to Liberty Bank common shares exchanged for cash		21,173
Total Purchase Price		42,168
Previously held equity interest in Liberty Bank		1,068
Net Assets Acquired:
Liberty Bank shareholders equity	$30,474
Adjustments to reflect assets acquired at fair value:
Loans
Allowance for loan loss	3,257
Core deposit intangible	3,087
Loans - interest rate	578
Loans - general credit	(2,161)
Other	254
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(141)
Deferred taxes	(1,134)
Change in control	(1,718)
		32,496
Goodwill resulting from merger		$10,740

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed, at fair value:

(In Thousands)
Total purchase price		$42,168
Previously held equity interest in Liberty Bank		1,068
Assets (liabilities) acquired:
Net assets acquired:
Cash	26,604
Loans and loans held for sale	201,341
Premises and equipment, net	325
Accrued interest receivable	440
Bank-owned life insurance	1,681
Core deposit intangible	3,087
Other assets	997
Time deposits	(30,744)
Non-time deposits	(167,300)
Accrued interest payable	(47)
Deferred taxes	(1,134)
Other liabilities	(2,754)
		32,496
Goodwill resulting from the Liberty Bank merger		$10,740

Middlefield recorded goodwill and intangibles associated with the purchase of Liberty Bank totaling $10,740,000. Goodwill is not amortized, but is periodically evaluated for impairment. Middlefield Bank did not recognize any impairment during the nine months ended September 30, 2017. Management made adjustments to goodwill subsequent to the acquisition of $347,000 due to refinements in a purchase accounting adjustment.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the nine months ended September 30, 2017, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized over the estimated useful life. The gross carrying amount of the core deposit intangible at September 30, 2017 was $2,838,000 with $249,000 accumulated amortization as of that date.

As of September 30, 2017, the current year and estimated future amortization expense for the core deposit intangible is as follows:

Remaining	2017	93
	2018	348
	2019	341
	2020	332
	2021	321
	2022	309
	2023	296
	2024	281
	2025	264
	2026	253
		2,838

Results of operations for Liberty prior to the acquisition date are not included in the Consolidated Statement of Income for the three-month period and nine-month period ended September 30, 2017. The results of activities from the former Liberty Bank operations that are included in the Consolidated Statement of Income from the date of acquisition through September 30, 2017 are broken out in the following table:

	Actual from Acquisition Date Through September 30, 2017	Actual Third Quarter 2017
	(in thousands)	(in thousands)

Net interest income	$7,810	$2,566
Noninterest income	744	219
Net income	$2,625	$1,323

The table below presents unaudited pro forma information as if the acquisition of Liberty Bank had occurred on January 1, 2016. This has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs and amortization of fair value adjustments are included in the amounts below.

	Pro Formas		Pro Formas
	Nine-month period ended September 30,		Three-month period ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)

Net interest income	$27,844	$25,790	$9,214	$8,868
Noninterest income	4,002	4,141	1,380	1,538
Net income	$6,052	$6,416	$3,479	$2,691
Pro forma earnings per share:
Basic	$2.04	$3.12	$1.17	$1.31
Diluted	$2.03	$3.10	$1.17	$1.30

Included in the above net income amount for the three and nine months ended September 30, 2017 are $338,000 and $1,032,000 of nonrecurring merger expenses, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2017, which is the date the consolidated financial statements were available to be issued. Management determined there were no subsequent events that required adjustments to or disclosure in the consolidated financial statements as of September 30, 2017.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the September 30, 2017 quarter at $1.1 billion, an increase of $293.0 million or 37.2% from December 31, 2016. For the same time period, cash and cash equivalents increased $16.4 million, or 50.6% while net loans increased $269.1 million, or 44.7%. Total liabilities increased $251.5 million, or 35.4% while stockholders’ equity increased $41.5 million, or 54.0%.

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

Cash and cash equivalents. Cash and due from banks and Federal funds sold represent cash and cash equivalents. Cash and cash equivalents increased $16.4 million or 50.6% to $48.9 million at September 30, 2017 from $32.5 million at December 31, 2016. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on September 30, 2017 totaled $98.3 million, a decrease of $16.0 million or 14.0% from $114.4 million at December 31, 2016. During this period the Company recorded repayments, calls, and maturities of $9.6 million. Securities purchases were $250,000 during this period, and sales of securities were $6.5 million. The Company recorded $886,000 in security gains as of September 30, 2017 on the Company’s consolidated statement of income and consolidated statement of cash flows, $488,000 of which resulted from the liquidation of the Company’s investment in Liberty stock due to the acquisition.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $269.1 million or 44.7% to $871.7 million as of September 30, 2017 from $602.5 million at December 31, 2016 due to the Liberty acquisition as well as strategic growth goals. The Liberty acquisition resulted in a net increase of loans receivable of $195.4 million as of the date of acquisition. Included in the total increase to loans receivable were increases in the commercial real estate, residential real estate, commercial and industrial, construction, and consumer installment portfolios of $153.6 million, or 61.6%, $45.4 million, or 16.7%, $38.7 million or 63.8%, $17.1 million or 71.9%, and $14.7 million, or 327.2%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on September 30, 2017 totaled $5.9 million, an increase of $5.3 million, or 835.3%, from December 31, 2016. This increase is largely the result of the acquisition of Liberty’s Student Lending loans which are classified as Loans Held for Sale. The amount of loans under this Student Lending program was $5.0 million as of September 30, 2017.

Student Lending. Through its merger with Liberty Bank, N.A., on January 12, 2017, MBC acquired Liberty’s private student loan business, which provides qualified borrowers nationwide with the ability to finance the costs associated with obtaining their undergraduate or graduate degrees and to refinance their existing student loans. Pursuant to loan origination agreements with student loan origination and servicing companies, MBC will make student loans to qualified students and sell those loans, without recourse and with servicing released, into the secondary market. This “originate-to-sell” model allows the Bank to enhance its liquidity, making credit more widely available while transferring the risk of non-payment to third parties. Gains on the sales of these loans as well as interest income earned while held by MBC are included in the Consolidated Statement of Income. During the nine-month period ended September 30, 2017, the Company originated $327.9 million in student loans. The Company anticipates continuing the student loan program but can give no assurance that MBC will originate student loans at equivalent levels.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $254,000 or 3.8% to $6.9 million at September 30, 2017 from $6.6 million at December 31, 2016. For the three months ended September 30, 2017, net loan charge-offs totaled $33,000, or 0.02% of average loans, compared to net charge-offs of $137,000, or 0.09%, for the same period in 2016. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $280,000 in the three-month period ending September 30, 2017. For the nine months ended September 30, 2017, net loan charge-offs totaled $361,000, or 0.06% of average loans, compared to net charge-offs of $366,000, or 0.09%, for the same period in 2016. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $615,000 in the nine-month period ending September 30, 2017.

MBC recorded loans acquired through the Liberty acquisition without carrying over any allowance. As such, the acquisition of these loans had a negligible effect on the determination of the allowance for loans and lease losses as of September 30, 2017. However, these assets have been considered in the determination of the allowance for loan and lease losses for any subsequent deterioration after the acquisition date.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Such evaluation includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at September 30, 2017. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 22 TDRs accruing interest with a balance of $2.2 million as of September 30, 2017. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $10.0 million as of September 30, 2017, an increase of $2.9 million from $7.1 million at December 31, 2016.

	Asset Quality History

(Dollar amounts in thousands)	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016

Nonperforming loans	$11,004	$12,581	$8,019	$7,075	$8,329
Other real estate owned	557	650	1,634	934	1,205

Nonperforming assets	$11,561	$13,231	$9,653	$8,009	$9,534

Allowance for loan and lease losses	6,852	6,605	6,720	6,598	6,334

Ratios
Nonperforming loans to total loans	1.25%	1.45%	0.96%	1.16%	1.42%
Nonperforming assets to total assets	1.07%	1.24%	0.90%	1.02%	1.25%
Allowance for loan and lease losses to total loans	0.78%	0.76%	0.80%	1.08%	1.08%
Allowance for loan and lease losses to nonperforming loans	62.27%	52.50%	83.80%	93.26%	76.05%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2017, 91.1% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure to the Company.

The allowance for loan and lease losses to total loans ratio decreased from 1.08% as of December 31, 2016 to 0.78% as of September 30, 2017. This decrease is primarily due to the increase in total loans resulting from the Liberty acquisition as legacy Liberty loans and investments have required no additional reserves.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $897.7 million or 93.8% of the Company’s total funding sources at September 30, 2017. Total deposits increased $267.7 million or 42.5% at September 30, 2017 from $629.9 million at December 31, 2016. The Liberty acquisition resulted in a net increase of deposits of $198.0 million as of the date of acquisition. The total increase in deposits is primarily related to increases in noninterest-bearing demand, interest-bearing demand, money market, savings, and time deposits of $47.9 million or 35.9%, $31.6 million or 53.1%, $86.2 million or 115.0%, $40.0 million or 23.2%, and $62.0 million or 32.7%, respectively, at September 30, 2017.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $48.1 million, or 70.3%, to $20.3 million as of September 30, 2017. Other borrowings increased $29.8 million, or 316.2%, to $39.3 million as of September 30, 2017 from $9.4 million as of December 31, 2016. This increase is due to new FHLB borrowings during the nine-month period ending September 30, 2017 used primarily to fund loan growth.

Stockholders’ equity. Stockholders’ equity increased $41.5 million, or 54.0%, to $118.5 million at September 30, 2017 from $77.0 million at December 31, 2016. This growth was largely the result of an increase in common stock in relation to the Liberty Bank, N.A. acquisition (Note 9), and of the proceeds from the private placement discussed above. This growth was also the result of increases in retained earnings of $4.6 million. The change in retained earnings is due to the year-to-date net income offset by dividends paid. The increase in stockholders’ equity is also attributable to an increase in accumulated other comprehensive income (“AOCI”) of $176,000 due to fair value adjustments of available-for-sale securities.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2017, was $2.5 million, a $1.1 million, or 83.3% increase from the amount earned during the same period in 2016. Diluted earnings per share for the quarter increased to $0.76, compared to $0.60 from the same period in 2016. Net income for the nine months ended September 30, 2017, was $7.1 million, a $2.3 million, or 48.6% increase from the amount earned during the same period in 2016. Diluted earnings per share increased to $2.37, compared to $2.30 from the same period in 2016.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.90% and 8.12%, respectively, compared with 0.69% and 6.84% for the same period in 2016. The Company’s ROA and ROE for the nine-month period were 0.89% and 8.82%, respectively, compared with 0.85% and 9.07% for the same period in 2016.

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

Net interest income for the three months ended September 30, 2017 totaled $9.5 million, an increase of 48.8% from that reported in the comparable period of 2016. The net interest margin was 3.81% for the third quarter of 2017, up from the 3.68% reported for the same quarter of 2016. Net interest income for the nine months ended September 30, 2017 totaled $27.5 million, an increase of 44.6% from that reported in the comparable period of 2016. The net interest margin was 3.82% for the nine-month period ended September 30, 2017, up from the 3.78% reported in the comparable period of 2016.

Interest and dividend income. Interest and dividend income increased $3.9 million, or 52.7%, for the three months ended September 30, 2017, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans (including the interest and fees on the loans acquired through the Liberty acquisition) of $4.0 million, partially offset by a decrease in interest earned on investment securities of $184,000. Interest and dividend income increased $10.3 million, or 46.3%, for the nine months ended September 30, 2017, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans (including the interest and fees on the loans acquired through the Liberty acquisition) of $10.6 million, partially offset by a decrease in interest earned on investment securities of $646,000.

Interest earned on loans receivable increased $4.0 million, or 61.7%, for the three months ended September 30, 2017, compared to the same period in the prior year. The total increase is comprised of a $3.3 million increase due to an increase in average loan balances of $293.4 million, accompanied by an increase of $715,000 attributable to a 32 basis point increase in the average yield, to 4.74%. Interest earned on loans receivable increased $10.6 million or 55.9%, for the nine months ended September 30, 2017, compared to the same period in the prior year. This total increase is comprised of a $9.7 million increase due to an increase in average loan balances of $285.2 million, accompanied by an increase of $885,000 attributable to a 14 basis point increase in the average yield, to 4.69%. The net increase in interest and fees earned on loans receivable attributed to the Liberty acquisition is $7.5 million for the nine months ended September 30, 2017.

Net interest earned on securities decreased by $184,000 for the three months ended September 30, 2017 when compared to the same period in the prior year. The average balance of investment securities decreased $24.6 million, or 19.7%, while the 4.09% yield on the investment portfolio increased by 3 basis points, from 4.06%, for the same period in the prior year. Net interest earned on securities decreased by $646,000 for the nine months ended September 30, 2017 when compared to the same period in the prior year. The average balance of investment securities decreased $29.0 million, or 21.3% while the 4.25% yield on the investment portfolio increased by 8 basis points, from 4.17%, for the same period in the prior year.

Interest expense. Interest expense increased $792,000, or 77.2%, for the three months ended September 30, 2017, compared to the same period in the prior year. The increase is largely attributable to increases in the average balances of money market deposits, certificates of deposit, and borrowings of $78.2 million, or 94.6%, $62.5 million, or 34.1%, and $37.7 million, or 83.3%, respectively. This increase was accompanied by increases in costs of 75 and 37 basis points for the average balances of borrowings and savings deposits, respectively. Interest expense increased $1.8 million, or 56.7%, for the nine months ended September 30, 2017, compared to the same period in the prior year. The increase is largely attributable to increases in the average balances of money market deposits, borrowings, and certificates of deposits of $77.2 million, or 95.2%, $56.2 million, or 125.2%, and $53.1 million, or 28.5%, respectively. This increase was partially offset by a decrease in cost of 4 basis points for the average balance of interest-bearing demand deposits, and accompanied by an increase in cost of 16, 7, and 5 basis points for the average balances of money market deposits, borrowings, and certificates of deposits, respectively. The Liberty acquisition resulted in a net increase of interest expense of $967,000 as of September 30, 2017.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $280,000 was recorded for the quarter ended September 30, 2017, an increase of $175,000, or 166.7% from the quarter ended September 30, 2016. A provision for loan losses of $615,000 was recorded for the nine month period ended September 30, 2017, compared to $315,000 in the same period in 2016. Nonperforming loans were $12.1 million, or 1.4% of total loans at September 30, 2017 compared with $8.3 million, or 1.4% at September 30, 2016. For the three months ended September 30, 2017, net loan charge-offs totaled $33,000, or 0.02% of average loans, compared to net charge-offs of $137,000, or 0.09%, for the third quarter of 2016. For the nine months ended September 30, 2017, net loan charge-offs totaled $361,000, or 0.06% of average loans, compared to net charge-offs of $366,000, or 0.09%, for the same period in 2016.

Noninterest income. Noninterest income increased $464,000 for the three months ended September 30, 2017 over the comparable 2016 period. This increase was largely the result of increases in net investment security gains of $398,000 and gains on sales of loans of $126,000. Noninterest income increased $882,000 for the nine months ended September 30, 2017 over the comparable 2016 period. This increase was largely the result of an increase in net investment security gains of $583,000 and gains on sales of loans of $398,000.

Noninterest expense. Noninterest expense of $7.3 million for the third quarter 2017 was 28.9%, or $1.6 million more than the third quarter of 2016. Salaries and employee benefits, data processing costs, and occupancy expense increased $1.0 million or 39.1%, $134,000, or 40.1%, and $170,000 or 55.6%, respectively. These increases were partially offset by a decrease in professional fees of $113,000, or 20.7%. The salary increase is mostly due to annual pay adjustments and the increase of employees due to the acquisition of Liberty Bank, N.A. Data processing costs and occupancy expenses are also higher due to additional ongoing services provided and property maintenance costs related to the acquisition. The decrease in professional fees is due to nonrecurring merger expenses incurred due to the acquisition of Liberty Bank, N.A in the third quarter 2016 amounting to $115,000. Nonrecurring merger expense due to the acquisition of Liberty Bank, N.A. included in noninterest expense for the third quarter 2017 was $338,000. Noninterest expense of $21.3 million for the nine month period ended September 30, 2017 was 33.6% or $5.4 million more than the same period in 2016. Salaries and employee benefits, data processing costs, and occupancy expense increased $2.9 million, or 37.3%, $448,000, or 48.3%, and $464,000, or 49.7%, respectively. These increases were partially offset by a decrease in net loss on other real estate owned of $159,000. The salary increase is mostly due to annual pay adjustments and the increase of employees due to the acquisition of Liberty Bank, N.A. Data processing and occupancy expenses are also higher due to additional ongoing services provided and property maintenance costs related to the acquisition. Nonrecurring merger expense due to the acquisition of Liberty Bank, N.A. included in noninterest expense for the nine month period ended September 30, 2017 was $1.0 million.

Provision for income taxes. The Company recognized $914,000 in income tax expense, which reflected an effective tax rate of 27.1% for the three months ended September 30, 2017, as compared to $261,000 with an effective tax rate of 16.3% for the comparable 2016 period. The Company recognized $2.5 million in income tax expense, which reflected an effective tax rate of 26.4% for the nine months ended September 30, 2017, as compared to $1.1 million with an effective tax rate of 19.2% for the comparable 2016 period. The provision is directly correlated to the increase in net income before taxes. The increase in the effective tax rate is due to a lower level of nontaxable income and certain non-deductible merger expenses.

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

	For the Three Months Ended September 30,
	2017			2016

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$874,190	$10,443	4.74%	$580,798	$6,459	4.42%
Investment securities (3)	100,400	738	4.09%	124,998	922	4.06%
Interest-bearing deposits with other banks	46,636	149	1.27%	23,824	39	0.65%
Total interest-earning assets	1,021,226	11,330	4.52%	729,620	7,420	4.24%
Noninterest-earning assets	65,759			39,683
Total assets	$1,086,985			$769,303
Interest-bearing liabilities:
Interest-bearing demand deposits	$92,127	$74	0.32%	$69,666	$54	0.31%
Money market deposits	160,955	311	0.77%	82,718	84	0.40%
Savings deposits	201,307	176	0.35%	173,311	106	0.24%
Certificates of deposit	245,823	907	1.46%	183,340	677	1.47%
Borrowings	83,016	350	1.67%	45,281	105	0.92%
Total interest-bearing liabilities	783,228	1,818	0.92%	554,316	1,026	0.74%
Noninterest-bearing liabilities
Other liabilities	183,447			136,913
Stockholders' equity	120,310			78,074
Total liabilities and stockholders' equity	$1,086,985			$769,303
Net interest income		$9,512			$6,394
Interest rate spread (1)			3.60%			3.50%
Net interest margin (2)			3.81%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.39%			131.63%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yied on tax-exempt securities were $298 and $354 for the three months ended September 30, 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended September 30, 2017 and 2016, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2017 versus 2016

	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$3,269	$715	$3,984
Investment securities	(252)	68	(184)
Interest-bearing deposits with other banks	37	73	110
Total interest-earning assets	3,054	856	3,910

Interest-bearing liabilities:
Interest-bearing demand deposits	18	2	20
Money market deposits	79	148	227
Savings deposits	17	53	70
Certificates of deposit	232	(2)	230
Borrowings	88	157	245
Total interest-bearing liabilities	434	358	792

Net interest income	$2,620	$498	$3,118

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

	For the Nine Months Ended September 30,
	2017			2016

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable	$841,938	$29,539	4.69%	$556,764	$18,949	4.55%
Investment securities (3)	106,849	2,446	4.25%	135,836	3,092	4.17%
Interest-bearing deposits with other banks	49,287	446	1.21%	22,254	132	0.79%
Total interest-earning assets	998,074	32,431	4.47%	714,854	22,173	4.36%
Noninterest-earning assets	61,305			36,850
Total assets	$1,059,379			$751,704
Interest-bearing liabilities:
Interest-bearing demand deposits	$88,217	$174	0.26%	$66,045	$147	0.30%
Money market deposits	158,280	669	0.57%	81,091	250	0.41%
Savings deposits	187,399	393	0.28%	175,725	323	0.25%
Certificates of deposit	239,327	2,584	1.44%	186,268	1,945	1.39%
Borrowings	101,183	1,065	1.41%	44,940	452	1.34%
Total interest-bearing liabilities	774,406	4,885	0.84%	554,069	3,117	0.75%
Noninterest-bearing liabilities
Other liabilities	177,861			127,554
Stockholders' equity	107,112			70,081
Total liabilities and stockholders' equity	$1,059,379			$751,704
Net interest income		$27,546			$19,056
Interest rate spread (1)			3.63%			3.61%
Net interest margin (2)			3.82%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.88%			129.02%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities were $951 and $1,147 for the nine months ended September 30, 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine month periods ended September 30, 2017 and 2016, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2017 versus 2016

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$9,705	$885	$10,590
Investment securities	(904)	258	(646)
Interest-bearing deposits with other banks	160	154	314
Total interest-earning assets	8,961	1,297	10,258

Interest-bearing liabilities:
Interest-bearing demand deposits	50	(23)	27
Money market deposits	237	182	419
Savings deposits	22	48	70
Certificates of deposit	552	87	639
Borrowings	564	49	613
Total interest-bearing liabilities	1,425	343	1,768

Net interest income	$7,536	$954	$8,490

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

For the nine months ended September 30, 2017, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. In order to avoid limitations on capital distributions, including dividend payments, Middlefield Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2017 to 2.50% by 2019. Within the tabular presentation that follows is the adequately capitalized ratio plus capital conservation buffer that includes the fully phased-in 2.50% buffer.

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at September 30, 2017. The following table indicates the capital ratios for Middlefield Bank and Company at September 30, 2017 and December 31, 2016.

	As of September 30, 2017
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.29%	10.95%	10.95%	11.71%
Middlefield Banc Corp.	10.06%	11.93%	11.05%	12.69%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2016
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.46%	13.03%	13.03%	14.25%
Middlefield Banc Corp.	9.27%	13.07%	13.07%	15.75%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2017 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2017 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2017 for portfolio equity:

	Increase	Decrease
	200 Basis Points	100 Basis Points

Net interest income - increase (decrease)	(0.56%)	(3.30%)

Portfolio equity - increase (decrease)	15.30%	(24.70%)

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2017, have remained unchanged from December 31, 2016.

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

N/A

Item 5.    Other information

None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2017

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.20*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2017 Award Summary	Incorporated by reference to Middlefield Banc Corp’s Form 8-K Current Report filed on March 14, 2017

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: November 14, 2017	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: November 14, 2017	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer