Form 10-K
period 2017-12-31
MIDDLEFIELD BANC CORP
filed 2018-03-07
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________ .

Commission file number 001-36613

Middlefield Banc Corp.
(Exact Name of Registrant as Specified in its Charter)
Ohio	34-1585111
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

15985 East High Street, Middlefield, Ohio	44062-0035
Address of Principal Executive Offices	Zip Code

440-632-1666
Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant To Section 12(B) Of The Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Without Par Value	The NASDAQ Stock Market, LLC
(NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer X
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X

The aggregate market value on June 30, 2017 of common stock held by non-affiliates of the registrant was approximately $151.2 million, based on the closing price of $50.40 per share of common stock as reported on the NASDAQ Capital Market. As of March 7, 2018, there were 3,605,906 shares of common stock issued and outstanding.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes X    No ☐

Documents Incorporated by Reference      Portions of the registrant’s definitive proxy statements for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2017 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED DECEMBER 31, 2017

Part I

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

2.     EMORECO Inc., an Ohio asset resolution corporation headquartered in Middlefield, Ohio. EMORECO exists to resolve and dispose of troubled assets. The principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035.

The Middlefield Banking Company MBC was chartered under Ohio law in 1901. MBC offers customers a broad range of banking services including checking, savings, negotiable order of withdrawal (“NOW”) accounts, money market accounts, time certificates of deposit, commercial loans, real estate loans, a variety of consumer loans, safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.bank.

On January 12, 2017, the Company completed its acquisition of Liberty Bank, N.A. ("Liberty"), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received $37.96 in cash or 1.1934 shares of the Company’s common stock in exchange for each share of Liberty common stock they owned immediately prior to the merger. The Company issued 544,610 shares of its common stock in the merger and the aggregate merger consideration was approximately $42.2 million. Upon closing, Liberty was merged into MBC, and its three full-service bank offices, in Twinsburg in northern Summit County, and in Beachwood and Solon in eastern Cuyahoga County, became offices of MBC. The systems integration of Liberty into MBC was completed in February, 2017.

Engaged in general commercial banking in northeastern and central Ohio, MBC offers these services principally to small and medium-sized businesses, professionals, small business owners, and retail customers. MBC has developed a marketing program to attract and retain consumer accounts and to match banking services and facilities with the needs of customers.

MBC’s loan products include operational and working capital loans, loans to finance capital purchases, term business loans, residential construction loans, selected guaranteed or subsidized loan programs for small businesses, professional loans, residential and mortgage loans, and consumer installment loans to make home improvements and to purchase automobiles, boats, and other personal expenditures. Although the bank makes agricultural loans, the amount of agricultural loans in the bank’s loan portfolio is not significant.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. At December 31, 2017, EMORECO’s assets consist of one cash account and prepaid income tax. According to Federal law governing bank holding companies, real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Explanatory Note The registrant met the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to a larger reporting company based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year thus remains eligible to check the “Smaller Reporting Company” box on the cover of this Form 10-K.

Market Area MBC’s market area in northeastern Ohio consists principally of Cuyahoga, Geauga, Portage, Lake, Summit, Trumbull, and Ashtabula Counties. Benefitting from the area’s proximity to Cleveland and Warren, population and income levels have maintained steady growth over the years. MBC’s three central Ohio branches are located in Dublin, Sunbury and Westerville in Franklin County, north of Columbus, Ohio.

MBC received approval in December 2017 for a new branch location in Powell, Oho. Powell is located in Delaware County immediately north of Franklin County, the county with the largest population in Ohio. The Company intends to open the Powell branch in the second quarter of 2018. Based upon U.S. Census Bureau data compiled for 2012 through 2016, Delaware, Geauga and Lake counties are the first, third and seventh highest ranked counties, respectively, among Ohio’s 88 counties based upon median family income. Powell and Dublin are the fourth and fifth highest ranked cities, respectively, in Ohio based upon median family income and MBC’s offices in Beachwood and Solon, in Cuyahoga County, are located in three of the top twenty highest ranked cities in Ohio based upon median family income.

MCB’s footprint is home to 3.8 million people, or roughly one third of the Ohio population. The economy of MBC’s northeast markets is centered around manufacturing and agriculture, and includes a large Amish population. Geauga County is the center of the 4th largest Amish population in the world. Columbus is the state capital and largest city in Ohio. The Bank’s product offering is geared toward traditional banking business delivered to both consumers and businesses located in its footprint of Northeast Ohio and the Columbus metro area. MBC’s current strategy is aimed at using a strong deposit relationship in the more rural markets of Northeast Ohio to fund loan growth and build scale in its newer metro markets of Cleveland/Akron and Columbus. According to the 2010 Decennial Census and the census estimate between 2010 and 2016 from the Delaware County Regional Planning Commission, Delaware County is the fastest growing suburban county in Ohio.

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

• inflation, interest rate, market, and monetary fluctuations

• the development and acceptance of new products and services of the Company and subsidiaries and the perceived overall value of these products and services by customers, including the features, pricing, and quality compared to competitors’ products and services

• the willingness of customers to substitute our products and services for those of competitors

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

Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the Banks’s primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2017, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $16.2 million.

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

	Loan Portfolio Composition at December 31,

	2017		2016		2015		2014		2013

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Type of loan:
Commercial and industrial	$101,346	10.98%	$60,630	9.95%	$42,536	7.97%	$34,928	7.42%	$54,498	12.51%
Real estate - construction	47,017	5.09	23,709	3.89	22,137	4.15	30,296	6.44	25,601	5.88
Real estate - mortgage:
Residential	318,157	34.46	270,830	44.46	232,478	43.56	210,096	44.65	210,310	48.27
Commercial	437,947	47.44	249,490	40.96	231,701	43.41	190,685	40.52	141,171	32.40
Consumer installment	18,746	2.03	4,481	0.74	4,858	0.91	4,579	0.97	4,145	0.94

Total loans	923,213	100.00%	609,140	100.00%	533,710	100.00%	470,584	100.00%	435,725	100.00%
Less:
Allowance for loan and lease losses	7,190		6,598		6,385		6,846		7,046

Net loans	$916,023		$602,542		$527,325		$463,738		$428,679

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2017
	Commercial		Real Estate -
	and	Real Estate -	Mortgage
(Dollars in thousands)	Industrial	Construction	Commercial	Total
Amount due:
In one year or less	$24,393	$1,709	$12,655	$38,757
After one year through five years	39,687	11,953	65,502	117,142
After five years	37,266	33,355	359,790	430,411

Total amount due	$101,346	$47,017	$437,947	$586,310

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2017 that have pre-determined interest rates and the dollar amount of all loans due after December 31, 2017 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial and industrial	$56,279	$45,067	$101,346
Real estate - construction	8,873	38,144	47,017
Real estate - mortgage:
Commercial	139,149	298,798	437,947

	$204,301	$382,009	$586,310

Residential Mortgage Loans A significant portion of the Bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, Summit, Cuyahoga, and Ashtabula Counties. Residential mortgage loans approximated $318.2 million or 34.5% of the Bank’s total loan portfolio at December 31, 2017.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 63.9% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2017 is adjustable rate. Generally, the Bank originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac guidelines, so are saleable to Freddie Mac. These loans are sold with servicing rights retained, and are sold in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

The Bank’s home equity credit policy generally allows for a loan of up to 85% of a property’s appraised value, less the principal balance of the outstanding first mortgage loan. The Bank’s home equity loans generally have terms of 20 years.

At December 31, 2017, residential mortgage loans of approximately $4.0 million were over 90 days delinquent or non-accruing on that date, representing 1.3% of the residential mortgage loan portfolio. At December 31, 2016, residential mortgage loans of approximately $4.0 million were over 90 days delinquent or non-accruing on that date, representing 1.5% of the residential mortgage loan portfolio.

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

At December 31, 2017 commercial and commercial real estate loans totaled $539.3 million, or 58.4% of the Bank’s total loan portfolio. At December 31, 2017, commercial and commercial real estate loans of approximately $4.4 million were over 90 days delinquent or non-accruing on that date, and represented 0.8% of the commercial and commercial real estate loan portfolios. At December 31, 2016, commercial and commercial real estate loans totaled $310.1 million, or 50.9% of the Bank’s total loan portfolio. At December 31, 2016, commercial and commercial real estate loans of approximately $1.9 million were over 90 days delinquent or non-accruing on that date, and represented 0.6% of the commercial and commercial real estate loan portfolios.

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

At December 31, 2017, real estate construction loans totaled $47.0 million, or 5.1% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date. At December 31, 2016, real estate construction loans totaled $23.7 million, or 3.9% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date.

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

At December 31, 2017, the Bank had approximately $18.7 million in its consumer installment loan portfolio, representing 2.0% of total loans. At December 31, 2016, the Bank had approximately $4.5 million in its consumer installment loan portfolio, representing 0.7% of total loans.

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

Mortgage Banking Activity The Bank originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2017, the Bank recorded gains of $291,000 on the sale of $10.0 million in loans receivable originated for sale. During the year ended December 31, 2016, the Bank recorded gains of $419,000 on the sale of $19.7 million in loans receivable originated for sale. The sold loans were sold on a servicing retained basis to Freddie Mac.

In addition to interest earned on loans and income recognized on the sale of loans, the Bank receives fees for servicing loans that it has sold. Because the Bank has data processing capacity that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and sell such fixed-rate single-family residential mortgage loans to Freddie Mac while retaining servicing.

Income from these activities will vary from period to period with the volume and type of loans originated and sold, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Bank’s market area.

Student Lending Through its merger with Liberty, MBC acquired a private student loan book of business.  These loans provided qualified borrowers with the ability to finance the costs associated with obtaining a degree and to refinance their existing student loans.  Pursuant to loan origination agreements with student loan originating and servicing companies, MBC made student loans to qualified students and sold those loans, without recourse and with servicing released, into the secondary market.  Gains on the sales of these loans as well as interest income earned while held by MBC are included in the Consolidated Statement of Income.  During the year ended December 31, 2017, the Company originated $365.7 million in student loans.  During the year ended December 31, 2016, Liberty originated $259.0 million in student loans.  Near the end of 2017, the program’s requirements and duration changed, which increased the risk profile.  The Company therefore has ceased the origination of new student loans.

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

When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, the real estate is classified as OREO until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value, less anticipated cost to sell. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. OREO is appraised during the foreclosure process, before acquisition when possible. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

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

When an FDIC insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An Ohio nonmember bank’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC and the Ohio Division of Financial Institutions (the “ODFI”), which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications.

As of December 31, 2017, 2016, 2015, 2014, and 2013 consolidated classified loans were as follows:

	Classified Loans at December 31,

	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$11,829	1.28%	$5,657	0.93%	$5,297	0.99%	$4,987	1.06%	$4,685	1.08%
Substandard	13,625	1.48%	11,777	1.93%	15,586	2.92%	16,211	3.44%	19,328	4.44%
Doubtful	-	0.00%	-	0.00%	130	0.02%	627	0.13%	43	0.01%

Total amount due	$25,454	2.76%	$17,434	2.86%	$21,013	3.93%	$21,825	4.63%	$24,056	5.53%

Other than those disclosed in the preceding table, the Bank does not believe there are any loans classified for regulatory purposes as loss, doubtful, substandard, special mention or otherwise, which will result in losses or have a material impact on future operations, liquidity or capital reserves. We are not aware of any other information that causes us to have serious doubts as to the ability of borrowers in general to comply with repayment terms.

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

The following table exhibits the consolidated amortized cost and fair value of the Bank’s investment portfolio:

	Investment Portfolio Amortized Cost and Fair Value at December 31,
	2017		2016		2015

(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value

Available for Sale:
U.S. Government agency securities	$8,664	$8,719	$10,158	$10,236	$21,655	$21,629
Obligations of states and political subdivisions:
Taxable	504	512	1,615	1,740	1,989	2,123
Tax-exempt	65,408	66,917	78,327	79,483	91,940	95,167
Mortgage-backed securities in government- sponsored entities	18,640	18,510	20,128	20,069	24,480	24,524
Private-label mortgage-backed securities	-	-	1,579	1,709	2,079	2,263
Equity securities in financial institutions	415	625	750	1,139	750	814

Total Investment Securities	$93,631	$95,283	$112,557	$114,376	$142,893	$146,520

The contractual maturity of investment debt securities is as follows:

	December 31, 2017
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
U.S. government agency securities	$-	-	$2,000	1.38%	$-	-	$6,664	3.23%	$8,664	2.80%	$8,719
Obligations of states and political subdivisions:
Taxable	-	-	-	-	504	4.85%	-	-	504	4.85%	512
Tax-exempt **	2,340	4.35%	7,718	3.38%	6,122	3.44%	49,228	3.11%	65,408	3.22%	66,917
Mortgage-backed securities in government-sponsored entities	-	-	-	-	4,366	1.87%	14,274	2.56%	18,640	2.40%	18,510

Total	$2,340	4.35%	$9,718	2.97%	$10,992	2.88%	$70,166	3.01%	$93,216	3.03%	$94,658

** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2017, the Bank also held 35,892 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock at December 31, 2016 was $3.6 million.

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

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2017, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$16,338	12.33%
Beyond three but within six months	16,213	12.24%
Beyond six but within twelve months	23,212	17.52%
Beyond one year	76,731	57.91%

Total	$132,494	100.00%

Borrowings Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2017, MBC had $90.8 million of FHLB borrowings outstanding. The Company’s subsidiary bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, 2017 and 2016, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2017	2016

Balance at year-end	$74,707	$68,359
Average balance outstanding	63,910	37,130
Maximum month-end balance	114,025	68,359
Weighted-average rate at year-end	1.36%	0.61%
Weighted-average rate during the year	1.18%	0.89%

Personnel

As of December 31, 2017, the Bank had 190 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

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

Regulation of Bank Holding Companies — Bank and Bank Holding Company Acquisitions The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before:

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

Financial Holding Companies On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The legislation creates a new category of holding company called a “financial holding company.” Financial holding companies may engage in any activity that is:

•	financial in nature or incidental to that financial activity, or
•	complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Activities that are financial in nature include:

•	acting as principal, agent, or broker for insurance,
•	underwriting, dealing in, or making a market in securities, and
•	providing financial and investment advice.

The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account, among others, changes in technology, changes in the banking marketplace, and competition for banking services. The Company is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Federal Reserve Board rules require that all of the depository institution subsidiaries of a financial holding company be and remain well capitalized and well managed. If all depository institution subsidiaries of a financial holding company do not remain well capitalized and well managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days. In the meantime the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities. If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary.

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

A bank’s capital hedges its risk exposure, absorbing losses that can be predicted as well as losses that cannot be predicted. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” Under Basel III, the Company and the Bank are required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital with phased-in effectiveness that began in January 2016 at 0.625% of risk-weighted assets and increases by that amount each year until fully implemented in January 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. The FDIC may establish greater minimum capital requirements for specific institutions.

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

The banking agencies have also established a minimum leverage ratio of 4%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional cushion of at least 100 to 200 basis points. At December 31, 2017, the Company was in compliance with all regulatory capital requirements.

Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total capital ratio, its Tier 1 capital ratio, its common equity Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered well capitalized for purposes of the prompt corrective action rules, a bank must maintain total risk-based capital of 10.0% or greater, Tier 1 risk-based capital of 8.0% or greater, common equity Tier 1 capital of 6.5% or greater, and leverage capital of 5.0% or greater. An institution with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though it were in the next lower capital category if its primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.

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

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and its subsidiary.

	As of December 31, 2017
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.47%	10.88%	10.88%	11.64%
Middlefield Banc Corp.	10.20%	11.64%	10.79%	12.41%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

New Capital Rules On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

The rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets), increased the minimum leverage ratio to 4% for all institutions, and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also included changes in what constitutes regulatory capital. In the first quarter of 2015 the Company permanently opted out of the inclusion of accumulated other comprehensive income in its capital calculation in an effort to reduce the impact of market volatility on its regulatory capital levels.

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

The final rule became effective for the bank on January 1, 2015. The phase in of the capital conservation buffer requirement began on January 1, 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019.

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

A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Until the second anniversary of the January 12, 2017 merger of Liberty into The Middlefield Banking Company, The Middlefield Banking Company cannot pay a dividend to Middlefield Banc Corp. without advance approval of the Ohio Division of Financial Institutions.

The Dodd-Frank Act The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) became law on July 21, 2010. The DFA includes corporate governance and executive compensation reforms, new registration requirements for hedge fund and private equity fund advisers, increased regulation of over-the-counter derivatives and asset-backed securities, and new rules for credit rating agencies. The DFA includes these provisions:

•

Title X established an independent Federal regulatory body within the Federal Reserve System. Dedicated exclusively to consumer protection and known as the Consumer Financial Protection Bureau (the “CFPB”), this regulatory body has responsibility for most consumer protection laws, with rulemaking, supervisory, examination, and enforcement authority.

•

section 171 restricted the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, trust preferred securities issued before May 19, 2010 continue to be included in Tier 1 capital, but future issuances of trust preferred securities are no longer eligible for treatment as Tier 1 capital.

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

The CFPB, which has rulemaking, supervisory, and enforcement powers under specific federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, and Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act. In addition to giving the CFPB responsibility for these specific statutes, the DFA grants to the CFPB broad authority to prohibit the offering by banks of consumer financial products or engaging in acts or practices that the CFPB considers to be unfair, deceptive, or abusive. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets, not smaller institutions. However, smaller institutions are subject to CFPB rules. In addition, the standards established by the CFPB for large institutions have applied in practice to smaller institutions as well. The DFA does not prevent states from adopting consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

A lender originating a qualified mortgage is protected against a legal claim that the lender failed to comply with the ability-to-repay rule. A mortgage with an interest rate exceeding the prime rate by 1.5 percentage points or more (3.5 percentage points for subordinate-lien loans such as home equity loans) is referred to in the CFPB rule as a higher-priced mortgage loan. The lender making a subprime qualified mortgage has less protection under the ability-to-repay rule than a lender making a prime qualified mortgage. A lender originating a mortgage that is not a qualified mortgage is exposed to a potential claim that the lender did not comply with the ability-to-repay rules, which could require the lender to pay damages to the borrower, including but not necessarily limited to the sum of all finance charges and fees paid by the borrower (a lender originating a subprime qualified mortgage bears this risk to a degree as well). The borrower’s claim also could impair the lender’s ability to enforce the loan terms or foreclose on the real estate collateral. Compliance with the ability-to-repay rules has increased community banks’ compliance costs, including our own.

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

The existing and future rulemakings issued under the Dodd-Frank Act have resulted, and may continue to result, in a significant cost of compliance. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us.

In an Executive Order signed on February 3, 2017, the President of the United States directed the Secretary of the Treasury, in consultation with federal financial regulators, to assess the rules promulgated under the Dodd-Frank Act since 2010 with a view to producing a plan to revise them as necessary. As such, the new U.S. presidential administration and Congress could lead to increased regulatory uncertainty for our industry and for us. It is unknown at this time to what extent new legislation will be passed into law, what pending or new regulatory proposals will be adopted, or if existing legislation or regulations will be repealed. It is also unknown what the effect of such passage, adoption or repeal would have, either positively or negatively, on our industry or on us. If legislation or regulations are implemented or repealed, it may be time-consuming and expensive for us to alter our internal operations in order to comply with such changes.

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

The Sarbanes-Oxley Act generally applies to all companies that file periodic reports with the SEC under the Securities Exchange Act of 1934. The Act has an impact on a wide variety of corporate governance and disclosure issues, including the composition of audit committees, certification of financial statements by the chief executive officer and the chief financial officer, forfeiture of bonuses and profits made by directors and senior officers in the 12-month period covered by restated financial statements, a prohibition on insider trading during pension plan black-out periods, disclosure of off-balance sheet transactions, a prohibition on personal loans to directors and officers (excluding FDIC-insured financial institutions), expedited filing requirements for stock transaction reports by officers and directors, the formation of a public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

Deposit Insurance The Deposit Insurance fund of the FDIC insures deposits at insured depository institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 based upon the ownership rights and capacities in which deposit accounts are maintained at the Bank. The premium that banks pay for deposit insurance is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

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

Transactions with Affiliates Although The Middlefield Banking Company is not a member bank of the Federal Reserve System, it is required by the Federal Deposit Insurance Act to comply with section 23A and section 23B of the Federal Reserve Act — pertaining to transactions with affiliates — as if it were a member bank. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing FDIC-insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act:

●

limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

●	impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,
●	require that affiliate transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate, and
●	impost strict collateral requirements on loans or extensions or credit by a bank to an affiliate

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

Banking agency guidance for commercial real estate lending In December 2006 the FDIC and other Federal banking agencies issued final guidance on sound risk management practices for concentrations in commercial real estate lending, including acquisition and development lending, construction lending, and other land loans, which experience has shown can be particularly high-risk lending.

The commercial real estate risk management guidance does not impose rigid limits on commercial real estate lending but does create a much sharper supervisory focus on the risk management practices of banks with concentrations in commercial real estate lending. According to the guidance, an institution that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its commercial real estate concentration risk:

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

MBC’s CRA performance evaluation dated March 6, 2017 states that MBC’s CRA rating is “Satisfactory.”

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

In the ordinary course of business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data. The Bank employs an in-depth, layered, defensive approach that incorporates security processes and technology to manage and maintain cybersecurity controls. The Bank employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Bank’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Bank and its clients.

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

Signed into law on October 26, 2001, the USA PATRIOT Act of 2001 is omnibus legislation enhancing the powers of domestic law enforcement organizations to resist the international terrorist threat to United States security. Title III of the legislation, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, most directly affects the financial services industry, enhancing the Federal government’s ability to fight money laundering through monitoring of currency transactions and suspicious financial activities. The USA PATRIOT Act has significant implications for depository institutions and other businesses involved in the transfer of money:

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

Item 1A — Risk Factors

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

The Company operates in a highly competitive industry and market area. The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

●	the ability to develop, maintain, and build long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
●	the ability to expand the Company’s market position;
●	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
●	the rate at which the Company introduces new products and services relative to its competitors;
●	customer satisfaction with the Company’s level of service; and
●	industry and general economic trends

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

The Company’s allowance for loan and lease losses may be insufficient. A critical resource for maintaining the safety and soundness of banks so that they can fulfill their basic function of financial intermediation, the allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Current accounting standards for loan loss provisioning are based on the so-called “incurred loss” model. Under this model, a bank can reserve against a loan loss through a provision to the loan loss reserve only if that loss has been “incurred,” which means a loss that is probable and can be reasonably estimated. To meet that standard, banks have to document why a loss is probable and reasonably estimable, and the easiest way to do that is to refer to historical loss rates and the bank’s own prior loss experience with the type of asset in question. Banks are not limited to using historical experience in deciding the appropriate level of the loan loss reserve. In making these determinations, management can use judgment that takes into account other factors, such as changes in underwriting standards and changes in the economic environment that would have an impact on loan losses.

The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan and lease losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Bank for our first fiscal year after December 15, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses Any change in the allowance for loan and lease losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio. Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things: the cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral, the credit history of a particular borrower, changes in economic and industry conditions, and the duration of the loan.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.

We maintain an allowance for loan losses that we believe is a reasonable estimate of the probable, incurred losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, the credit quality of the loan portfolio, the collateral supporting the loans and the performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover the probable, incurred losses in our loan portfolio, resulting in additions to the allowance for loan losses. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

Material breaches in security of bank systems may have a significant effect on the Company’s business. We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both banks and third party service providers. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure systems will not be inoperable. We also have security to prevent unauthorized access to the system. In addition, we require third party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

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

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull, Ashtabula, Summit, and Cuyahoga Counties. A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely lead to deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. Borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. Rising commercial real estate lending concentrations may expose institutions like the Bank to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. In addition, institutions that are exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are encouraged to identify and monitor credit concentrations and enhance risk management systems. As of December 31, 2017, our loans for construction, land development, and other land represent only [46] % of our total risk-based capital. At December 31, 2017, the Bank’s non-owner occupied commercial real estate concentration was [373] % of the Bank’s capital and the Bank’s commercial real estate loan portfolio has increased by approximately [178] % during the prior 36 months. The Bank has determined that its CRE portfolio concentration levels require enhanced monitoring under the regulatory guidance. Management has implemented and continues to maintain heightened portfolio monitoring and reporting, and enhanced underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, our level of commercial real estate lending could limit our growth or require us to obtain additional capital, lead to increased regulatory scrutiny, and could have a material adverse effect on our business, financial condition and results of operations.

Our net-loan-to-deposit-ratio is higher than our peer group and may affect our future profitability and growth. At December 31, 2017, the ratio of our net loans to our total deposits exceeded 100%. FDIC-insured, low-cost deposits are a stable and desirable source of funding for banks. If we have insufficient core deposits to fund our loan growth, we may be required to rely more heavily on nondeposit sources of funds. The availability and cost of nondeposit funding are more sensitive to changing economic or financial conditions. Our need to rely on noncore funding sources to support future growth may reduce our net interest margin and have an adverse effect on our profitability.

Changes in Tax Laws Could Have an Adverse Effect on Us, Our Industry, Our Customers, The Value of Collateral Securing Our Loans and Demand for Our Loans. Federal tax reform legislation enacted by Congress in December 2017 contains a number of provisions that could have an impact on the banking industry, borrowers and the market for single-family residential and multifamily residential real estate. Among the changes are: a lower cap on the amount of mortgage interest that a borrower may deduct on single-family residential mortgages; the lower mortgage interest cap will be spread among all of the borrower’s residential mortgages, which may result in elimination or lowering of the mortgage interest deduction on a second home; limitations on deductibility of business interest expense; limitations on the deductibility of state and local income and property taxes. Such changes could have an adverse effect on the market for and valuation of single-family residential properties and multifamily residential properties, and on the demand for such loans in the future. If home ownership or multifamily residential property ownership become less attractive, demand for our loans could decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

We Are Dependent on Our Management Team and Key Employees, and If We Are Not Able to Retain Them, Our Business Operations Could Be Materially Adversely Affected. Our success depends, in large part, on our management team and key employees. Our management team has significant industry experience. Our future success also depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. The loss of any of our management team or our key employees could materially adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have change-in-control agreements in place with certain members of our management team they may still elect to leave at any time. Failure to attract and retain a qualified management team and qualified key employees could have a material adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations. We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act or Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, or FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control, or OFAC. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

There are risks with respect to future expansion and acquisitions or mergers. The Company may seek in the future to acquire other financial institutions or parts of those institutions. The Company may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2017, MBC could have declared dividends of approximately $5.1 million in the aggregate to the Company, assuming the ODFI did not object. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends. Until January 20, 2019, MBC cannot pay dividends to the Company unless MBC first obtains approval of the ODFI.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of counterparties participating in the capital markets, or a downgrade of the Company’s debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.

The value of our goodwill and core deposit intangible assets may decline in the future. As of December 31, 2017, we had $17.8 million of goodwill and core deposit intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and core deposit intangible assets. If we were to conclude that a future write-down of goodwill and core deposit intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with the Company’s Common Stock

A limited trading market exists for our common shares which could lead to price volatility. Your ability to sell our common shares depends upon the existence of an active trading market for our common shares. While our stock is quoted on the NASDAQ Capital Market, there is low trading volume in our common stock. As a result, you may be unable to sell or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. In addition, even if a more active market of our common stock develops, we cannot assure you that such a market will continue.

Factors that may affect the volatility of our stock include:

●	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors

●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to other financial institution

●	failure to declare dividends on our common stock from time to time

●	reports in the press or investment community generally or relating to our reputation or the financial services industry

●	developments in our business or operations or in the financial sector generally

●	any future offerings by us of our common stock

●	legislative or regulatory changes affecting our industry generally or our business and operations specifically

●	the operating and stock price performance of companies that investors consider to be comparable to us

●	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors

●	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by this offering

●	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers

●	proposed or final regulatory changes or developments

●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us

●

other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility

Item 1B — Unresolved Staff Comments

     Not applicable

Item 2 — Properties

     The Bank’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street Middlefield, Ohio	Geauga	Owned

Branches :
West Branch 15545 West High Street Middlefield, Ohio	Geauga	Owned

Garrettsville Branch 8058 State Street Garrettsville, Ohio	Portage	Owned

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	Leased	three-year lease renewed in November 2016, with option to renew for four additional consecutive three-year terms

Chardon Branch 348 Center Street Chardon, Ohio	Geauga	Owned

Orwell Branch 30 South Maple Street Orwell, Ohio	Ashtabula	Owned

Newbury Branch 11110 Kinsman Road Newbury, Ohio	Geauga	Leased	ten-year lease dated December 2006, with option to renew for four additional consecutive five-year terms; lease renewed in December 2016 for five years

Cortland Branch 3450 Niles Cortland Road Cortland, Ohio	Trumbull	Owned

Dublin Branch 6215 Perimeter Drive Dublin, Ohio	Franklin	Leased	fifteen-year lease dated February 2004, extended to expire September 2021, with one option to renew for an additional three-year period

Westerville Branch 17 North State Street Westerville, Ohio	Franklin	Owned

Administrative Offices:	Geauga	Owned
15200 Madison Road Suite 108 Middlefield, Ohio

Mentor Loan Production Office 8353 Mentor Avenue Mentor, Ohio	Lake	Leased	one-year lease dated September 2015, revised December 2017, with option to renew for two additional terms of one year each

Sunbury Branch 492 West Cherry Street Sunbury, Ohio	Delaware	Leased	five-year lease dated July 2016, with the option to renew for two additional five-year terms

Beachwood Branch 25201 Chagrin Blvd. Beachwood, Ohio	Cuyahoga	Leased	ten-year lease dated June 2005, extended for a period of 10 years commencing on July 1, 2015, with option to renew for two consecutive periods of five years each

Solon Branch 6134 Kruse Drive Solon, Ohio	Cuyahoga	Leased	twelve-year lease dated June 2008, with the option to renew for four additional five-year terms, first option exercised July 26, 2016, lease expiring July 31, 2025

Twinsburg Branch 2351 Edison Blvd Twinsburg, Ohio	Summit	Owned

Powell Branch 10628 Sawmill Parkway Powell, Ohio	Delaware	Owned	We intend to open the Powell Branch in the second quarter of 2018

At December 31, 2017 the net book value of the Bank’s investment in premises and equipment totaled $11.9 million.

Item 3 — Legal Proceedings

From time to time the Company and the subsidiary bank are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of the Company or the subsidiary bank, either individually or in the aggregate.

Item 4 — Mine Safety Disclosures

 Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2017 Annual Report to Shareholders and is incorporated herein by reference. Information relating to dividend restrictions for Registrant’s common stock appears under “Supervision and Regulation.”

Item 6 — Selected Financial Data

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Interest Rate Sensitivity Simulation Analysis” in the Company’s 2017 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2017 Annual Report to Shareholders and are incorporated herein by reference.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

(a)

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to Item 8 - the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017:
Report of Independent Registered Public Accounting firm
Consolidated Balance Sheet
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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Amended Director Retirement Agreement with Donald E. Villers	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.13*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.14*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2017 Award Summary	Incorporated by reference to Middlefield Banc Corp.’s Form 8-K current Report filed on March 14, 2017

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

13	Portions of Annual Report to Shareholders for the year ended December 31, 2017 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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
Date: March 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 7, 2018
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 7, 2018
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 7, 2018
Carolyn J. Turk, Chairman of the Board

/s/ Eric W. Hummel	March 7, 2018
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 7, 2018
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 7, 2018
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 7, 2018
James J. McCaskey, Director

/s/ William J. Skidmore	March 7, 2018
William J. Skidmore, Director

/s/ Robert W. Toth	March 7, 2018
Robert W. Toth, Director

/s/ Clayton W. Rose, III	March 7, 2018
Clayton W. Rose, III, Director

/s/ Darryl E. Mast	March 7, 2018
Darryl E. Mast, Director

/s/ Thomas W. Bevan	March 7, 2018
Thomas W. Bevan, Director

/s/ William A. Valerian	March 7, 2018
William A. Valerian, Director