Form 10-Q
period 2018-03-31
MIDDLEFIELD BANC CORP
filed 2018-05-09
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer ☐	Accelerated filer X
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
Class: Common Stock, without par value
Outstanding at May 9, 2018: 3,224,499

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Cash and cash equivalents	$33,258	$39,886
Equity securities, at fair value	643	-
Investment securities available for sale, at fair value	91,262	95,283
Loans held for sale	937	463
Loans	932,374	923,213
Less allowance for loan and lease losses	7,551	7,190
Net loans	924,823	916,023
Premises and equipment, net	12,225	11,853
Goodwill	15,071	15,071
Core deposit intangibles	2,658	2,749
Bank-owned life insurance	15,764	15,652
Other real estate owned	212	212
Accrued interest receivable and other assets	9,911	9,144

TOTAL ASSETS	$1,106,764	$1,106,336

LIABILITIES
Deposits:
Noninterest-bearing demand	$194,203	$192,438
Interest-bearing demand	96,659	83,990
Money market	149,359	150,277
Savings	221,851	208,502
Time	282,501	242,987
Total deposits	944,573	878,194
Short-term borrowings	18,671	74,707
Other borrowings	19,028	29,065
Accrued interest payable and other liabilities	4,340	4,507
TOTAL LIABILITIES	986,612	986,473

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,609,149 and 3,603,881 shares issued; 3,222,984 and 3,217,716 shares outstanding	85,116	84,859
Retained earnings	48,927	47,431
Accumulated other comprehensive (loss) income	(373)	1,091
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	120,152	119,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,106,764	$1,106,336

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,054	$9,180
Interest-bearing deposits in other institutions	119	49
Federal funds sold	14	3
Investment securities:
Taxable interest	169	218
Tax-exempt interest	525	637
Dividends on stock	59	112
Total interest and dividend income	11,940	10,199

INTEREST EXPENSE
Deposits	1,640	1,125
Short-term borrowings	276	177
Other borrowings	122	140
Total interest expense	2,038	1,442

NET INTEREST INCOME	9,902	8,757

Provision for loan losses	210	165

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,692	8,592

NONINTEREST INCOME
Service charges on deposit accounts	453	469
Investment securities gains on sale, net	-	488
Gain on equity securities	18	-
Earnings on bank-owned life insurance	112	109
Gain on sale of loans	4	234
Other income	199	211
Total noninterest income	786	1,511

NONINTEREST EXPENSE
Salaries and employee benefits	3,979	3,696
Occupancy expense	536	488
Equipment expense	233	281
Data processing costs	477	320
Ohio state franchise tax	115	186
Federal deposit insurance expense	150	68
Professional fees	445	373
Advertising expense	228	248
Core deposit intangible amortization	91	72
Merger expense	-	387
Other expense	1,091	1,148
Total noninterest expense	7,345	7,267

Income before income taxes	3,133	2,836
Income taxes	528	736

NET INCOME	$2,605	$2,100

EARNINGS PER SHARE
Basic	$0.81	$0.78
Diluted	0.80	0.78

DIVIDENDS DECLARED PER SHARE	$0.33	$0.27

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$2,605	$2,100

Other comprehensive loss:
Net unrealized holding (loss) gain on available-for-sale investment securities	(1,912)	231
Tax effect	402	(78)

Reclassification adjustment for investment securities gains included in net income	-	(488)
Tax effect	-	166

Total other comprehensive loss	(1,510)	(169)

Comprehensive income	$1,095	$1,931

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2017	$84,859	$47,431	$1,091	$(13,518)	$119,863

Change in accounting principle for adoption of ASU 2016-01		141	(141)		-
Change in accounting principle for adoption of ASU 2018-02		(187)	187		-
Net income		2,605			2,605
Other comprehensive loss			(1,510)		(1,510)
Dividend reinvestment and purchase plan (3,278 shares)	161				161
Stock-based compensation expense (1,990 shares)	96				96
Cash dividends ($0.33 per share)		(1,063)			(1,063)

Balance, March 31, 2018	$85,116	$48,927	$(373)	$(13,518)	$120,152

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$2,605	$2,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	210	165
Investment securities gains on sale, net	-	(488)
Gain on equity securities	(18)	-
Depreciation and amortization of premises and equipment, net	231	308
Amortization of premium and discount on investment securities, net	104	124
Accretion of deferred loan fees, net	(341)	(185)
Amortization of core deposit intangibles	91	72
Stock-based compensation expense	96	-
Origination of loans held for sale	(1,783)	(2,321)
Proceeds from sale of loans	1,313	1,921
Gain on sale of loans	(4)	(100)
Origination of student loans held for sale	-	(95,679)
Proceeds from sale of student loans	-	93,438
Gain on sale of student loans	-	(134)
Earnings on bank-owned life insurance	(112)	(109)
Deferred income tax	131	(1,116)
Net gain loss on other real estate owned	-	(56)
Decrease (increase) in accrued interest receivable	19	(199)
Decrease in accrued interest payable	(5)	(14)
Other, net	(587)	547
Net cash provided by (used in) operating activities	1,950	(1,726)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	1,380	3,544
Increase in loans, net	(8,669)	(34,533)
Proceeds from the sale of other real estate owned	-	333
Purchase of bank-owned life insurance	-	(4)
Purchase of premises and equipment	(603)	(179)
Purchase of restricted stock	(90)	(899)
Redemption of restricted stock	-	795
Acquisition, net of cash paid	-	5,431
Net cash used in investing activities	(7,982)	(25,512)

FINANCING ACTIVITIES
Net increase in deposits	66,379	19,873
(Decrease) increase in short-term borrowings, net	(56,036)	7,854
Repayment of other borrowings	(10,037)	(49)
Proceeds from other borrowings	-	30,000
Proceeds from common stock issued	-	53
Proceeds from dividend reinvestment and purchase plan	161	132
Cash dividends	(1,063)	(756)
Net cash (used in) provided by financing activities	(596)	57,107
(Decrease) increase in cash and cash equivalents	(6,628)	29,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,886	32,495

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,258	$62,364

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended
	March 31,
	2018	2017
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,043	$1,456

Noncash investing transactions:
Transfers from loans to other real estate owned	$-	$977
Common stock issued in business acquisition	-	20,995
Transfer of equity securities from investment securities available for sale, at fair value	(625)	-

Acquisition of Liberty Bank
Noncash assets acquired
Loans	$-	$195,388
Loans held for sale	-	5,953
Premises and equipment, net	-	325
Accrued interest receivable	-	440
Bank-owned life insurance	-	1,681
Core deposit intangible	-	3,087
Other assets	-	997
Goodwill	-	10,740
Total noncash assets acquired	-	218,611
Liabilities assumed
Time deposits	-	(30,744)
Deposits other than time deposits	-	(167,300)
Accrued interest payable	-	(47)
Deferred taxes	-	(1,134)
Other liabilities	-	(2,754)
Total liabilities assumed	-	(201,979)

Liberty stock acquired in business combination	-	(1,068)

Net noncash assets acquired	$-	$15,564

Cash and cash equivalents acquired, net	$-	$5,431

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the instructions for Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The consolidated balance sheet at December 31, 2017, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by U.S. generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K for the year ended December 31, 2017. The results of the Company’s operations for any interim period are not necessarily indicative for the results of the Company’s operations for any other interim period or for a full fiscal year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements. Management will oversee the implementation of CECL and is currently in the process of implementing a software solution to assist in the adoption of this ASU. Management plans to run the current incurred loss model and the CECL model concurrently for 12 months prior to the adoption of this guidance on January 1, 2020.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Re-measuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be re-measured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117.

NOTE 2 – REVENUE RECOGNITION

Effective January 1, 2017, the Company adopted ASU 2014-09 Revenue from Contracts with Customers-Topic 606 and all subsequent ASUs that modified ASC 606. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods and did not require any cumulative effect adjustment for adoption.

Management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 93.4% of the total revenue of the Company.

The main types of noninterest income within the scope of the standard are as follows:

Service charges on deposit accounts – The Company has contracts with its deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, which is completion of the requested service/transaction.

Gains (losses) on sale of other real estate owned – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, payment terms, and that the contract has a true commercial substance and that collection of amounts due from the buyer is reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted impacting the gain/loss and the carrying value of the asset.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31:

Noninterest Income	2018	2017
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$193	$192
ATM banking fees	201	114
Service charges and other fees	59	163
Investment securities gains on sale, net (a)	-	488
Equity securities, unrealized gains (a)	18	-
Earnings on bank-owned life insurance (a)	112	109
Gain on sale of loans (a)	4	234
Other income	199	211
Total noninterest income	$786	$1,511

(a)	Not within scope of ASC 606.

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding as of March 31, 2018 and 2017.

Stock option activity during the three months ended March 31 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2018	19,750	$20.94
Exercised	(1,500)	23.00

Outstanding, March 31, 2018	18,250	$20.78

Exercisable, March 31, 2018	18,250	$20.78

The following table presents the activity during the three months ended March 31, 2018 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Shares	Value Per Share

Nonvested at January 1, 2018	14,601	$35.14
Granted	-	-
Forfeited	-	-
Nonvested at March 31, 2018	14,601	$35.14

Expected to vest at March 31, 2018	14,601	$35.14

Share-based compensation expense of $55,000 and $48,000 was recognized for the three-month periods ended March 31, 2018 and 2017, respectively.

The expected remaining compensation expense that will be recognized on restricted stock totals $199,000, of which $127,000 will be recognized in 2018 and $72,000 will be recognized in 2019.

NOTE 4 - EARNINGS PER SHARE

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

	For the Three
	Months Ended
	March 31,
	2018	2017

Weighted-average common shares outstanding	3,606,427	3,065,981

Average treasury stock shares	(386,165)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,220,262	2,679,816

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	17,807	12,199

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,238,069	2,692,015

Options to purchase 18,250 shares of common stock, at prices ranging from $17.55 to $23.00, were outstanding during the three months ended March 31, 2018. Also outstanding were 14,601 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

Options to purchase 27,762 shares of common stock, at prices ranging from $17.55 to $37.48, were outstanding during the three months ended March 31, 2017. Also outstanding were 15,800 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

		March 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$8,305	$-	$8,305
Obligations of states and political subdivisions	-	65,579	-	65,579
Mortgage-backed securities in government-sponsored entities	-	17,378	-	17,378
Total debt securities	-	91,262	-	91,262
Equity securities in financial institutions	393	250	-	643
Total	$393	$91,512	$-	$91,905

		December 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$8,719	$-	$8,719
Obligations of states and political subdivisions	-	67,429	-	67,429
Mortgage-backed securities in government-sponsored entities	-	18,510	-	18,510
Total debt securities	-	94,658	-	94,658
Equity securities in financial institutions	-	625	-	625
Total	$-	$95,283	$-	$95,283

Investment Securities Available for Sale - The Company obtains fair values from an independent pricing service which represent quoted prices for similar assets, fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level II).

Equity Securities - Equity securities that are traded on a national securities exchange are valued at their last reported sales price as of the measurement date. Equity securities traded in the over-the-counter (“OTC”) markets and listed securities for which no sale was reported on that date are generally valued at their last reported “bid” price if held long, and last reported “ask” price if sold short. To the extent equity securities are actively traded and valuation adjustments are not applied, they are categorized in Level I of the fair value hierarchy. Equity securities traded on inactive markets or valued by reference to similar instruments are generally categorized in Level II of the fair value hierarchy. Equity securities are carried at fair value through net income at March 31, 2018.

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the following table as it is not currently being carried at its fair value. The fair values in the following table exclude estimated selling costs of $573,000 at March 31, 2018.

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

		March 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,734	$1,734

		December 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$3,072	$3,072
Other real estate owned	-	-	32	32

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2018
Impaired loans	$1,734	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	100.0%	(40.58%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$3,072	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	86.1%	(13.8%)
Other real estate owned	$32	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2018
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents (1)	$33,258	$33,258	$-	$-	$33,258
Loans held for sale	937	-	937	-	937
Net loans	924,823	-	-	916,073	916,073
Bank-owned life insurance (1)	15,764	15,764	-	-	15,764
Federal Home Loan Bank stock (1)	3,679	3,679	-	-	3,679
Accrued interest receivable (1)	3,269	3,269	-	-	3,269

Financial liabilities:
Deposits	$944,573	$662,072	$-	$279,850	$941,922
Short-term borrowings (1)	18,671	18,671	-	-	18,671
Other borrowings	19,028	-	-	19,030	19,030
Accrued interest payable (1)	573	573	-	-	573

(1) This financial instrument is carried at cost at March 31, 2018, which approximates the fair value of the instrument.

	December 31, 2017
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$39,886	$39,886	$-	$-	$39,886
Loans held for sale	463	-	463	-	463
Net loans	916,023	-	-	913,323	913,323
Bank-owned life insurance	15,652	15,652	-	-	15,652
Federal Home Loan Bank stock	3,589	3,589	-	-	3,589
Accrued interest receivable	3,288	3,288	-	-	3,288

Financial liabilities:
Deposits	$878,194	$635,207	$-	$242,020	$877,227
Short-term borrowings	74,707	74,707	-	-	74,707
Other borrowings	29,065	-	-	29,069	29,069
Accrued interest payable	578	578	-	-	578

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2018 and 2017, respectively:

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of December 31, 2017	$1,091
Other comprehensive (loss) before reclassification	(1,510)
Change in accounting principle, ASC 2016-01 (b)	(141)
Change in accounting principle, ASC 2018-02 (b)	187
Period change	(1,464)
Balance at March 31, 2018	$(373)

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of December 31, 2016	$1,201
Other comprehensive income before reclassification	153
Amount reclassified from accumulated other comprehensive income	(322)
Period change	(169)
Balance at March 31, 2017	$1,032

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(b)

Reclassifications are the result of the adoption of ASUs 2016-01 and 2018-02 effective for the Company beginning January 1, 2018. The reclassifications are presented within the Consolidated Statement of Changes in Stockholders’ Equity for the affected transitional periods.

The following tables present significant amounts reclassified from or to each component of accumulated other comprehensive income:

	Amounts Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	March 31, 2018	March 31, 2017	Presented
Unrealized gains on available-for-sale securities (a)	$-	$488	Investment securities gains on sale, net
	-	(166)	Income taxes
	$-	$322

(a)	For unrealized gains on available-for-sale securities, amounts in parentheses indicate expenses and other amounts indicate income.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities are as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$8,342	$70	$(107)	$8,305
Obligations of states and political subdivisions:
Taxable	504	14	-	518
Tax-exempt	64,986	829	(754)	65,061
Mortgage-backed securities in government-sponsored entities	17,900	66	(588)	17,378
Total	$91,732	$979	$(1,449)	$91,262

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$8,664	$126	$(71)	$8,719
Obligations of states and political subdivisions:
Taxable	504	8	-	512
Tax-exempt	65,408	1,547	(38)	66,917
Mortgage-backed securities in government-sponsored entities	18,640	157	(287)	18,510
Total debt securities	93,216	1,838	(396)	94,658
Equity securities in financial institutions	415	210	-	625
Total	$93,631	$2,048	$(396)	$95,283

The following table presents the carrying amount of the Company’s equity investments without readily determinable fair values the annual and cumulative amount of impairment, and the annual and cumulative amount of observable price changes for orderly transactions for the identical or a similar investment of the same issuer:

	2018
	Year-to-Date	Life-to-Date
Amortized cost	$232	$232
Impairment	-	-
Observable price changes	18	18
Carrying value	$250	$250

The following table presents the net gains and losses on the Company’s equity investments recognized in earnings during the three months ended March 31, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2018.

2018
(Dollar amounts in thousands)
Net gains recognized in equity securities during the period	$18
Less: Net gains realized on the sale of equity securities during the period	-
Unrealized gains recognized in equity securities held at reporting date	$18

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$4,252	$4,303
Due after one year through five years	7,607	7,713
Due after five years through ten years	12,489	12,420
Due after ten years	67,384	66,826
Total	$91,732	$91,262

Proceeds from the sales of investment securities and the gross realized gains and losses are as follows:

	For the Three Months
(Dollar amounts in thousands)	Ended March 31,
	2018	2017
Proceeds from sales	$-	$-
Gross realized gains	-	488	(1)
Gross realized losses	-	-

(1) Prior to the acquisition of Liberty Bank, N.A., the Company had a previously held equity interest in Liberty which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000, which was recorded in Equity Securities, Unrealized Gains on the consolidated Income Statement for the three months ended March 31, 2017.

Investment securities with an approximate carrying value of $61.7 million and $57.9 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure deposits and other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$548	$(12)	$3,899	$(95)	$4,447	$(107)
Obligations of states and political subdivisions:
Tax-exempt	25,087	(660)	2,721	(94)	27,808	(754)
Mortgage-backed securities in government-sponsored entities	5,941	(203)	8,136	(385)	14,077	(588)
Total	$31,576	$(875)	$14,756	$(574)	$46,332	$(1,449)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$557	$(4)	$4,036	$(67)	$4,593	$(71)
Obligations of states and political subdivisions:
Tax-exempt	1,009	(6)	2,784	(32)	3,793	(38)
Mortgage-backed securities in government-sponsored entities	5,698	(71)	8,734	(216)	14,432	(287)
Total	$7,264	$(81)	$15,554	$(315)	$22,818	$(396)

There were 82 securities considered temporarily impaired at March 31, 2018.

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

An unrealized loss is generally deemed to be other than temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss of an OTTI is recorded as a component of investment securities gains (losses) in the accompanying Consolidated Statement of Income, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 100% of the total available-for-sale portfolio as of March 31, 2018 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis.
•	Changes in the near-term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;
•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and,
•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

For the three months ended March 31, 2018 and 2017, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2018 or December 31, 2017 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2018	2017

Commercial and industrial	$99,809	$101,346
Real estate - construction	48,687	47,017
Real estate - mortgage:
Residential	316,856	318,157
Commercial	448,766	437,947
Consumer installment	18,256	18,746
	932,374	923,213
Less: Allowance for loan and lease losses	(7,551)	(7,190)

Net loans	$924,823	$916,023

The amounts above include deferred loan origination costs of $1.5 million at both March 31, 2018 and December 31, 2017.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for loan and lease losses. Interest income is recognized on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful. Interest received on nonaccrual loans is recorded as income or applied against principal according to management’s judgment as to the collectability of such principal.

Loan origination fees and certain direct loan origination costs are deferred with the net amount amortized over the contractual life of the loan as an adjustment of the related loan’s yield.

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate- Mortgage
March 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$8,884	$-	$2,716	$6,617	$3	$18,220
Collectively evaluated for impairment	90,925	48,687	314,140	442,149	18,253	914,154
Total loans	$99,809	$48,687	$316,856	$448,766	$18,256	$932,374

			Real estate- Mortgage
December 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$3,627	$44	$2,824	$5,610	$4	$12,109
Collectively evaluated for impairment	97,719	46,973	315,333	432,337	18,742	911,104
Total loans	$101,346	$47,017	$318,157	$437,947	$18,746	$923,213

			Real Estate- Mortgage
March 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$997	$-	$124	$756	$-	$1,877
Collectively evaluated for impairment	259	92	1,658	3,567	98	5,674
Total ending allowance balance	$1,256	$92	$1,782	$4,323	$98	$7,551

			Real Estate- Mortgage
December 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$694	$-	$140	$733	$-	$1,567
Collectively evaluated for impairment	305	313	1,620	3,303	82	5,623
Total ending allowance balance	$999	$313	$1,760	$4,036	$82	$7,190

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial real estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for C&I, Residential, CRE, and Consumer Installment loan portfolios were partially offset by a decrease in the allowance for the Real Estate Construction portfolio.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2018
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$976	$1,173	$-
Real estate - mortgage:
Residential	1,597	1,822	-
Commercial	1,629	1,767	-
Total	$4,202	$4,762	$-

With an allowance recorded:
Commercial and industrial	$7,908	$8,611	$997
Real estate - mortgage:
Residential	1,119	1,165	124
Commercial	4,988	5,169	756
Consumer installment	3	3	-
Total	$14,018	$14,948	$1,877

Total:
Commercial and industrial	$8,884	$9,784	$997
Real estate - mortgage:
Residential	2,716	2,987	124
Commercial	6,617	6,936	756
Consumer installment	3	3	-
Total	$18,220	$19,710	$1,877

December 31, 2017
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$450	$1,006	$-
Real estate - construction	44	44	-
Real estate - mortgage:
Residential	1,685	1,904	-
Commercial	1,870	1,984	-
Consumer installment	4	4	-
Total	$4,053	$4,942	$-

With an allowance recorded:
Commercial and industrial	$3,177	$3,888	$694
Real estate - mortgage:
Residential	1,139	1,179	140
Commercial	3,740	3,913	733
Total	$8,056	$8,980	$1,567

Total:
Commercial and industrial	$3,627	$4,894	$694
Real estate - construction	44	44	-
Real estate - mortgage:
Residential	2,824	3,083	140
Commercial	5,610	5,897	733
Consumer installment	4	4	-
Total	$12,109	$13,922	$1,567

The tables above include troubled debt restructuring totaling $9.1 million at March 31, 2018 and $5.4 million as of December 31, 2017.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$5,631	$187	$1,372	$84
Real estate - construction	283	-	810	-
Real estate - mortgage:
Residential	2,892	21	3,092	22
Commercial	6,719	136	7,077	88
Consumer installment	4	-	5	-
Total	$15,529	$344	$12,356	$194

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

The primary risk of commercial and industrial loans is the current economic uncertainties. C&I loans are, by nature, secured by less substantial collateral than real estate-secured loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties along with the slow recovery in the housing market. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

	March 31, 2018
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$87,415	$8,955	$3,439	$-	$99,809
Real estate - construction	48,687	-	-	-	48,687
Real estate - mortgage:
Residential	310,965	715	5,176	-	316,856
Commercial	434,991	8,206	5,569	-	448,766
Consumer installment	18,082	-	174	-	18,256
Total	$900,140	$17,876	$14,358	$-	$932,374

	December 31, 2017
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$95,621	$1,942	$3,783	$-	$101,346
Real estate - construction	46,995	-	22	-	47,017
Real estate - mortgage:
Residential	312,176	723	5,258	-	318,157
Commercial	424,225	9,164	4,558	-	437,947
Consumer installment	18,742	-	4	-	18,746
Total	$897,759	$11,829	$13,625	$-	$923,213

The increase in the amount classified as special mention for commercial and industrial loans for the three-month period ended March 31, 2018 is due to a large relationship of $5.8 million being reclassified as a troubled debt restructuring (TDR).

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets include nonaccrual loans, TDRs, loans 90 days or more past due, EMORECO assets, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

	March 31, 2018
		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$99,201	$175	$366	$67	$608	$99,809
Real estate - construction	48,647	40	-	-	40	48,687
Real estate - mortgage:
Residential	313,459	1,943	538	916	3,397	316,856
Commercial	445,861	1,652	260	993	2,905	448,766
Consumer installment	18,243	11	2	-	13	18,256
Total	$925,411	$3,821	$1,166	$1,976	$6,963	$932,374

	December 31, 2017
		30-59 Days	60-89 Days	90 Days+	Total	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$99,633	$1,607	$29	$77	$1,713	$101,346
Real estate - construction	47,017	-	-	-	-	47,017
Real estate - mortgage:
Residential	314,866	1,977	227	1,087	3,291	318,157
Commercial	434,879	1,907	1	1,160	3,068	437,947
Consumer installment	18,736	10	-	-	10	18,746
Total	$915,131	$5,501	$257	$2,324	$8,082	$923,213

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

	March 31, 2018
		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$1,351	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	3,934	-
Commercial	3,462	-
Consumer installment	-	-
Total	$8,747	$-

	December 31, 2017
		90+ Days Past
	Nonaccrual	Due and Accruing

Commercial and industrial	$1,120	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,002	-
Commercial	3,311	-
Consumer installment	-	-
Total	$8,433	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $369,000 for the three months ended March 31, 2018 and $437,000 for the year ended December 31, 2017.

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2017	$999	$313	$1,760	$4,036	$82	$7,190
Charge-offs	(9)	-	-	-	(4)	(13)
Recoveries	109	17	20	-	18	164
Provision	157	(238)	2	287	2	210
ALLL balance at March 31, 2018	$1,256	$92	$1,782	$4,323	$98	$7,551

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2016	$448	$172	$2,818	$3,135	$25	$6,598
Charge-offs	(20)	-	(68)	(19)	(101)	(208)
Recoveries	78	17	7	-	63	165
Provision	110	(3)	(234)	262	30	165
ALLL balance at March 31, 2017	$616	$186	$2,523	$3,378	$17	$6,720

The negative provision allocated to real estate construction loans in the amount of $238,000 for the three-month period ended March 31, 2018 is due to the historical loss rate for the real estate construction pool changing to -0.127% from 0.775% for this time period in the prior year.

The negative provision allocated to residential real estate loans in the amount of $234,000 for the three-month period ended March 31, 2017 is due to the payoff of a large residential credit during that period.

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	March 31, 2018
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$6,977	$6,977
Residential real estate	2	-	2	63	63

	For the Three Months Ended
	March 31, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$50	$50
Residential real estate	2	-	2	36	36

There were no subsequent defaults of troubled debt restructurings for the three months ended March 31, 2018. One residential real estate contract with a recorded investment of $33,000 had subsequently defaulted for the three-month period ended March 31, 2017.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2018 quarter at $1.1 billion, an increase of $428,000 from December 31, 2017. For the same time period, cash and cash equivalents decreased $6.6 million, or 16.6% while net loans increased $8.8 million, or 1.0%. Total liabilities increased $139,000, while stockholders’ equity increased $289,000, or 0.2%.

Cash and cash equivalents. Cash and cash equivalents decreased $6.6 million or 16.6% to $33.3 million at March 31, 2018 from $39.9 million at December 31, 2017. Deposits from customers into savings and checking accounts, loan and securities repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on March 31, 2018 totaled $91.3 million, a decrease of $4.0 million or 4.2% from $95.3 million at December 31, 2017. A portion of this decrease is the classification of equity securities in the amount of $643,000 on the Consolidated Balance Sheet at March 31, 2018. During this period the Company recorded repayments, calls, and maturities of $1.4 million. There were no securities purchases or sales during this period. The Company recorded $18,000 in equity securities, unrealized gains as of March 31, 2018 on the Company’s consolidated statement of income and consolidated statement of cash flows. This gain is the result of a re-measurement of fair value of the equity securities held during this three-month period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $8.8 million or 1.0% to $924.8 million as of March 31, 2018 from $916.0 million at December 31, 2017 due to strategic growth goals. Included in the total increase for loans receivable were increases in the commercial real estate and construction portfolios or $10.8 million, or 2.5%, and $1.7 million, or 3.6%, respectively. Also included in the total increase to loans receivable were decreases in the commercial and industrial, residential, and consumer installment portfolios of $1.5 million, or 1.5%, $1.3 million, or 0.4%, and $490,000 or 2.6%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on March 31, 2018 totaled $937,000, an increase of $474,000, or 102.4%, from December 31, 2017. This increase is the result of greater funded loans being held in the warehouse at quarter end.

Student Lending. Through its merger with Liberty Bank, N.A., on January 12, 2017, MBC acquired Liberty’s private student loan business. These loans provided qualified borrowers with the ability to finance the costs associated with obtaining a degree and to refinance their existing student loans. Pursuant to loan origination agreements with student loan originating and servicing companies, MBC made student loans to qualified students and sold those loans, without recourse and with servicing released, into the secondary market. Gains on the sales of these loans as well as interest income earned while held by MBC are included in the Consolidated Statement of Income. The lending program changed near the end of 2017, requiring the Company to expand to “in-school” lending and extending the Company’s carrying period, both of which increased the risk profile. The Company therefore has ceased the origination of new student loans.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $361,000 or 5.0% to $7.6 million at March 31, 2018 from $7.2 million at December 31, 2017. For the three months ended March 31, 2018, net loan recoveries totaled $151,000, or 0.06% of average loans, compared to net charge-offs of $43,000, or 0.02%, for the same period in 2017. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $210,000 in the three-month period ending March 31, 2018.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2018. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 47 TDRs accruing interest with a balance of $10.6 million as of March 31, 2018. A TDR that yields market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $11.9 million as of March 31, 2018, an increase of $1.8 million from $10.1 million at December 31, 2017.

	Asset Quality History

(Dollar amounts in thousands)	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017

Nonperforming loans	$17,818	$13,415	$14,401	$16,402	$12,095
Other real estate owned	212	212	557	650	1,634

Nonperforming assets	$18,030	$13,627	$14,958	$17,052	$13,729

Allowance for loan and lease losses	7,551	7,190	6,852	6,605	6,720

Ratios
Nonperforming loans to total loans	1.91%	1.45%	1.64%	1.89%	1.44%
Nonperforming assets to total assets	1.63%	1.23%	1.38%	1.59%	1.28%
Allowance for loan and lease losses to total loans	0.81%	0.78%	0.78%	0.76%	0.80%
Allowance for loan and lease losses to nonperforming loans	42.38%	53.60%	47.58%	40.27%	55.56%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2018, 66.7% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 0.78% as of December 31, 2017 to 0.81% as of March 31, 2018. This increase is primarily due to the increase in net recoveries, along with an increase in nonperforming loans (classified loans).

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $944.6 million or 96.2% of the Company’s total funding sources at March 31, 2018. Total deposits increased $66.4 million or 7.6% at March 31, 2018 from $878.2 million at December 31, 2017. The total increase in deposits is primarily related to increases in time, savings, interest-bearing demand, and noninterest-bearing demand deposits of $39.5 million or 16.3%, $13.3 million or 6.4%, $12.7 million or 15.1%, and $1.8 million or 0.9%, respectively. These increases were partially offset by a decrease in money market deposits of $918,000 or 0.6%, at March 31, 2018.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $56.0 million, or 75.0%, to $18.7 million as of March 31, 2018. Other borrowings decreased $10.0 million, or 34.5%, to $19.0 million as of March 31, 2018 from $29.1 million as of December 31, 2017. This decrease is due to the reduction of FHLB borrowings during the three-month period ending March 31, 2018, which resulted from increases in funds from deposit accounts, which allowed the company to repay a significant portion of the outstanding short-term debt.

Stockholders’ equity. Stockholders’ equity increased $289,000, or 0.2%, to $120.2 million at March 31, 2018 from $119.9 million at December 31, 2017. This growth was the result of increases in retained earnings and common stock of $1.5 million and $257,000, respectively. The change in retained earnings is due to the year-to-date net income offset by dividends paid and the change in common stock is due to regular stock grants and dividend reinvestment and purchase plan distributions. The increase in stockholders’ equity at March 31, 2018 is partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $1.5 million due to fair value adjustments of available-for-sale securities, and the adoption of accounting standard updates made effective for periods beginning after December 15, 2017, which resulted in a net reclassification of $46,000 between retained earnings and AOCI.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2018, was $2.6 million, a $505,000, or 24.0% increase from the amount earned during the same period in 2017. Diluted earnings per share for the quarter increased to $0.80, compared to $0.78 from the same period in 2017.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.94% and 8.73%, respectively, compared with 0.84% and 8.73% for the same period in 2017.

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

Net interest income for the three months ended March 31, 2018 totaled $9.9 million, an increase of 13.1% from that reported in the comparable period of 2017. The net interest margin was 3.82% for the first quarter of 2018, down from the 3.84% reported for the same quarter of 2017.

Interest and dividend income. Interest and dividend income increased $1.7 million, or 17.1%, for the three months ended March 31, 2018, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $1.9 million, partially offset by a decrease in interest earned on investment securities of $161,000.

Interest and fees earned on loans receivable increased $1.9 million, or 20.4%, for the three months ended March 31, 2018, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $131,000, accompanied by a 17 basis point increase in the average yield to 4.82%.

Net interest earned on securities decreased by $161,000 for the three months ended March 31, 2018 when compared to the same period in the prior year. The average balance of investment securities decreased $17.7 million, or 15.9%, while the 3.61% yield on the investment portfolio decreased by 70 basis points, from 4.31%, for the same period in the prior year. The decrease in yield is mostly due to the decrease in corporate tax rates which decreased the tax equivalent adjustments used to calculate the yield on tax-exempt securities.

Interest expense. Interest expense increased $596,000, or 41.3%, for the three months ended March 31, 2018, compared to the same period in the prior year. The increase is attributable to increases in the average balances of savings deposits, certificates of deposits, and interest-bearing demand deposits of $36.2 million or 20.2%, $25.9 million or 11.5%, and $4.1 million or 5.0%, respectively. This increase was accompanied by increases in costs of 52, 37, and 25 basis points for the average balances of borrowings, money market deposits, and certificates of deposit, respectively.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $210,000 was recorded for the quarter ended March 31, 2018, an increase of $45,000, or 27.3% from the quarter ended March 31, 2017. Nonperforming loans were $17.8 million, or 1.9% of total loans at March 31, 2018 compared with $12.1 million, or 1.4% at March 31, 2017. For the three months ended March 31, 2018, net loan recoveries totaled $151,000, or 0.06% of average loans, compared to net charge-offs of $43,000, or 0.02%, for the first quarter of 2017.

Noninterest income. Noninterest income decreased $725,000 for the three months ended March 31, 2018 over the comparable 2017 period. This decrease was largely the result of decreases in net investment security gains on sale of $488,000 and gains on sales of loans of $230,000. The decrease in net investment securities gains on sale is due to the Company having liquidated its investment in Liberty stock during its acquisition in the first quarter of 2017. The decrease in gains of sales of loans is largely due to the Company ceasing the origination of student lending as of December 31, 2017.

Noninterest expense. Noninterest expense of $7.3 million for the first quarter 2018 was 1.1%, or $78,000 more than the first quarter of 2017. Salaries and employee benefits, and data processing costs increased $283,000 or 7.7%, and $157,000 or 49.1%, respectively. These increases were partially offset by a decrease in merger expenses of $387,000. The salary increase is mostly due to annual pay adjustments. Data processing costs are higher due to additional ongoing services provided.

Provision for income taxes. The Company recognized $528,000 in income tax expense, which reflected an effective tax rate of 16.9% for the three months ended March 31, 2018, as compared to $736,000 with an effective tax rate of 26.0% for the comparable 2017 period. The decrease in the provision is directly correlated to the decrease in corporate tax rates applied to the increase in net income before taxes. The decrease in the effective tax rate is also due to the decrease in corporate tax rates as compared to the prior year.

Reclassification. Certain comparative figures have been reclassified to conform to the current year presentation.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities (tax exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended March 31,
	2018			2017

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable	$930,325	$11,054	4.82%	$799,870	$9,180	4.65%
Investment securities (3)	93,689	694	3.61%	111,373	855	4.31%
Interest-bearing deposits with other banks	42,199	192	1.85%	49,084	164	1.36%
Total interest-earning assets	1,066,213	11,940	4.57%	960,327	10,199	4.45%
Noninterest-earning assets	53,516			59,525
Total assets	$1,119,729			$1,019,852
Interest-bearing liabilities:
Interest-bearing demand deposits	$86,302	$59	0.28%	$82,187	$50	0.25%
Money market deposits	150,321	304	0.82%	154,554	171	0.45%
Savings deposits	215,556	251	0.47%	179,342	123	0.28%
Certificates of deposit	251,902	1,026	1.65%	225,962	781	1.40%
Borrowings	96,729	398	1.67%	112,020	317	1.15%
Total interest-bearing liabilities	800,810	2,038	1.03%	754,065	1,442	0.78%
Noninterest-bearing liabilities
Other liabilities	197,918			168,202
Stockholders' equity	121,001			97,585
Total liabilities and stockholders' equity	$1,119,729			$1,019,852
Net interest income		$9,902			$8,757
Interest rate spread (1)			3.54%			3.67%
Net interest margin (2)			3.82%			3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.14%			127.35%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities were $140 and $328 for the three months ended March 31, 2018 and 2017, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2018 and 2017, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2018 versus 2017

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,496	$378	$1,874
Investment securities	(188)	27	(161)
Interest-bearing deposits with other banks	(23)	51	28
Total interest-earning assets	1,285	456	1,741

Interest-bearing liabilities:
Interest-bearing demand deposits	3	6	9
Money market deposits	(5)	138	133
Savings deposits	25	103	128
Certificates of deposit	90	155	245
Borrowings	(43)	124	81
Total interest-bearing liabilities	70	526	596

Net interest income	$1,215	$(70)	$1,145

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three months ended March 31, 2018, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY MATTERS

The Company is subject to the regulatory requirements of the Federal Reserve System as a bank holding company. The bank subsidiary is subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the Ohio Division of Financial Institutions.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank and thrift holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. In order to avoid limitations on capital distributions, including dividend payments, Middlefield Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer began on January 1, 2016 at 0.625% and increases ratably on each subsequent January 1 until it reaches 2.50% on January 1, 2019. Within the tabular presentation that follows is the adequately capitalized ratio plus capital conservation buffer that includes the fully phased-in 2.50% buffer.

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at March 31, 2018. The following table indicates the capital ratios for Middlefield Bank and Company at March 31, 2018 and December 31, 2017.

	As of March 31, 2018
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.39%	10.70%	10.70%	11.48%
Middlefield Banc Corp.	10.15%	11.55%	10.71%	12.34%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2017
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.47%	10.88%	10.88%	11.64%
Middlefield Banc Corp.	10.20%	11.64%	10.79%	12.41%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ASSET AND LIABILITY MANAGEMENT

The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the re-pricing or maturity of interest-earning assets and the re-pricing or maturity of interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in a strong asset/liability management process in order to insulate the Company from material and prolonged increases in interest rates.

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

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation (“NII”)- Projected net interest income over the next twelve months will not be reduced by more than 10% given a gradual shift (i.e., over 12-months) in interest rates of up to 200 basis points (+ or -) and assuming no balance sheet growth.

Portfolio equity simulation- Portfolio equity is the net present value of the Company’s existing assets and liabilities. The Company uses an Economic Value of Equity (“EVE”) analysis which shows the estimated changes in portfolio equity taking certain long-term shock rates into consideration. Given a 200 basis point immediate and permanent increase in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity. Given a 100 basis point immediate and permanent decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 10% of stockholders’ equity.

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2018 and December 31, 2017 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2018 and December 31, 2017 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2018 and December 31, 2017 for portfolio equity:

	March 31, 2018		December 31, 2017
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(0.15)%	12.00%	(1.06)%	13.50%
-100bp	(2.15)%	(18.00)%	(2.29)%	(21.30)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2018, have remained unchanged from December 31, 2017.

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

None

Item 1a.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

              None

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2018

Exhibit Number	Description	Location

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1

Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	[reserved]

10.13*	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004
10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2017 Award Summary	Incorporated by reference to Middlefield Banc Corp.’s Form 8-K current Report filed on March 14, 2017

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008
10.26*	[reserved]

10.27	[reserved]

10.28	[reserved]

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: May 9, 2018	By:	/s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer