Form 10-Q
period 2018-06-30
MIDDLEFIELD BANC CORP
filed 2018-08-07
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Class: Common Stock, without par value
Outstanding at August 7, 2018: 3,233,924

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Cash and due from banks	$42,451	$39,886
Federal funds sold	28,795	-
Cash and cash equivalents	71,246	39,886
Equity securities, at fair value	656	-
Investment securities available for sale, at fair value	100,028	95,283
Loans held for sale	1,132	463
Loans	943,674	923,213
Less allowance for loan and lease losses	7,502	7,190
Net loans	936,172	916,023
Premises and equipment, net	12,978	11,853
Goodwill	15,071	15,071
Core deposit intangibles	2,571	2,749
Bank-owned life insurance	15,862	15,652
Other real estate owned	181	212
Accrued interest receivable and other assets	10,182	9,144

TOTAL ASSETS	$1,166,079	$1,106,336

LIABILITIES
Deposits:
Noninterest-bearing demand	$207,791	$192,438
Interest-bearing demand	92,116	83,990
Money market	137,572	150,277
Savings	204,408	208,502
Time	290,359	242,987
Total deposits	932,246	878,194
Short-term borrowings	87,833	74,707
Other borrowings	18,996	29,065
Accrued interest payable and other liabilities	4,288	4,507
TOTAL LIABILITIES	1,043,363	986,473

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,619,843 and 3,603,881 shares issued; 3,233,678 and 3,217,716 shares outstanding	85,544	84,859
Retained earnings	51,121	47,431
Accumulated other comprehensive (loss) income	(431)	1,091
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	122,716	119,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,166,079	$1,106,336

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,234	$9,916	$22,288	$19,096
Interest-bearing deposits in other institutions	115	92	234	141
Federal funds sold	7	1	21	4
Investment securities:
Taxable interest	170	223	339	441
Tax-exempt interest	550	630	1,075	1,267
Dividends on stock	53	40	112	152
Total interest and dividend income	12,129	10,902	24,069	21,101

INTEREST EXPENSE
Deposits	1,973	1,227	3,613	2,352
Short-term borrowings	192	273	468	450
Other borrowings	118	125	240	265
Total interest expense	2,283	1,625	4,321	3,067

NET INTEREST INCOME	9,846	9,277	19,748	18,034

Provision for loan losses	210	170	420	335

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,636	9,107	19,328	17,699

NONINTEREST INCOME
Service charges on deposit accounts	472	449	925	918
Investment securities gains on sale, net	-	-	-	488
Gain on equity securities	13	-	31	-
Earnings on bank-owned life insurance	98	98	210	207
Gain on sale of loans	117	231	121	465
Other income	305	211	504	422
Total noninterest income	1,005	989	1,791	2,500

NONINTEREST EXPENSE
Salaries and employee benefits	3,866	3,203	7,845	6,899
Occupancy expense	472	433	1,008	921
Equipment expense	201	266	434	547
Data processing costs	402	588	879	908
Ohio state franchise tax	244	186	359	372
Federal deposit insurance expense	150	135	300	203
Professional fees	327	423	772	796
Advertising expense	230	164	458	412
Software amortization expense	155	80	305	162
Core deposit intangible amortization	87	103	178	175
Merger expense	-	307	-	694
Other expense	929	816	1,870	1,882
Total noninterest expense	7,063	6,704	14,408	13,971

Income before income taxes	3,578	3,392	6,711	6,228
Income taxes	481	885	1,009	1,621

NET INCOME	$3,097	$2,507	$5,702	$4,607

EARNINGS PER SHARE
Basic	$0.96	$0.84	$1.77	$1.62
Diluted	0.96	0.83	1.76	1.61

DIVIDENDS DECLARED PER SHARE	$0.28	$0.27	$0.61	$0.54

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$3,097	$2,507	$5,702	$4,607

Other comprehensive (loss) gain:
Net unrealized holding (loss) gain on available-for-sale investment securities	(73)	1,186	(1,985)	1,417
Tax effect	15	(403)	417	(481)

Reclassification adjustment for investment securities gains included in net income	-	-	-	(488)
Tax effect	-	-	-	166

Total other comprehensive (loss) gain	(58)	783	(1,568)	614

Comprehensive income	$3,039	$3,290	$4,134	$5,221

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2017	$84,859	$47,431	$1,091	$(13,518)	$119,863

Change in accounting principle for adoption of ASU 2016-01		141	(141)		-
Change in accounting principle for adoption of ASU 2018-02		(187)	187		-
Net income		5,702			5,702
Other comprehensive loss			(1,568)		(1,568)
Dividend reinvestment and purchase plan (5,902 shares)	301				301
Stock options exercised (4,500 shares)	104				104
Stock-based compensation expense (5,560 shares)	280				280
Cash dividends ($0.61 per share)		(1,966)			(1,966)

Balance, June 30, 2018	$85,544	$51,121	$(431)	$(13,518)	$122,716

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$5,702	$4,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	420	335
Investment securities gains on sale, net	-	(488)
Gain on equity securities	(31)	-
Depreciation and amortization of premises and equipment, net	457	535
Software amortization expense	305	162
Amortization of premium and discount on investment securities, net	208	220
Accretion of deferred loan fees, net	(564)	(295)
Amortization of core deposit intangibles	178	175
Stock-based compensation expense	280	-
Origination of loans held for sale	(6,694)	(10,035)
Proceeds from sale of loans	6,146	3,866
Gain on sale of loans	(121)	(148)
Origination of student loans held for sale	-	(222,526)
Proceeds from sale of student loans	-	225,956
Gain on sale of student loans	-	(317)
Earnings on bank-owned life insurance	(210)	(207)
Deferred income tax	132	(245)
Net (gain) loss on other real estate owned	5	(158)
(Increase) decrease in accrued interest receivable	(7)	102
Increase in accrued interest payable	83	56
Other, net	(1,268)	(4,208)
Net cash provided by (used in) operating activities	5,021	(2,613)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	2,304	7,364
Proceeds from sale of securities	-	2,678
Purchases	(9,862)	-
Increase in loans, net	(20,005)	(64,390)
Proceeds from the sale of other real estate owned	26	1,463
Purchase of bank-owned life insurance	-	(4)
Purchase of premises and equipment	(1,582)	(518)
Purchase of restricted stock	(90)	(899)
Redemption of restricted stock	-	795
Acquisition, net of cash paid	-	5,431
Net cash used in investing activities	(29,209)	(48,080)

FINANCING ACTIVITIES
Net increase in deposits	54,052	18,805
Increase (decrease) in short-term borrowings, net	13,126	(4,971)
Repayment of other borrowings	(10,069)	(91)
Proceeds from other borrowings	-	30,000
Proceeds from common stock issued	-	15,377
Stock options exercised	104	-
Proceeds from dividend reinvestment and purchase plan	301	272
Cash dividends	(1,966)	(1,623)
Net cash provided by financing activities	55,548	57,769

Increase in cash and cash equivalents	31,360	7,076

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,886	32,495

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,246	$39,571

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended
	June 30,
	2018	2017
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,238	$3,011
Income taxes	1,075	3,555

Noncash investing transactions:
Transfers from loans to other real estate owned	$-	$1,021
Common stock issued in business acquisition	-	20,995
Transfer of equity securities from investment securities available for sale, at fair value	(625)	-

Acquisition of Liberty Bank, N.A.
Noncash assets acquired
Loans	$-	$195,388
Loans held for sale	-	5,953
Premises and equipment, net	-	325
Accrued interest receivable	-	440
Bank-owned life insurance	-	1,681
Core deposit intangible	-	3,087
Other assets	-	997
Goodwill	-	10,740
Total noncash assets acquired	-	218,611
Liabilities assumed
Time deposits	-	(30,744)
Deposits other than time deposits	-	(167,300)
Accrued interest payable	-	(47)
Deferred taxes	-	(1,134)
Other liabilities	-	(2,754)
Total liabilities assumed	-	(201,979)

Liberty stock acquired in business combination	-	(1,068)

Net noncash assets acquired	$-	$15,564

Cash and cash equivalents acquired, net	$-	$5,431

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

Recent Accounting Pronouncements –

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. On January 1, 2018, the Company adopted ASU 2016-01 which resulted in a reclassification of $141,000 between accumulated other comprehensive income and retained earnings on the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. On January 1, 2018, the Company adopted this standard which resulted in a reclassification of $187,000 between accumulated other comprehensive income and retained earnings on the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 2 – REVENUE RECOGNITION

Effective January 1, 2017, the Company adopted ASU 2014-09 Revenue from Contracts with Customers-Topic 606 and all subsequent ASUs that modified ASC 606. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods and did not require any cumulative effect adjustment for adoption.

Management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 93.1% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest Income	2018	2017	2018	2017
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$197	$182	$390	$374
ATM banking fees	214	205	415	319
Service charges and other fees	61	62	120	225
Investment securities gains on sale, net (a)	-	-	-	488
Equity securities, unrealized gains (a)	13	-	31	-
Earnings on bank-owned life insurance (a)	98	98	210	207
Gain on sale of loans (a)	117	231	121	465
Other income	305	211	504	422
Total noninterest income	$1,005	$989	$1,791	$2,500

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding as of June 30, 2018 and 2017.

Stock option activity during the six months ended June 30 is as follows:

		Weighted-
		average
	Shares	Exercise Price
	2018	Per Share

Outstanding, January 1	19,750	$20.94
Exercised	(6,000)	23.00

Outstanding, June 30	13,750	$20.05

Exercisable, June 30	13,750	$20.05

The following table presents the activity during the six months ended June 30, 2018 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Shares	Value Per Share

Nonvested at January 1, 2018	14,601	$35.14
Granted	9,952	48.20
Forfeited	(223)	35.31
Vested	(3,905)	33.61
Nonvested at June 30, 2018	20,425	$41.80

Expected to vest at June 30, 2018	10,473	$35.71

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $91,000 and $45,000 was recognized for the three-month periods ended June 30, 2018 and 2017, respectively. Share-based compensation expense of $136,000 and $90,000 was recognized for the six-month periods ended June 30, 2018 and 2017, respectively.

The expected remaining compensation expense that will be recognized on restricted stock totals $141,000, of which $70,000 will be recognized in 2018 and $71,000 will be recognized in 2019.

NOTE 4 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the average shares outstanding. Diluted earnings per share adds the dilutive effects of stock options and restricted stock to average shares outstanding.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings-per-share computation.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding	3,611,891	3,386,616	3,609,174	3,227,184

Average treasury stock shares	(386,165)	(386,165)	(386,165)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,225,726	3,000,451	3,223,009	2,841,019

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	14,603	13,689	15,227	13,139

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,240,329	3,014,140	3,238,236	2,854,158

Options to purchase 13,750 shares of common stock, at prices ranging from $17.55 to $23.00, were outstanding during the three and six months ended June 30, 2018. Also outstanding were 20,425 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

Options to purchase 21,375 shares of common stock, at prices ranging from $17.55 to $37.48, were outstanding during the three and six months ended June 30, 2017. Also outstanding were 9,975 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

NOTE 5 - FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following levels:

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

		June 30, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$7,988	$-	$7,988
Obligations of states and political subdivisions	-	75,397	-	75,397
Mortgage-backed securities in government-sponsored entities	-	16,643	-	16,643
Total debt securities	-	100,028	-	100,028
Equity securities in financial institutions	406	250	-	656
Total	$406	$100,278	$-	$100,684

		December 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$8,719	$-	$8,719
Obligations of states and political subdivisions	-	67,429	-	67,429
Mortgage-backed securities in government-sponsored entities	-	18,510	-	18,510
Total debt securities	-	94,658	-	94,658
Equity securities in financial institutions	375	250	-	625
Total	$375	$94,908	$-	$95,283

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

Equity Securities - Equity securities that are traded on a national securities exchange are valued at their last reported sales price as of the measurement date. Equity securities traded in the over-the-counter (“OTC”) markets and listed securities for which no sale was reported on that date are generally valued at their last reported “bid” price if held long, and last reported “ask” price if sold short. To the extent equity securities are actively traded and valuation adjustments are not applied, they are categorized in Level I of the fair value hierarchy. Equity securities traded on inactive markets or valued by reference to similar instruments are generally categorized in Level II of the fair value hierarchy. Equity securities are carried at fair value through net income at June 30, 2018.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value subsequent to the initial measurement. No such devaluation occurred in the six months ended June 30, 2018.

		June 30, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,134	$1,134

		December 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$3,072	$3,072
Other real estate owned	-	-	32	32

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $419,000 at June 30, 2018.

Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the above table. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2018
Impaired loans	$1,134	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	100%	(47.49%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$3,072	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	86.1%	(13.8%)

Other real estate owned	$32	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2018
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents (1)	$71,246	$71,246	$-	$-	$71,246
Loans held for sale	1,132	-	1,132	-	1,132
Net loans	936,172	-	-	925,076	925,076
Bank-owned life insurance (1)	15,862	15,862	-	-	15,862
Federal Home Loan Bank stock (1)	3,679	3,679	-	-	3,679
Accrued interest receivable (1)	3,295	3,295	-	-	3,295

Financial liabilities:
Deposits	$932,246	$641,887	$-	$287,358	$929,245
Short-term borrowings (1)	87,833	87,833	-	-	87,833
Other borrowings	18,996	-	-	18,990	18,990
Accrued interest payable (1)	661	661	-	-	661

(1) This financial instrument is carried at cost at June 30, 2018, which approximates the fair value of the instrument.

	December 31, 2017
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$39,886	$39,886	$-	$-	$39,886
Loans held for sale	463	-	463	-	463
Net loans	916,023	-	-	913,323	913,323
Bank-owned life insurance	15,652	15,652	-	-	15,652
Federal Home Loan Bank stock	3,589	3,589	-	-	3,589
Accrued interest receivable	3,288	3,288	-	-	3,288

Financial liabilities:
Deposits	$878,194	$635,207	$-	$242,020	$877,227
Short-term borrowings	74,707	74,707	-	-	74,707
Other borrowings	29,065	-	-	29,069	29,069
Accrued interest payable	578	578	-	-	578

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income (“AOCI”) by component net of tax for the three and six months ended June 30, 2018 and 2017, respectively:

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of March 31, 2018	$(373)
Other comprehensive loss before reclassification	(58)
Balance at June 30, 2018	$(431)

Balance as of December 31, 2017	$1,091
Other comprehensive loss before reclassification	(1,568)
Change in accounting principle, ASC 2016-01 (b)	(141)
Change in accounting principle, ASC 2018-02 (b)	187
Period change	(1,522)
Balance at June 30, 2018	$(431)

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of March 31, 2017	$1,032
Other comprehensive income before reclassification	783
Amount reclassified from accumulated other comprehensive income	-
Period change	783
Balance at June 30, 2017	$1,815

Balance as of December 31, 2016	$1,201
Other comprehensive income before reclassification	936
Amount reclassified from accumulated other comprehensive income	(322)
Period change	614
Balance at June 30, 2017	$1,815

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)

Reclassifications are the result of the adoption of ASUs 2016-01 and 2018-02 effective for the Company beginning January 1, 2018. The reclassifications are presented within the Consolidated Statement of Changes in Stockholders’ Equity for the affected transitional periods.

The following tables present significant amounts reclassified from or to each component of AOCI:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where
(Dollars in thousands)	For the Six Months Ended		Net Income is
Details about other comprehensive income	June 30, 2018	June 30, 2017	Presented
Unrealized gains on available-for-sale securities (a)	$-	$488	Investment securities gains on sale, net Income taxes
	-	(166)
	$-	$322

(a)	For unrealized gains on available-for-sale securities, amounts in parentheses indicate expenses and other amounts indicate income.

There were no amounts reclassified to or from AOCI for the three months ended June 30, 2018 and June 30, 2017.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities are as follows:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$8,052	$43	$(107)	$7,988
Obligations of states and political subdivisions:
Taxable	503	11	-	514
Tax-exempt	74,767	786	(670)	74,883
Mortgage-backed securities in government-sponsored entities	17,249	44	(650)	16,643
Total	$100,571	$884	$(1,427)	$100,028

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$8,664	$126	$(71)	$8,719
Obligations of states and political subdivisions:
Taxable	504	8	-	512
Tax-exempt	65,408	1,547	(38)	66,917
Mortgage-backed securities in government-sponsored entities	18,640	157	(287)	18,510
Total debt securities	93,216	1,838	(396)	94,658
Equity securities in financial institutions	415	210	-	625
Total	$93,631	$2,048	$(396)	$95,283

The Company held one equity investment without a readily determinable fair value at June 30, 2018. For both year-to-date and life-to-date, the equity had an amortized cost of $250,000, with no impairment or observable price changes.

The Company recognized net gains on equity investments of $13,000 and $31,000, respectively, for the three and six months ended June 30, 2018. No net gains on sold equity securities were realized during those periods.

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$5,676	$5,729
Due after one year through five years	6,202	6,267
Due after five years through ten years	12,267	12,156
Due after ten years	76,426	75,876
Total	$100,571	$100,028

Proceeds from the sales of investment securities and the gross realized gains and losses are as follows:

(Dollar amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$-	$2,678	$-	$2,678
Gross realized gains	-	-	-	488	(1)
Gross realized losses	-	-	-	-

(1) Prior to the acquisition of Liberty Bank, N.A., the Company held an equity interest in Liberty which was re-measured at fair value on the acquisition date and resulted in a gain of $488,000. This gain was recorded in Equity Securities, Unrealized Gains on the consolidated Income Statement for the six months ended June 30, 2017.

Investment securities with an approximate carrying value of $67.9 million and $57.9 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits and for other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$495	$(13)	$3,816	$(94)	$4,311	$(107)
Obligations of states and political subdivisions:
Tax-exempt	27,247	(571)	2,713	(99)	29,960	(670)
Mortgage-backed securities in government-sponsored entities	4,905	(209)	8,520	(441)	13,425	(650)
Total	$32,647	$(793)	$15,049	$(634)	$47,696	$(1,427)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$557	$(4)	$4,036	$(67)	$4,593	$(71)
Obligations of states and political subdivisions:
Tax-exempt	1,009	(6)	2,784	(32)	3,793	(38)
Mortgage-backed securities in government-sponsored entities	5,698	(71)	8,734	(216)	14,432	(287)
Total	$7,264	$(81)	$15,554	$(315)	$22,818	$(396)

There were 87 securities considered temporarily impaired at June 30, 2018.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 100% of the total available-for-sale portfolio as of June 30, 2018 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2018 and 2017, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2018 or December 31, 2017 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2018	2017

Commercial and industrial	$101,975	$101,346
Real estate - construction	45,647	47,017
Real estate - mortgage:
Residential	320,858	318,157
Commercial	457,050	437,947
Consumer installment	18,144	18,746
	943,674	923,213
Less: Allowance for loan and lease losses	(7,502)	(7,190)

Net loans	$936,172	$916,023

The amounts above include deferred loan origination costs of $1.5 million at both June 30, 2018 and December 31, 2017.

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, Geauga County, and contiguous counties. The Company also serves the central Ohio market with offices in Dublin, Sunbury and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for loan and lease losses. Interest income is recognized on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful. Interest payments received on nonaccrual loans are applied against the unpaid principal balance until nonaccrual status is restored.

Loan origination fees and certain direct loan origination costs are deferred with the net amount amortized over the contractual life of the loan as an adjustment of the related loan’s yield.

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate - Mortgage
June 30, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$2,923	$-	$2,652	$6,209	$3	$11,787
Collectively evaluated for impairment	99,052	45,647	318,206	450,841	18,141	931,887
Total loans	$101,975	$45,647	$320,858	$457,050	$18,144	$943,674

			Real Estate - Mortgage
December 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$3,627	$44	$2,824	$5,610	$4	$12,109
Collectively evaluated for impairment	97,719	46,973	315,333	432,337	18,742	911,104
Total loans	$101,346	$47,017	$318,157	$437,947	$18,746	$923,213

			Real Estate - Mortgage
June 30, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$879	$-	$82	$607	$1	$1,569
Collectively evaluated for impairment	301	89	1,661	3,754	128	5,933
Total ending allowance balance	$1,180	$89	$1,743	$4,361	$129	$7,502

			Real Estate - Mortgage
December 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$694	$-	$140	$733	$-	$1,567
Collectively evaluated for impairment	305	313	1,620	3,303	82	5,623
Total ending allowance balance	$999	$313	$1,760	$4,036	$82	$7,190

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the present value of expected cash flows. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2018
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$339	$538	$-
Real estate - mortgage:
Residential	1,812	2,085	-
Commercial	2,002	2,164	-
Total	$4,153	$4,787	$-

With an allowance recorded:
Commercial and industrial	$2,584	$3,278	$879
Real estate - mortgage:
Residential	840	962	82
Commercial	4,207	4,319	607
Consumer installment	3	3	1
Total	$7,634	$8,562	$1,569

Total:
Commercial and industrial	$2,923	$3,816	$879
Real estate - mortgage:
Residential	2,652	3,047	82
Commercial	6,209	6,483	607
Consumer installment	3	3	1
Total	$11,787	$13,349	$1,569

December 31, 2017
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$450	$1,006	$-
Real estate - construction	44	44	-
Real estate - mortgage:
Residential	1,685	1,904	-
Commercial	1,870	1,984	-
Consumer installment	4	4	-
Total	$4,053	$4,942	$-

With an allowance recorded:
Commercial and industrial	$3,177	$3,888	$694
Real estate - mortgage:
Residential	1,139	1,179	140
Commercial	3,740	3,913	733
Total	$8,056	$8,980	$1,567

Total:
Commercial and industrial	$3,627	$4,894	$694
Real estate - construction	44	44	-
Real estate - mortgage:
Residential	2,824	3,083	140
Commercial	5,610	5,897	733
Consumer installment	4	4	-
Total	$12,109	$13,922	$1,567

The tables above include troubled debt restructurings totaling $3.1 million at June 30, 2018 and $5.4 million as of December 31, 2017.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$4,277	$23	$3,644	$47
Real estate - construction	142	-	283	-
Real estate - mortgage:
Residential	2,772	13	2,871	27
Commercial	6,464	51	6,583	102
Consumer installment	4	-	4	-
Total	$13,659	$87	$13,385	$176

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,228	$57	$1,889	$141
Real estate - construction	676	1	877	1
Real estate - mortgage:
Residential	3,131	28	3,264	50
Commercial	8,643	95	8,223	183
Consumer installment	5	-	5	-
Total	$14,683	$181	$14,258	$375

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan-rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis with the Chief Credit Officer ultimately responsible for accurate and timely risk ratings.  The Credit Department performs an annual review of all commercial relationships with loan balances of $500,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and/or criticized relationships greater than $125,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
June 30, 2018	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$95,486	$3,095	$3,394	$-	$101,975
Real estate - construction	44,289	1,358	-	-	45,647
Real estate - mortgage:
Residential	315,277	706	4,875	-	320,858
Commercial	446,026	5,859	5,165	-	457,050
Consumer installment	17,969	-	175	-	18,144
Total	$919,047	$11,018	$13,609	$-	$943,674

		Special			Total
December 31, 2017	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$95,621	$1,942	$3,783	$-	$101,346
Real estate - construction	46,995	-	22	-	47,017
Real estate - mortgage:
Residential	312,176	723	5,258	-	318,157
Commercial	424,225	9,164	4,558	-	437,947
Consumer installment	18,742	-	4	-	18,746
Total	$897,759	$11,829	$13,625	$-	$923,213

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
June 30, 2018	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$101,459	$50	$45	$421	$516	$101,975
Real estate - construction	45,647	-	-	-	-	45,647
Real estate - mortgage:
Residential	316,239	2,620	853	1,146	4,619	320,858
Commercial	456,006	67	-	977	1,044	457,050
Consumer installment	18,124	14	6	-	20	18,144
Total	$937,475	$2,751	$904	$2,544	$6,199	$943,674

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2017	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$99,633	$1,607	$29	$77	$1,713	$101,346
Real estate - construction	47,017	-	-	-	-	47,017
Real estate - mortgage:
Residential	314,866	1,977	227	1,087	3,291	318,157
Commercial	434,879	1,907	1	1,160	3,068	437,947
Consumer installment	18,736	10	-	-	10	18,746
Total	$915,131	$5,501	$257	$2,324	$8,082	$923,213

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

		90+ Days Past
June 30, 2018	Nonaccrual	Due and Accruing

Commercial and industrial	$1,411	$15
Real estate - construction	-	-
Real estate - mortgage:
Residential	3,843	-
Commercial	3,102	-
Consumer installment	1	-
Total	$8,357	$15

		90+ Days Past
December 31, 2017	Nonaccrual	Due and Accruing

Commercial and industrial	$1,120	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,002	-
Commercial	3,311	-
Consumer installment	-	-
Total	$8,433	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $654,000 for the six months ended June 30, 2018 and $437,000 for the year ended December 31, 2017.

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

The following tables summarize the primary segments of the loan portfolio and the activity within those segments (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2017	$999	$313	$1,760	$4,036	$82	$7,190
Charge-offs	(9)	-	(74)	(111)	(135)	(329)
Recoveries	140	17	29	-	35	221
Provision	50	(241)	28	436	147	420
ALLL balance at June 30, 2018	$1,180	$89	$1,743	$4,361	$129	$7,502

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2016	$448	$172	$2,818	$3,135	$25	$6,598
Charge-offs	(435)	-	(74)	(19)	(154)	(682)
Recoveries	144	22	14	-	174	354
Provision	456	8	(991)	896	(34)	335
ALLL balance at June 30, 2017	$613	$202	$1,767	$4,012	$11	$6,605

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2018	$1,256	$92	$1,782	$4,323	$98	$7,551
Charge-offs	-	-	(74)	(111)	(130)	(315)
Recoveries	29	-	10	-	17	56
Provision	(105)	(3)	25	149	144	210
ALLL balance at June 30, 2018	$1,180	$89	$1,743	$4,361	$129	$7,502

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2017	$616	$186	$2,523	$3,378	$17	$6,720
Charge-offs	(415)	-	(7)	-	(52)	(474)
Recoveries	65	6	7	-	111	189
Provision	347	10	(756)	634	(65)	170
ALLL balance at June 30, 2017	$613	$202	$1,767	$4,012	$11	$6,605

The negative provision allocated to real estate construction loans in the amount of $241,000 for the six-month period ended June 30, 2018 is due to the historical loss rate for the real estate construction pool changing to -0.127% from 0.775% in the first quarter of 2018.

The ALLL balance for real estate-commercial mortgage loans as of June 30, 2018 is an increase of of 8.7% from the balance as of June 30, 2017, due to a greater amount of unallocated loans assigned to this classification.

The negative provision allocated to residential real estate loans in the amount of $991,000 for the six-month period ended June 30, 2017 is largely due to the payoff of a large residential credit during that period.

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	June 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Residential real estate	1	-	1	$113	$113

	For the Six Months Ended
	June 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Residential real estate	2	-	2	160	160

	For the Three Months Ended
	June 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	-	1	1	$904	$905
Residential real estate	1	-	1	7	7

	For the Six Months Ended
	June 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	1	1	2	$954	$955
Residential real estate	2	-	2	10	10

The following table summarizes TDR modifications within the previous 12 months for which there was a payment default during the three-month and six-month periods ended June 30, 2018 and June 30, 2017, respectively (in thousands):

	For the Six Months Ended
	June 30, 2018
Troubled Debt Restructurings	Number of	Recorded
subsequently defaulted	Contracts	Investment
Residential real estate	2	$215

One contract, with a recorded investment of $33,000, subsequently defaulted in the six months ended June 30, 2017. There were no other subsequent defaults of troubled debt restructurings for the three months ended June 30, 2018 and June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

The information contained or incorporated by reference in this report on Form 10-Q contain forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure. All forward-looking statements included in this report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2018 quarter at $1.17 billion, an increase of $59.7 million from December 31, 2017. For the same time period, cash and cash equivalents increased $31.4 million, or 78.6%, while net loans increased $20.2 million, or 2.2%. Total liabilities increased $56.9 million or 5.8%, while stockholders’ equity increased $2.9 million, or 2.4%.

Cash and cash equivalents. Cash and cash equivalents increased $31.4 million, or 78.6%, to $71.3 million at June 30, 2018 from $39.9 million at December 31, 2017. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds. Included in the increase to cash and cash equivalents is an increase in federal funds sold of $28.8 million, or 100.0%, which is the result of a strategic initiative to increase on-balance-sheet liquidity as of June 30, 2018.

Investment securities. Investment securities available for sale on June 30, 2018 totaled $100.0 million, an increase of $4.7 million, or 5.0%, from $95.3 million at December 31, 2017. Included in this net increase is a reclassification from investment securities available for sale to equity securities of $625,000 in accordance with the adoption ASU 2016-01 on January 1, 2018. During this period the Company recorded repayments, calls, and maturities of $2.3 million. Securities purchased were $9.9 million and there were no securities sold during this period. The Company recorded $31,000 in gains on equity securities as of June 30, 2018 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. This gain is the result of remeasurements of fair value of the equity securities held during this six-month period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $20.2 million, or 2.2%, to $936.2 million as of June 30, 2018 from $916.0 million at December 31, 2017 due to strategic growth goals. Included in the total increase for loans receivable were increases in the commercial real estate and residential portfolios of $19.1 million, or 4.4%, and $2.7 million, or 0.9%, respectively. Also included in the total increase to loans receivable was a decrease in the real estate – construction portfolio of $1.4 million or 2.9%.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on June 30, 2018 totaled $1.1 million, an increase of $669,000, or 144.5%, from December 31, 2017. This increase is the result of more funded loans being held in the warehouse at quarter end.

Student Lending. Through its acquisition of Liberty Bank, N.A., on January 12, 2017, MBC acquired Liberty’s private student loan business. These loans provided qualified borrowers with the ability to finance the costs associated with obtaining a degree and to refinance their existing student loans. Pursuant to loan origination agreements with student loan originating and servicing companies, MBC made student loans to qualified students and sold those loans, without recourse and with servicing released, into the secondary market. Gains on the sales of these loans as well as interest income earned while held by MBC are included in the Consolidated Statement of Income. The lending program changed near the end of 2017, requiring the Company to expand to “in-school” lending and extending the Company’s carrying period, both of which increased the risk profile. The Company therefore has ceased the origination of new student loans.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $312,000, or 4.3%, to $7.5 million at June 30, 2018 from $7.2 million at December 31, 2017. For the three months ended June 30, 2018, net loan charge-offs totaled $259,000, or 0.11% of average loans, compared to net charge-offs of $285,000, or 0.13%, for the same period in 2017. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $210,000 in the three-month period ended June 30, 2018. For the six months ended June 30, 2018, net loan charge-offs totaled $108,000, or 0.02% of average loans, compared to net charge-offs of $328,000, or 0.08%, for the same period in 2017. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $420,000 in the six-month period ended June 30, 2018.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2018. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 43 TDRs accruing interest with a balance of $4.7 million as of June 30, 2018. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans decreased $6.4 million, or 35.9%, to $11.4 million as of June 30, 2018 from $17.8 million as of March 31, 2018 mostly due to the payoff of a $6.0 million loan that was previously classified as a TDR. Nonperforming loans secured by real estate totaled $10.5 million as of June 30, 2018, an increase of $400,000 from $10.1 million at December 31, 2017.

	Asset Quality History

(Dollar amounts in thousands)	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017

Nonperforming loans	$11,423	$17,818	$13,415	$14,401	$16,402
Other real estate owned	181	212	212	557	650

Nonperforming assets	$11,604	$18,030	$13,627	$14,958	$17,052

Allowance for loan and lease losses	7,502	7,551	7,190	6,852	6,605

Ratios
Nonperforming loans to total loans	1.21%	1.91%	1.45%	1.64%	1.89%
Nonperforming assets to total assets	1.00%	1.63%	1.23%	1.38%	1.59%
Allowance for loan and lease losses to total loans	0.79%	0.81%	0.78%	0.78%	0.76%
Allowance for loan and lease losses to nonperforming loans	65.67%	42.38%	53.60%	47.58%	40.27%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2018, 91.9% were secured by real estate. Although this does not insure against all losses, the real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 0.78% as of December 31, 2017 to 0.79% as of June 30, 2018. This increase is primarily due to a decrease in loans charged off during the six-month period ended June 30, 2018.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $932.3 million or 89.7% of the Company’s total funding sources at June 30, 2018. Total deposits increased $54.1 million, or 6.2%, at June 30, 2018 from $878.2 million at December 31, 2017. The total increase in deposits is primarily related to increases in time, noninterest-bearing demand, and interest-bearing demand deposits of $47.4 million or 19.5%, $15.4 million or 8.0%, and $8.1 million or 9.7%, respectively. These increases were partially offset by decreases in money market and savings deposits of $12.7 million or 8.5%, and $4.1 million or 2.0%, respectively, at June 30, 2018.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings increased $13.1 million, or 17.6%, to $87.8 million as of June 30, 2018. Other borrowings decreased $10.1 million, or 34.6%, to $19.0 million as of June 30, 2018 from $29.1 million as of December 31, 2017. This decrease is due to the reduction of FHLB borrowings during the six-month period ending June 30, 2018, resulting from increases in funds from deposit accounts, which allowed the Company to repay a significant portion of the outstanding short-term debt.

Stockholders’ equity. Stockholders’ equity increased $2.9 million, or 2.4%, to $122.7 million at June 30, 2018 from $119.9 million at December 31, 2017. This growth was the result of increases in retained earnings and common stock of $3.7 million and $685,000, respectively. The change in retained earnings is due to the year-to-date net income offset by dividends paid and the change in common stock is due to regular stock grants and dividend reinvestment and purchase plan distributions. The increase in stockholders’ equity at June 30, 2018 is partially offset by a decrease in AOCI of $1.5 million due to fair value adjustments of available-for-sale securities, and the adoption of accounting standard updates made effective for periods beginning after December 15, 2017, which resulted in a net reclassification of $46,000 between retained earnings and AOCI.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2018, was $3.1 million, a $590,000 or 23.5% increase from the amount earned during the same period in 2017. Diluted earnings per share for the quarter increased to $0.96, compared to $0.83 from the same period in 2017. Net income for the six months ended June 30, 2018, was $5.7 million, a $1.1 million or 23.8% increase from the amount earned during the same period in 2017. Diluted earnings per share increased to $1.76, compared to $1.61 from the same period in 2017.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.11% and 10.08%, respectively, compared with 0.94% and 9.34% for the same period in 2017. The Company’s ROA and ROE for the six-month period were 1.03% and 9.42%, respectively, compared with 0.89% and 9.05% for the same period in 2017.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest-earning assets and interest-bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities, in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect the Company’s net interest income. Management’s goal is to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations.

Net interest income for the three months ended June 30, 2018 totaled $9.9 million, an increase of 6.1% from that reported in the comparable period of 2017. The net interest margin was 3.76% for the second quarter of 2018, down from the 3.80% reported for the same quarter of 2017. Net interest income for the six months ended June 30, 2018 totaled $19.8 million, an increase of 9.5% from that reported in the comparable period of 2017. The net interest margin was 3.79% for the six-month period ended June 30, 2018, down from the 3.82% reported for the comparable period of 2017.

Interest and dividend income. Interest and dividend income increased $1.2 million, or 11.3%, for the three months ended June 30, 2018, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $1.3 million, partially offset by a decrease in interest earned on investment securities of $133,000. Interest and dividend income increased $3.0 million, or 14.1%, for the six months ended June 30, 2018, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $3.2 million, partially offset by a decrease in interest earned on investment securities of $294,000.

Interest and fees earned on loans receivable increased $1.3 million, or 13.3%, for the three months ended June 30, 2018, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $79.8 million, accompanied by a 17 basis point increase in the average yield to 4.84%. Interest and fees earned on loans receivable increased $3.2 million, or 16.7%, for the six months ended June 30, 2018, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $105.1 million, accompanied by a 17 basis point increase in the average yield to 4.83%.

Net interest earned on securities decreased by $133,000 for the three months ended June 30, 2018 when compared to the same period in the prior year. The average balance of investment securities decreased $14.3 million, or 13.2%, while the 3.68% yield on the investment portfolio decreased by 66 basis points, from 4.34%, for the same period in the prior year. Net interest earned on securities decreased by $294,000 for the six months ended June 30, 2018 when compared to the same period in the prior year. The average balance of investment securities decreased $16.0 million, or 14.5%, while the 3.64% yield on the investment portfolio decreased by 68 basis points, from 4.32%, for the same period in the prior year. The decreases in yields are mostly due to the decrease in corporate tax rates which lowered the tax equivalent adjustments used to calculate the yield on tax-exempt securities.

Interest expense. Interest expense increased $658,000, or 40.5%, for the three months ended June 30, 2018, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit, and savings deposits of $42.1 million or 17.1%, and $34.1 million or 18.8%, respectively, and was partially offset by a decrease in the average balance of money market deposits of $18.1 million or 11.4%. This increase was accompanied by increases in costs of 112, 43, 39, and 29 basis points for the average balances of borrowings, money market deposits, certificates of deposit, and savings deposits, respectively. The overall increase in deposits was utilized to pay down borrowings, the average balance of which decreased by $60.6 million, or 55.8%. Interest expense increased $1.3 million, or 40.9%, for the six months ended June 30, 2018, compared to the same period in the prior year. The increase is attributable to increases in the average balances of savings deposits, and certificates of deposit of $35.2 million or 19.5%, and $34.0 million or 14.4%, respectively, and was partially offset by a decrease in the average balance of money market deposits of $11.2 million or 7.1%. This increase was accompanied by increases in costs of 66, 39, 32, and 26 basis points for the average balances of borrowings, money market deposits, certificates of deposit, and savings deposits, respectively. The overall increase in deposits was utilized to pay down borrowings, the average balance of which decreased by $37.9 million, or 34.4%.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $210,000 was recorded for the quarter ended June 30, 2018, an increase of $40,000, or 23.5% from the quarter ended June 30, 2017. A provision for loan losses of $420,000 was recorded for the six-month period ended June 30, 2018, compared to $335,000 in the same period in 2017. Nonperforming loans were $11.4 million, or 1.2% of total loans at June 30, 2018 compared with $16.4 million, or 1.9% at June 30, 2017. For the three months ended June 30, 2018, net loan charge-offs totaled $259,000, or 0.11% of average loans, compared to net charge-offs of $285,000, or 0.13%, for the second quarter of 2017. For the six months ended June 30, 2018, net loan charge-offs totaled $108,000, or 0.02% of average loans, compared to net charge-offs of $328,000, or 0.08%, for the same period in 2017.

Noninterest income. Noninterest income increased $16,000 for the three months ended June 30, 2018 over the comparable 2017 period. This increase was the result of increases in other income, service charges on deposit accounts, and gains on equity securities of $94,000, $23,000, and $13,000, respectively. This increase is net of a decrease in gains on sales of loans of $114,000 due to the Company ceasing the origination of student lending as of December 31, 2017. Noninterest income decreased $709,000 for the six months ended June 30, 2018 over the comparable 2017 period. This decrease is largely the result of decreases in net investment security gains on sale of $488,000 and gains on sales of loans of $344,000. The decrease in net investment securities gains on sale is due to the Company having liquidated its investment in Liberty stock during its acquisition in the first quarter of 2017. The decrease in gains of sales of loans is largely due to the Company ceasing the origination of student lending as of December 31, 2017.

Noninterest expense. Noninterest expense of $7.1 million for the second quarter 2018 was 5.4%, or $359,000 more than the second quarter of 2017. Salaries and employee benefits and other expenses increased $663,000 or 20.7%, and $113,000 or 13.8%. respectively. These increases were partially offset by decreases in data processing costs and merger expenses of $186,000 or 31.6% and $307,000, respectively. The salary increase is mostly due to annual pay adjustments. Noninterest expense of $14.4 million for the six-month period ended June 30, 2018 was 3.1%, or $437,000 more than the same period in 2017. Salaries and employee benefits and software amortization expense increased $946,000 or 13.7%, and $143,000 or 88.3%, respectively. These increases were partially offset by decreases in equipment expense and merger expenses of $113,000 or 20.7% and $694,000, respectively. The salary increase is mostly due to annual pay adjustments and the increase in software amortization expense is due to an increase in capitalized expenses compared to the same period in the prior year.

Provision for income taxes. The Company recognized $481,000 in income tax expense, which reflected an effective tax rate of 13.4% for the three months ended June 30, 2018, as compared to $885,000 with an effective tax rate of 26.1% for the comparable 2017 period. The Company recognized $1.0 million in income tax expense, which reflected an effective tax rate of 15.0% for the six months ended June 30, 2018, as compared to $1.6 million with an effective tax rate of 26.0% for the comparable 2017 period. The decreases in the provisions are directly correlated to the decrease in corporate tax rates applied to the increase in net income before taxes.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities (tax exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21% and 34% for the periods ended June 30, 2018 and 2017, respectively. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended June 30,
	2018			2017

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable	$931,504	$11,234	4.84%	$851,754	$9,916	4.67%
Investment securities (3)	94,460	720	3.68%	108,774	853	4.34%
Interest-bearing deposits with other banks	40,904	175	1.72%	52,077	133	1.02%
Total interest-earning assets	1,066,868	12,129	4.61%	1,012,605	10,902	4.45%
Noninterest-earning assets	53,653			58,632
Total assets	$1,120,521			$1,071,237
Interest-bearing liabilities:
Interest-bearing demand deposits	$96,358	$71	0.30%	$90,337	$66	0.29%
Money market deposits	141,238	305	0.87%	159,333	175	0.44%
Savings deposits	215,639	309	0.57%	181,547	127	0.28%
Certificates of deposit	288,283	1,288	1.79%	246,196	859	1.40%
Borrowings	47,935	310	2.59%	108,513	398	1.47%
Total interest-bearing liabilities	789,453	2,283	1.16%	785,926	1,625	0.83%
Noninterest-bearing liabilities
Other liabilities	207,840			177,696
Stockholders' equity	123,228			107,615
Total liabilities and stockholders' equity	$1,120,521			$1,071,237
Net interest income		$9,846			$9,277
Interest rate spread (1)			3.45%			3.62%
Net interest margin (2)			3.76%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.14%			128.84%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities were $146 and $325 for the three months ended June 30, 2018 and 2017, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2018 and 2017, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2018 versus 2017

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$929	$389	$1,318
Investment securities	(155)	22	(133)
Interest-bearing deposits with other banks	(28)	70	42
Total interest-earning assets	746	481	1,227

Interest-bearing liabilities:
Interest-bearing demand deposits	4	1	5
Money market deposits	(20)	150	130
Savings deposits	24	158	182
Certificates of deposit	147	282	429
Borrowings	(222)	134	(88)
Total interest-bearing liabilities	(67)	725	658

Net interest income	$813	$(244)	$569

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities (tax exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21% and 34% for the periods ended June 30, 2018 and 2017, respectively. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Six Months Ended June 30,
	2018			2017

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable	$930,915	$22,288	4.83%	$825,812	$19,096	4.66%
Investment securities (3)	94,074	1,414	3.64%	110,073	1,708	4.32%
Interest-bearing deposits with other banks	41,552	367	1.78%	50,613	297	1.18%
Total interest-earning assets	1,066,541	24,069	4.60%	986,498	21,101	4.45%
Noninterest-earning assets	53,463			59,079
Total assets	$1,120,004			$1,045,577
Interest-bearing liabilities:
Interest-bearing demand deposits	$91,330	$131	0.29%	$86,262	$117	0.27%
Money market deposits	145,779	608	0.84%	156,943	349	0.45%
Savings deposits	215,597	575	0.54%	180,444	251	0.28%
Certificates of deposit	270,093	2,299	1.72%	236,079	1,635	1.40%
Borrowings	72,332	708	1.97%	110,267	715	1.31%
Total interest-bearing liabilities	795,131	4,321	1.10%	769,995	3,067	0.80%
Noninterest-bearing liabilities
Other liabilities	202,758			172,907
Stockholders' equity	122,115			102,675
Total liabilities and stockholders' equity	$1,120,004			$1,045,577
Net interest income		$19,748			$18,034
Interest rate spread (1)			3.50%			3.65%
Net interest margin (2)			3.79%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.13%			128.12%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities were $286 and $653 for the six months ended June 30, 2018 and 2017, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2018 and 2017, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2018 versus 2017

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$2,429	$763	$3,192
Investment securities	(343)	49	(294)
Interest-bearing deposits with other banks	(53)	123	70
Total interest-earning assets	2,033	935	2,968

Interest-bearing liabilities:
Interest-bearing demand deposits	7	7	14
Money market deposits	(25)	284	259
Savings deposits	49	275	324
Certificates of deposit	236	428	664
Borrowings	(246)	239	(7)
Total interest-bearing liabilities	21	1,233	1,254

Net interest income	$2,012	$(298)	$1,714

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the six months ended June 30, 2018, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at June 30, 2018. The following table indicates the capital ratios for Middlefield Bank and Company at June 30, 2018 and December 31, 2017.

	As of June 30, 2018
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.56%	10.74%	10.74%	11.51%
Middlefield Banc Corp.	10.33%	11.55%	10.74%	12.31%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2017
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.47%	10.88%	10.88%	11.64%
Middlefield Banc Corp.	10.20%	11.64%	10.79%	12.41%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation (“NII”) - Projected net interest income over the next twelve months will not be reduced by more than 10% given a gradual shift (i.e., over 12 months) in interest rates of up to 200 basis points (+ or -) and assuming no balance sheet growth.

Portfolio equity simulation - Portfolio equity is the net present value of the Company’s existing assets and liabilities. The Company uses an Economic Value of Equity (“EVE”) analysis which shows the estimated changes in portfolio equity taking certain long-term shock rates into consideration. Given a 200 basis point immediate and permanent increase in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity. Given a 100 basis point immediate and permanent decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 10% of stockholders’ equity.

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2018 and December 31, 2017 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2018 and December 31, 2017 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2018 and December 31, 2017 for portfolio equity:

	June 30, 2018		December 31, 2017
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(0.11)%	11.50%	(1.06)%	13.50%
-100bp	(2.07)%	(17.10)%	(2.29)%	(21.30)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2018, have remained unchanged from December 31, 2017.

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2017 Award Summary	Incorporated by reference to Middlefield Banc Corp.’s Form 8-K current Report filed on March 14, 2017

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.27*	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.28*	Executive Deferred Compensation Agreement with Charles O. Moore	filed herewith

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: August 7, 2018	By:	/s/ Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 7, 2018	By:	/s/ Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer