Form 10-Q
period 2018-09-30
MIDDLEFIELD BANC CORP
filed 2018-11-06
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes X    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer X
Non-accelerated filer ☐	Smaller reporting company X
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

Class: Common Stock, without par value
Outstanding at November 6, 2018: 3,238,346

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Cash and cash equivalents	$81,951	$39,886
Equity securities, at fair value	671	-
Investment securities available for sale, at fair value	99,717	95,283
Loans held for sale	925	463
Loans	972,968	923,213
Less allowance for loan and lease losses	7,494	7,190
Net loans	965,474	916,023
Premises and equipment, net	13,002	11,853
Goodwill	15,071	15,071
Core deposit intangibles	2,484	2,749
Bank-owned life insurance	15,970	15,652
Other real estate owned	257	212
Accrued interest receivable and other assets	10,806	9,144

TOTAL ASSETS	$1,206,328	$1,106,336

LIABILITIES
Deposits:
Noninterest-bearing demand	$205,357	$192,438
Interest-bearing demand	96,565	83,990
Money market	191,261	150,277
Savings	224,704	208,502
Time	295,874	242,987
Total deposits	1,013,761	878,194
Short-term borrowings	55,304	74,707
Other borrowings	8,956	29,065
Accrued interest payable and other liabilities	4,074	4,507
TOTAL LIABILITIES	1,082,095	986,473

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,622,854 and 3,603,881 shares issued; 3,236,689 and 3,217,716 shares outstanding	85,687	84,859
Retained earnings	53,520	47,431
Accumulated other comprehensive (loss) income	(1,456)	1,091
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	124,233	119,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,206,328	$1,106,336

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,821	$10,443	$34,109	$29,539
Interest-earning deposits in other institutions	178	107	412	248
Federal funds sold	8	5	29	9
Investment securities:
Taxable interest	167	159	506	600
Tax-exempt interest	598	579	1,673	1,846
Dividends on stock	57	37	169	189
Total interest and dividend income	12,829	11,330	36,898	32,431

INTEREST EXPENSE
Deposits	2,178	1,468	5,803	3,820
Short-term borrowings	296	202	764	652
Other borrowings	104	148	344	413
Total interest expense	2,578	1,818	6,911	4,885

NET INTEREST INCOME	10,251	9,512	29,987	27,546

Provision for loan losses	210	280	630	615

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,041	9,232	29,357	26,931

NONINTEREST INCOME
Service charges on deposit accounts	491	479	1,416	1,397
Investment securities gains on sale, net	-	398	-	886
Gain on equity securities	15	-	46	-
Earnings on bank-owned life insurance	108	109	318	316
Gain on sale of loans	43	255	164	720
Other income	291	200	807	622
Total noninterest income	948	1,441	2,751	3,941

NONINTEREST EXPENSE
Salaries and employee benefits	3,839	3,725	11,684	10,624
Occupancy expense	460	476	1,468	1,397
Equipment expense	262	242	696	789
Data processing costs	481	468	1,360	1,376
Ohio state franchise tax	244	186	603	558
Federal deposit insurance expense	150	165	450	368
Professional fees	346	434	1,118	1,230
Advertising expense	236	248	694	660
Software amortization expense	155	118	460	280
Core deposit intangible amortization	87	101	265	276
Merger expense	-	338	-	1,032
Other expense	832	796	2,702	2,678
Total noninterest expense	7,092	7,297	21,500	21,268

Income before income taxes	3,897	3,376	10,608	9,604
Income taxes	593	914	1,602	2,535

NET INCOME	$3,304	$2,462	$9,006	$7,069

EARNINGS PER SHARE
Basic	$1.02	$0.77	$2.79	$2.38
Diluted	1.02	0.76	2.78	2.37

DIVIDENDS DECLARED PER SHARE	$0.28	$0.27	$0.89	$0.81

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$3,304	$2,462	$9,006	$7,069

Other comprehensive (loss) gain:
Net unrealized holding (loss) gain on available-for-sale investment securities	(1,297)	(264)	(3,282)	1,153
Tax effect	272	89	689	(392)

Reclassification adjustment for investment securities gains included in net income	-	(398)	-	(886)
Tax effect	-	135	-	301

Total other comprehensive (loss) gain	(1,025)	(438)	(2,593)	176

Comprehensive income	$2,279	$2,024	$6,413	$7,245

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2017	$84,859	$47,431	$1,091	$(13,518)	$119,863

Change in accounting principle for adoption of ASU 2016-01		141	(141)		-
Change in accounting principle for adoption of ASU 2018-02		(187)	187		-
Net income		9,006			9,006
Other comprehensive loss			(2,593)		(2,593)
Dividend reinvestment and purchase plan (8,763 shares)	441				441
Stock options exercised (4,650 shares)	107				107
Stock-based compensation (5,560 shares)	280				280
Cash dividends ($0.89 per share)		(2,871)			(2,871)

Balance, September 30, 2018	$85,687	$53,520	$(1,456)	$(13,518)	$124,233

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$9,006	$7,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	630	615
Investment securities gains on sale, net	-	(886)
Gain on equity securities	(46)	-
Depreciation and amortization of premises and equipment, net	694	661
Software amortization expense	460	280
Amortization of premium and discount on investment securities, net	317	343
Accretion of deferred loan fees, net	(690)	(246)
Amortization of core deposit intangibles	265	276
Stock-based compensation expense	360	33
Origination of loans held for sale	(9,588)	(13,345)
Proceeds from sale of loans	9,290	7,811
Gain on sale of loans	(164)	(239)
Origination of student loans held for sale	-	(321,942)
Proceeds from sale of student loans	-	328,853
Gain on sale of student loans	-	(481)
Earnings on bank-owned life insurance	(318)	(316)
Deferred income tax	184	(532)
Net loss (gain) on other real estate owned	5	(211)
Increase in accrued interest receivable	(445)	(311)
Increase in accrued interest payable	126	124
Other, net	(1,721)	(2,338)
Net cash provided by operating activities	8,365	5,218

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	4,340	9,560
Proceeds from sale of securities	-	6,474
Purchases	(12,998)	(250)
Increase in loans, net	(49,467)	(75,307)
Proceeds from the sale of other real estate owned	26	1,767
Purchase of bank-owned life insurance	-	(5)
Purchase of premises and equipment	(1,843)	(1,037)
Purchase of restricted stock	(90)	(899)
Redemption of restricted stock	-	795
Acquisition, net of cash paid	-	5,431
Net cash used in investing activities	(60,032)	(53,471)

FINANCING ACTIVITIES
Net increase in deposits	135,567	69,677
Decrease in short-term borrowings, net	(19,403)	(48,085)
Repayment of other borrowings	(20,109)	(164)
Proceeds from other borrowings	-	30,000
Proceeds from common stock issued	-	15,164
Stock options exercised	107	180
Proceeds from dividend reinvestment and purchase plan	441	407
Cash dividends	(2,871)	(2,490)
Net cash provided by financing activities	93,732	64,689

Increase in cash and cash equivalents	42,065	16,436

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,886	32,495

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,951	$48,931

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended
	September 30,
	2018	2017
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,785	$4,761
Income taxes	1,675	4,455

Noncash investing transactions:
Transfers from loans to other real estate owned	$76	$1,179
Common stock issued in business acquisition	-	20,995
Transfer of equity securities from investment securities available for sale, at fair value	(625)	-

Acquisition of Liberty Bank, N.A.
Noncash assets acquired
Loans	$195,388
Loans held for sale	5,953
Premises and equipment, net	325
Accrued interest receivable	440
Bank-owned life insurance	1,681
Core deposit intangible	3,087
Other assets	997
Goodwill	10,740
Total noncash assets acquired	218,611
Liabilities assumed
Time deposits	(30,744)
Deposits other than time deposits	(167,300)
Accrued interest payable	(47)
Deferred taxes	(1,134)
Other liabilities	(2,754)
Total liabilities assumed	(201,979)

Liberty stock acquired in business combination	(1,068)

Net noncash assets acquired	$15,564

Cash and cash equivalents acquired, net	$5,431

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Recently Adopted Accounting Pronouncements –

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The adoption of this standard has not had a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements –

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting: (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of, and reasons for, transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 2 – REVENUE RECOGNITION

Effective January 1, 2017, the Company adopted ASU 2014-09 Revenue from Contracts with Customers-(Topic 606) and all subsequent ASUs that modified ASC 606. The implementation of the new standard had no material impact on the measurement or recognition of revenue for prior periods and did not require any cumulative effect adjustment for adoption.

Management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 92.9% of the total revenue of the Company.

The main types of noninterest income within the scope of the standard are as follows:

Service charges on deposit accounts – The Company has contracts with its deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific customer requests or activities that include overdraft fees, online banking fees, and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, which is completion of the requested service/transaction.

Gains (losses) on sale of other real estate owned – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred and the payment terms, that the contract has a true commercial substance and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted impacting the gain/loss and the carrying value of the asset.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest Income	2018	2017	2018	2017
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$207	$209	$597	$583
ATM banking fees	219	209	634	528
Service charges and other fees	65	61	185	286
Investment securities gains on sale, net (a)	-	398	-	886
Equity securities, unrealized gains (a)	15	-	46	-
Earnings on bank-owned life insurance (a)	108	109	318	316
Gain on sale of loans (a)	43	255	164	720
Other income	291	200	807	622
Total noninterest income	$948	$1,441	$2,751	$3,941

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding as of September 30, 2018 and 2017.

Stock option activity during the nine months ended September 30 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2018	19,750	$20.94
Exercised	(6,150)	23.00

Outstanding, September 30, 2018	13,600	$20.01

Exercisable, September 30, 2018	13,600	$20.01

The following table presents the activity during the nine months ended September 30, 2018 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Shares	Value Per Share

Nonvested at January 1, 2018	14,601	$35.14
Granted	9,952	48.20
Forfeited	(223)	35.31
Vested	(3,905)	33.61
Nonvested at September 30, 2018	20,425	$41.80

Expected to vest at September 30, 2018	10,473	$35.71

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $90,000 and $45,000 was recognized for the three-month periods ended September 30, 2018 and 2017, respectively. Share-based compensation expense of $226,000 and $135,000 was recognized for the nine-month periods ended September 30, 2018 and 2017, respectively.

The expected remaining compensation expense that will be recognized on restricted stock totals $102,000, of which $31,000 will be recognized in 2018 and $71,000 will be recognized in 2019.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Weighted-average common shares issued	3,620,558	3,598,500	3,613,010	3,352,316

Average treasury stock shares	(386,165)	(386,165)	(386,165)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,234,393	3,212,335	3,226,845	2,966,151

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	13,933	11,418	15,454	12,592

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,248,326	3,223,753	3,242,299	2,978,743

Options to purchase 13,600 shares of common stock, at prices ranging from $17.55 to $23.00, were outstanding during the three and nine months ended September 30, 2018. Also outstanding were 20,425 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

Options to purchase 21,375 shares of common stock, at prices ranging from $17.55 to $37.00, were outstanding during the three and nine months ended September 30, 2017. Also outstanding were 12,811 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

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

		September 30, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$7,594	$-	$7,594
Obligations of states and political subdivisions	-	74,130	-	74,130
Mortgage-backed securities in government-sponsored entities	-	17,993	-	17,993
Total debt securities	-	99,717	-	99,717
Equity securities in financial institutions (a)	421	-	-	421
Total	$421	$99,717	$-	$100,138

		December 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$8,719	$-	$8,719
Obligations of states and political subdivisions	-	67,429	-	67,429
Mortgage-backed securities in government-sponsored entities	-	18,510	-	18,510
Total debt securities	-	94,658	-	94,658
Equity securities in financial institutions (a)	375	-	-	375
Total	$375	$94,658	$-	$95,033

(a) The Company held one equity investment not included in this total because it is held at amortized cost of $250,000.

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

Equity Securities - Equity securities that are traded on a national securities exchange are valued at their last reported sales price as of the measurement date. Equity securities traded in the over-the-counter (“OTC”) markets and listed securities for which no sale was reported on that date are generally valued at their last reported “bid” price if held long, and last reported “ask” price if sold short. To the extent equity securities are actively traded and valuation adjustments are not applied, they are categorized in Level I of the fair value hierarchy. Equity securities traded on inactive markets or valued by reference to similar instruments are generally categorized in Level II of the fair value hierarchy. Equity securities are carried at fair value through net income at September 30, 2018.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value subsequent to the initial measurement. No such devaluation occurred in the nine months ended September 30, 2018.

		September 30, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$851	$851

		December 31, 2017
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$3,072	$3,072
Other real estate owned	-	-	32	32

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $379,000 at September 30, 2018.

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2018
Impaired loans	$851	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	100.0%	(52.19%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$3,072	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	86.1%	(13.8%)
Other real estate owned	$32	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	10.0%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2018
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents (1)	$81,951	$81,951	$-	$-	$81,951
Loans held for sale	925	-	925	-	925
Net loans	965,474	-	-	951,818	951,818
Bank-owned life insurance (1)	15,970	15,970	-	-	15,970
Federal Home Loan Bank stock (1)	3,679	3,679	-	-	3,679
Accrued interest receivable (1)	3,733	3,733	-	-	3,733

Financial liabilities:
Deposits	$1,013,761	$717,887	$-	$292,362	$1,010,249
Short-term borrowings (1)	55,304	55,304	-	-	55,304
Other borrowings	8,956	-	-	8,949	8,949
Accrued interest payable (1)	704	704	-	-	704

(1) This financial instrument is carried at cost at September 30, 2018, which approximates the fair value of the instrument.

	December 31, 2017
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$39,886	$39,886	$-	$-	$39,886
Loans held for sale	463	-	463	-	463
Net loans	916,023	-	-	913,323	913,323
Bank-owned life insurance	15,652	15,652	-	-	15,652
Federal Home Loan Bank stock	3,589	3,589	-	-	3,589
Accrued interest receivable	3,288	3,288	-	-	3,288

Financial liabilities:
Deposits	$878,194	$635,207	$-	$242,020	$877,227
Short-term borrowings	74,707	74,707	-	-	74,707
Other borrowings	29,065	-	-	29,069	29,069
Accrued interest payable	578	578	-	-	578

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income (“AOCI”) by component net of tax for the three and nine months ended September 30, 2018 and 2017, respectively:

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of June 30, 2018	$(431)
Other comprehensive loss	(1,025)
Balance at September 30, 2018	$(1,456)

Balance as of December 31, 2017	$1,091
Other comprehensive loss	(2,593)
Change in accounting principle, ASC 2016-01 (b)	(141)
Change in accounting principle, ASC 2018-02 (b)	187
Period change	(2,547)
Balance at September 30, 2018	$(1,456)

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of June 30, 2017	$1,815
Other comprehensive loss before reclassification	(175)
Amount reclassified from accumulated other comprehensive income	(263)
Period change	(438)
Balance at September 30, 2017	$1,377

Balance as of December 31, 2016	$1,201
Other comprehensive income before reclassification	761
Amount reclassified from accumulated other comprehensive income	(585)
Period change	176
Balance at September 30, 2017	$1,377

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)

Reclassifications are the result of the adoption of ASUs 2016-01 and 2018-02 effective for the Company beginning January 1, 2018. The reclassifications are presented within the Consolidated Statement of Changes in Stockholders’ Equity for the affected transitional periods.

The following tables present significant amounts reclassified from or to each component of AOCI:

	Amounts Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	September 30, 2018	September 30, 2017	Presented
Unrealized gains on available-for-sale securities (a)
	$-	$398	Investment securities gains on sale, net
	-	(135)	Income taxes
	$-	$263

	Amount Reclassified from Accumulated Other Comprehensive		Affected Line Item in
	Income		the Statement Where
(Dollars in thousands)	For the Nine Months Ended		Net Income is
Details about other comprehensive income	September 30, 2018	September 30, 2017	Presented
Unrealized gains on available-for-sale securities (a)
	$-	$886	Investment securities gains on sale, net
	-	(301)	Income taxes
	$-	$585

(a)	For unrealized gains on available-for-sale securities, amounts in parentheses indicate expenses and other amounts indicate income.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$7,703	$24	$(133)	$7,594
Obligations of states and political subdivisions:
Taxable	502	10	-	512
Tax-exempt	74,592	500	(1,474)	73,618
Mortgage-backed securities in government-sponsored entities	18,760	26	(793)	17,993
Total	$101,557	$560	$(2,400)	$99,717

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$8,664	$126	$(71)	$8,719
Obligations of states and political subdivisions:
Taxable	504	8	-	512
Tax-exempt	65,408	1,547	(38)	66,917
Mortgage-backed securities in government-sponsored entities	18,640	157	(287)	18,510
Total debt securities	93,216	1,838	(396)	94,658
Equity securities in financial institutions	415	210	-	625
Total	$93,631	$2,048	$(396)	$95,283

The Company held one equity investment without a readily determinable fair value at September 30, 2018. For both year-to-date and life-to-date, the equity had an amortized cost of $250,000, with no impairment or observable price changes.

The Company recognized net gains on equity investments of $15,000 and $46,000, respectively, for the three and nine months ended September 30, 2018. No net gains on sold equity securities were realized during those periods.

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$4,484	$4,516
Due after one year through five years	6,358	6,407
Due after five years through ten years	12,126	11,955
Due after ten years	78,589	76,839
Total	$101,557	$99,717

Proceeds from the sales of investment securities and the gross realized gains and losses are as follows:

(Dollar amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$-	$3,787	$-	$6,474
Gross realized gains	-	430	-	918	(1)
Gross realized losses	-	(32)	-	(32)

(1) Prior to the acquisition of Liberty Bank, N.A., the Company held an equity interest in Liberty which was remeasured at fair value on the acquisition date and resulted in a gain of $488,000. This gain was recorded in Equity Securities, Unrealized Gains on the consolidated Income Statement for the nine months ended September 30, 2017.

Investment securities with an approximate carrying value of $66.2 million and $57.9 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits and for other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$1,733	$(6)	$4,186	$(127)	$5,919	$(133)
Obligations of states and political subdivisions:
Tax-exempt	38,810	(1,323)	3,375	(151)	42,185	(1,474)
Mortgage-backed securities in government-sponsored entities	6,186	(213)	9,832	(580)	16,018	(793)
Total	$46,729	$(1,542)	$17,393	$(858)	$64,122	$(2,400)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$557	$(4)	$4,036	$(67)	$4,593	$(71)
Obligations of states and political subdivisions:
Tax-exempt	1,009	(6)	2,784	(32)	3,793	(38)
Mortgage-backed securities in government-sponsored entities	5,698	(71)	8,734	(216)	14,432	(287)
Total	$7,264	$(81)	$15,554	$(315)	$22,818	$(396)

There were 114 securities considered temporarily impaired at September 30, 2018.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 100% of the total available-for-sale portfolio as of September 30, 2018 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the nine months ended September 30, 2018 and 2017, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2018 or December 31, 2017 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2018	2017

Commercial and industrial	$93,144	$101,346
Real estate - construction	48,901	47,017
Real estate - mortgage:
Residential	329,609	318,157
Commercial	483,675	437,947
Consumer installment	17,639	18,746
	972,968	923,213
Less: Allowance for loan and lease losses	(7,494)	(7,190)

Net loans	$965,474	$916,023

The amounts above include deferred loan origination costs of $1.5 million at both September 30, 2018 and December 31, 2017.

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, Geauga County, and contiguous counties. The Company also serves the central Ohio market with offices in Dublin, Sunbury, Westerville, and Powell, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for loan and lease losses. Interest income is recognized on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful. Interest payments received on nonaccrual loans are applied against the unpaid principal balance until accrual status is restored.

Loan origination fees and certain direct loan origination costs are deferred with the net amount amortized over the contractual life of the loan as an adjustment of the related loan’s yield.

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate - Mortgage
September 30, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$3,045	$-	$2,495	$6,055	$3	$11,598
Collectively evaluated for impairment	90,099	48,901	327,114	477,620	17,636	961,370
Total loans	$93,144	$48,901	$329,609	$483,675	$17,639	$972,968

			Real Estate - Mortgage
December 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$3,627	$44	$2,824	$5,610	$4	$12,109
Collectively evaluated for impairment	97,719	46,973	315,333	432,337	18,742	911,104
Total loans	$101,346	$47,017	$318,157	$437,947	$18,746	$923,213

			Real Estate - Mortgage
September 30, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$840	$-	$75	$565	$1	$1,481
Collectively evaluated for impairment	316	101	1,630	3,843	123	6,013
Total ending allowance balance	$1,156	$101	$1,705	$4,408	$124	$7,494

			Real Estate - Mortgage
December 31, 2017	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$694	$-	$140	$733	$-	$1,567
Collectively evaluated for impairment	305	313	1,620	3,303	82	5,623
Total ending allowance balance	$999	$313	$1,760	$4,036	$82	$7,190

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial Real Estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for C&I, CRE, and Consumer Installment loan portfolios were partially offset by a decrease in the allowance for the Real Estate Construction and Residential portfolios.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2018
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$585	$1,061	$-
Real estate - mortgage:
Residential	1,594	1,747	-
Commercial	2,246	2,425	-
Total	$4,425	$5,233	$-

With an allowance recorded:
Commercial and industrial	$2,460	$3,146	$840
Real estate - mortgage:
Residential	901	1,034	75
Commercial	3,809	3,930	565
Consumer installment	3	3	1
Total	$7,173	$8,113	$1,481

Total:
Commercial and industrial	$3,045	$4,207	$840
Real estate - mortgage:
Residential	2,495	2,781	75
Commercial	6,055	6,355	565
Consumer installment	3	3	1
Total	$11,598	$13,346	$1,481

December 31, 2017
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$450	$1,006	$-
Real estate - construction	44	44	-
Real estate - mortgage:
Residential	1,685	1,904	-
Commercial	1,870	1,984	-
Consumer installment	4	4	-
Total	$4,053	$4,942	$-

With an allowance recorded:
Commercial and industrial	$3,177	$3,888	$694
Real estate - mortgage:
Residential	1,139	1,179	140
Commercial	3,740	3,913	733
Total	$8,056	$8,980	$1,567

Total:
Commercial and industrial	$3,627	$4,894	$694
Real estate - construction	44	44	-
Real estate - mortgage:
Residential	2,824	3,083	140
Commercial	5,610	5,897	733
Consumer installment	4	4	-
Total	$12,109	$13,922	$1,567

The tables above include troubled debt restructurings totaling $4.5 million at September 30, 2018 and $5.4 million as of December 31, 2017.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,984	$32	$4,620	$100
Real estate - construction	-	-	11	-
Real estate - mortgage:
Residential	2,574	18	2,672	49
Commercial	6,132	50	6,123	151
Consumer installment	3	-	3	-
Total	$11,693	$100	$13,429	$300

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,633	$69	$1,962	$210
Real estate - construction	431	-	738	1
Real estate - mortgage:
Residential	2,988	19	3,149	69
Commercial	7,216	48	7,223	231
Consumer installment	5	1	5	1
Total	$13,273	$137	$13,077	$512

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

The primary risk of commercial and industrial loans is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. C&I loans are, by nature, secured by less substantial collateral than real estate-secured loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties along with the slow recovery in the housing market. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
September 30, 2018	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$85,821	$4,178	$3,145	$-	$93,144
Real estate - construction	47,551	1,350	-	-	48,901
Real estate - mortgage:
Residential	325,378	560	3,671	-	329,609
Commercial	472,861	5,809	5,005	-	483,675
Consumer installment	17,628	-	11	-	17,639
Total	$949,239	$11,897	$11,832	$-	$972,968

		Special			Total
December 31, 2017	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$95,621	$1,942	$3,783	$-	$101,346
Real estate - construction	46,995	-	22	-	47,017
Real estate - mortgage:
Residential	312,176	723	5,258	-	318,157
Commercial	424,225	9,164	4,558	-	437,947
Consumer installment	18,742	-	4	-	18,746
Total	$897,759	$11,829	$13,625	$-	$923,213

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
September 30, 2018	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$92,506	$155	$-	$483	$638	$93,144
Real estate - construction	48,901	-	-	-	-	48,901
Real estate - mortgage:
Residential	325,886	2,317	625	781	3,723	329,609
Commercial	481,607	1,004	118	946	2,068	483,675
Consumer installment	17,625	11	3	-	14	17,639
Total	$966,525	$3,487	$746	$2,210	$6,443	$972,968

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2017	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$99,633	$1,607	$29	$77	$1,713	$101,346
Real estate - construction	47,017	-	-	-	-	47,017
Real estate - mortgage:
Residential	314,866	1,977	227	1,087	3,291	318,157
Commercial	434,879	1,907	1	1,160	3,068	437,947
Consumer installment	18,736	10	-	-	10	18,746
Total	$915,131	$5,501	$257	$2,324	$8,082	$923,213

The following tables present the classes of the loan portfolio summarized by nonaccrual loans (in thousands):

		90+ Days Past
September 30, 2018	Nonaccrual	Due and Accruing

Commercial and industrial	$1,368	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	2,935	-
Commercial	2,980	-
Consumer installment	5	-
Total	$7,288	$-

		90+ Days Past
December 31, 2017	Nonaccrual	Due and Accruing

Commercial and industrial	$1,120	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,002	-
Commercial	3,311	-
Consumer installment	-	-
Total	$8,433	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $319,000 for the nine months ended September 30, 2018 and $437,000 for the year ended December 31, 2017.

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

The following tables summarize the primary segments of the loan portfolio and the activity within those segments (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2017	$999	$313	$1,760	$4,036	$82	$7,190
Charge-offs	(284)	-	(119)	(111)	(138)	(652)
Recoveries	167	46	76	-	37	326
Provision	274	(258)	(12)	483	143	630
ALLL balance at September 30, 2018	$1,156	$101	$1,705	$4,408	$124	$7,494

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2016	$448	$172	$2,818	$3,135	$25	$6,598
Charge-offs	(439)	-	(74)	(39)	(384)	(936)
Recoveries	189	34	59	111	182	575
Provision	529	53	(967)	476	524	615
ALLL balance at September 30, 2017	$727	$259	$1,836	$3,683	$347	$6,852

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2018	$1,180	$89	$1,743	$4,361	$129	$7,502
Charge-offs	(275)	-	(45)	-	(3)	(323)
Recoveries	28	28	47	-	2	105
Provision	223	(16)	(40)	47	(4)	210
ALLL balance at September 30, 2018	$1,156	$101	$1,705	$4,408	$124	$7,494

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2017	$613	$202	$1,767	$4,012	$11	$6,605
Charge-offs	(4)	-	-	(20)	(229)	(253)
Recoveries	46	11	45	111	7	220
Provision	72	46	24	(420)	558	280
ALLL balance at September 30, 2017	$727	$259	$1,836	$3,683	$347	$6,852

The negative provision allocated to real estate construction loans for the three-month and nine-month periods ended September 30, 2018 is due to the historical loss rate for the real estate construction pool changing to -0.127% from 0.775% in the first quarter of 2018 as well as no charge-offs for the year.

The negative provision allocated to residential real estate loans in the amount of $967,000 for the nine-month period ended September 30, 2017 is largely due to the payoff of a large residential credit during that period.

The negative provision allocated to commercial real estate loans in the amounts of $420,000 for the nine-month period ended September 30, 2017 is due to changes in qualitative factors during that period.

The following tables summarize troubled debt restructurings (in thousands):

For the Three Months Ended
September 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$86	$86

For the Nine Months Ended
September 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	2	2	4	261	261

For the Three Months Ended
September 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$29	$29

	For the Nine Months Ended
	September 30, 2017
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	1	2	$954	$955
Residential real estate	3	-	3	39	39

The following table summarizes TDR modifications within the previous 12 months for which there was a payment default during the nine-month period ended September 30, 2018 (in thousands):

	For the Nine Months Ended
	September 30, 2018
Troubled Debt Restructurings	Number of	Recorded
subsequently defaulted	Contracts	Investment
Residential real estate	1	$20

There were no other subsequent defaults of troubled debt restructurings for the three and nine months ended September 30, 2018 and September 30, 2017.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the September 30, 2018 quarter at $1.21 billion, an increase of $100.0 million from December 31, 2017. For the same time period, cash and cash equivalents increased $42.1 million, or 105.5%, while net loans increased $49.5 million, or 5.4%. Total liabilities increased $95.6 million or 9.7%, while stockholders’ equity increased $4.4 million, or 3.6%.

Cash and cash equivalents. Cash and cash equivalents increased $42.1 million, or 105.5%, to $82.0 million at September 30, 2018 from $39.9 million at December 31, 2017. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on September 30, 2018 totaled $99.7 million, an increase of $4.4 million, or 4.7%, from $95.3 million at December 31, 2017. Included in this net increase is a reclassification from investment securities available for sale to equity securities of $625,000 in accordance with the adoption of ASU 2016-01 on January 1, 2018. During this period the Company recorded repayments, calls, and maturities of $4.3 million. Securities purchased were $13.0 million and there were no securities sold during this period. The Company recorded $46,000 in gains on equity securities as of September 30, 2018 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. This gain is the result of remeasurements of fair value of the equity securities held during this nine-month period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. Net loans receivable increased $49.5 million, or 5.4%, to $965.5 million as of September 30, 2018 from $916.0 million at December 31, 2017 due to strategic growth goals. Included in the total increase for loans receivable were increases in the commercial real estate, residential, and real estate-construction portfolios of $45.7 million, or 10.4%, $11.5 million, or 3.6%, and $1.9 million, or 4.0%, respectively. Also included in the total increase to loans receivable were decreases in the commercial and industrial and consumer installment portfolios of $8.2 million, or 8.1%, and $1.1 million, or 5.9%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on September 30, 2018 totaled $925,000, an increase of $462,000, or 99.8%, from December 31, 2017. This increase is the result of more funded loans being held in the warehouse at quarter end.

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

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $304,000, or 4.2%, to $7.5 million at September 30, 2018 from $7.2 million at December 31, 2017. For the three months ended September 30, 2018, net loan charge-offs totaled $218,000, or 0.09% of average loans, compared to net charge-offs of $33,000, or 0.02%, for the same period in 2017. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $210,000 in the three-month period ended September 30, 2018. For the nine months ended September 30, 2018, net loan charge-offs totaled $326,000, or 0.05% of average loans, compared to net charge-offs of $361,000, or 0.06%, for the same period in 2017. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $630,000 in the nine-month period ended September 30, 2018.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at September 30, 2018. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets includes nonaccrual loans, troubled debt restructurings (TDRs), loans 90 days or more past due, EMORECO assets, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 43 TDRs accruing interest with a balance of $4.5 million as of September 30, 2018. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.7 million as of September 30, 2018, a decrease of $400,000 from $10.1 million at December 31, 2017.

	Asset Quality History

(Dollar amounts in thousands)	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017

Nonperforming loans	$10,529	$11,423	$17,818	$13,415	$14,401
Other real estate owned	257	181	212	212	557

Nonperforming assets	$10,786	$11,604	$18,030	$13,627	$14,958

Allowance for loan and lease losses	7,494	7,502	7,551	7,190	6,852

Ratios
Nonperforming loans to total loans	1.08%	1.21%	1.91%	1.45%	1.64%
Nonperforming assets to total assets	0.89%	1.00%	1.63%	1.23%	1.38%
Allowance for loan and lease losses to total loans	0.77%	0.79%	0.81%	0.78%	0.78%
Allowance for loan and lease losses to nonperforming loans	71.17%	65.67%	42.38%	53.60%	47.58%

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2018, 91.8% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio decreased from 0.78% as of December 31, 2017 to 0.77% as of September 30, 2018.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.0 billion or 94.0% of the Company’s total funding sources at September 30, 2018. Total deposits increased $135.6 million, or 15.4%, at September 30, 2018 from $878.2 million at December 31, 2017. The total increase in deposits is related to increases in time, money market, savings, noninterest-bearing demand, and interest-bearing demand deposits of $52.9 million, or 21.8%, $41.0 million, or 27.3%, $16.2 million, or 7.8%, $12.9 million, or 6.7%, and $12.6 million, or 15.0%, respectively, at September 30, 2018.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, federal funds purchased, and repurchase agreements. Short-term borrowings decreased $19.4 million, or 26.0%, to $55.3 million as of September 30, 2018. Other borrowings decreased $20.1 million, or 69.2%, to $9.0 million as of September 30, 2018 from $29.1 million as of December 31, 2017. This decrease is due to the reduction of FHLB borrowings during the nine-month period ending September 30, 2018, resulting from increases in funds from deposit accounts, which allowed the Company to repay a significant portion of the outstanding short-term debt.

Stockholders’ equity. Stockholders’ equity increased $4.4 million, or 3.6%, to $124.2 million at September 30, 2018 from $119.9 million at December 31, 2017. This growth was the result of increases in retained earnings and common stock of $6.1 million and $828,000, respectively. The change in retained earnings is due to the year-to-date net income offset by dividends paid and the change in common stock is due to regular stock grants and dividend reinvestment and purchase plan distributions. The increase in stockholders’ equity at September 30, 2018 is partially offset by a decrease in AOCI of $2.6 million due to fair value adjustments of available-for-sale securities, and the adoption of accounting standard updates made effective for periods beginning after December 15, 2017, which resulted in a net reclassification of $46,000 between retained earnings and AOCI.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2018, was $3.3 million, an $842,000, or 34.2%, increase from the amount earned during the same period in 2017. Diluted earnings per share for the quarter increased to $1.02, compared to $0.76 from the same period in 2017. Net income for the nine months ended September 30, 2018, was $9.0 million, a $1.9 million, or 27.4%, increase from the amount earned during the same period in 2017. Diluted earnings per share increased to $2.78, compared to $2.37 from the same period in 2017.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.13% and 10.33%, respectively, compared with 0.90% and 8.12% for the same period in 2017. The Company’s ROA and ROE for the nine-month period were 1.06% and 9.73%, respectively, compared with 0.89% and 8.82% for the same period in 2017.

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

Net interest income for the three months ended September 30, 2018 totaled $10.3 million, an increase of 7.8% from that reported in the comparable period of 2017. The net interest margin was 3.72% for the third quarter of 2018, down from the 3.81% reported for the same quarter of 2017. Net interest income for the nine months ended September 30, 2018 totaled $30.0 million, an increase of 8.9% from that reported in the comparable period of 2017. The net interest margin was 3.77% for the nine-month period ended September 30, 2018, down from the 3.82% reported for the comparable period of 2017.

Interest and dividend income. Interest and dividend income increased $1.5 million, or 13.2%, for the three months ended September 30, 2018, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $1.4 million. Interest and dividend income increased $4.5 million, or 13.8%, for the nine months ended September 30, 2018, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $4.6 million, or 15.5%, partially offset by a decrease in interest earned on investment securities of $267,000.

Interest and fees earned on loans receivable increased $1.4 million, or 13.2%, for the three months ended September 30, 2018, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $85.4 million, accompanied by a 15 basis point increase in the average yield to 4.89%. Interest and fees earned on loans receivable increased $4.6 million, or 15.5%, for the nine months ended September 30, 2018, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $98.5 million, accompanied by a 16 basis point increase in the average yield to 4.85%.

Net interest earned on securities increased by $27,000 for the three months ended September 30, 2018 when compared to the same period in the prior year. The average balance of investment securities increased $118,000, or 0.1%, while the 3.67% yield on the investment portfolio decreased by 42 basis points, from 4.09%, for the same period in the prior year. Net interest earned on securities decreased by $267,000 for the nine months ended September 30, 2018 when compared to the same period in the prior year. The average balance of investment securities decreased $10.6 million, or 10.0%, while the 3.67% yield on the investment portfolio decreased by 58 basis points, from 4.25%, for the same period in the prior year. The decreases in yields are mostly due to the decrease in corporate tax rates which lowered the tax equivalent adjustments used to calculate the yield on tax-exempt securities.

Interest expense. Interest expense increased $760,000, or 41.8%, for the three months ended September 30, 2018, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit and savings deposits of $45.4 million, or 18.5%, and $13.0 million, or 6.5%, respectively, and was partially offset by a decrease in the average balance of money market deposits of $13.3 million, or 8.2%. This increase was accompanied by increases in costs of 63, 38, 33, and 22 basis points for the average balances of borrowings, certificates of deposit, savings deposits, and money market deposits, respectively. The overall increase in deposits was utilized to pay down borrowings, the average balance of which decreased by $14.2 million, or 17.1%. Interest expense increased $2.0 million, or 41.5%, for the nine months ended September 30, 2018, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit and savings deposits of $37.8 million, or 15.8%, and $27.8 million, or 14.8%, respectively, and was partially offset by a decrease in the average balance of money market deposits of $11.9 million, or 7.5%. This increase was accompanied by increases in costs of 67, 33, 32, and 30 basis points for the average balances of borrowings, money market deposits, certificates of deposit, and savings deposits, respectively. The overall increase in deposits was utilized to pay down borrowings, the average balance of which decreased by $30.0 million, or 29.7%.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $210,000 was recorded for the quarter ended September 30, 2018, a decrease of $70,000, or 25.0%, from the quarter ended September 30, 2017. A provision for loan losses of $630,000 was recorded for the nine-month period ended September 30, 2018, compared to $615,000 in the same period in 2017. Nonperforming loans were $10.5 million, or 1.1%, of total loans at September 30, 2018 compared with $14.4 million, or 1.6%, at September 30, 2017. For the three months ended September 30, 2018, net loan charge-offs totaled $218,000, or 0.09%, of average loans, compared to net charge-offs of $33,000, or 0.02%, for the third quarter of 2017. For the nine months ended September 30, 2018, net loan charge-offs totaled $326,000, or 0.05%, of average loans, compared to net charge-offs of $361,000, or 0.06%, for the same period in 2017.

Noninterest income. Noninterest income decreased $493,000 for the three months ended September 30, 2018 over the comparable 2017 period. This decrease was the result of decreases in gains on sale of loans and net investment security gains on sale of $212,000, or 83.1%, and $398,000, respectively. The decrease in gains on sale of loans is due to the Company ceasing the origination of student lending as of December 31, 2017. The decrease is net of an increase in other income of $91,000, or 45.5%. Noninterest income decreased $1.2 million for the nine months ended September 30, 2018 over the comparable 2017 period. This decrease was the result of decreases in gains on sale of loans and net investment security gains on sale of $556,000, or 77.2%, and $886,000, respectively. The decrease in net investment securities gains on sale is due to the Company having liquidated its investment in Liberty stock during its acquisition in the first quarter of 2017. The decrease in gains of sales of loans is largely due to the Company ceasing the origination of student lending as of December 31, 2017.

Noninterest expense. Noninterest expense of $7.1 million for the third quarter 2018 was 2.8%, or $205,000, less than the third quarter of 2017. Salaries and employee benefits increased $114,000, or 3.1%. This increase was offset by decreases in professional fees and merger expenses of $88,000, or 20.3%, and $338,000, respectively. The salary increase is mostly due to annual pay adjustments and an increase in employees due to opening the Powell branch in the third quarter. Noninterest expense of $21.5 million for the nine-month period ended September 30, 2018 was 1.1%, or $232,000, more than the same period in 2017. Salaries and employee benefits and software amortization expense increased $1.1 million, or 10.0%, and $180,000, or 64.3%, respectively. These increases were partially offset by decreases in professional fees and merger expenses of $112,000, or 9.1%, and $1.0 million, respectively. The salary increase is mostly due to annual pay adjustments and an increase in employees due to opening the Powell branch in the third quarter. The increase in software amortization expense is due to an increase in capitalized expenses compared to the same period in the prior year.

Provision for income taxes. The Company recognized $593,000 in income tax expense, which reflected an effective tax rate of 15.2% for the three months ended September 30, 2018, as compared to $914,000 with an effective tax rate of 27.1% for the comparable 2017 period. The Company recognized $1.6 million in income tax expense, which reflected an effective tax rate of 15.1% for the nine months ended September 30, 2018, as compared to $2.5 million with an effective tax rate of 26.4% for the comparable 2017 period. The decreases in the provisions are directly correlated to the decrease in corporate tax rates applied to the increase in net income before taxes.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21% and 34% for the periods ended September 30, 2018 and 2017, respectively. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended September 30,
	2018			2017

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$959,576	$11,821	4.89%	$874,190	$10,443	4.74%
Investment securities (3)	100,518	765	3.67%	100,400	738	4.09%
Interest-earning deposits with other banks	49,517	243	1.95%	46,636	149	1.27%
Total interest-earning assets	1,109,611	12,829	4.65%	1,021,226	11,330	4.52%
Noninterest-earning assets	53,237			65,759
Total assets	$1,162,848			$1,086,985
Interest-bearing liabilities:
Interest-bearing demand deposits	$97,699	$94	0.38%	$92,127	$74	0.32%
Money market deposits	147,702	367	0.99%	160,955	311	0.77%
Savings deposits	214,300	366	0.68%	201,307	176	0.35%
Certificates of deposit	291,251	1,351	1.84%	245,823	907	1.46%
Borrowings	68,860	400	2.30%	83,016	350	1.67%
Total interest-bearing liabilities	819,812	2,578	1.25%	783,228	1,818	0.92%
Noninterest-bearing liabilities
Other liabilities	216,171			183,447
Stockholders' equity	126,865			120,310
Total liabilities and stockholders' equity	$1,162,848			$1,086,985
Net interest income		$10,251			$9,512
Interest rate spread (1)			3.40%			3.60%
Net interest margin (2)			3.72%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.35%			130.39%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $164 and $298 for the three months ended September 30, 2018 and 2017, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2018 and 2017, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2018 versus 2017

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,020	$358	$1,378
Investment securities	1	26	27
Interest-earning deposits with other banks	9	85	94
Total interest-earning assets	1,030	469	1,499

Interest-bearing liabilities:
Interest-bearing demand deposits	4	16	20
Money market deposits	(26)	82	56
Savings deposits	11	179	190
Certificates of deposit	168	276	444
Borrowings	(60)	110	50
Total interest-bearing liabilities	97	663	760

Net interest income	$933	$(194)	$739

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21% and 34% for the periods ended September 30, 2018 and 2017, respectively. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Nine Months Ended September 30,
	2018			2017

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$940,468	$34,109	4.85%	$841,938	$29,539	4.69%
Investment securities (3)	96,222	2,179	3.67%	106,849	2,446	4.25%
Interest-earning deposits with other banks	44,207	610	1.84%	49,287	446	1.21%
Total interest-earning assets	1,080,897	36,898	4.62%	998,074	32,431	4.47%
Noninterest-earning assets	53,388			61,305
Total assets	$1,134,285			$1,059,379
Interest-bearing liabilities:
Interest-bearing demand deposits	$93,453	$231	0.33%	$88,217	$174	0.26%
Money market deposits	146,420	981	0.90%	158,280	669	0.57%
Savings deposits	215,165	941	0.58%	187,399	393	0.28%
Certificates of deposit	277,145	3,650	1.76%	239,327	2,584	1.44%
Borrowings	71,175	1,108	2.08%	101,183	1,065	1.41%
Total interest-bearing liabilities	803,358	6,911	1.15%	774,406	4,885	0.84%
Noninterest-bearing liabilities
Other liabilities	207,229			177,861
Stockholders' equity	123,698			107,112
Total liabilities and stockholders' equity	$1,134,285			$1,059,379
Net interest income		$29,987			$27,546
Interest rate spread (1)			3.47%			3.63%
Net interest margin (2)			3.77%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.55%			128.88%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $461 and $951 for the nine months ended September 30, 2018 and 2017, respectively.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2018 and 2017, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2018 versus 2017

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$3,456	$1,114	$4,570
Investment securities	(338)	71	(267)
Interest-earning deposits with other banks	(46)	210	164
Total interest-earning assets	3,072	1,395	4,467

Interest-bearing liabilities:
Interest-bearing demand deposits	10	47	57
Money market deposits	(50)	362	312
Savings deposits	58	490	548
Certificates of deposit	408	658	1,066
Borrowings	(316)	359	43
Total interest-bearing liabilities	110	1,916	2,026

Net interest income	$2,962	$(521)	$2,441

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

For the nine months ended September 30, 2018, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at September 30, 2018. The following table indicates the capital ratios for Middlefield Bank and Company at September 30, 2018 and December 31, 2017.

	As of September 30, 2018
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.50%	10.62%	10.62%	11.36%
Middlefield Banc Corp.	10.40%	11.39%	10.61%	12.13%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2017
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.47%	10.88%	10.88%	11.64%
Middlefield Banc Corp.	10.20%	11.64%	10.79%	12.41%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2018 and December 31, 2017 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2018 and December 31, 2017 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2018 and December 31, 2017 for portfolio equity:

	September 30, 2018		December 31, 2017
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(0.56)%	10.70%	(1.06)%	13.50%
-100bp	(1.45)%	(15.90)%	(2.29)%	(21.30)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2018, have remained unchanged from December 31, 2017.

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

From time to time, the Company and MBC may be involved in litigation relating to claims arising out of their normal course of business. Currently, the Company and MBC are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to their financial condition or results of operations.

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

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2018

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008
10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	[reserved]

10.13*	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2018 Award Summary	Incorporated by reference to Middlefield Banc Corp.’s Form 8-K current Report filed on March 13, 2018

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.27*	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.28*	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on August 7, 2018

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: November 6, 2018	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: November 6, 2018	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer