Form 10-K
period 2018-12-31
MIDDLEFIELD BANC CORP
filed 2019-03-06
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes X    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X

The aggregate market value on June 30, 2018 of common stock held by non-affiliates of the registrant was approximately $163.8 million, based on the closing price of $50.70 per share of common stock as reported on the NASDAQ Capital Market. As of March 6, 2019, there were 3,632,828 shares of common stock issued and outstanding.

Documents Incorporated by Reference      Portions of the registrant’s definitive proxy statements for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2018 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED DECEMBER 31, 2018

Part I

Item 1 — Business

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

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. At December 31, 2018, EMORECO’s assets consist of one cash account and prepaid income tax. According to Federal law governing bank holding companies, real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Market Area MBC’s footprint is home to 3.8 million people, or roughly one third of the Ohio population. MBC’s product offering is geared toward traditional banking business delivered to both consumers and businesses located in its footprint of Northeast Ohio and the Columbus metro area. MBC’s current strategy is aimed at using a strong deposit relationship in the more rural markets of Northeast Ohio to fund loan growth and build scale in its newer metro markets of Cleveland/Akron and Columbus. Columbus is in Franklin County and Cleveland is in Cuyahoga County.

Franklin County is Ohio’s most populous county and Cuyahoga County is Ohio’s second-most populous county. Columbus is the state capital and largest city in Ohio. Per capita gross domestic product, a measure of prosperity and standard of living, is significantly higher in the Columbus metro area relative to Ohio and the nation. Real gross domestic product per capita in the Columbus metro area is nearly $10,000 higher than in the state and nearly $6,500 higher than in the nation. The growth rate in employment for the Columbus metro area is faster than Ohio’s growth rate. Construction continues to be the fastest-growing sector in the Columbus metro area, as it has been since 2015. The financial activities sector, an area in which the Columbus area is specialized relative to the state or nation, is also growing strongly. Per capita income in the Columbus metro area continues to be above the statewide level for Ohio.

MBC’s market area in Northeastern Ohio consists principally of Cuyahoga, Geauga, Portage, Lake, Summit, Trumbull, and Ashtabula Counties. MBC’s market area in Northeastern Ohio benefits from the area’s proximity to Cleveland. The Cleveland metro area’s real personal income per capita is more than $4,500 greater than Ohio’s income per capita. The Cleveland MSA has a population of 2.1 million (2.8 million including Akron). MBC’s four central Ohio branches are located in Dublin and Westerville, of Franklin County, and Sunbury and Powell, of Delaware County.

Based upon U.S. Census Bureau data compiled for 2012 through 2016, Delaware, Geauga and Lake counties are the first, third and seventh highest ranked counties, respectively, among Ohio’s 88 counties based upon median family income. Powell and Dublin are the fourth and fifth highest ranked cities, respectively, in Ohio based upon median family income and MBC’s offices in Beachwood and Solon, in Cuyahoga County, are located in three of the top twenty highest ranked cities in Ohio based upon median family income. A city of more than 47,000 residents located just northwest of Columbus, Ohio, Dublin is home to more than 20 corporate headquarters, an entrepreneurial center, and 4,300+ businesses. Dublin is also home to Ohio’s largest corporation, Cardinal Health – 21 on the Fortune 500 list – and Dublin is also headquarters of the Wendy’s Company. According to the 2010 Decennial Census and the census estimate between 2010 and 2016 from the Delaware County Regional Planning Commission, Delaware County is the fastest growing suburban county in Ohio.

Beachwood in eastern Cuyahoga County is suburban Cleveland’s premier commercial and financial center.  There is a high concentration of small businesses and affluent individuals in Beachwood.  Home to almost 3,000 companies, Beachwood recently saw the opening of the world headquarters of Eaton Corporation.  Beachwood’s 12,000 residents have a median household income of $88,287.  52% of the adult residents in Beachwood have at least a bachelor’s degree and 62% are in executive, managerial and professional positions.  According to reliable third-party information, there are approximately 30,000 small businesses in Cuyahoga County.

The economy of MBC’s Northeast markets is centered around manufacturing and agriculture and includes a large Amish population. Geauga County is the center of the 4th largest Amish population in the world. Home to 94,020 residents, Geauga County has a median household income of $74,165. Geauga County’s labor participation rate of 66.4% outpaces that of Ohio (62.9%) and the US (63.2%).

MBC is not dependent upon any one significant customer or specific industry.  Business is not seasonal to any material degree.

Lending — Loan Portfolio Composition and Activity. The Bank makes residential and commercial mortgage, home equity, secured and unsecured consumer installment, commercial and industrial, and real estate construction loans for owner-occupied and income producing properties. The Bank’s Credit Policy aspires to a loan composition mix consisting of approximately 45% to 70% consumer purpose transactions including residential real estate loans, home equity loans and other consumer loans. The Policy is also designed to provide for 35% to 40% of total loans as business purpose commercial loans and business and consumer credit card accounts of up to 5% of total loans.

Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the Bank’s primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2018, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $17.7 million.

The Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and Small Business Administration loans for qualified businesses. A portion of the Bank’s commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the Bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The Bank’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

The following table shows on a consolidated basis the composition of the loan portfolio along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Type of loan:
Commercial and industrial	$83,857	$101,346	$60,630	$42,536	$34,928
Real estate - construction	56,731	47,017	23,709	22,137	30,296
Real estate - mortgage:
Residential	336,487	318,157	270,830	232,478	210,096
Commercial	498,247	437,947	249,490	231,701	190,685
Consumer installment	16,787	18,746	4,481	4,858	4,579

Total loans	992,109	923,213	609,140	533,710	470,584
Less:
Allowance for loan and lease losses	7,428	7,190	6,598	6,385	6,846

Net loans	$984,681	$916,023	$602,542	$527,325	$463,738

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2018
	Commercial		Real Estate -
	and	Real Estate -	Mortgage
(Dollars in thousands)	Industrial	Construction	Commercial	Total
Amount due:
In one year or less	$17,656	$2,690	$20,433	$40,779
After one year through five years	35,625	6,674	101,168	143,467
After five years	30,576	47,367	376,646	454,589

Total amount due	$83,857	$56,731	$498,247	$638,835

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2018 that have predetermined interest rates and the dollar amount of all loans due after December 31, 2018 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial and industrial	$54,899	$28,958	$83,857
Real estate - construction	8,741	47,990	56,731
Real estate - mortgage:
Commercial	167,094	331,153	498,247

	$230,734	$408,101	$638,835

Residential Mortgage Loans A significant portion of the Bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, Summit, Cuyahoga, Delaware, and Ashtabula counties. Residential mortgage loans approximated $336.5 million or 33.9% of the Bank’s total loan portfolio at December 31, 2018.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 88.3% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2018 is adjustable rate. Generally, the Bank originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac guidelines, so are saleable to Freddie Mac. These loans are sold with servicing rights retained, and are sold in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

The Bank’s home equity credit policy generally allows for a loan of up to 85% of a property’s appraised value (and up to 89% for qualifying properties or borrowers), less the principal balance of the outstanding first mortgage loan. The Bank’s home equity loans generally have terms of 20 years.

At December 31, 2018, residential mortgage loans of approximately $3.5 million were non-accruing or 90 days or more delinquent and accruing on that date, representing 1.0% of the residential mortgage loan portfolio. At December 31, 2017, residential mortgage loans of approximately $4.0 million were over 90 days delinquent or non-accruing on that date, representing 1.3% of the residential mortgage loan portfolio.

Commercial and Industrial Loans and Commercial Real Estate Loans

The Bank’s commercial loan services include:

•	accounts receivable, inventory and	•	short-term notes
	working capital loans	•	selected guaranteed or subsidized loan programs
•	renewable operating lines of credit		for small businesses
•	loans to finance capital equipment	•	loans to professionals
•	term business loans	•	commercial real estate loans
•	demand lines of credit

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Although the Bank makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risks of commercial real estate loans are loss of income of the owner or lessee of the property and the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear more risk than single-family residential mortgage loans, they tend to be higher yielding, have shorter terms and provide for interest-rate adjustments. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio composed strictly of residential real estate mortgage loans.

Although a risk of nonpayment exists for all loans, certain specific risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate cash flow sufficient to repay the loan. The Bank’s Credit Policy provides that commercial loan applications must be supported by documentation indicating cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns for at least three years must be submitted, and annual reviews are required for business purpose relationships of $500,000 or more. Ongoing financial information is generally required for any commercial relationship where the exposure is $250,000 or more.

The fair value of collateral for collateralized commercial loans must exceed the Bank’s exposure. For this purpose fair value is determined by independent appraisal or by the loan officer’s estimate employing guidelines established by the Credit Policy. Loans not secured by real estate generally have terms of five years or fewer, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and term loans secured by collateral having a useful life exceeding five years may have longer terms. The Bank’s Credit Policy allows for terms of up to 20 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum LTV ratio for commercial real estate loans is 80% of the appraised value or cost, whichever is less.

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

At December 31, 2018, commercial and commercial real estate loans totaled $582.1 million, or 58.7% of the Bank’s total loan portfolio. At December 31, 2018, commercial and commercial real estate loans of approximately $4.1 million were non-accruing or 90 days or more delinquent and accruing on that date, and represented 0.7% of the commercial and commercial real estate loan portfolios. At December 31, 2017, commercial and commercial real estate loans totaled $539.3 million, or 58.4% of the Bank’s total loan portfolio. At December 31, 2017, commercial and commercial real estate loans of approximately $4.4 million were over 90 days delinquent or non-accruing on that date, and represented 0.8% of the commercial and commercial real estate loan portfolios.

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

At December 31, 2018, real estate construction loans totaled $56.7 million, or 5.7% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date. At December 31, 2017, real estate construction loans totaled $47.0 million, or 5.1% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date.

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

At December 31, 2018, the Bank had approximately $16.8 million in its consumer installment loan portfolio, representing 1.7% of total loans. At December 31, 2017, the Bank had approximately $18.7 million in its consumer installment loan portfolio, representing 2.0% of total loans.

Loan Solicitation and Processing Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Bank personnel and walk-in customers.

When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Bank’s underwriting guidelines are set by senior management and approved by the Board of Directors. The Credit Policy specifies each individual officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to an Officer’s Loan Committee, which has authority to approve loans up to $3,000,000. The Board of Directors’ Loan Committee acts as an approval authority for exposures over $3,000,000 and up to $6,000,000. Loans exceeding $6,000,000 require approval from the full Board of Directors.

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

Mortgage Banking Activity The Bank originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2018, the Bank recorded gains of $231,000 on the sale of $13.0 million in loans receivable originated for sale. During the year ended December 31, 2017, the Bank recorded gains of $291,000 on the sale of $10.0 million in loans receivable originated for sale. The sold loans were sold on a servicing retained basis to Freddie Mac.

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

Student Lending Through its acquisition of Liberty Bank, N.A., on January 12, 2017, MBC acquired Liberty’s private student loan business.  These loans provided qualified borrowers with the ability to finance the costs associated with obtaining a degree and to refinance their existing student loans.  Pursuant to loan origination agreements with student loan originating and servicing companies, MBC made student loans to qualified students and sold those loans, without recourse and with servicing released, into the secondary market.  Gains on the sales of these loans as well as interest income earned while held by MBC are included in the Consolidated Statement of Income. The lending program changed near the end of 2017, requiring the Company to expand “in-school” lending and extending the Company’s carrying period, both of which increased the risk profile. The Company ceased the origination of new student loans at the end of 2017.

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

Classified Assets FDIC regulations governing classification of assets require nonmember commercial banks — including the Bank — to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection of principal in full — on the basis of currently existing facts, conditions, and values — highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the above categories, but that possess some potential weakness, are required to be designated “special mention” by management.

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

Consolidated classified loans were as follows:

	December 31,

	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$13,076	1.32%	$11,829	1.28%	$5,657	0.93%	$5,297	0.99%	$4,987	1.06%
Substandard	13,867	1.40%	13,625	1.48%	11,777	1.93%	15,586	2.92%	16,211	3.44%
Doubtful	-	0.00%	-	0.00%	-	0.00%	130	0.02%	627	0.13%

Total amount due	$26,943	2.72%	$25,454	2.76%	$17,434	2.86%	$21,013	3.93%	$21,825	4.63%

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

Management determines the appropriate classification of securities at the time of purchase. At this time the Bank has no securities that are classified as held to maturity. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available for sale. Available-for-sale securities are reflected on the balance sheet at their fair value. In accordance with the adoption of ASU 2016-01 on January 1, 2018, the Company reclassified $625,000 from investment securities available for sale to equity securities.

The following table exhibits the consolidated amortized cost of the Bank’s investment portfolio:

	December 31,
(Dollars in thousands)	2018	2017	2016
Available for Sale:
U.S. Government agency securities	$7,442	$8,664	$10,158
Obligations of states and political subdivisions:
Taxable	502	504	1,615
Tax-exempt	72,387	65,408	78,327
Mortgage-backed securities in government- sponsored entities	18,185	18,640	20,128
Total Available-for-Sale Securities	98,516	93,216	111,807
Equity securities in financial institutions	415	415	750
Total Investment Securities	$98,931	$93,631	$112,557

The contractual maturity of investment debt securities is as follows:

	December 31, 2018
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
U.S. government agency securities	$2,000	1.37%	$-	-	$224	4.97%	$5,218	3.21%	$7,442	2.77%	$7,471
Obligations of states and political subdivisions:
Taxable	-	-	502	4.85%	-	-	-	-	502	4.85%	512
Tax-exempt **	6,547	3.42%	1,606	3.45%	9,303	3.25%	54,931	3.15%	72,387	3.19%	72,581
Mortgage-backed securities in government-sponsored entities	-	-	-	-	3,646	1.94%	14,539	2.92%	18,185	2.72%	17,758
Total	$8,547	2.94%	$2,108	3.78%	$13,173	2.92%	$74,688	3.11%	$98,516	3.08%	$98,322

** Tax equivalent yield

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2018, the Bank also held 36,793 shares of $100 par value Federal Home Loan Bank of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock at December 31, 2018 was $3.7 million.

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

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2018, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$39,834	20.92%
Beyond three but within six months	18,644	9.79%
Beyond six but within twelve months	41,840	21.97%
Beyond one year	90,094	47.32%

Total	$190,412	100.00%

Borrowings Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2018, MBC had $90.6 million of FHLB borrowings outstanding. The Company’s subsidiary bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, 2018, 2017, and 2016, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2018	2017	2016

Balance at year-end	$90,398	$74,707	$68,359
Average balance outstanding	42,231	63,910	37,130
Maximum month-end balance	101,857	114,025	68,359
Weighted-average rate at year-end	2.53%	1.36%	0.61%
Weighted-average rate during the year	1.99%	1.18%	0.89%

Competition

The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, fintech companies and other financial intermediaries for certain of our products and services. Some of our competitors are not currently subject to the regulatory restrictions and the level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.

Other important standard competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that the of the Bank’s commitment to personal service, innovation, and involvement in the communities and primary market areas that the Bank serves, as well as the Bank’s commitment to quality community banking service, are factors that contribute to the Bank’s competitive advantage and will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Personnel

As of December 31, 2018, the Bank had 200 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

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

The Company and The Middlefield Banking Company are subject to federal banking laws, and the Company is also subject to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Bank is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The Bank must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.

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

Under regulations promulgated by the federal bank regulators, U.S. banking organizations are subject to comprehensive capital standards that were established in July 2013 (the Basel III capital rules), subject to phase-in periods for certain components and other provisions. The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). During the first quarter of 2015, the Company exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount or risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk-weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% and 600% is assigned to permissible equity interest, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institutions does not hold a “capital conservation buffer: consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement has been phasing in since January 1, 2016 and was fully implemented at 2.5% on January 1, 2019.

Regulatory relief legislated enacted in May 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” On November 21, 2018, the federal banking agencies issued a notice of proposed rulemaking seeking comment on a proposal that would create an alternative, voluntary, capital framework for qualifying institutions that will deem an institution to be well capitalized so long as the institutions maintains a leverage ratio of at least 9%. After the rule is finalized, a financial institution could elect to be subject to this new simplified capital requirement. At December 31, 2018, the Company and the Middlefield Banking Company exceeded each of its capital requirements.

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

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the bank:

	As of December 31, 2018
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.60%	11.09%	11.09%	11.83%
Middlefield Banc Corp.	10.55%	10.35%	9.65%	11.00%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

•

under section 334 the FDIC’s minimum reserve ratio is to be increased from 1.15% to 1.35%, with the goal of attaining that 1.35% level by September 30, 2020. As of September 30, 2018, the reserve ratio exceeded the required minimum of 1.35%. Small banks, such as the Bank, with total assets less than $10 billion, will receive credits to offset the portion of their assessments that helped to raise the reserve ratio from 1.15 percent to 1.35 percent. The DFA gives the FDIC much greater discretion to manage its insurance fund reserves, including where to set the insurance fund’s designated reserve ratio. When the reserve ratio is at or above 1.38%, the FDIC has stated that it will automatically apply credits to reduce a small bank’s regular assessment up to the entire amount of the assessment.

•	the deposit insurance cover limit was increased to $250,000 by section 335.

•	section 627 repealed the longstanding prohibition against financial institutions paying interest on checking accounts.

•

section 331 changed the way deposit insurance premiums are calculated by the FDIC as well. That is, deposit insurance premiums are calculated based upon an institution’s so-called assessment base. Until the DFA became law, the assessment base consisted of an institution’s deposit liabilities. As revised by section 331, the assessment base is the difference between total assets and tangible equity. In other words, the assessment base takes account of all liabilities, not merely deposit liabilities.

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

The Regulatory Relief Act The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law in May 2018. The Regulatory Relief Act amends parts of the Dodd-Frank Act, as well as other laws that involve regulation of the financial industry. While the Regulatory Relief Act keeps in place fundamental aspects of the Dodd-Frank Act’s regulatory framework, the Regulatory Relief Act includes a number of provisions that are favorable to bank holding companies with total consolidated assets of less than $10 billion, such as the Company, and also makes changes to consumer mortgage and credit reporting regulations and to the authorities of the agencies that regulate the financial industry. A number of the provisions included in the Regulatory Relief Act require the federal banking agencies to either promulgate regulations or amend existing regulations, and it will likely take some time for these agencies to implement the necessary changes.

The following is a brief summary of select provisions of the Regulatory Relief Act which are not otherwise covered in other sections below.

Provisions that are Favorable to Community Banks. There are a number of provisions in the Regulatory Relief Act that will have a favorable impact on community banks such as The Middlefield Banking Company. These are briefly referenced below.

-

Simplified Capital Requirements for Community Banks. The Regulatory Relief Act simplifies capital calculations by requiring regulators to create a community bank leverage ratio of tangible equity/average assets between 8% and 10%. Depository institutions that maintain a higher ratio would automatically be deemed to be well capitalized and in compliance with capital and leverage requirements, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. On November 21, 2018, the federal banking agencies issued a notice of proposed rulemaking seeking comment on a proposal that would create an alternative, voluntary, capital framework for qualifying institutions that will deem an institution to be well capitalized so long as the institution maintains a leverage ratio of at least 9% and adequately capitalized so long as the institution maintains a leverage ratio of at least 7.5%. Under the proposed rule, banks with less than $10 billion in assets would be able to elect the community bank leverage ratio framework if they meet the 9 percent ratio and if they hold 25 or less percent of assets in off-balance sheet exposures, 5 percent or less of assets in total trading assets and liabilities, 25 percent or less in mortgage servicing assets and 25 percent or less in temporary difference deferred tax assets. The proposal provides details about the calculation of the community bank leverage ratio, the election process and how the agencies would handle situations when banks' leverage ratios deteriorate and when Prompt Corrective Action is required. A qualifying community banking organization that has chosen the alternative framework would not be required to calculate the existing risk-based and leverage capital requirements and would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules, provided it has a community bank leverage ratio greater than 9 percent.

-

Revised Capital Requirements for High Volatility Commercial Real Estate Loans. The Regulatory Relief Act also provides that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate (HVCRE) exposures unless they are for acquisition, development or construction (ADC), and clarifies ADC status. The Regulatory Relief Act expands the exclusions from the current definition of an HVCRE exposure by (1) excluding loans for (a) the acquisition or refinancing of existing income-producing real property if the cash flow of the property is sufficient to support the debt service and expenses of the property and (b) for improvements to existing income-producing real property if the cash flow of the property is sufficient to support the debt service and expenses of the property and (2) by counting paid development expenses and contributed real property or improvements towards the borrower's contributed capital. This new two-prong test provides lenders with the flexibility to terminate the HVCRE ADC designation and release the borrower's additional capital without the need for refinancing. The Regulatory Relief Act also makes it clear that lenders have discretion to determinate when and if the two-prong test has been satisfied based on their own underwriting criteria.

-

Exception for Certain Reciprocal Deposits from Treatment as Brokered Deposits. The Regulatory Relief Act amends the Federal Deposit Insurance Act to exclude reciprocal deposits of an insured depository institution from limitations on broker deposits. A well-managed and well-capitalized depository institution may now hold reciprocal deposits in an amount that does not exceed the lesser of $5 billion or 20% of the depository institution’s total liabilities without those reciprocal deposits being treated as brokered deposits. Reciprocal deposits are defined in the Regulatory Relief Act as deposits that a bank receives through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits (other than deposits obtained through a deposit broker) placed by the bank in another network bank. The amendment will also have the effect of lowering deposit insurance premiums for well-capitalized banks that use deposit placement networks.

-

Increase in Asset Threshold for Qualifying for an 18-Month Examination Cycle. For well-managed, well-capitalized banks, the Regulatory Relief Act increases the asset threshold for institutions qualifying for an 18-month on-site examination cycle, from the current 12-month on-site examination cycle, from $1 billion to $3 billion in total consolidated assets.

-

Short Form Call Reports. The Regulatory Relief Act requires the federal banking agencies to promulgate regulations allowing an insured depository institution with less than $5 billion in total consolidated assets (and that satisfies such other criteria as determined to be appropriate by the agencies) to submit a short-form call report for its first and third quarters of a calendar year.

-

Consumer Protection Enhancements. The Regulatory Relief Act improves consumer access to mortgage credit by, among other things, (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) removing the requirement to obtain appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from expanded Home Mortgage Disclosure Act data disclosures mandated by the Dodd-Frank Act; (iv) amending the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) requiring the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use, (vi) adding certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.

Other new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially revise regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2018, the Deposit Insurance Fund reserve ratio exceeded the required minimum of 1.35% set by the Dodd-Frank Act. Small banks, such as the Bank, with total assets less than $10 billion, will receive credits to offset the portion of their assessments that helped to raise the Deposit Insurance Fund reserve ratio from 1.15 percent to 1.35 percent. The total amount of small bank credits is estimated to be approximately $750 million. When the Deposit Insurance Fund reserve ratio is at or above 1.38%, the FDIC has stated that it will automatically apply credits to reduce a small bank’s regular assessment up to the entire amount of the assessment.

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

Item 1A — Risk Factors

Risks Related to the Company’s Business

We are exposed to interest rate risk. The interest rate risk that exists for most or all financial institutions arises out of interest rates that increase more than anticipated or that increase more quickly than expected. If interest rates change more abruptly than we have simulated or if the increase is greater than we have simulated, this could have an adverse effect on our net interest income and equity value.

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

Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio. Lending money is a substantial part of our business. However, every loan we make carries a risk of nonpayment. This risk is affected by, among other things: the cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral, the credit history of a particular borrower, changes in economic and industry conditions, and the duration of the loan. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Current accounting standards for loan loss provisioning are based on the so-called “incurred loss” model. Under this model, a bank can reserve against a loan loss through a provision to the loan loss reserve only if that loss has been “incurred,” which means a loss that is probable and can be reasonably estimated. To meet that standard, banks have to document why a loss is probable and reasonably estimable, and the easiest way to do that is to refer to historical loss rates and the bank’s own prior loss experience with the type of asset in question. Banks are not limited to using historical experience in deciding the appropriate level of the loan loss reserve. In making these determinations, management can use judgment that takes into account other factors, such as changes in underwriting standards and changes in the economic environment that would have an impact on loan losses.

The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. If charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan and lease losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses Any change in the allowance for loan and lease losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. A banking organization that experiences a reduction in retained earnings as of the CECL adoption date may elect to phase in the regulatory capital impact of adopting CECL over a three-year transition period. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations. Upon adoption of the CECL, credit loss allowances may increase, which would decrease retained earnings and thereby affect common equity tier 1 capital for regulatory capital purposes. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses. Successful implementation may require adjustments to existing data elements and credit loss methods.

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

Our necessary dependence upon automated systems to record and process transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. We may also be subject to disruptions of the operating systems arising from events that are beyond our control (for example, computer viruses or electrical or telecommunications outages). We are further exposed to the risk that third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors). These disruptions may interfere with service to customers and result in a financial loss or liability.

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

A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations. Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of our investment securities, sales of loans or other sources could have a substantial negative effect on our liquidity and our ability to continue our growth strategy.

Our most important source of funds is deposits. As of December 31, 2018, approximately $536.8 million, or 52.8%, of our total deposits were negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Additional liquidity is provided by our ability to borrow from the Federal Home Loan Bank of Atlanta, or the Cincinnati, and the Federal Reserve Bank of Cleveland. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull, Ashtabula, Summit, Delaware, and Cuyahoga Counties. A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely lead to deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. Borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. Rising commercial real estate lending concentrations may expose institutions like the Bank to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. In addition, institutions that are exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are encouraged to identify and monitor credit concentrations and enhance risk management systems. As of December 31, 2018, our loans for construction, land development, and other land represent only 51% of our total risk-based capital. At December 31, 2018, the Bank’s non-owner occupied commercial real estate concentration was 404% of the Bank’s capital and the Bank’s commercial real estate loan portfolio has increased by approximately 178% during the prior 36 months. The Bank has determined that its CRE portfolio concentration levels require enhanced monitoring under the regulatory guidance. Management has implemented and continues to maintain heightened portfolio monitoring and reporting, and enhanced underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, our level of commercial real estate lending could limit our growth or require us to obtain additional capital, lead to increased regulatory scrutiny, and could have a material adverse effect on our business, financial condition and results of operations.

Our net-loan-to-deposit-ratio is higher than our peer group and may affect our future profitability and growth. At December 31, 2018, the ratio of our net loans to our total deposits was 96.9%. FDIC-insured, low-cost deposits are a stable and desirable source of funding for banks. If we have insufficient core deposits to fund our loan growth, we may be required to rely more heavily on nondeposit sources of funds. The availability and cost of nondeposit funding are more sensitive to changing economic or financial conditions. Our need to rely on noncore funding sources to support future growth may reduce our net interest margin and have an adverse effect on our profitability.

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2018, MBC could have declared dividends of approximately $10.1 million in the aggregate to the Company. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends.

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

We cannot give assurance that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of counterparties participating in the capital markets, or a downgrade of the Company’s debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.

The value of our goodwill and core deposit intangible assets may decline in the future. As of December 31, 2018, we had $17.5 million of goodwill and core deposit intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and core deposit intangible assets. If we were to conclude that a future write-down of goodwill and core deposit intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

     Not applicable

Item 2 — Properties

     The Bank’s offices are:

Location	County	Owned/Leased	Other Information
Main Office:
15985 East High Street Middlefield, Ohio	Geauga	Owned

Branches :
West Branch 15545 West High Street Middlefield, Ohio	Geauga	Owned

Garrettsville Branch 8058 State Street Garrettsville, Ohio	Portage	Owned

Mantua Branch 10519 South Main Street Mantua, Ohio	Portage	Leased	three-year lease renewed in November 2016, with option to renew for two additional consecutive three-year terms

Chardon Branch 348 Center Street Chardon, Ohio	Geauga	Owned

Orwell Branch 30 South Maple Street Orwell, Ohio	Ashtabula	Owned

Newbury Branch 11110 Kinsman Road Newbury, Ohio	Geauga	Leased	ten-year lease dated April 2006, with option to renew for four additional consecutive five-year terms; lease renewed in December 2016 for five years

Cortland Branch 3450 Niles Cortland Road Cortland, Ohio	Trumbull	Owned

Dublin Branch 6215 Perimeter Drive Dublin, Ohio	Franklin	Leased	fifteen-year lease dated February 2004, extended to expire September 2021, with one option to renew for an additional three-year period

Westerville Branch 17 North State Street Westerville, Ohio	Franklin	Owned

Administrative Offices:	Geauga	Owned
15200 Madison Road Suite 108 Middlefield, Ohio

Mentor Loan Production Office 8353 Mentor Avenue Mentor, Ohio	Lake	Leased	one-year lease dated September 2015, revised December 2017, with option to renew for two additional terms of one year each

Sunbury Branch 492 West Cherry Street Sunbury, Ohio	Delaware	Leased	five-year lease dated July 2016, with the option to renew for two additional five-year terms

Beachwood Branch 25201 Chagrin Blvd. Beachwood, Ohio	Cuyahoga	Leased	ten-year lease dated June 2005, extended for a period of 10 years commencing on July 1, 2015, with option to renew for two consecutive periods of five years each

Solon Branch 6134 Kruse Drive Solon, Ohio	Cuyahoga	Leased	twelve-year lease dated June 2008, with the option to renew for four additional five-year terms, first option exercised July 26, 2016, lease expiring July 31, 2025

Twinsburg Branch 2351 Edison Blvd Twinsburg, Ohio	Summit	Owned

Powell Branch 10628 Sawmill Parkway Powell, Ohio	Delaware	Owned

At December 31, 2018, the net book value of the Bank’s investment in premises and equipment totaled $13.0 million.

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

Item 4 — Mine Safety Disclosures

 Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “MBCN.” At the close of business on December 31, 2018, there were approximately 1,035 shareholders of record.

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Return on Equity and Assets” and “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2018 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 — Selected Financial Data

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2018 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

The Company’s Code of Ethics is available on the corporate website at www.middlefieldbank.bank/pdf/CodeofEthics.pdf. In addition, any future amendments to, or waivers from, a provision of the Code of Ethics that applies to the Company’s directors or executive officers (including the Chief Executive Officer and Principal Financial and Accounting Officer) will be posted at this internet address.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2018 and 2017 and for each of the two years in the period ended December 31, 2018:
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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Severance Agreement between Middlefield Banc Corp. and Thomas G. Caldwell, dated January 7, 2008	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.3*	Severance Agreement between Middlefield Banc Corp. and James R. Heslop, II, dated January 7, 2008	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2	[reserved]

10.4.3*	Severance Agreement between Middlefield Banc Corp. and Donald L. Stacy, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	[reserved]

10.13*	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 12, 2012

10.22.1*	Annual Incentive Plan 2018 Award Summary	Incorporated by reference to Middlefield Banc Corp.’s Form 8-K current Report filed on March 13, 2018

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.27*	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.28*	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on August 7, 2018

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

13	Portions of Annual Report to Shareholders for the year ended December 31, 2018 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS**	XBRL Instance	furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB**	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation	furnished herewith

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
Date: March 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 6, 2019
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 6, 2019
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 6, 2019
Carolyn J. Turk, Chairman of the Board

/s/ Eric W. Hummel	March 6, 2019
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 6, 2019
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 6, 2019
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 6, 2019
James J. McCaskey, Director

/s/ William J. Skidmore	March 6, 2019
William J. Skidmore, Director

/s/ Robert W. Toth	March 6, 2019
Robert W. Toth, Director

/s/ Clayton W. Rose, III	March 6, 2019
Clayton W. Rose, III, Director

/s/ Darryl E. Mast	March 6, 2019
Darryl E. Mast, Director

/s/ Thomas W. Bevan	March 6, 2019
Thomas W. Bevan, Director

/s/ William A. Valerian	March 6, 2019
William A. Valerian, Director