Form 10-Q
period 2019-03-31
MIDDLEFIELD BANC CORP
filed 2019-05-07
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

440-632-1666
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities Registered Pursuant to Section 12(b) of The Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Without Par Value	MBCN	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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
Outstanding at May 7, 2019: 3,256,721

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$121,045	$107,933
Equity securities, at fair value	674	616
Investment securities available for sale, at fair value	98,114	98,322
Loans held for sale	1,230	597
Loans	1,004,484	992,109
Less allowance for loan and lease losses	7,206	7,428
Net loans	997,278	984,681
Premises and equipment, net	15,741	13,003
Goodwill	15,071	15,071
Core deposit intangibles	2,312	2,397
Bank-owned life insurance	16,185	16,080
Accrued interest receivable and other assets	13,285	9,698

TOTAL ASSETS	$1,280,935	$1,248,398

LIABILITIES
Deposits:
Noninterest-bearing demand	$194,298	$203,410
Interest-bearing demand	107,246	92,104
Money market	178,668	196,685
Savings	184,662	222,954
Time	375,357	300,914
Total deposits	1,040,231	1,016,067
Short-term borrowings:
Federal funds purchased	-	398
Federal Home Loan Bank advances	91,000	90,000
Total short-term borrowings	91,000	90,398
Other borrowings	11,518	8,803
Accrued interest payable and other liabilities	6,487	4,840
TOTAL LIABILITIES	1,149,236	1,120,108

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,642,535 and 3,630,497 shares issued; 3,256,370 and 3,244,332 shares outstanding	86,437	85,925
Retained earnings	58,139	56,037
Accumulated other comprehensive income (loss)	641	(154)
Treasury stock, at cost; 386,165 shares	(13,518)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	131,699	128,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,280,935	$1,248,398

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,510	$11,054
Interest-earning deposits in other institutions	187	119
Federal funds sold	7	14
Investment securities:
Taxable interest	179	169
Tax-exempt interest	565	525
Dividends on stock	58	59
Total interest and dividend income	13,506	11,940

INTEREST EXPENSE
Deposits	2,945	1,640
Short-term borrowings	213	276
Other borrowings	96	122
Total interest expense	3,254	2,038

NET INTEREST INCOME	10,252	9,902

Provision for loan losses	240	210

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,012	9,692

NONINTEREST INCOME
Service charges on deposit accounts	508	453
Gain on equity securities	58	18
Earnings on bank-owned life insurance	105	112
Gain on sale of loans	37	4
Other income	402	199
Total noninterest income	1,110	786

NONINTEREST EXPENSE
Salaries and employee benefits	4,124	3,979
Occupancy expense	553	536
Equipment expense	235	233
Data processing costs	465	477
Ohio state franchise tax	259	115
Federal deposit insurance expense	130	150
Professional fees	431	445
Advertising expense	203	228
Software amortization expense	145	150
Core deposit intangible amortization	85	91
Other expense	870	941
Total noninterest expense	7,500	7,345

Income before income taxes	3,622	3,133
Income taxes	611	528

NET INCOME	$3,011	$2,605

EARNINGS PER SHARE
Basic	$0.93	$0.81
Diluted	$0.92	$0.80

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net income	$3,011	$2,605

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale investment securities	1,006	(1,912)
Tax effect	(211)	402

Total other comprehensive income (loss)	795	(1,510)

Comprehensive income	$3,806	$1,095

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2018	3,630,497	$85,925	$56,037	$(154)	$(13,518)	$128,290

Net income			3,011			3,011
Other comprehensive income				795		795
Dividend reinvestment and purchase plan	4,522	196				196
Stock-based compensation, net	7,516	316				316
Cash dividends ($0.28 per share)			(909)			(909)

Balance, March 31, 2019	3,642,535	$86,437	$58,139	$641	$(13,518)	$131,699

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2017	3,603,881	$84,859	$47,431	$1,091	$(13,518)	$119,863

Change in accounting principle for adoption of ASU 2016-01			141	(141)		-
Change in accounting principle for adoption of ASU 2018-02			(187)	187		-
Net income			2,605			2,605
Other comprehensive loss				(1,510)		(1,510)
Dividend reinvestment and purchase plan	3,278	161				161
Stock-based compensation, net	1,990	96				96
Cash dividends ($0.33 per share)			(1,063)			(1,063)

Balance, March 31, 2018	3,609,149	$85,116	$48,927	$(373)	$(13,518)	$120,152

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$3,011	$2,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	210
Gain on equity securities	(58)	(18)
Depreciation and amortization of premises and equipment, net	259	231
Software amortization expense	145	150
Financing lease amortization expense	69	-
Amortization of premium and discount on investment securities, net	94	104
Accretion of deferred loan fees, net	(259)	(341)
Amortization of core deposit intangibles	85	91
Stock-based compensation expense	186	96
Restricted stock cash portion	(44)	-
Origination of loans held for sale	(2,556)	(1,783)
Proceeds from sale of loans	1,960	1,313
Gain on sale of loans	(37)	(4)
Earnings on bank-owned life insurance	(105)	(112)
Deferred income tax	295	131
Net gain on other real estate owned	(43)	-
(Increase) decrease in accrued interest receivable	(200)	19
Increase (decrease) in accrued interest payable	192	(5)
Other, net	(2,553)	(737)
Net cash provided by operating activities	681	1,950

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	3,799	1,380
Purchases	(2,679)	-
Increase in loans, net	(12,616)	(8,669)
Proceeds from the sale of other real estate owned	225	-
Purchase of premises and equipment	(295)	(603)
Purchase of restricted stock	-	(90)
Net cash used in investing activities	(11,566)	(7,982)

FINANCING ACTIVITIES
Net increase in deposits	24,164	66,379
Increase (decrease) in short-term borrowings, net	602	(56,036)
Repayment of other borrowings	(56)	(10,037)
Proceeds from dividend reinvestment and purchase plan	196	161
Cash dividends	(909)	(1,063)
Net cash provided by (used in) financing activities	23,997	(596)

Increase (decrease) in cash and cash equivalents	13,112	(6,628)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,933	39,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,045	$33,258

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended
	March 31,
	2019	2018
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,062	$2,043

Noncash operating transactions:
Operating lease assets added to other, net	$(2,101)	$-
Operating lease liabilities added to other, net	2,101	-
Noncash investing transactions:
Transfers from loans to other real estate owned	$38	$-
Transfer of equity securities from investment securities available for sale, at fair value	-	(625)
Finance lease assets added to premises and equipment	(2,771)	-
Noncash financing transactions:
Finance lease liabilities added to borrowed funds	$2,771	$-

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

On March 13, 2019, MBC established a wholly owned subsidiary named Middlefield Investments, Inc. (MII), headquartered in Middlefield, Ohio. This operating subsidiary exists to hold and manage a portion of MBC’s investment portfolio. At March 31, 2019, MII’s assets consist of one cash account. MII may only hold and manage investments for MBC, and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. All significant inter-company items have been eliminated between MBC and this subsidiary.

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Recently Adopted Accounting Pronouncements –

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  On January 1, 2019, the Company adopted ASU 2016-02 which resulted in the recording of finance lease assets and liabilities of $2.8 million and operating lease assets and liabilities of $2.1 million on the Consolidated Balance Sheet.  See Note 9 to the financial statements.

Recently Issued Accounting Pronouncements –

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The CECL model has been completed by the Company and runs concurrently with the existing incurred loss model each month.  Management continues monitoring model output, with final assumption changes expected to be made in the third quarter.  Management anticipates the model to be validated by a third-party by December 31, 2019.

NOTE 2 – REVENUE RECOGNITION

In accordance with ASC Topic 606, management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 92.0% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31:

Noninterest Income	2019	2018
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$248	$193
ATM banking fees	194	201
Service charges and other fees	66	59
Gain on equity securities (a)	58	18
Earnings on bank-owned life insurance (a)	105	112
Gain on sale of loans (a)	37	4
Other income	402	199
Total noninterest income	$1,110	$786

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding as of March 31, 2019 and 2018.

Stock option activity during the three months ended March 31, 2019 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2019	7,450	$17.55

Outstanding, March 31, 2019	7,450	$17.55

Exercisable, March 31, 2019	7,450	$17.55

The following table presents the activity during the three months ended March 31, 2019 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2019	21,072	$41.96
Granted	14,565	41.90
Vested	(4,970)	32.40
Nonvested at March 31, 2019	30,667	$43.48

Expected to vest at March 31, 2019	20,715	$41.22

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $90,000 and $55,000 was recognized for the three-month periods ended March 31, 2019 and 2018, respectively. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $236,000 and $426,000 at March 31, 2019 and 2018, respectively.

The expected remaining compensation expense that will be recognized on restricted stock totals $351,000, of which $113,000 will be recognized in 2019, $110,000 will be recognized in 2020, $110,000 will be recognized in 2021, and $18,000 will be recognized in 2022.

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

	For the Three
	Months Ended
	March 31,
	2019	2018

Weighted-average common shares issued	3,635,304	3,606,427

Average treasury stock shares	(386,165)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,249,139	3,220,262

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	6,145	17,807

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,255,284	3,238,069

Options to purchase 7,450 shares of common stock at $17.55 per share, were outstanding during the three months ended March 31, 2019. Also outstanding were 30,667 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

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

		March 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$7,182	$-	$7,182
Obligations of states and political subdivisions	-	70,735	-	70,735
Mortgage-backed securities in government-sponsored entities	-	20,197	-	20,197
Total debt securities	-	98,114	-	98,114
Equity securities in financial institutions	674	-	-	674
Total	$674	$98,114	$-	$98,788

		December 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$7,471	$-	$7,471
Obligations of states and political subdivisions	-	73,093	-	73,093
Mortgage-backed securities in government-sponsored entities	-	17,758	-	17,758
Total debt securities	-	98,322	-	98,322
Equity securities in financial institutions	616	-	-	616
Total	$616	$98,322	$-	$98,938

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

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value subsequent to the initial measurement. No such devaluation occurred in the three months ended March 31, 2019.

		March 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,604	$4,604

		December 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,075	$1,075

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $1.8 million and $492,000 as of March 31, 2019 and December 31, 2018, respectively.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2019
Impaired loans	$4,604	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	27.8%	(2.3%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$1,075	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	100.0%	(40.6%)

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2019
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$121,045	$121,045	$-	$-	$121,045
Loans held for sale	1,230	-	1,230	-	1,230
Net loans	997,278	-	-	993,098	993,098
Bank-owned life insurance	16,185	16,185	-	-	16,185
Federal Home Loan Bank stock	3,679	3,679	-	-	3,679
Accrued interest receivable	3,833	3,833	-	-	3,833

Financial liabilities:
Deposits	$1,040,231	$664,874	$-	$375,132	$1,040,006
Short-term borrowings	91,000	91,000	-	-	91,000
Other borrowings	11,518	-	-	11,550	11,550
Accrued interest payable	936	936	-	-	936

	December 31, 2018
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$107,933	$107,933	$-	$-	$107,933
Loans held for sale	597	-	597	-	597
Net loans	984,681	-	-	973,124	973,124
Bank-owned life insurance	16,080	16,080	-	-	16,080
Federal Home Loan Bank stock	3,679	3,679	-	-	3,679
Accrued interest receivable	3,633	3,633	-	-	3,633

Financial liabilities:
Deposits	$1,016,067	$715,153	$-	$298,891	$1,014,044
Short-term borrowings	90,398	90,398	-	-	90,398
Other borrowings	8,803	-	-	8,827	8,827
Accrued interest payable	744	744	-	-	744

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instrument.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component net of tax for the three months ended March 31, 2019 and 2018, respectively:

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)

Balance as of December 31, 2018	$(154)
Other comprehensive income	795
Balance at March 31, 2019	$641

Balance as of December 31, 2017	$1,091
Other comprehensive loss	(1,510)
Change in accounting principle, ASC 2016-01 (b)	(141)
Change in accounting principle, ASC 2018-02 (b)	187
Period change	(1,464)
Balance at March 31, 2018	$(373)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)

Reclassifications are the result of the adoption of ASUs 2016-01 and 2018-02 effective for the Company beginning January 1, 2018. The reclassifications are presented within the Consolidated Statement of Changes in Stockholders’ Equity for the affected transitional periods.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three months ended March 31, 2019 and 2018.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$7,120	$111	$(49)	$7,182
Obligations of states and political subdivisions:
Taxable	501	8	-	509
Tax-exempt	69,233	1,057	(64)	70,226
Mortgage-backed securities in government-sponsored entities	20,448	112	(363)	20,197
Total	$97,302	$1,288	$(476)	$98,114

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$7,442	$90	$(61)	$7,471
Obligations of states and political subdivisions:
Taxable	502	10	-	512
Tax-exempt	72,387	667	(473)	72,581
Mortgage-backed securities in government-sponsored entities	18,185	88	(515)	17,758
Total	$98,516	$855	$(1,049)	$98,322

The Company recognized net gains on equity investments of $58,000 and $18,000 for the three months ended March 31, 2019 and 2018, respectively. No net gains on sold equity securities were realized during this period.

The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$6,479	$6,519
Due after one year through five years	1,665	1,683
Due after five years through ten years	13,024	13,074
Due after ten years	76,134	76,838
Total	$97,302	$98,114

There were no securities sold during the three months ended March 31, 2019 and 2018, respectively.

Investment securities with an approximate carrying value of $59.5 million and $63.5 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure deposits and for other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$2,927	$(49)	$2,927	$(49)
Obligations of states and political subdivisions:
Tax-exempt	926	(4)	7,954	(60)	8,880	(64)
Mortgage-backed securities in government-sponsored entities	2,063	(4)	12,074	(359)	14,137	(363)
Total	$2,989	$(8)	$22,955	$(468)	$25,944	$(476)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$4,105	$(61)	$4,105	$(61)
Obligations of states and political subdivisions:
Tax-exempt	20,451	(286)	11,053	(187)	31,504	(473)
Mortgage-backed securities in government-sponsored entities	2,068	(9)	12,257	(506)	14,325	(515)
Total	$22,519	$(295)	$27,415	$(754)	$49,934	$(1,049)

There were 39 securities considered temporarily impaired at March 31, 2019.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 100% of the total available-for-sale portfolio as of March 31, 2019 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2019 and 2018, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2019 or December 31, 2018 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2019	2018

Commercial and industrial	$85,756	$83,857
Real estate - construction	58,019	56,731
Real estate - mortgage:
Residential	340,483	336,487
Commercial	504,289	498,247
Consumer installment	15,937	16,787
	1,004,484	992,109
Less: Allowance for loan and lease losses	(7,206)	(7,428)

Net loans	$997,278	$984,681

The amounts above include deferred loan origination costs of $1.4 million and $1.6 million at March 31, 2019 and December 31, 2018.

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, eastern Geauga County, and contiguous counties. The Company also serves the central Ohio market with offices in Dublin, Sunbury, Westerville, and Powell, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate - Mortgage
March 31, 2019	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,825	$3,239	$1,856	$9,049	$2	$15,971
Collectively evaluated for impairment	83,931	54,780	338,627	495,240	15,935	988,513
Total loans	$85,756	$58,019	$340,483	$504,289	$15,937	$1,004,484

			Real Estate - Mortgage
December 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$2,570	$-	$1,970	$9,533	$2	$14,075
Collectively evaluated for impairment	81,287	56,731	334,517	488,714	16,785	978,034
Total loans	$83,857	$56,731	$336,487	$498,247	$16,787	$992,109

			Real Estate - Mortgage
March 31, 2019	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$203	$661	$45	$54	$-	$963
Collectively evaluated for impairment	383	87	1,578	4,107	88	6,243
Total ending allowance balance	$586	$748	$1,623	$4,161	$88	$7,206

			Real Estate - Mortgage
December 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$667	$-	$43	$643	$1	$1,354
Collectively evaluated for impairment	302	100	1,538	4,008	126	6,074
Total ending allowance balance	$969	$100	$1,581	$4,651	$127	$7,428

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial Real Estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for C&I, Real Estate Construction, Residential, and CRE portfolios were partially offset by a decrease in the allowance for the Consumer Installment portfolio.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2019
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$671	$1,169	$-
Real estate - mortgage:
Residential	1,496	1,660	-
Commercial	2,621	2,887	-
Consumer installment	2	2	-
Total	$4,790	$5,718	$-

With an allowance recorded:
Commercial and industrial	$1,154	$1,365	$203
Real estate - construction	3,239	3,239	661
Real estate - mortgage:
Residential	360	411	45
Commercial	6,428	6,446	54
Total	$11,181	$11,461	$963

Total:
Commercial and industrial	$1,825	$2,534	$203
Real estate - construction	3,239	3,239	661
Real estate - mortgage:
Residential	1,856	2,071	45
Commercial	9,049	9,333	54
Consumer installment	2	2	-
Total	$15,971	$17,179	$963

December 31, 2018
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$207	$413	$-
Real estate - mortgage:
Residential	1,306	1,462	-
Commercial	1,867	2,186	-
Total	$3,380	$4,061	$-

With an allowance recorded:
Commercial and industrial	$2,363	$3,013	$667
Real estate - mortgage:
Residential	664	715	43
Commercial	7,666	7,676	643
Consumer installment	2	2	1
Total	$10,695	$11,406	$1,354

Total:
Commercial and industrial	$2,570	$3,426	$667
Real estate - mortgage:
Residential	1,970	2,177	43
Commercial	9,533	9,862	643
Consumer installment	2	2	1
Total	$14,075	$15,467	$1,354

The tables above include troubled debt restructuring totaling $3.8 million as of March 31, 2019 and $4.4 million as of December 31, 2018.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,198	$30	$5,631	$187
Real estate - construction	1,620	45	283	-
Real estate - mortgage:
Residential	1,913	12	2,892	21
Commercial	9,291	98	6,719	136
Consumer installment	2	-	4	-
Total	$15,024	$185	$15,529	$344

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
March 31, 2019	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$80,203	$3,204	$2,349	$-	$85,756
Real estate - construction	53,458	1,322	3,239	-	58,019
Real estate - mortgage:
Residential	335,486	547	4,450	-	340,483
Commercial	489,289	6,744	8,256	-	504,289
Consumer installment	15,927	-	10	-	15,937
Total	$974,363	$11,817	$18,304	$-	$1,004,484

		Special			Total
December 31, 2018	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$77,002	$4,572	$2,283	$-	$83,857
Real estate - construction	55,397	1,334	-	-	56,731
Real estate - mortgage:
Residential	332,475	553	3,459	-	336,487
Commercial	483,516	6,617	8,114	-	498,247
Consumer installment	16,776	-	11	-	16,787
Total	$965,166	$13,076	$13,867	$-	$992,109

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets are nonaccrual loans including nonaccrual TDRs, loans 90 days or more past due, EMORECO assets, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
March 31, 2019	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$85,157	$279	$73	$247	$599	$85,756
Real estate - construction	54,515	265	3,239	-	3,504	58,019
Real estate - mortgage:
Residential	335,148	2,816	1,094	1,425	5,335	340,483
Commercial	502,895	499	422	473	1,394	504,289
Consumer installment	15,918	17	2	-	19	15,937
Total	$993,633	$3,876	$4,830	$2,145	$10,851	$1,004,484

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2018	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$82,770	$288	$213	$586	$1,087	$83,857
Real estate - construction	56,731	-	-	-	-	56,731
Real estate - mortgage:
Residential	331,379	2,612	1,083	1,413	5,108	336,487
Commercial	496,597	664	-	986	1,650	498,247
Consumer installment	16,768	19	-	-	19	16,787
Total	$984,245	$3,583	$1,296	$2,985	$7,864	$992,109

The following tables present the recorded investment in non-accrual loans and loans past due over 89 days still on accrual by class of loans (in thousands):

March 31, 2019	Nonaccrual	90+ Days Past Due and Accruing

Commercial and industrial	$1,004	$-
Real estate - construction	3,239	-
Real estate - mortgage:
Residential	3,844	-
Commercial	2,379	-
Consumer installment	6	-
Total	$10,472	$-

December 31, 2018	Nonaccrual	90+ Days Past Due and Accruing

Commercial and industrial	$996	$91
Real estate - construction	-	-
Real estate - mortgage:
Residential	2,731	754
Commercial	2,864	100
Consumer installment	4	-
Total	$6,595	$945

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $91,000 for the three months ended March 31, 2019 and $456,000 for the year ended December 31, 2018.

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

The Company’s methodology for determining the ALLL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Company’s ALLL. Management also performs impairment analyses on TDRs, which may result in specific reserves.

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

The following tables summarize the primary segments of the loan portfolio and the activity within those segments (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2018	$969	$100	$1,581	$4,651	$127	$7,428
Charge-offs	(347)	-	(91)	(32)	(47)	(517)
Recoveries	16	23	14	1	1	55
Provision	(52)	625	119	(459)	7	240
ALLL balance at March 31, 2019	$586	$748	$1,623	$4,161	$88	$7,206

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2017	$999	$313	$1,760	$4,036	$82	$7,190
Charge-offs	(9)	-	-	-	(4)	(13)
Recoveries	109	17	20	-	18	164
Provision	157	(238)	2	287	2	210
ALLL balance at March 31, 2018	$1,256	$92	$1,782	$4,323	$98	$7,551

The provision fluctuations during the three-month period ended March 31, 2019 allocated to:

●	commercial and industrial loans are due to the charge-off of a large relationship of $336,000 from a previous reserve of $358,000.
●	real estate construction loans are due to the addition of a large loan requiring a reserve of $661,000.
●	commercial real estate loans are due to the payoff of one relationship that had a previous reserve balance of $435,000.

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	March 31, 2018
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	2	-	2	$6,977	$6,977
Residential real estate	2	-	2	63	63

There were no troubled debt restructurings during the three months ended March 31, 2019.

There were no subsequent defaults of troubled debt restructurings for the three months ended March 31, 2019 and March 31, 2018.

NOTE 9 – LEASES

Lease Commitments

The Company utilizes leases for seven of its branch locations. As of March 31, 2019, net assets recorded under leases amounted to $4.8 million and have remaining lease terms of 1 year to 18 years. As of March 31, 2019, finance lease assets included in premises and equipment, net totaled $2.7 million and operating lease assets included in accrued interest receivable and other assets on the Consolidated Balance Sheet totaled $2.1 million. The Company did not acquire any property under leases during the three months ended March 31, 2019. As of March 31, 2019, finance lease obligations included in other borrowings totaled $2.7 million and operating lease obligations included in accrued interest payable and other liabilities on the Consolidated Balance Sheet totaled $2.1 million.

Lease costs incurred for the three-month period ended March 31, 2019 are as follows:

Lease Costs:
Finance lease cost:
Amortization of right-of-use asset	$69
Interest Expense	39
Other	2
Operating lease cost	83
Total lease cost	$193

The following table displays the weighed-average term and discount rates for both operating and finance leases outstanding as of March 31, 2019:

	Operating	Finance
Weighted-average term (years)	5.4	11.3
Weighted-average discount rate	3.2%	3.3%

The following table displays the undiscounted cash flows due related to operating and finance leases as of March 31, 2019, along with a reconciliation to the discounted amount recorded on the March 31, 2019 balance sheet:

	Operating	Finance
Undiscounted cash flows due within:
2019	$226	$248
2020	294	343
2021	278	356
2022	279	363
2023	279	363
2024 and thereafter	1,466	1,664
Total undiscoutned cash flows	2,822	3,337

Impact of present value discount	(771)	(635)

Amount reported on balance sheet	$2,051	$2,702

As of March 31, 2019, the Company had no additional purchase obligations for leases executed but not yet recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

The information contained or incorporated by reference in this report on Form 10-Q contains forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure. All forward-looking statements included in this report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2019 quarter at $1.28 billion, an increase of $32.5 million from December 31, 2018. For the same time period, cash and cash equivalents increased $13.1 million, or 12.1%, while net loans increased $12.6 million, or 1.3%. Total liabilities increased $29.1 million or 2.6%, while stockholders’ equity increased $3.4 million, or 2.7%.

Cash and cash equivalents. Cash and cash equivalents increased $13.1 million, or 12.1%, to $121.0 million at March 31, 2019 from $107.9 million at December 31, 2018. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on March 31, 2019 totaled $98.1 million, a decrease of $208,000, or 0.2%, from $98.3 million at December 31, 2018. During this period the Company recorded repayments, calls, and maturities of $3.8 million. Securities purchased were $2.7 million and there were no securities sold during this period. The Company recorded $58,000 in gains on equity securities as of March 31, 2019 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. This gain is the result of remeasurements of fair value of the equity securities held during this three-month period.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. The portfolio is well disbursed, geographically, with the four branches in the central Ohio market comprising 23% of the Company’s total loans. Since December 31, 2017, however, 70.5% of all loan growth has come from the central Ohio footprint. Net loans receivable increased $12.6 million, or 1.3%, to $997.3 million as of March 31, 2019 from $984.7 million at December 31, 2018 due to loan growth targeted in the range of mid to high single digits. Included in the total increase for loans receivable were increases in the commercial real estate, residential, commercial and industrial, and real estate-construction portfolios of $6.0 million, or 1.2%, $4.0 million, or 1.2%, $1.9 million, or 2.3%, and $1.3 million, or 2.3%, respectively. Also included in the total increase to loans receivable was a decrease in the consumer installment portfolio of $850,000, or 5.1%.

The Company’s Mortgage Banking operation generates loans for sale to FHLMC. Loans held for sale on March 31, 2019 totaled $1.2 million, an increase of $633,000, or 106.0%, from December 31, 2018. This increase is the result of more saleable loans being funded at quarter end.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2019 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 375.7% of total risk-based capital. Construction, land and land development loans represent 48% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses decreased $222,000, or 3.0%, to $7.2 million at March 31, 2019 from $7.4 million at December 31, 2018. For the three months ended March 31, 2019, net loan charge-offs totaled $462,000, or 0.19% of average loans, compared to net recoveries of $151,000, or 0.06%, for the same period in 2018. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $240,000 in the three-month period ended March 31, 2019. During the three months ended March 31, 2019, one central Ohio loan of $3.2 million negatively affected nonperforming loans.  The reserve for this credit is $661,000. The issue is isolated to this particular borrower and it is not indicative of a trend in the market, portfolio, or an issue in underwriting. Offsetting this amount is a reserve reduction of $358,000 due to a charge off of $336,000, as well as reserve reduction of $435,000 from the payoff of one commercial real estate relationship.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2019. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days or more past due, other real estate, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases.

	Asset Quality History

(Dollar amounts in thousands)	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018

Nonperforming loans	$10,472	$7,540	$7,288	$8,372	$8,747
Other real estate owned	126	270	257	181	212

Nonperforming assets	$10,598	$7,810	$7,545	$8,553	$8,959

Allowance for loan and lease losses	7,206	7,428	7,494	7,502	7,551

Ratios
Nonperforming loans to total loans	1.04%	0.76%	0.75%	0.89%	0.94%
Nonperforming assets to total assets	0.83%	0.63%	0.63%	0.73%	0.81%
Allowance for loan and lease losses to total loans	0.72%	0.75%	0.77%	0.79%	0.81%
Allowance for loan and lease losses to nonperforming loans	68.81%	98.51%	102.83%	89.61%	86.33%

Nonperforming loans exclude troubled debt restructurings (TDRs) that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 38 TDRs accruing interest with a balance of $3.8 million as of March 31, 2019. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.5 million as of March 31, 2019, an increase of $3.9 million from $5.6 million at December 31, 2018.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2019, 90.4% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio decreased from 0.75% as of December 31, 2018 to 0.72% as of March 31, 2019.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.04 billion or 90.9% of the Company’s total funding sources at March 31, 2019. Total deposits increased $24.2 million, or 2.4%, at March 31, 2019 from $1.02 billion at December 31, 2018. The total increase in deposits is net of increases in time and interest-bearing demand deposits of $74.4 million, or 24.7%, and $15.1 million, or 16.4%, respectively, and decreases in savings, money market, and noninterest-bearing demand deposits of $38.3 million, or 17.2%, $18.0 million, or 9.2%, and $9.1 million, or 4.5%, respectively, at March 31, 2019.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased $602,000, or 0.7%, to $91.0 million as of March 31, 2019. Other borrowings increased $2.7 million, or 30.8%, to $11.5 million as of March 31, 2019 from $8.8 million as of December 31, 2018. This increase is due to the adoption of ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019, which resulted in the recording of financial lease liabilities in the amount of $2.7 million (see Note 9).

Stockholders’ equity. Stockholders’ equity increased $3.4 million, or 2.7%, to $131.7 million at March 31, 2019 from $128.3 million at December 31, 2018. This growth was the result of increases in retained earnings, AOCI, and common stock, $2.1 million, $795,000, and $512,000, respectively. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change is AOCI is due to fair value adjustments of available-for-sale securities, and the change in common stock is due to regular stock grants and dividend reinvestment and purchase plan distributions.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2019, was $3.0 million, a $406,000, or 15.6%, increase from the amount earned during the same period in 2018. Diluted earnings per share for the quarter increased to $0.92, compared to $0.80 from the same period in 2018.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.01% and 9.36%, respectively, compared with 0.94% and 8.73% for the same period in 2018.

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

Net interest income for the three months ended March 31, 2019 totaled $10.3 million, an increase of 3.5% from that reported in the comparable period of 2018. The net interest margin was 3.70% for the first quarter of 2019, down from the 3.82% reported for the same quarter of 2018. Beta is used to measure the impact of FOMC interest rate changes to the income statement. Although deposit betas outpaced those of assets during the three months ended March 31, 2019, the net interest margin continues to compare favorably against peer banks.

Interest and dividend income. Interest and dividend income increased $1.6 million, or 13.1%, for the three months ended March 31, 2019, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $1.5 million.

Interest and fees earned on loans receivable increased $1.5 million, or 13.2%, for the three months ended March 31, 2019, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $70.0 million, accompanied by a 25 basis point increase in the average yield to 5.07%.

Net interest earned on securities increased by $50,000 for the three months ended March 31, 2019 when compared to the same period in the prior year. The average balance of investment securities increased $3.8 million, or 4.1%, while the 3.80% yield on the investment portfolio increased by 19 basis points, from 3.61%, for the same period in the prior year.

Interest expense. Interest expense increased $1.2 million, or 59.7%, for the three months ended March 31, 2019, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit and money market deposits of $68.3 million, or 27.1%, and $43.9 million, or 29.2%, respectively. This increase was accompanied by increases in costs of 92, 77, 76, 50, and 34 basis points for the average balances of short-term borrowings, other borrowings, money market deposits, certificates of deposit, and savings deposits, respectively. The overall increase in deposits was utilized to pay down short-term borrowings and other borrowings, the average balance of which decreased by $38.0 million, or 51.8%, and $9.9 million, or 42.4%, respectively.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $240,000 was recorded for the quarter ended March 31, 2019, an increase of $30,000, or 14.3%, from the quarter ended March 31, 2018. Nonperforming loans were $10.5 million, or 1.04%, of total loans at March 31, 2019 compared with $8.8 million, or 0.94%, at March 31, 2018. For the three months ended March 31, 2019, net loan charge-offs totaled $462,000, or 0.19% of average loans, compared to net recoveries of $151,000, or 0.06%, for the first quarter of 2018.

Noninterest income. Noninterest income increased $324,000, or 41.2%, for the three months ended March 31, 2019 over the comparable 2018 period. This increase was the result of an increase in other income of $203,000, or 102.0%, which is due to increases in revenue from investment services and a reclassification of recoveries on student loans to income.

Noninterest expense. Noninterest expense of $7.5 million for the first quarter 2019 was 2.1%, or $155,000, higher than the first quarter of 2018. Salaries and employee benefits and Ohio state franchise tax increased $145,000, or 3.6%, and $144,000, or 125.2%, respectively. These increases were offset by decreases in other expense and advertising expense of $71,000, or 7.5%, and $25,000, or 11.0%, respectively. The salary increase is mostly due to annual pay adjustments and an increase in employees. The increase in Ohio state franchise tax is due to timing of the related accrued liability.

Provision for income taxes. The Company recognized $611,000 in income tax expense, which reflected an effective tax rate of 16.9% for the three months ended March 31, 2019, as compared to $528,000 with an effective tax rate of 16.9% for the comparable 2018 period.

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

	For the Three Months Ended March 31,
	2019			2018

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,000,343	$12,510	5.07%	$930,325	$11,054	4.82%
Investment securities (3)	97,484	744	3.80%	93,689	694	3.61%
Interest-earning deposits with other banks (4)	45,283	252	2.26%	42,199	192	1.85%
Total interest-earning assets	1,143,110	13,506	4.85%	1,066,213	11,940	4.57%
Noninterest-earning assets	60,576			53,516
Total assets	$1,203,686			$1,119,729
Interest-bearing liabilities:
Interest-bearing demand deposits	$96,402	$72	0.30%	$88,200	$59	0.28%
Money market deposits	194,236	755	1.58%	150,321	304	0.82%
Savings deposits	207,848	417	0.81%	215,556	251	0.47%
Certificates of deposit	320,243	1,701	2.15%	251,902	1,026	1.65%
Short-term borrowings	35,390	213	2.44%	73,403	276	1.52%
Other borrowings	13,447	96	2.90%	23,326	122	2.12%
Total interest-bearing liabilities	867,566	3,254	1.52%	802,708	2,038	1.03%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	198,286			191,960
Other liabilities	7,384			4,060
Stockholders' equity	130,450			121,001
Total liabilities and stockholders' equity	$1,203,686			$1,119,729
Net interest income		$10,252			$9,902
Interest rate spread (1)			3.33%			3.54%
Net interest margin (2)			3.70%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.76%			132.83%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $170 and $140 for the three months ended March 31, 2019 and 2018, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2019 and 2018, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2019 versus 2018

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$832	$624	$1,456
Investment securities	34	16	50
Interest-earning deposits with other banks	14	46	60
Total interest-earning assets	880	686	1,566

Interest-bearing liabilities:
Interest-bearing demand deposits	6	7	13
Money market deposits	89	362	451
Savings deposits	(9)	175	166
Certificates of deposit	278	397	675
Short-term borrowings	(143)	80	(63)
Other borrowings	(52)	26	(26)
Total interest-bearing liabilities	169	1,047	1,216

Net interest income	$711	$(361)	$350

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. The Company expects to introduce a new line of retail deposit products during the second quarter of 2019. These products were created to more closely align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, and the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the three months ended March 31, 2019, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available for sale, impaired loans and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank and thrift holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. In order to avoid limitations on capital distributions, including dividend payments, Middlefield Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The implementation of the capital ratio buffer began January 1, 2016 at the 0.625% level and has been fully phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). Within the tabular presentation that follows is the adequately capitalized ratio plus capital conservation buffer that includes the fully phased-in 2.50% buffer.

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at March 31, 2019. The following table indicates the capital ratios for Middlefield Bank and Company at March 31, 2019 and December 31, 2018.

	As of March 31, 2019
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.65%	11.08%	11.08%	11.79%
Middlefield Banc Corp.	10.26%	11.87%	11.09%	12.57%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.60%	11.09%	11.09%	11.83%
Middlefield Banc Corp.	10.55%	10.35%	9.65%	11.00%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

Portfolio equity simulation - Portfolio equity is the net present value of the Company’s existing assets and liabilities. The Company uses an Economic Value of Equity (“EVE”) analysis which shows the estimated changes in portfolio equity taking certain long-term shock rates into consideration. Given a 200 basis point immediate and permanent increase in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity. Given a 200 basis point immediate and permanent decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 10% of stockholders’ equity.

The following table presents the simulated impact of a 200 basis point upward or 200 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2019 and December 31, 2018 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2019 and December 31, 2018 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2019 and December 31, 2018 for portfolio equity:

	March 31, 2019		December 31, 2018
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	0.17%	16.10%	(0.12)%	12.40%
-200bp	(3.62)%	(47.80)%	(3.33)%	(40.90)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2019, have remained unchanged from December 31, 2018.

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

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal control or in other factors that could significantly affect the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1a. There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other information

None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2019

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	[reserved]

10.13*	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1*	[reserved]

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.27*	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.28*	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on August 7, 2018

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	filed herewith

10.31**	Executive Deferred Compensation Agreement with John D. Lane	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	XBRL Instance	furnished herewith

101.SCH***	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation	furnished herewith

* management contract or compensatory plan or arrangement

** management contracts or compensatory plan or arrangement, a schedule has been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: May 7, 2019	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: May 7, 2019	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer