Form 10-Q
period 2019-06-30
MIDDLEFIELD BANC CORP
filed 2019-08-06
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

Outstanding at August 6, 2019: 3,242,842

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Cash and due from banks	$133,372	$107,933
Federal funds sold	2,010	-
Cash and cash equivalents	135,382	107,933
Equity securities, at fair value	660	616
Investment securities available for sale, at fair value	98,809	98,322
Loans held for sale	431	597
Loans	998,232	992,109
Less allowance for loan and lease losses	7,304	7,428
Net loans	990,928	984,681
Premises and equipment, net	16,788	13,003
Goodwill	15,071	15,071
Core deposit intangibles	2,227	2,397
Bank-owned life insurance	16,294	16,080
Accrued interest receivable and other assets	11,832	9,698

TOTAL ASSETS	$1,288,422	$1,248,398

LIABILITIES
Deposits:
Noninterest-bearing demand	$198,817	$203,410
Interest-bearing demand	94,266	92,104
Money market	152,885	196,685
Savings	194,505	222,954
Time	411,034	300,914
Total deposits	1,051,507	1,016,067
Short-term borrowings:
Federal funds purchased	-	398
Federal Home Loan Bank advances	85,000	90,000
Total short-term borrowings	85,000	90,398
Other borrowings	12,449	8,803
Accrued interest payable and other liabilities	5,206	4,840
TOTAL LIABILITIES	1,154,162	1,120,108

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,646,497 and 3,630,497 shares issued; 3,242,585 and 3,244,332 shares outstanding	86,590	85,925
Retained earnings	60,517	56,037
Accumulated other comprehensive income (loss)	1,377	(154)
Treasury stock, at cost; 403,912 and 386,165 shares	(14,224)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	134,260	128,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,288,422	$1,248,398

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,706	$11,197	$25,194	$22,251
Interest-earning deposits in other institutions	169	115	356	234
Federal funds sold	25	7	32	21
Investment securities:
Taxable interest	214	170	393	339
Tax-exempt interest	553	550	1,118	1,075
Dividends on stock	53	53	111	112
Total interest and dividend income	13,720	12,092	27,204	24,032

INTEREST EXPENSE
Deposits	3,277	1,979	6,222	3,619
Short-term borrowings	79	192	292	468
Other borrowings	95	118	191	240
Total interest expense	3,451	2,289	6,705	4,327

NET INTEREST INCOME	10,269	9,803	20,499	19,705

Provision for loan losses	110	210	350	420

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,159	9,593	20,149	19,285

NONINTEREST INCOME
Service charges on deposit accounts	530	472	1,038	925
Investment securities gains on sale, net	190	-	190	-
(Loss) gain on equity securities	(14)	13	44	31
Earnings on bank-owned life insurance	109	98	214	210
Gain on sale of loans	98	154	157	158
Other income	386	311	788	510
Total noninterest income	1,299	1,048	2,431	1,834

NONINTEREST EXPENSE
Salaries and employee benefits	4,078	3,866	8,202	7,845
Occupancy expense	496	472	1,049	1,008
Equipment expense	291	201	526	434
Data processing costs	549	402	1,014	879
Ohio state franchise tax	261	244	520	359
Federal deposit insurance expense	100	150	230	300
Professional fees	403	327	834	772
Advertising expense	200	230	403	458
Software amortization expense	152	155	297	305
Core deposit intangible amortization	85	87	170	178
Other expense	867	929	1,737	1,870
Total noninterest expense	7,482	7,063	14,982	14,408

Income before income taxes	3,976	3,578	7,598	6,711
Income taxes	686	481	1,297	1,009

NET INCOME	$3,290	$3,097	$6,301	$5,702

EARNINGS PER SHARE
Basic	$1.01	$0.96	$1.94	$1.77
Diluted	$1.01	$0.96	$1.93	$1.76

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$3,290	$3,097	$6,301	$5,702

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale investment securities	1,122	(73)	2,128	(1,985)
Tax effect	(236)	15	(447)	417

Reclassification adjustment for investment securities gains included in net income	(190)	-	(190)	-
Tax effect	40	-	40	-

Total other comprehensive income (loss)	736	(58)	1,531	(1,568)

Comprehensive income	$4,026	$3,039	$7,832	$4,134

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, March 31, 2019	3,642,535	$86,437	$58,139	$641	$(13,518)	$131,699

Net income			3,290			3,290
Other comprehensive income				736		736
Dividend reinvestment and purchase plan	3,762	149				149
Stock options exercised	200	4				4
Treasury shares acquired (17,747)					(706)	(706)
Cash dividends ($0.28 per share)			(912)			(912)

Balance, June 30, 2019	3,646,497	$86,590	$60,517	$1,377	$(14,224)	$134,260

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, March 31, 2018	3,609,149	$85,116	$48,927	$(373)	$(13,518)	$120,152

Net income			3,097			3,097
Other comprehensive loss				(58)		(58)
Dividend reinvestment and purchase plan	2,624	141				141
Stock options exercised	4500	104				104
Stock-based compensation, net	3,570	183				183
Cash dividends ($0.28 per share)			(903)			(903)

Balance, June 30, 2018	3,619,843	$85,544	$51,121	$(431)	$(13,518)	$122,716

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2018	3,630,497	$85,925	$56,037	$(154)	$(13,518)	$128,290

Net income			6,301			6,301
Other comprehensive income				1,531		1,531
Dividend reinvestment and purchase plan	8,284	345				345
Stock options exercised	200	4				4
Stock-based compensation, net	7,516	316				316
Treasury shares acquired (17,747)					(706)	(706)
Cash dividends ($0.56 per share)			(1,821)			(1,821)

Balance, June 30, 2019	3,646,497	$86,590	$60,517	$1,377	$(14,224)	$134,260

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2017	3,603,881	$84,859	$47,431	$1,091	$(13,518)	$119,863

Change in accounting principle for adoption of ASU 2016-01			141	(141)		-
Change in accounting principle for adoption of ASU 2018-02			(187)	187		-
Net income			5,702			5,702
Other comprehensive loss				(1,568)		(1,568)
Dividend reinvestment and purchase plan	5,902	301				301
Stock options exercised	4,500	104				104
Stock-based compensation, net	5,560	280				280
Cash dividends ($0.61 per share)			(1,966)			(1,966)

Balance, June 30, 2018	3,619,843	$85,544	$51,121	$(431)	$(13,518)	$122,716

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$6,301	$5,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	420
Investment securities gains on sale, net	(190)	-
Gain on equity securities	(44)	(31)
Depreciation and amortization of premises and equipment, net	524	457
Software amortization expense	297	305
Financing lease amortization expense	173	-
Amortization of premium and
discount on investment securities, net	176	208
Accretion of deferred loan fees, net	(429)	(564)
Amortization of core deposit intangibles	170	178
Stock-based compensation expense	186	280
Origination of loans held for sale	(6,781)	(6,694)
Proceeds from sale of loans	7,104	6,146
Gain on sale of loans	(157)	(121)
Earnings on bank-owned life insurance	(214)	(210)
Deferred income tax	183	132
Net gain on other real estate owned	(106)	5
Decrease (increase) in accrued interest receivable	66	(7)
Increase in accrued interest payable	292	83
Other, net	(2,991)	(1,268)
Net cash provided by operating activities	4,910	5,021

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	6,851	2,304
Proceeds from sale of securities	11,807	-
Purchases	(17,193)	(9,862)
Increase in loans, net	(6,206)	(20,005)
Proceeds from the sale of other real estate owned	325	26
Purchase of premises and equipment	(681)	(1,582)
Purchase of restricted stock	(29)	(90)
Net cash used in investing activities	(5,126)	(29,209)

FINANCING ACTIVITIES
Net increase in deposits	35,440	54,052
Increase (decrease) in short-term borrowings, net	(5,398)	13,126
Repayment of other borrowings	(155)	(10,069)
Restricted stock cash portion	(44)	-
Stock options exercised	4	104
Proceeds from dividend reinvestment and purchase plan	345	301
Repurchase of treasury shares	(706)	-
Cash dividends	(1,821)	(1,966)
Net cash provided by financing activities	27,665	55,548

Increase in cash and cash equivalents	27,449	31,360

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,933	39,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,382	$71,246

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended
	June 30,
	2019	2018
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,413	$4,238
Income taxes	1,330	1,075

Noncash operating transactions:
Operating lease assets added to other, net	$(1,071)	$-
Operating lease liabilities added to other, net	1,071	-
Noncash investing transactions:
Transfers from loans to other real estate owned	$38	$-
Transfer of equity securities from investment securities available for sale, at fair value	-	(625)
Finance lease assets added to premises and equipment	(3,801)	-
Noncash financing transactions:
Finance lease liabilities added to borrowed funds	$3,801	$-

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Middlefield Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiary, Middlefield Investments, Inc. (MII), established March 13, 2019. All significant inter-company items have been eliminated.

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

Recently Adopted Accounting Pronouncements –

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. On January 1, 2019, the Company adopted ASU 2016-02 which resulted in the recording of finance lease assets and liabilities of $3.8 million and operating lease assets and liabilities of $1.1 million on the Consolidated Balance Sheet. See Note 9 to the financial statements.

Recently Issued Accounting Pronouncements –

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The CECL model has been completed and runs concurrently with the existing incurred loss model each month.  Management continues monitoring model output, with final assumption changes expected to be made in the third quarter.

Reclassification of Comparative Amounts –

Certain comparative amounts from prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

In accordance with ASC Topic 606, management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 92.2% of the total revenue of the Company.

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

Gains (losses) on sale of other real estate owned(“OREO”) – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred and the payment terms, that the contract has a true commercial substance and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest Income	2019	2018	2019	2018
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$190	$197	$438	$390
ATM banking fees	241	214	435	415
Service charges and other fees	99	61	165	120
Investment securities gains on sale, net (a)	190	-	190	-
(Loss) gain on equity securities (a)	(14)	13	44	31
Earnings on bank-owned life insurance (a)	109	98	214	210
Gain on sale of loans (a)	98	154	157	158
Other income	386	311	788	510
Total noninterest income	$1,299	$1,048	$2,431	$1,834

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no unvested stock options outstanding as of June 30, 2019 and 2018.

Stock option activity during the six months ended June 30, 2019 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2019	7,450	$17.55
Exercised	(200)	17.55

Outstanding, June 30, 2019	7,250	$17.55

Exercisable, June 30, 2019	7,250	$17.55

The following table presents the activity during the six months ended June 30, 2019 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2019	21,072	$41.96
Granted	14,565	41.90
Vested	(4,970)	32.40
Nonvested at June 30, 2019	30,667	$43.48

Expected to vest at June 30, 2019	750	$46.03

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $0 and $91,000 was recognized for the three-month periods ended June 30, 2019 and 2018, respectively. Share-based compensation expense of $90,000 and $136,000 was recognized for the six-month periods ended June 30, 2019 and 2018, respectively. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $236,000 and $261,000 at June 30, 2019 and 2018, respectively.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of June 30, 2019 totals $517,000, of which $123,000 is estimated for the rest of 2019, $201,000 for 2020, $168,000 for 2021, and $25,000 for 2022.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Weighted-average common shares issued	3,643,271	3,611,891	3,639,310	3,609,174

Average treasury stock shares	(392,017)	(386,165)	(389,107)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,251,254	3,225,726	3,250,203	3,223,009

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	6,219	14,603	6,322	15,227

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,257,473	3,240,329	3,256,525	3,238,236

Options to purchase 7,250 shares of common stock at $17.55 per share, were outstanding during the three and six months ended June 30, 2019. Also outstanding were 30,667 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

Options to purchase 13,750 shares of common stock, at prices ranging from $17.55 to $23.00, were outstanding during the three and six months ended June 30, 2018. Also outstanding were 20,425 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. When treasury shares are sold or reissued subsequently, the amount received is recognized as an increase in equity and the resulting surplus or deficit on the transaction is presented within the share premium. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of June 30, 2019, the Company held 403,912 of the Company’s shares, which is an increase of 17,747 from the 386,165 shares held as of December 31, 2018.

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

		June 30, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$1,995	$-	$1,995
Subordinated debt	-	4,086	-	4,086
Obligations of states and political subdivisions	-	72,911	-	72,911
Mortgage-backed securities in government-sponsored entities	-	19,817	-	19,817
Total debt securities	-	98,809	-	98,809
Equity securities in financial institutions	660	-	-	660
Total	$660	$98,809	$-	$99,469

		December 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$7,471	$-	$7,471
Obligations of states and political subdivisions	-	73,093	-	73,093
Mortgage-backed securities in government-sponsored entities	-	17,758	-	17,758
Total debt securities	-	98,322	-	98,322
Equity securities in financial institutions	616	-	-	616
Total	$616	$98,322	$-	$98,938

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

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value subsequent to the initial measurement. No such devaluation occurred in the three months ended June 30, 2019.

		June 30, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$5,025	$5,025

		December 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,075	$1,075

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $1.8 million and $492,000 as of June 30, 2019 and December 31, 2018, respectively.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2019
Impaired loans	$5,025	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	56.6%	(0.9%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$1,075	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	100.0%	(40.6%)

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2019
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$135,382	$135,382	$-	$-	$135,382
Loans held for sale	431	-	431	-	431
Net loans	990,928	-	-	987,542	987,542
Bank-owned life insurance	16,294	16,294	-	-	16,294
Federal Home Loan Bank stock	3,708	3,708	-	-	3,708
Accrued interest receivable	3,567	3,567	-	-	3,567

Financial liabilities:
Deposits	$1,051,507	$640,473	$-	$412,944	$1,053,417
Short-term borrowings	85,000	85,000	-	-	85,000
Other borrowings	12,449	-	-	12,490	12,490
Accrued interest payable	1,036	1,036	-	-	1,036

	December 31, 2018
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$107,933	$107,933	$-	$-	$107,933
Loans held for sale	597	-	597	-	597
Net loans	984,681	-	-	973,124	973,124
Bank-owned life insurance	16,080	16,080	-	-	16,080
Federal Home Loan Bank stock	3,679	3,679	-	-	3,679
Accrued interest receivable	3,633	3,633	-	-	3,633

Financial liabilities:
Deposits	$1,016,067	$715,153	$-	$298,891	$1,014,044
Short-term borrowings	90,398	90,398	-	-	90,398
Other borrowings	8,803	-	-	8,827	8,827
Accrued interest payable	744	744	-	-	744

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instrument.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component net of tax for the three and six months ended June 30, 2019 and 2018, respectively:

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of March 31, 2019	$641
Other comprehensive income	886
Amount reclassified from accumulated other comprehensive income	(150)
Balance at June 30, 2019	$1,377

Balance as of December 31, 2018	$(154)
Other comprehensive income	1,681
Amount reclassified from accumulated other comprehensive income	(150)
Balance at June 30, 2019	$1,377

(Dollars in thousands)	Unrealized gains on available-for-sale securities (a)
Balance as of March 31, 2018	$(373)
Other comprehensive loss before reclassification	(58)
Balance at June 30, 2018	$(431)

Balance as of December 31, 2017	$1,091
Other comprehensive loss before reclassification	(1,568)
Change in accounting principle, ASC 2016-01 (b)	(141)
Change in accounting principle, ASC 2018-02 (b)	187
Period change	(1,522)
Balance at June 30, 2018	$(431)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

(b)

Reclassifications are the result of the adoption of ASUs 2016-01 and 2018-02 effective for the Company beginning January 1, 2018. The reclassifications are presented within the Consolidated Statement of Changes in Stockholders’ Equity for the affected transitional periods.

The following tables present significant amounts reclassified from or to each component of AOCI:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where
(Dollars in thousands)	For the Three and Six Months Ended		Net Income is
Details about other comprehensive income	June 30, 2019	June 30, 2018	Presented
Unrealized gains on available-for-sale securities (a)	$190	$-	Investment securities gains on sale, net
	(40)	-	Income taxes
	$150	$-

(a)	For unrealized gains on available-for-sale securities, amounts in parentheses indicate expenses and other amounts indicate income.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$2,000	$-	$(5)	$1,995
Subordinated debt	4,000	86	-	4,086
Obligations of states and political subdivisions:
Taxable	501	7	-	508
Tax-exempt	70,818	1,585	-	72,403
Mortgage-backed securities in government-sponsored entities	19,746	223	(152)	19,817
Total	$97,065	$1,901	$(157)	$98,809

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$7,442	$90	$(61)	$7,471
Obligations of states and political subdivisions:
Taxable	502	10	-	512
Tax-exempt	72,387	667	(473)	72,581
Mortgage-backed securities in government-sponsored entities	18,185	88	(515)	17,758
Total	$98,516	$855	$(1,049)	$98,322

The Company recognized net (loss) gains on equity investments of ($14,000) and $44,000, respectively, for the three and six months ended June 30, 2019. The Company recognized net gains on equity investments of $13,000 and $31,000, respectively, for the three and six months ended June 30, 2018. No net gains on sold equity securities were realized during this period.

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$5,094	$5,122
Due after one year through five years	1,790	1,820
Due after five years through ten years	13,446	13,658
Due after ten years	76,735	78,209
Total	$97,065	$98,809

Proceeds from the sales of investment securities and the gross realized gains and losses are as follows:

(Dollar amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$11,807	$-	$11,807	$-
Gross realized gains	223	-	223	-
Gross realized losses	(33)	-	(33)	-

Investment securities with an approximate carrying value of $51.1 million and $63.5 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits and for other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$1,995	$(5)	$1,995	$(5)
Mortgage-backed securities in government-sponsored entities	-	-	10,945	(152)	10,945	(152)
Total	$-	$-	$12,940	$(157)	$12,940	$(157)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$4,105	$(61)	$4,105	$(61)
Obligations of states and political subdivisions:
Tax-exempt	20,451	(286)	11,053	(187)	31,504	(473)
Mortgage-backed securities in government-sponsored entities	2,068	(9)	12,257	(506)	14,325	(515)
Total	$22,519	$(295)	$27,415	$(754)	$49,934	$(1,049)

There were 16 securities considered temporarily impaired at June 30, 2019.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 96% of the total available-for-sale portfolio as of June 30, 2019 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2019 and 2018, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2019 or December 31, 2018 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2019	2018

Commercial and industrial	$85,520	$83,857
Real estate - construction	54,619	56,731
Real estate - mortgage:
Residential	345,830	336,487
Commercial	496,300	498,247
Consumer installment	15,963	16,787
	998,232	992,109
Less: Allowance for loan and lease losses	(7,304)	(7,428)

Net loans	$990,928	$984,681

The amounts above include deferred loan origination costs of $1.4 million and $1.6 million at June 30, 2019 and December 31, 2018.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate - Mortgage
June 30, 2019	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$2,115	$-	$1,783	$11,426	$2	$15,326
Collectively evaluated for impairment	83,405	54,619	344,047	484,874	15,961	982,906
Total loans	$85,520	$54,619	$345,830	$496,300	$15,963	$998,232

			Real Estate - Mortgage
December 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$2,570	$-	$1,970	$9,533	$2	$14,075
Collectively evaluated for impairment	81,287	56,731	334,517	488,714	16,785	978,034
Total loans	$83,857	$56,731	$336,487	$498,247	$16,787	$992,109

			Real Estate - Mortgage
June 30, 2019	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$140	$-	$51	$672	$-	$863
Collectively evaluated for impairment	399	90	1,630	4,203	119	6,441
Total ending allowance balance	$539	$90	$1,681	$4,875	$119	$7,304

			Real Estate - Mortgage
December 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$667	$-	$43	$643	$1	$1,354
Collectively evaluated for impairment	302	100	1,538	4,008	126	6,074
Total ending allowance balance	$969	$100	$1,581	$4,651	$127	$7,428

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial Real Estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the Residential and CRE portfolios were offset by decreases in the allowance for the C&I, Real Estate Construction, and Consumer Installment portfolios.

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2019
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,012	$1,523	$-
Real estate - mortgage:
Residential	1,360	1,481	-
Commercial	3,245	3,333	-
Consumer installment	2	2	-
Total	$5,619	$6,339	$-

With an allowance recorded:
Commercial and industrial	$1,103	$1,322	$140
Real estate - mortgage:
Residential	423	521	51
Commercial	8,181	8,191	672
Total	$9,707	$10,034	$863

Total:
Commercial and industrial	$2,115	$2,845	$140
Real estate - mortgage:
Residential	1,783	2,002	51
Commercial	11,426	11,524	672
Consumer installment	2	2	-
Total	$15,326	$16,373	$863

December 31, 2018
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$207	$413	$-
Real estate - mortgage:
Residential	1,306	1,462	-
Commercial	1,867	2,186	-
Total	$3,380	$4,061	$-

With an allowance recorded:
Commercial and industrial	$2,363	$3,013	$667
Real estate - mortgage:
Residential	664	715	43
Commercial	7,666	7,676	643
Consumer installment	2	2	1
Total	$10,695	$11,406	$1,354

Total:
Commercial and industrial	$2,570	$3,426	$667
Real estate - mortgage:
Residential	1,970	2,177	43
Commercial	9,533	9,862	643
Consumer installment	2	2	1
Total	$14,075	$15,467	$1,354

The tables above include troubled debt restructuring totaling $3.6 million as of June 30, 2019 and $4.4 million as of December 31, 2018.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$1,970	$23	$2,170	$45
Real estate - construction	1,620	-	1,080	-
Real estate - mortgage:
Residential	1,820	15	1,870	27
Commercial	10,238	85	10,003	172
Consumer installment	2	-	2	-
Total	$15,650	$123	$15,125	$244

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$4,277	$23	$3,644	$47
Real estate - construction	142	-	283	-
Real estate - mortgage:
Residential	2,772	13	2,871	27
Commercial	6,464	51	6,583	102
Consumer installment	4	-	4	-
Total	$13,659	$87	$13,385	$176

Management uses a nine-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as Pass rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but have potential weaknesses, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan-rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as payment delinquency, bankruptcy, repossession, or death, occurs to raise awareness of a possible credit event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships with loan balances of $500,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and criticized relationships greater than $150,000.  Detailed reviews, including plans for resolution, are performed on criticized loans on at least a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The primary risk of commercial and industrial loans is related to deterioration in the cash flow of the business that may result in the liquidation of the business assets securing the loan. C&I loans are, by nature, secured by less substantial collateral than real estate-secured loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties along with the slow recovery in the housing market. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
June 30, 2019	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$78,051	$4,846	$2,623	$-	$85,520
Real estate - construction	54,619	-	-	-	54,619
Real estate - mortgage:
Residential	340,320	999	4,511	-	345,830
Commercial	480,275	4,834	11,191	-	496,300
Consumer installment	15,953	-	10	-	15,963
Total	$969,218	$10,679	$18,335	$-	$998,232

		Special			Total
December 31, 2018	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$77,002	$4,572	$2,283	$-	$83,857
Real estate - construction	55,397	1,334	-	-	56,731
Real estate - mortgage:
Residential	332,475	553	3,459	-	336,487
Commercial	483,516	6,617	8,114	-	498,247
Consumer installment	16,776	-	11	-	16,787
Total	$965,166	$13,076	$13,867	$-	$992,109

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets are nonaccrual loans including nonaccrual troubled debt restructurings (“TDR”), loans 90 days or more past due, EMORECO assets, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
June 30, 2019	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$84,803	$298	$58	$361	$717	$85,520
Real estate - construction	54,458	161	-	-	161	54,619
Real estate - mortgage:
Residential	340,884	2,182	446	2,318	4,946	345,830
Commercial	491,843	81	86	4,290	4,457	496,300
Consumer installment	15,941	22	-	-	22	15,963
Total	$987,929	$2,744	$590	$6,969	$10,303	$998,232

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2018	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$82,770	$288	$213	$586	$1,087	$83,857
Real estate - construction	56,731	-	-	-	-	56,731
Real estate - mortgage:
Residential	331,379	2,612	1,083	1,413	5,108	336,487
Commercial	496,597	664	-	986	1,650	498,247
Consumer installment	16,768	19	-	-	19	16,787
Total	$984,245	$3,583	$1,296	$2,985	$7,864	$992,109

The following tables present the recorded investment in non-accrual loans and loans past due over 89 days still on accrual by class of loans (in thousands):

		90+ Days Past
June 30, 2019	Nonaccrual	Due and Accruing

Commercial and industrial	$1,082	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,196	58
Commercial	5,389	-
Consumer installment	4	-
Total	$10,671	$58

		90+ Days Past
December 31, 2018	Nonaccrual	Due and Accruing

Commercial and industrial	$996	$91
Real estate - construction	-	-
Real estate - mortgage:
Residential	2,731	754
Commercial	2,864	100
Consumer installment	4	-
Total	$6,595	$945

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $211,000 for the six months ended June 30, 2019 and $456,000 for the year ended December 31, 2018.

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

The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALLL analysis.  Management tracks the historical net charge-off activity at the call code level. The historical charge-off factor was calculated using the last twelve consecutive historical quarters.

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and nonaccrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL.

The following tables summarize the primary segments of the loan portfolio and the activity within those segments (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2018	$969	$100	$1,581	$4,651	$127	$7,428
Charge-offs	(355)	-	(138)	(32)	(88)	(613)
Recoveries	40	45	46	2	6	139
Provision	(115)	(55)	192	254	74	350
ALLL balance at June 30, 2019	$539	$90	$1,681	$4,875	$119	$7,304

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2017	$999	$313	$1,760	$4,036	$82	$7,190
Charge-offs	(9)	-	(74)	(111)	(135)	(329)
Recoveries	140	17	29	-	35	221
Provision	50	(241)	28	436	147	420
ALLL balance at June 30, 2018	$1,180	$89	$1,743	$4,361	$129	$7,502

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2019	$586	$748	$1,623	$4,161	$88	$7,206
Charge-offs	(9)	-	(48)	-	(41)	(98)
Recoveries	24	23	33	1	5	86
Provision	(62)	(681)	73	713	67	110
ALLL balance at June 30, 2019	$539	$90	$1,681	$4,875	$119	$7,304

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at March 31, 2018	$1,256	$92	$1,782	$4,323	$98	$7,551
Charge-offs	-	-	(74)	(111)	(130)	(315)
Recoveries	29	-	10	-	17	56
Provision	(105)	(3)	25	149	144	210
ALLL balance at June 30, 2018	$1,180	$89	$1,743	$4,361	$129	$7,502

The provision fluctuations during the six-month period ended June 30, 2019 allocated to:

●	commercial and industrial loans are due to the charge-off of a large relationship of $336,000 from a previous reserve of $358,000 in the first quarter.
●	residential portfolio are due to charge-offs and portfolio growth.
●	commercial real estate loans are due to the reclassification of a large construction loan, with a first quarter reserve of $661,000, to commercial real estate.

The provision fluctuations during the three-month period ended June 30, 2019 allocated to:

●	commercial real estate loans are due to the reclassification of a large construction loan, with a first quarter reserve of $661,000, to commercial real estate.

The following tables summarize troubled debt restructurings (in thousands):

For the Three and Six Months Ended
June 30, 2019
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	-	1	1	$85	$140

For the Three Months Ended
June 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$113	$113

For the Six Months Ended
June 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	2	-	2	$160	$160

The following table summarizes TDR modifications within the previous 12 months for which there was a payment default during the six-month period ended June 30, 2018 (in thousands):

	For the Six Months Ended
	June 30, 2018
Troubled Debt Restructurings	Number of	Recorded
subsequently defaulted	Contracts	Investment
Residential real estate	2	$215

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended June 30, 2019 and June 30, 2018, or for the six-month period ended June 30, 2019.

NOTE 9 – LEASE COMMITMENTS

The Company utilizes leases for six of its branch locations. As of June 30, 2019, net assets recorded under leases amounted to $4.6 million and have remaining lease terms of 1 year to 6 years. As of June 30, 2019, finance lease assets included in premises and equipment, net totaled $3.6 million and operating lease assets included in accrued interest receivable and other assets on the Consolidated Balance Sheet totaled $983,000. As of June 30, 2019, finance lease obligations included in other borrowings totaled $3.7 million and operating lease obligations included in accrued interest payable and other liabilities on the Consolidated Balance Sheet totaled $984,000.

On April 17, 2019, the Company purchased a building to relocate the Mantua branch which is and has been at a leased location as of June 30, 2019. The relocation is planned for 2020, and the Company entered into an amended lease agreement with the Mantua lessor which does not exceed 12 months. As such, the lease for the Mantua location is not considered a capitalized lease as of June 30, 2019.

Lease costs incurred are as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Lease Costs:
Finance lease cost:
Amortization of right-of-use asset	$104	$173
Interest Expense	30	69
Other	13	15
Operating lease cost	43	126
Total lease cost	$190	$383

The following table displays the weighted-average term and discount rates for both operating and finance leases outstanding as of June 30, 2019:

	Operating	Finance
Weighted-average term (years)	2.1	4.9
Weighted-average discount rate	2.9%	3.4%

The following table displays the undiscounted cash flows due related to operating and finance leases as of June 30, 2019, along with a reconciliation to the discounted amount recorded on the June 30, 2019 balance sheet:

	Operating	Finance
Undiscounted cash flows due within:
2019	$112	$199
2020	226	411
2021	210	424
2022	211	431
2023	211	431
2024 and thereafter	339	2,792
Total undiscounted cash flows	1,309	4,688

Impact of present value discount	(326)	(1,061)

Amount reported on balance sheet	$983	$3,627

The Company has no other purchase obligations for leases executed but not yet recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) provide further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2019 quarter at $1.29 billion, an increase of $40.0 million from December 31, 2018. For the same time period, cash and cash equivalents increased $27.4 million, or 25.4%, while net loans increased $6.2 million, or 0.6%. Total liabilities increased $34.1 million or 3.0%, while stockholders’ equity increased $6.0 million, or 4.7%.

Cash and cash equivalents. Cash and cash equivalents increased $27.4 million, or 25.4%, to $135.4 million at June 30, 2019 from $107.9 million at December 31, 2018. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on June 30, 2019 totaled $98.8 million, an increase of $487,000, or 0.5%, from $98.3 million at December 31, 2018. During this period the Company recorded repayments, calls, and maturities of $6.9 million. Securities purchased were $17.2 million, and sales of securities were $11.8 million. The Company recorded $190,000 in gains on sales of investment securities and $44,000 in gains on equity securities as of June 30, 2019 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The gain on equity securities is the result of remeasurements of fair value of the equity securities held during this six-month period. Included in the Company’s available-for-sale investment securities as of June 30, 2019 is an investment in the subordinated debt of an Ohio-based community bank in the amount of $4.0 million at an annual interest rate of 6%.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. The portfolio is well disbursed, geographically, with the four branches in the central Ohio market comprising 23.8% of the Company’s total loans. Since December 31, 2017, however, 79.7% of all loan growth has come from the central Ohio footprint. Net loans receivable increased $6.2 million, or 0.6%, to $990.9 million as of June 30, 2019 from $984.7 million at December 31, 2018 due to loan growth targeted in the mid-single digits. Included in the total increase for loans receivable were increases in the residential real estate and commercial and industrial portfolios of $9.3 million, or 2.8%, and $1.7 million, or 2.0%, respectively. This increase is net of decreases in the consumer installment, commercial real estate, and real estate-construction portfolios of $824,000, or 4.9%, $1.9 million, or 0.4%, and $2.1 million, or 3.7%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on June 30, 2019 totaled $431,000, a decrease of $166,000, or 27.8%, from December 31, 2018. This decrease is the result of fewer saleable loans being funded at quarter end.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At June 30, 2019 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 356.0% of total risk-based capital. Construction, land and land development loans represent 44.0% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses decreased $124,000, or 1.7%, to $7.3 million at June 30, 2019 from $7.4 million at December 31, 2018. For the three months ended June 30, 2019, net loan charge-offs totaled $12,000, compared to net charge-offs of $259,000, or 0.11% of average loans, for the same period in 2018. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $110,000 in the three-month period ended June 30, 2019. For the six months ended June 30, 2019, net loan charge-offs totaled $474,000, or 0.10% of average loans, compared to net charge-offs of $108,000, or 0.02%, for the same period in 2018. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $350,000 in the six-month period ended June 30, 2019. During the six months ended June 30, 2019, one central Ohio loan of $3.2 million negatively affected nonperforming loans.  The reserve for this credit is $656,000. The issue is isolated to this particular borrower and it is not indicative of a trend in the market, portfolio, or an issue in underwriting. Offsetting this amount is a reserve reduction of $358,000 due to a charge off of $336,000, as well as a reserve reduction of $435,000 from the payoff of one commercial real estate loan.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2019. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

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

	Asset Quality History
(Dollar amounts in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018

Nonperforming loans	$10,729	$10,472	$7,540	$7,288	$8,372
Other real estate owned	89	126	270	257	181

Nonperforming assets	$10,818	$10,598	$7,810	$7,545	$8,553

Allowance for loan and lease losses	7,304	7,206	7,428	7,494	7,502

Ratios:
Nonperforming loans to total loans	1.07%	1.04%	0.76%	0.75%	0.89%
Nonperforming assets to total assets	0.84%	0.83%	0.63%	0.63%	0.73%
Allowance for loan and lease losses to total loans	0.73%	0.72%	0.75%	0.77%	0.79%
Allowance for loan and lease losses to nonperforming loans	68.08%	68.81%	98.51%	102.83%	89.61%

Nonperforming loans exclude TDRs that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 26 TDRs accruing interest with a balance of $2.9 million as of June 30, 2019. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.6 million as of June 30, 2019, an increase of $4.0 million from $5.6 million at December 31, 2018.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2019, 90.9% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio decreased from 0.75% as of December 31, 2018 to 0.73% as of June 30, 2019.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.05 billion or 98.5% of the Company’s total average funding sources at June 30, 2019. Total deposits increased $35.4 million, or 3.5%, at June 30, 2019 from $1.02 billion at December 31, 2018. The total increase in deposits is the net of increases in time and interest-bearing demand deposits of $110.1 million, or 36.6%, and $2.2 million, or 2.3%, respectively, and decreases in noninterest-bearing demand deposits, savings, and money market deposits of $4.6 million, or 2.3%, $28.4 million, or 12.8%, and $43.8 million, or 22.3%, respectively, at June 30, 2019.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings decreased $5.4 million, or 6.0%, to $85.0 million as of June 30, 2019. Other borrowings increased $3.6 million, or 41.4%, to $12.4 million as of June 30, 2019 from $8.8 million as of December 31, 2018. This increase is mainly due to the adoption of ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019, which resulted in the recording of financial lease liabilities in the amount of $2.7 million (see Note 9). This quarter, the Company tested its ability to shift off balance sheet liquidity to the balance sheet by borrowing an advance of $80.0 million for one day.

Stockholders’ equity. Stockholders’ equity increased $6.0 million, or 4.7%, to $134.3 million at June 30, 2019 from $128.3 million at December 31, 2018. This growth was the result of increases in retained earnings, AOCI, and common stock of $4.5 million, $1.5 million, and $665,000, respectively. This increase is net of an increase in treasury stock of $706,000, or 5.2% to $14.2 million as of June 30, 2019, from $13.5 million as of December 31, 2018. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change in AOCI is due to fair value adjustments of available-for-sale securities, the change in common stock is due to regular stock grants and dividend reinvestment and purchase plan distributions, and the change in treasury stock is due to the Company repurchasing 17,747 of its outstanding shares during the six months ended June 30, 2019.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2019, was $3.3 million, a $193,000, or 6.2%, increase from the amount earned during the same period in 2018. Diluted earnings per share for the quarter increased to $1.01, compared to $0.96 from the same period in 2018. Net income for the six months ended June 30, 2019, was $6.3 million, a $599,000, or 10.5%, increase from the amount earned during the same period in 2018. Diluted earnings per share for this six-month period increased to $1.93, compared to $1.76 for the same period in 2018.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.09% and 9.79%, respectively, compared with 1.11% and 10.08% for the same period in 2018. The Company’s ROA and ROE for the six-month period were 1.05% and 9.58%, respectively, compared with 1.03% and 9.42% for the same period in 2018.

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

Net interest income for the three months ended June 30, 2019 totaled $10.3 million, an increase of 4.8% from that reported in the comparable period of 2018. The net interest margin was 3.65% for the second quarter of 2019, down from the 3.74% reported for the same quarter of 2018. The decline in the net interest margin is attributable to a 43 basis points increase in total interest bearing liabilities partially offset by an increase of 26 basis points in the yield on total interest earning assets for the three-month period ended June 30, 2019. Net interest income for the six months ended June 30, 2019 totaled $20.5 million, an increase of 4.0% from that reported in the comparable period of 2018. The net interest margin was 3.67% for the six-month period ended June 30, 2019, down from the 3.78% reported for the comparable period of 2018. The decline in the net interest margin is attributable to a 46 basis points increase in total interest bearing liabilities partially offset by an increase of 25 basis points in the yield on total interest earning assets for the six-month period ended June 30, 2019. Beta, the change in bank product yield/cost divided by the change in the average effective federal funds rate, is used to measure the impact of FOMC interest rate changes to the income statement. Although deposit betas outpaced those of assets during the three and six months ended June 30, 2019, the net interest margin continues to compare favorably against peer banks.

Interest and dividend income. Interest and dividend income increased $1.6 million, or 13.5%, for the three months ended June 30, 2019, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $1.5 million. Interest and dividend income increased $3.2 million, or 13.2%, for the six months ended June 30, 2019, compared to the same period in the prior year. This is attributable to an increase in interest and fees on loans of $2.9 million.

Interest and fees earned on loans receivable increased $1.5 million, or 13.5%, for the three months ended June 30, 2019, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $70.8 million, accompanied by a 26 basis point increase in the average yield to 5.08%. Interest and fees earned on loans receivable increased $2.9 million, or 13.2%, for the six months ended June 30, 2019, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $70.4 million, accompanied by a 25 basis point increase in the average yield to 5.07%.

Net interest earned on securities increased by $47,000 for the three months ended June 30, 2019 when compared to the same period in the prior year. The average balance of investment securities increased $4.6 million, or 4.8%, while the 3.79% yield on the investment portfolio increased by 11 basis points, from 3.68%, for the same period in the prior year. Net interest earned on securities increased by $97,000 for the six months ended June 30, 2019 when compared to the same period in the prior year. The average balance of investment securities increased $4.2 million, or 4.4%, while the 3.80% yield on the investment portfolio increased by 16 basis points, from 3.64%, for the same period in the prior year.

Interest expense. Interest expense increased $1.2 million, or 50.8%, for the three months ended June 30, 2019, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit, money market deposits, and interest-bearing demand deposits of $102.7 million, or 35.6%, $18.5 million, or 13.1%, and $372,000, or 0.4%, respectively. This increase was accompanied by increases in costs of 56, 56, 52, 11, and 6 basis points for the average balances of other borrowings, certificates of deposit, money market deposits, savings deposits, and interest-bearing demand deposits, respectively. The overall increase in deposits was utilized to pay down short-term borrowings and other borrowings, the average balance of which decreased by $15.6 million, or 53.8%, and $6.5 million, or 34.3%, respectively. Interest expense increased $2.4 million, or 55.0%, for the six months ended June 30, 2019, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit, money market deposits, and interest-bearing demand deposits of $85.5 million, or 31.7%, $31.2 million, or 21.4%, and $3.2 million, or 3.41%, respectively. This increase was accompanied by increases in costs of 65, 57, 57, 55, 22, and 5 basis points for the average balances of money market deposits, short-term borrowings, other borrowings, certificates of deposit, savings deposits, and interest-bearing demand deposits, respectively. The overall increase in deposits was utilized to pay down short-term borrowings and other borrowings, the average balance of which decreased by $26.8 million, or 52.4%, and $7.7 million, or 36.4%, respectively.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $110,000 was recorded for the quarter ended June 30, 2019, a decrease of $100,000, or 47.6%, from the quarter ended June 30, 2018. A provision for loan losses of $350,000 was recorded for the six-month period ended June 30, 2019, a decrease of $70,000, or 16.7%, from the same period in 2018. Nonperforming loans were $10.7 million, or 1.07%, of total loans at June 30, 2019 compared with $8.4 million, or 0.89%, at June 30, 2018. For the three months ended June 30, 2019, net loan charge-offs totaled $12,000, compared to net charge-offs of $259,000, or 0.11% of average loans, for the second quarter of 2018. For the six months ended June 30, 2019, net loan charge-offs totaled $474,000, or 0.10% of average loans, compared to net charge-offs of $108,000, or 0.02%, for the same period in 2018.

Noninterest income. Noninterest income increased $251,000, or 24.0%, for the three months ended June 30, 2019 over the comparable 2018 period. This increase was the result of an increase in investment securities gains on sale and other income of $190,000, and $75,000, or 24.1%, respectively. The increase in other income is due to increases in revenue from investment services and income received from recoveries on acquired student loans. Noninterest income increased $597,000, or 32.6%, for the six months ended June 30, 2019 over the comparable 2018 period. This increase was the result of an increase in investment securities gains on sale and other income of $190,000, and $278,000, or 54.5%. respectively. The increase in other income is due to increases in revenue from investment services and income received from recoveries on acquired student loans.

Noninterest expense. Noninterest expense of $7.5 million for the second quarter 2019 was 5.9%, or $419,000, higher than the second quarter of 2018. Salaries and employee benefits and data processing costs increased $212,000, or 5.5%, and $147,000, or 36.6%, respectively. These increases were offset by decreases in other expense and federal deposit insurance expense of $62,000, or 6.7%, and $50,000, or 33.3%, respectively. The salary increase is mostly due to annual pay adjustments and an increase in employees. The increase in data processing costs is due to new and increased costs of processing agreements. Noninterest expense of $15.0 million for the six-month period ended June 30, 2019 was 4.0%, or $574,000, higher than the same period in 2018. Salaries and employee benefits, Ohio state franchise tax, and data processing costs increased $357,000, or 4.6%, $161,000, or 44.8%, and $135,000, or 15.4%, respectively. These increases were offset by decreases in other expense and federal deposit insurance expense of $133,000, or 7.1%, and $70,000, or 23.3%, respectively. The salary increase is mostly due to annual pay adjustments and an increase in employees. The increase in Ohio state franchise tax is due to the increase in the Company’s franchise value, and the increase in data processing costs is due new and increased costs of processing agreements.

Provision for income taxes. The Company recognized $686,000 in income tax expense, which reflected an effective tax rate of 17.3% for the three months ended June 30, 2019, as compared to $481,000 with an effective tax rate of 13.4% for the comparable 2018 period. The Company recognized $1.3 million in income tax expense, which reflected an effective tax rate of 17.1% for the six months ended June 30, 2019, as compared to $1.0 million with an effective tax rate of 15.0% for the comparable 2018 period.

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

	For the Three Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,002,346	$12,706	5.08%	$931,504	$11,197	4.82%
Investment securities (3)	99,022	767	3.79%	94,460	720	3.68%
Interest-earning deposits with other banks (4)	44,747	247	2.21%	40,904	175	1.72%
Total interest-earning assets	1,146,115	13,720	4.86%	1,066,868	12,092	4.60%
Noninterest-earning assets	61,267			53,653
Total assets	$1,207,382			$1,120,521
Interest-bearing liabilities:
Interest-bearing demand deposits	$98,929	$88	0.36%	$98,557	$73	0.30%
Money market deposits	159,705	558	1.40%	141,238	309	0.88%
Savings deposits	195,451	336	0.69%	215,639	309	0.57%
Certificates of deposit	390,997	2,295	2.35%	288,283	1,288	1.79%
Short-term borrowings	13,354	79	2.37%	28,929	192	2.66%
Other borrowings	12,489	95	3.05%	19,006	118	2.49%
Total interest-bearing liabilities	870,925	3,451	1.59%	791,652	2,289	1.16%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	198,234			203,266
Other liabilities	3,387			2,375
Stockholders' equity	134,836			123,228
Total liabilities and stockholders' equity	$1,207,382			$1,120,521
Net interest income		$10,269			$9,803
Interest rate spread (1)			3.27%			3.44%
Net interest margin (2)			3.65%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.60%			134.76%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $168 and $146 for the three months ended June 30, 2019 and 2018, respectively.

(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2019 and 2018, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2019 versus 2018

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$852	$657	$1,509
Investment securities	42	5	47
Interest-earning deposits with other banks	16	56	72
Total interest-earning assets	910	718	1,628

Interest-bearing liabilities:
Interest-bearing demand deposits	-	15	15
Money market deposits	40	209	249
Savings deposits	(29)	56	27
Certificates of deposit	459	548	1,007
Short-term borrowings	(103)	(10)	(113)
Other borrowings	(40)	17	(23)
Total interest-bearing liabilities	327	835	1,162

Net interest income	$583	$(117)	$466

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

	For the Six Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,001,344	$25,194	5.07%	$930,915	$22,251	4.82%
Investment securities (3)	98,253	1,511	3.80%	94,074	1,414	3.64%
Interest-earning deposits with other banks (4)	45,015	499	2.24%	41,552	367	1.78%
Total interest-earning assets	1,144,612	27,204	4.85%	1,066,541	24,032	4.60%
Noninterest-earning assets	60,912			53,463
Total assets	$1,205,524			$1,120,004
Interest-bearing liabilities:
Interest-bearing demand deposits	$96,594	$160	0.33%	$93,410	$131	0.28%
Money market deposits	176,970	1,313	1.50%	145,779	614	0.85%
Savings deposits	201,650	753	0.75%	215,597	575	0.54%
Certificates of deposit	355,620	3,996	2.27%	270,093	2,299	1.72%
Short-term borrowings	24,372	292	2.42%	51,166	468	1.84%
Other borrowings	13,473	191	2.86%	21,166	240	2.29%
Total interest-bearing liabilities	868,679	6,705	1.56%	797,211	4,327	1.09%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	199,332			197,581
Other liabilities	4,870			3,097
Stockholders' equity	132,643			122,115
Total liabilities and stockholders' equity	$1,205,524			$1,120,004
Net interest income		$20,499			$19,705
Interest rate spread (1)			3.29%			3.51%
Net interest margin (2)			3.67%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.76%			133.78%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $338 and $286 for the six months ended June 30, 2019 and 2018, respectively.

(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2019 and 2018, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2019 versus 2018

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,683	$1,260	$2,943
Investment securities	76	21	97
Interest-earning deposits with other banks	31	101	132
Total interest-earning assets	1,790	1,382	3,172

Interest-bearing liabilities:
Interest-bearing demand deposits	4	25	29
Money market deposits	131	568	699
Savings deposits	(37)	215	178
Certificates of deposit	728	969	1,697
Short-term borrowings	(245)	69	(176)
Other borrowings	(87)	38	(49)
Total interest-bearing liabilities	494	1,884	2,378

Net interest income	$1,296	$(502)	$794

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. The Company introduced a new line of retail deposit products during the second quarter of 2019. These products were created to more closely align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

For the six months ended June 30, 2019, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for loan losses, net amortization of securities and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at June 30, 2019. The following table indicates the capital ratios for Middlefield Bank and Company at June 30, 2019 and December 31, 2018.

	As of June 30, 2019
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.76%	11.43%	11.43%	12.15%
Middlefield Banc Corp.	10.38%	12.14%	11.36%	12.86%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.60%	11.09%	11.09%	11.83%
Middlefield Banc Corp.	10.26%	11.83%	11.03%	12.57%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

Interest Rate Sensitivity Simulation Analysis

The Company engages an external consultant to facilitate income simulation modeling on a quarterly basis. This modeling measures interest rate risk and sensitivity. The Asset and Liability Management Committee of the Company believes the various rate scenarios of the simulation modeling enable the Company to more accurately evaluate and manage the exposure of interest rate fluctuations on net interest income, the yield curve, various loan and mortgage-backed security prepayments, and deposit decay assumptions.

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

The following table presents the simulated impact of a 200 basis point upward or 200 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2019 and December 31, 2018 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2019 and December 31, 2018 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2019 and December 31, 2018 for portfolio equity:

	June 30, 2019		December 31, 2018
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	0.10%	15.00%	(0.12)%	12.40%
-200bp	(3.30)%	(49.20)%	(3.33)%	(40.90)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2019, have remained unchanged from December 31, 2018.

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

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2019

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008
10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	Director Retirement Agreement with Donald D. Hunter	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	[reserved]

10.13*	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1*	[reserved]

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.27*	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.28*	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on August 7, 2018

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	XBRL Instance	furnished herewith

101.SCH***	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation	furnished herewith

* management contract or compensatory plan or arrangement

** management contract or compensatory plan or arrangement, a schedule has been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.

Date: August 6, 2019	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 6, 2019	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer