Form 10-Q
period 2019-09-30
MIDDLEFIELD BANC CORP
filed 2019-11-05
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Outstanding at November 5, 2019: 3,211,713

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Cash and due from banks	$118,956	$107,933
Federal funds sold	1,069	-
Cash and cash equivalents	120,025	107,933
Equity securities, at fair value	628	616
Investment securities available for sale, at fair value	105,041	98,322
Loans held for sale	791	597
Loans	999,282	992,109
Less allowance for loan and lease losses	7,001	7,428
Net loans	992,281	984,681
Premises and equipment, net	17,182	13,003
Goodwill	15,071	15,071
Core deposit intangibles	2,141	2,397
Bank-owned life insurance	16,403	16,080
Accrued interest receivable and other assets	11,015	9,698

TOTAL ASSETS	$1,280,578	$1,248,398

LIABILITIES
Deposits:
Noninterest-bearing demand	$199,235	$203,410
Interest-bearing demand	107,033	92,104
Money market	155,419	196,685
Savings	182,005	222,954
Time	390,721	300,914
Total deposits	1,034,413	1,016,067
Short-term borrowings:
Federal funds purchased	-	398
Federal Home Loan Bank advances	92,000	90,000
Total short-term borrowings	92,000	90,398
Other borrowings	12,359	8,803
Accrued interest payable and other liabilities	5,893	4,840
TOTAL LIABILITIES	1,144,665	1,120,108

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 3,647,146 and 3,630,497 shares issued; 3,211,565 and 3,244,332 shares outstanding	86,617	85,925
Retained earnings	62,886	56,037
Accumulated other comprehensive income (loss)	2,157	(154)
Treasury stock, at cost; 435,581 and 386,165 shares	(15,747)	(13,518)
TOTAL STOCKHOLDERS' EQUITY	135,913	128,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,280,578	$1,248,398

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,804	$11,821	$37,998	$34,109
Interest-earning deposits in other institutions	193	178	549	412
Federal funds sold	24	8	56	29
Investment securities:
Taxable interest	206	167	599	506
Tax-exempt interest	613	598	1,731	1,673
Dividends on stock	45	57	156	169
Total interest and dividend income	13,885	12,829	41,089	36,898

INTEREST EXPENSE
Deposits	3,173	2,178	9,395	5,803
Short-term borrowings	42	296	334	764
Other borrowings	92	104	283	344
Total interest expense	3,307	2,578	10,012	6,911

NET INTEREST INCOME	10,578	10,251	31,077	29,987

Provision for loan losses	80	210	430	630

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,498	10,041	30,647	29,357

NONINTEREST INCOME
Service charges on deposit accounts	571	491	1,609	1,416
Investment securities gains on sale, net	4	-	194	-
(Loss) gain on equity securities	(32)	15	12	46
Earnings on bank-owned life insurance	109	108	323	318
Gain on sale of loans	128	43	285	164
Other income	325	291	1,113	807
Total noninterest income	1,105	948	3,536	2,751

NONINTEREST EXPENSE
Salaries and employee benefits	4,272	3,839	12,474	11,684
Occupancy expense	535	460	1,584	1,468
Equipment expense	244	262	770	696
Data processing costs	580	481	1,594	1,360
Ohio state franchise tax	262	244	782	603
Federal deposit insurance expense	-	150	230	450
Professional fees	401	346	1,235	1,118
Advertising expense	202	236	605	694
Software amortization expense	182	155	479	460
Core deposit intangible amortization	86	87	256	265
Other expense	909	832	2,646	2,702
Total noninterest expense	7,673	7,092	22,655	21,500

Income before income taxes	3,930	3,897	11,528	10,608
Income taxes	661	593	1,958	1,602

NET INCOME	$3,269	$3,304	$9,570	$9,006

EARNINGS PER SHARE
Basic	$1.01	$1.02	$2.95	$2.79
Diluted	$1.01	$1.02	$2.94	$2.78

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$3,269	$3,304	$9,570	$9,006

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale investment securities	883	(1,297)	3,011	(3,282)
Tax effect	(100)	272	(547)	689

Reclassification adjustment for investment securities gains included in net income	(4)	-	(194)	-
Tax effect	1	-	41	-

Total other comprehensive income (loss)	780	(1,025)	2,311	(2,593)

Comprehensive income	$4,049	$2,279	$11,881	$6,413

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, June 30, 2019	3,646,497	$86,590	$60,517	$1,377	$(14,224)	$134,260

Net income			3,269			3,269
Other comprehensive income				780		780
Dividend reinvestment and purchase plan	649	27				27
Treasury shares acquired (31,669)					(1,523)	(1,523)
Cash dividends ($0.28 per share)			(900)			(900)

Balance, September 30, 2019	3,647,146	$86,617	$62,886	$2,157	$(15,747)	$135,913

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, June 30, 2018	3,619,843	$85,544	$51,121	$(431)	$(13,518)	$122,716

Net income			3,304			3,304
Other comprehensive loss				(1,025)		(1,025)
Dividend reinvestment and purchase plan	2,861	140				140
Stock options exercised	150	3				3
Cash dividends ($0.28 per share)			(905)			(905)

Balance, September 30, 2018	3,622,854	$85,687	$53,520	$(1,456)	$(13,518)	$124,233

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2018	3,630,497	$85,925	$56,037	$(154)	$(13,518)	$128,290

Net income			9,570			9,570
Other comprehensive income				2,311		2,311
Dividend reinvestment and purchase plan	8,933	372				372
Stock options exercised	200	4				4
Stock-based compensation, net	7,516	316				316
Treasury shares acquired (49,416)					(2,229)	(2,229)
Cash dividends ($0.84 per share)			(2,721)			(2,721)

Balance, September 30, 2019	3,647,146	$86,617	$62,886	$2,157	$(15,747)	$135,913

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2017	3,603,881	$84,859	$47,431	$1,091	$(13,518)	$119,863

Change in accounting principle for adoption of ASU 2016-01			141	(141)		-
Change in accounting principle for adoption of ASU 2018-02			(187)	187		-
Net income			9,006			9,006
Other comprehensive loss				(2,593)		(2,593)
Dividend reinvestment and purchase plan	8,763	441				441
Stock options exercised	4,650	107				107
Stock-based compensation, net	5,560	280				280
Cash dividends ($0.89 per share)			(2,871)			(2,871)

Balance, September 30, 2018	3,622,854	$85,687	$53,520	$(1,456)	$(13,518)	$124,233

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$9,570	$9,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	430	630
Investment securities gains on sale, net	(194)	-
Gain on equity securities	(12)	(46)
Depreciation and amortization of premises and equipment, net	778	694
Software amortization expense	479	460
Financing lease amortization expense	264	-
Amortization of premium and discount on investment securities, net	240	317
Accretion of deferred loan fees, net	(557)	(690)
Amortization of core deposit intangibles	256	265
Stock-based compensation expense	366	360
Origination of loans held for sale	(12,845)	(9,588)
Proceeds from sale of loans	12,936	9,290
Gain on sale of loans	(285)	(164)
Earnings on bank-owned life insurance	(323)	(318)
Deferred income tax	117	184
Net (gain) loss on other real estate owned	(123)	5
Increase in accrued interest receivable	(51)	(445)
Increase in accrued interest payable	276	126
Other, net	(1,609)	(1,721)
Net cash provided by operating activities	9,713	8,365

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	8,571	4,340
Proceeds from sale of securities	12,325	-
Purchases	(24,844)	(12,998)
Increase in loans, net	(7,529)	(49,467)
Proceeds from the sale of other real estate owned	360	26
Purchase of premises and equipment	(1,420)	(1,843)
Purchase of restricted stock	(169)	(90)
Net cash used in investing activities	(12,706)	(60,032)

FINANCING ACTIVITIES
Net increase in deposits	18,346	135,567
Increase (decrease) in short-term borrowings, net	1,602	(19,403)
Repayment of other borrowings	(245)	(20,109)
Restricted stock cash portion	(44)	-
Stock options exercised	4	107
Proceeds from dividend reinvestment and purchase plan	372	441
Repurchase of treasury shares	(2,229)	-
Cash dividends	(2,721)	(2,871)
Net cash provided by financing activities	15,085	93,732

Increase in cash and cash equivalents	12,092	42,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,933	39,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,025	$81,951

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended
	September 30,
	2019	2018
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$9,736	$6,785
Income taxes	2,180	1,675

Noncash operating transactions:
Operating lease assets added to other, net	$(1,071)	$-
Operating lease liabilities added to other, net	1,071	-
Noncash investing transactions:
Transfers from loans to other real estate owned	$56	$76
Transfer of equity securities from investment securities available for sale, at fair value	-	(625)
Finance lease assets added to premises and equipment	(3,801)	-
Noncash financing transactions:
Finance lease liabilities added to borrowed funds	$3,801	$-

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Middlefield Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiary, Middlefield Investments, Inc. (MI), established March 13, 2019. All significant inter-company items have been eliminated.

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

Recently Issued Accounting Pronouncements –

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. The CECL model has been completed and runs concurrently with the existing incurred loss model each month.  Management continues monitoring model output, with final assumption changes expected to be made in the fourth quarter.

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

Gains (losses) on sale of other real estate owned (“OREO”) – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred and the payment terms, that the contract has a true commercial substance and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest Income	2019	2018	2019	2018
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$201	$207	$639	$597
ATM banking fees	255	219	690	634
Service charges and other fees	115	65	280	185
Investment securities gains on sale, net (a)	4	-	194	-
(Loss) gain on equity securities (a)	(32)	15	12	46
Earnings on bank-owned life insurance (a)	109	108	323	318
Gain on sale of loans (a)	128	43	285	164
Other income	325	291	1,113	807
Total noninterest income	$1,105	$948	$3,536	$2,751

Net gain (loss) on other real estate owned	$17	$-	$123	$(5)

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of September 30, 2019 and 2018.

Stock option activity during the nine months ended September 30, 2019 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2019	7,450	$17.55
Exercised	(200)	17.55

Outstanding, September 30, 2019	7,250	$17.55

Exercisable, September 30, 2019	7,250	$17.55

The following table presents the activity during the nine months ended September 30, 2019 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2019	21,175	$41.95
Granted	14,565	41.90
Vested	(4,970)	32.40
Nonvested at September 30, 2019	30,770	$43.48

Expected to vest as of September 30, 2019	6,253	$39.58

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $180,000 and $90,000 was recognized for the three-month periods ended September 30, 2019 and 2018, respectively. Share-based compensation expense of $270,000 and $226,000 was recognized for the nine-month periods ended September 30, 2019 and 2018, respectively. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $416,000 and $351,000 at September 30, 2019 and 2018, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of September 30, 2019 totals $354,000, of which $63,000 is estimated for the rest of 2019, $139,000 for 2020, $131,000 for 2021, and $21,000 for 2022.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2019		September 30, 2019

	2019	2018	2019	2018

Weighted-average common shares issued	3,647,007	3,620,558	3,641,904	3,613,010

Average treasury stock shares	(417,878)	(386,165)	(398,803)	(386,165)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,229,129	3,234,393	3,243,101	3,226,845

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	10,404	13,933	10,318	15,454

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	3,239,533	3,248,326	3,253,419	3,242,299

Options to purchase 7,250 shares of common stock at $17.55 per share, were outstanding during the three and nine months ended September 30, 2019. Also outstanding were 30,770 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

Options to purchase 13,600 shares of common stock, at prices ranging from $17.55 to $23.00, were outstanding during the three and nine months ended September 30, 2018. Also outstanding were 20,425 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. When treasury shares are sold or reissued subsequently, the amount received is recognized as an increase in equity and the resulting surplus or deficit on the transaction is presented within the share premium. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of September 30, 2019, the Company held 435,581 of the Company’s shares, which is an increase of 31,669 for the quarter, and 49,416 for the nine months ended September 30, 2019, from the 386,165 shares held as of December 31, 2018.

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

		September 30, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$1,999	$-	$1,999
Subordinated debt	-	4,150	-	4,150
Obligations of states and political subdivisions	-	79,641	-	79,641
Mortgage-backed securities in government-sponsored entities	-	19,251	-	19,251
Total debt securities	-	105,041	-	105,041
Equity securities in financial institutions	628	-	-	628
Total	$628	$105,041	$-	$105,669

		December 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
U.S. government agency securities	$-	$7,471	$-	$7,471
Obligations of states and political subdivisions	-	73,093	-	73,093
Mortgage-backed securities in government-sponsored entities	-	17,758	-	17,758
Total debt securities	-	98,322	-	98,322
Equity securities in financial institutions	616	-	-	616
Total	$616	$98,322	$-	$98,938

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

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value at initial foreclosure or subsequent to the initial measurement. No such devaluation occurred in the nine months ended September 30, 2019.

		September 30, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$5,058	$5,058

		December 31, 2018
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,075	$1,075

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $2.0 million and $492,000 as of September 30, 2019 and December 31, 2018, respectively.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2019
Impaired loans	$5,058	Appraisal of collateral (1)	Appraisal adjustments (2)	40.3%	to	55.6%	(54.4%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$1,075	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	100.0%	(40.6%)

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2019
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$120,025	$120,025	$-	$-	$120,025
Loans held for sale	791	-	791	-	791
Net loans	992,281	-	-	988,336	988,336
Bank-owned life insurance	16,403	16,403	-	-	16,403
Federal Home Loan Bank stock	3,848	3,848	-	-	3,848
Accrued interest receivable	3,684	3,684	-	-	3,684

Financial liabilities:
Deposits	$1,034,413	$643,692	$-	$393,068	$1,036,760
Short-term borrowings	92,000	92,000	-	-	92,000
Other borrowings	12,359	-	-	12,405	12,405
Accrued interest payable	1,020	1,020	-	-	1,020

	December 31, 2018
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$107,933	$107,933	$-	$-	$107,933
Loans held for sale	597	-	597	-	597
Net loans	984,681	-	-	973,124	973,124
Bank-owned life insurance	16,080	16,080	-	-	16,080
Federal Home Loan Bank stock	3,679	3,679	-	-	3,679
Accrued interest receivable	3,633	3,633	-	-	3,633

Financial liabilities:
Deposits	$1,016,067	$715,153	$-	$298,891	$1,014,044
Short-term borrowings	90,398	90,398	-	-	90,398
Other borrowings	8,803	-	-	8,827	8,827
Accrued interest payable	744	744	-	-	744

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instrument.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component net of tax for the three and nine months ended September 30, 2019 and 2018, respectively:

(Dollars in thousands)	Accumulated Other Comprehensive Income (Loss) (a)
Balance as of June 30, 2019	$1,377
Other comprehensive income	783
Amount reclassified from accumulated other comprehensive income	(3)
Balance at September 30, 2019	$2,157

Balance as of December 31, 2018	$(154)
Other comprehensive income	2,464
Amount reclassified from accumulated other comprehensive income	(153)
Balance at September 30, 2019	$2,157

(Dollars in thousands)	Accumulated Other Comprehensive Income (Loss) (a)
Balance as of June 30, 2018	$(431)
Other comprehensive loss	(1,025)
Balance at September 30, 2018	$(1,456)

Balance as of December 31, 2017	$1,091
Other comprehensive loss	(2,593)
Change in accounting principle, ASC 2016-01 (b)	(141)
Change in accounting principle, ASC 2018-02 (b)	187
Period change	(2,547)
Balance at September 30, 2018	$(1,456)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)

Reclassifications are the result of the adoption of ASUs 2016-01 and 2018-02 effective for the Company beginning January 1, 2018. The reclassifications are presented within the Consolidated Statement of Changes in Stockholders’ Equity for the affected transitional periods.

The following tables present significant amounts reclassified from or to each component of AOCI:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended		Affected Line Item in the Statement Where Net Income is
Details about other comprehensive income	September 30, 2019	September 30, 2018	Presented
Unrealized gains on available-for-sale securities (a)
	$4	$-	Investment securities gains on sale, net
	(1)	-	Income taxes
	$3	$-

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended		Affected Line Item in the Statement Where Net Income is
Details about other comprehensive income	September 30, 2019	September 30, 2018	Presented
Unrealized gains on available-for-sale securities (a)
	$194	$-	Investment securities gains on sale, net
	(41)	-	Income taxes
	$153	$-

(a)	For unrealized gains on available-for-sale securities, amounts in parentheses indicate expenses and other amounts indicate income.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$2,000	$-	$(1)	$1,999
Subordinated debt	4,000	150	-	4,150
Obligations of states and political subdivisions:
Taxable	500	3	-	503
Tax-exempt	76,816	2,322	-	79,138
Mortgage-backed securities in government-sponsored entities	19,102	267	(118)	19,251
Total	$102,418	$2,742	$(119)	$105,041

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

U.S. government agency securities	$7,442	$90	$(61)	$7,471
Obligations of states and political subdivisions:
Taxable	502	10	-	512
Tax-exempt	72,387	667	(473)	72,581
Mortgage-backed securities in government-sponsored entities	18,185	88	(515)	17,758
Total	$98,516	$855	$(1,049)	$98,322

The Company recognized net (loss) gains on equity investments of ($32,000) and $12,000, respectively, for the three and nine months ended September 30, 2019. The Company recognized net gains on equity investments of $15,000 and $46,000, respectively, for the three and nine months ended September 30, 2018. No net gains on sold equity securities were realized during these periods.

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$5,094	$5,109
Due after one year through five years	1,276	1,296
Due after five years through ten years	15,267	15,592
Due after ten years	80,781	83,044
Total	$102,418	$105,041

Proceeds from the sales of investment securities and the gross realized gains and losses are as follows:

(Dollar amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$518	$-	$12,325	$-
Gross realized gains	4	-	227	-
Gross realized losses	-	-	(33)	-

Investment securities with an approximate carrying value of $62.6 million and $63.5 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits and for other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$1,999	$(1)	$1,999	$(1)
Mortgage-backed securities in government-sponsored entities	-	-	9,275	(118)	9,275	(118)
Total	$-	$-	$11,274	$(119)	$11,274	$(119)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$-	$-	$4,105	$(61)	$4,105	$(61)
Obligations of states and political subdivisions:
Tax-exempt	20,451	(286)	11,053	(187)	31,504	(473)
Mortgage-backed securities in government-sponsored entities	2,068	(9)	12,257	(506)	14,325	(515)
Total	$22,519	$(295)	$27,415	$(754)	$49,934	$(1,049)

There were 14 securities considered temporarily impaired at September 30, 2019.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 96% of the total available-for-sale portfolio as of September 30, 2019 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;
•	Changes in the near-term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;
•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and
•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

For the nine months ended September 30, 2019 and 2018, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2019 or December 31, 2018 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2019	2018

Commercial and industrial	$85,861	$83,857
Real estate - construction	57,564	56,731
Real estate - mortgage:
Residential	347,739	336,487
Commercial	492,914	498,247
Consumer installment	15,204	16,787
	999,282	992,109
Less: Allowance for loan and lease losses	(7,001)	(7,428)

Net loans	$992,281	$984,681

The amounts above include deferred loan origination costs of $1.4 million and $1.6 million at September 30, 2019 and December 31, 2018.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

			Real Estate - Mortgage
September 30, 2019	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$1,457	$-	$1,780	$11,261	$1	$14,499
Collectively evaluated for impairment	84,404	57,564	345,959	481,653	15,203	984,783
Total loans	$85,861	$57,564	$347,739	$492,914	$15,204	$999,282

			Real Estate - Mortgage
December 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Loans:
Individually evaluated for impairment	$2,570	$-	$1,970	$9,533	$2	$14,075
Collectively evaluated for impairment	81,287	56,731	334,517	488,714	16,785	978,034
Total loans	$83,857	$56,731	$336,487	$498,247	$16,787	$992,109

			Real Estate - Mortgage
September 30, 2019	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$33	$670	$-	$706
Collectively evaluated for impairment	386	99	1,640	4,046	124	6,295
Total ending allowance balance	$389	$99	$1,673	$4,716	$124	$7,001

			Real Estate - Mortgage
December 31, 2018	Commercial and industrial	Real estate- construction	Residential	Commercial	Consumer installment	Total
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$667	$-	$43	$643	$1	$1,354
Collectively evaluated for impairment	302	100	1,538	4,008	126	6,074
Total ending allowance balance	$969	$100	$1,581	$4,651	$127	$7,428

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial and Industrial (“C&I”), Real Estate Construction, Real Estate - Mortgage which is further segmented into Residential and Commercial Real Estate (“CRE”), and Consumer Installment Loans. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment consists of loans made for the purpose of financing the activities of residential homeowners. The commercial mortgage loan segment consists of loans made for the purpose of financing the activities of commercial real estate owners and operators. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the Residential and Commercial mortgage portfolios were partially offset by decreases in the allowance for the C&I, Real Estate Constructions, and Consumer Installment portfolios.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2019
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,308	$2,059	$-
Real estate - mortgage:
Residential	1,126	1,406	-
Commercial	2,561	2,561	-
Consumer installment	1	1	-
Total	$4,996	$6,027	$-

With an allowance recorded:
Commercial and industrial	$149	$149	$3
Real estate - mortgage:
Residential	654	703	33
Commercial	8,700	8,710	670
Total	$9,503	$9,562	$706

Total:
Commercial and industrial	$1,457	$2,208	$3
Real estate - mortgage:
Residential	1,780	2,109	33
Commercial	11,261	11,271	670
Consumer installment	1	1	-
Total	$14,499	$15,589	$706

December 31, 2018
Impaired Loans
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$207	$413	$-
Real estate - mortgage:
Residential	1,306	1,462	-
Commercial	1,867	2,186	-
Total	$3,380	$4,061	$-

With an allowance recorded:
Commercial and industrial	$2,363	$3,013	$667
Real estate - mortgage:
Residential	664	715	43
Commercial	7,666	7,676	643
Consumer installment	2	2	1
Total	$10,695	$11,406	$1,354

Total:
Commercial and industrial	$2,570	$3,426	$667
Real estate - mortgage:
Residential	1,970	2,177	43
Commercial	9,533	9,862	643
Consumer installment	2	2	1
Total	$14,075	$15,467	$1,354

The tables above include troubled debt restructuring totaling $3.6 million as of September 30, 2019 and $4.4 million as of December 31, 2018. The amounts allocated within the allowance for losses for troubled debt restructurings was $40,000 and $459,000 at September 30, 2019 and December 31, 2018, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$1,786	$20	$1,992	$44
Real estate - construction	-	-	810	-
Real estate - mortgage:
Residential	1,782	14	1,847	38
Commercial	11,344	95	10,317	286
Consumer installment	2	-	2	-
Total	$14,914	$129	$14,968	$368

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial and industrial	$2,984	$32	$4,620	$100
Real estate - construction	-	-	11	-
Real estate - mortgage:
Residential	2,574	18	2,672	49
Commercial	6,132	50	6,123	151
Consumer installment	3	-	3	-
Total	$11,693	$100	$13,429	$300

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
September 30, 2019	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$78,163	$4,585	$3,113	$-	$85,861
Real estate - construction	57,564	-	-	-	57,564
Real estate - mortgage:
Residential	342,571	989	4,179	-	347,739
Commercial	474,166	7,043	11,705	-	492,914
Consumer installment	15,195	-	9	-	15,204
Total	$967,659	$12,617	$19,006	$-	$999,282

		Special			Total
December 31, 2018	Pass	Mention	Substandard	Doubtful	Loans

Commercial and industrial	$77,002	$4,572	$2,283	$-	$83,857
Real estate - construction	55,397	1,334	-	-	56,731
Real estate - mortgage:
Residential	332,475	553	3,459	-	336,487
Commercial	483,516	6,617	8,114	-	498,247
Consumer installment	16,776	-	11	-	16,787
Total	$965,166	$13,076	$13,867	$-	$992,109

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
September 30, 2019	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$84,689	$623	$190	$359	$1,172	$85,861
Real estate - construction	57,564	-	-	-	-	57,564
Real estate - mortgage:
Residential	343,400	1,813	358	2,168	4,339	347,739
Commercial	486,821	1,796	8	4,289	6,093	492,914
Consumer installment	15,179	14	11	-	25	15,204
Total	$987,653	$4,246	$567	$6,816	$11,629	$999,282

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2018	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial and industrial	$82,770	$288	$213	$586	$1,087	$83,857
Real estate - construction	56,731	-	-	-	-	56,731
Real estate - mortgage:
Residential	331,379	2,612	1,083	1,413	5,108	336,487
Commercial	496,597	664	-	986	1,650	498,247
Consumer installment	16,768	19	-	-	19	16,787
Total	$984,245	$3,583	$1,296	$2,985	$7,864	$992,109

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

September 30, 2019	Nonaccrual	90+ Days Past Due and Accruing

Commercial and industrial	$868	$-
Real estate - construction	-	-
Real estate - mortgage:
Residential	4,732	-
Commercial	4,450	-
Consumer installment	3	-
Total	$10,053	$-

December 31, 2018	Nonaccrual	90+ Days Past Due and Accruing

Commercial and industrial	$996	$91
Real estate - construction	-	-
Real estate - mortgage:
Residential	2,731	754
Commercial	2,864	100
Consumer installment	4	-
Total	$6,595	$945

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $295,000 for the nine months ended September 30, 2019 and $456,000 for the year ended December 31, 2018.

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

The following tables summarize the primary segments of the loan portfolio and the activity within those segments (in thousands):

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2018	$969	$100	$1,581	$4,651	$127	$7,428
Charge-offs	(393)	-	(517)	(31)	(110)	(1,051)
Recoveries	55	57	72	3	7	194
Provision	(242)	(58)	537	93	100	430
ALLL balance at September 30, 2019	$389	$99	$1,673	$4,716	$124	$7,001

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at December 31, 2017	$999	$313	$1,760	$4,036	$82	$7,190
Charge-offs	(284)	-	(119)	(111)	(138)	(652)
Recoveries	167	46	76	-	37	326
Provision	274	(258)	(12)	483	143	630
ALLL balance at September 30, 2018	$1,156	$101	$1,705	$4,408	$124	$7,494

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2019	$539	$90	$1,681	$4,875	$119	$7,304
Charge-offs	(38)	-	(378)	-	(22)	(438)
Recoveries	16	11	26	1	1	55
Provision	(128)	(2)	344	(160)	26	80
ALLL balance at September 30, 2019	$389	$99	$1,673	$4,716	$124	$7,001

	Commercial and industrial	Real estate- construction	Real estate- residential mortgage	Real estate- commercial mortgage	Consumer installment	Total
ALLL balance at June 30, 2018	$1,180	$89	$1,743	$4,361	$129	$7,502
Charge-offs	(275)	-	(45)	-	(3)	(323)
Recoveries	28	28	47	-	2	105
Provision	223	(16)	(40)	47	(4)	210
ALLL balance at September 30, 2018	$1,156	$101	$1,705	$4,408	$124	$7,494

The provision fluctuations during the nine-month period ended September 30, 2019 allocated to:

●	commercial and industrial loans are due to the charge-off of a large relationship of $336,000 from a previous reserve of $358,000 in the first quarter.
●	residential portfolio are due to charge-offs and portfolio growth
●	commercial real estate loans are due to the reclassification of a large construction loan, with a first quarter reserve of $661,000, to commercial real estate.

The provision fluctuations during the three-month period ended September 30, 2019 allocated to:

●	commercial and industrial loans and commercial real estate loans are due to decreases in volume within these portfolios during the quarter.
●	residential portfolio are due to a strong growth in this portfolio during the quarter

The following tables summarize troubled debt restructurings (in thousands):

For the Three Months Ended
September 30, 2019
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	-	1	1	$38	$38

For the Nine Months Ended
September 30, 2019
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	-	2	2	$123	$178

For the Three Months Ended
September 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$86	$86

For the Nine Months Ended
September 30, 2018
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	2	2	4	$261	$261

The following table summarizes TDR modifications within the previous 12 months for which there was a payment default during the nine-month period ended September 30, 2018 (in thousands):

	For the Nine Months Ended
	September 30, 2018
Troubled Debt Restructurings subsequently defaulted	Number of Contracts	Recorded Investment
Residential real estate	1	$20

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended September 30, 2019 and September 30, 2018, or for the nine-month period ended September 30, 2019.

NOTE 9 – LEASE COMMITMENTS

The Company leases six of its branch locations. As of September 30, 2019, net assets recorded under leases amounted to $4.5 million and have remaining lease terms of 1 year to 6 years. As of September 30, 2019, finance lease assets included in premises and equipment, net, totaled $3.5 million and operating lease assets included in accrued interest receivable and other assets on the Consolidated Balance Sheet totaled $943,000. As of September 30, 2019, finance lease obligations included in other borrowings totaled $3.6 million and operating lease obligations included in accrued interest payable and other liabilities on the Consolidated Balance Sheet totaled $945,000.

On April 17, 2019, the Company purchased a building to relocate the Mantua branch which is and has been at a leased location as of September 30, 2019. The relocation is planned for 2020, and the Company entered into an amended lease agreement with the Mantua lessor which does not exceed 12 months. As such, the lease for the Mantua location is not considered a capitalized lease as of September 30, 2019.

Lease costs incurred are as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2019	September 30, 2019
Lease Costs:
Finance lease cost:
Amortization of right-of-use asset	$91	$264
Interest Expense	31	100
Other	10	25
Operating lease cost	52	178
Total lease cost	$184	$567

The following table displays the weighted-average term and discount rates for both operating and finance leases outstanding as of September 30, 2019:

	Operating	Finance
Weighted-average term (years)	1.9	4.6
Weighted-average discount rate	2.9%	3.4%

The following table displays the undiscounted cash flows due related to operating and finance leases as of September 30, 2019, along with a reconciliation to the discounted amount recorded on the September 30, 2019 balance sheet:

	Operating	Finance
Undiscounted cash flows due within:
2019	$56	$100
2020	226	411
2021	210	424
2022	211	431
2023	211	431
2024 and thereafter	339	2,792
Total undiscounted cash flows	1,253	4,589

Impact of present value discount	(310)	(1,051)

Amount reported on balance sheet	$943	$3,538

On September 11, 2019, the Company entered into a lease agreement for a new branch to be located in Plain City, Ohio. The commencement date of the lease is November 1, 2019, and the estimated value of the related right-of-use asset and liability to be recorded at this time is $571,000. This lease is expected to be classified as a finance lease included in premises and equipment, net, on the Consolidated Balance Sheet. The Company has no other purchase obligations for leases executed but not yet recorded.

NOTE 10 – SUBSEQUENT EVENT

On October 9, 2019, the Board of Directors of Middlefield Banc Corp. authorized a two-for-one stock split. Each shareholder of record at the close of business on October 25, 2019, will receive one additional share for every outstanding share held on the record date. The additional shares are payable on November 8, 2019. As a result, the number of outstanding shares and treasury shares will increase to approximately 6.4 million shares and 871,000 shares, respectively. The basic earnings per share determined as of September 30, 2019 is $2.95 per share, and would have been approximately $1.48 per share had this stock split occurred prior to September 30, 2019.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the September 30, 2019 quarter at $1.28 billion, an increase of $32.2 million from December 31, 2018. For the same time period, cash and cash equivalents increased $12.1 million, or 11.2%, while net loans increased $7.6 million, or 0.8%. Total liabilities increased $24.6 million or 2.2%, while stockholders’ equity increased $7.6 million, or 5.9%.

Cash and cash equivalents. Cash and cash equivalents increased $12.1 million, or 11.2%, to $120.0 million at September 30, 2019 from $107.9 million at December 31, 2018. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment securities. Investment securities available for sale on September 30, 2019 totaled $105.0 million, an increase of $6.7 million, or 6.8%, from $98.3 million at December 31, 2018. During this period the Company recorded repayments, calls, and maturities of $8.6 million. Securities purchased were $24.8 million, and sales of securities were $12.3 million. The Company recorded $194,000 in gains on sales of investment securities and $12,000 in gains on equity securities as of September 30, 2019 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The gain on equity securities is the result of remeasurements of fair value of the equity securities held during this nine-month period. Included in the Company’s available-for-sale investment securities as of September 30, 2019 is an investment in the subordinated debt of an Ohio-based community bank in the amount of $4.0 million at an annual interest rate of 6%.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses or to finance investor-owned rental properties, and to a lesser extent, construction and consumer loans. The portfolio is well disbursed, geographically, with the four branches in the central Ohio market comprising 24.0% of the Company’s total loans. Since December 31, 2017, however, 79.4% of all loan growth has come from the central Ohio footprint. Net loans receivable increased $7.6 million, or 0.8%, to $992.3 million as of September 30, 2019 from $984.7 million at December 31, 2018 due to loan growth targeted in the mid-single digits. Included in the total increase for loans receivable were increases in the residential real estate, commercial and industrial, and real estate-construction portfolios of $11.3 million, or 3.3%, $2.0 million, or 2.4%, and $833,000, or 1.5%, respectively. This increase is net of decreases in the consumer installment and commercial real estate portfolios of $1.6 million, or 9.4%, and $5.3 million, or 1.1%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on September 30, 2019 totaled $791,000, an increase of $194,000, or 32.5%, from December 31, 2018. This increase is the result of more saleable loans being funded at quarter end. The Company recorded proceeds from the sale of these loans of $12.9 million and $285,000 in gains on sale of loans as of September 30, 2019 on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2019 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 351.5% of total risk-based capital. Construction, land and land development loans represent 46.0% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes proforma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses decreased $427,000, or 5.7%, to $7.0 million at September 30, 2019 from $7.4 million at December 31, 2018. For the three months ended September 30, 2019, net loan charge-offs totaled $383,000, or 0.15% of average loans, compared to net charge-offs of $218,000, or 0.09% of average loans, for the same period in 2018. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $80,000 in the three-month period ended September 30, 2019. For the nine months ended September 30, 2019, net loan charge-offs totaled $857,000, or 0.11% of average loans, compared to net charge-offs of $326,000, or 0.05%, for the same period in 2018. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $430,000 in the nine-month period ended September 30, 2019. Also for this period, the ratio of the allowance for loan and lease losses to nonperforming loans was 69.64%, compared to 102.83% for the same period in the prior year. This is due to nonperforming loans being well secured and not requiring specific reserves as of September 30, 2019. During the nine months ended September 30, 2019, one central Ohio loan of $3.2 million negatively affected nonperforming loans.  The reserve for this credit is $614,000. The issue is isolated to this particular borrower and it is not indicative of a trend in the market, portfolio, or an issue in underwriting. Offsetting this amount is a reserve reduction of $358,000 due to a charge off of $336,000, as well as a reserve reduction of $435,000 from the payoff of one impaired commercial real estate loan.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at September 30, 2019. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

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

	Asset Quality History

(Dollar amounts in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018

Nonperforming loans	$10,053	$10,729	$10,472	$7,540	$7,288
Other real estate owned	89	89

Nonperforming assets	$10,142	$10,818	$10,598	$7,810	$7,545

Allowance for loan and lease losses	7,001	7,304	7,206	7,428	7,494

Ratios:
Nonperforming loans to total loans	1.01%	1.07%	1.04%	0.76%	0.75%
Nonperforming assets to total assets	0.79%	0.84%	0.83%	0.63%	0.63%
Allowance for loan and lease losses to total loans	0.70%	0.73%	0.72%	0.75%	0.77%
Allowance for loan and lease losses to nonperforming loans	69.64%	68.08%	68.81%	98.51%	102.83%

Nonperforming loans exclude TDRs that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 26 TDRs accruing interest with a balance of $3.0 million as of September 30, 2019. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.2 million as of September 30, 2019, an increase of $3.6 million from $5.6 million at December 31, 2018.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2019, 91.9% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio decreased from 0.75% as of December 31, 2018 to 0.70% as of September 30, 2019.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.03 billion or 90.8% of the Company’s total average funding sources at September 30, 2019. Total deposits increased $18.3 million, or 1.8%, at September 30, 2019 from $1.02 billion at December 31, 2018. The total increase in deposits is the net of increases in time and interest-bearing demand deposits of $89.8 million, or 29.8%, and $14.9 million, or 16.2%, respectively, and decreases in noninterest-bearing demand deposits, savings, and money market deposits of $4.2 million, or 2.1%, $40.9 million, or 18.4%, and $41.3 million, or 21.0%, respectively, at September 30, 2019. The Company uses certain non-core funding instruments in order to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $144.4 million at September 30, 2019, as compared to $148.8 million at December 31, 2018. The expansion of net interest margin in the third quarter of 2019 is largely the result of the use of these deposits.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased $1.6 million, or 1.8%, to $92.0 million as of September 30, 2019. Other borrowings increased $3.6 million, or 40.4%, to $12.4 million as of September 30, 2019 from $8.8 million as of December 31, 2018. This increase is mainly due to the adoption of ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019, which resulted in the recording of financial lease liabilities in the amount of $2.7 million (see Note 9). This quarter, the Company tested its ability to shift off balance sheet liquidity to the balance sheet by borrowing an advance of $80.0 million for one day.

Stockholders’ equity. Stockholders’ equity increased $7.6 million, or 5.9%, to $135.9 million at September 30, 2019 from $128.3 million at December 31, 2018. This growth was the result of increases in retained earnings, AOCI, and common stock of $6.8 million, $2.3 million, and $692,000, respectively. This increase is net of an increase in treasury stock of $2.2 million, or 16.5% to $15.7 million as of September 30, 2019, from $13.5 million as of December 31, 2018. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change in AOCI is due to fair value adjustments of available-for-sale securities, the change in common stock is due to regular stock grants and dividend reinvestment and purchase plan distributions, and the change in treasury stock is due to the Company repurchasing 49,416 of its outstanding shares during the nine months ended September 30, 2019.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2019, was $3.3 million, a $35,000, or 1.1%, decrease from the amount earned during the same period in 2018. Diluted earnings per share for the quarter decreased to $1.01, compared to $1.02 from the same period in 2018. Net income for the nine months ended September 30, 2019, was $9.6 million, a $564,000, or 6.3%, increase from the amount earned during the same period in 2018. Diluted earnings per share for this nine-month period increased to $2.94, compared to $2.78 for the same period in 2018.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.07% and 9.41%, respectively, compared with 1.13% and 10.33% for the same period in 2018. The Company’s ROA and ROE for the nine-month period were 1.06% and 9.52%, respectively, compared with 1.06% and 9.73% for the same period in 2018.

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

Net interest income for the three months ended September 30, 2019 totaled $10.6 million, an increase of 3.2% from that reported in the comparable period of 2018. The net interest margin was 3.72% for the third quarter of 2019, no change from the 3.72% reported for the same quarter of 2018. Net interest income for the nine months ended September 30, 2019 totaled $31.1 million, an increase of 3.6% from that reported in the comparable period of 2018. The net interest margin was 3.69% for the nine-month period ended September 30, 2019, down from the 3.77% reported for the comparable period of 2018. The decline in the net interest margin is attributable to a 39 basis points increase in total interest bearing liabilities partially offset by an increase of 24 basis points in the yield on total interest earning assets for the nine-month period ended September 30, 2019. Net interest margin continues to compare favorably to peer and strengthened in the three months ended September 30, 2019, as a result of deposits repricing faster than assets.

Interest and dividend income. Interest and dividend income increased $1.1 million, or 8.2%, for the three months ended September 30, 2019, compared to the same period in the prior year. This is mainly attributable to an increase in interest and fees on loans of $983,000. Interest and dividend income increased $4.2 million, or 11.4%, for the nine months ended September 30, 2019, compared to the same period in the prior year. This is mainly attributable to an increase in interest and fees on loans of $3.9 million.

Interest and fees earned on loans receivable increased $983,000, or 8.3%, for the three months ended September 30, 2019, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $38.6 million, accompanied by a 20 basis point increase in the average yield to 5.09%. Interest and fees earned on loans receivable increased $3.9 million, or 11.4%, for the nine months ended September 30, 2019, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $59.8 million, accompanied by a 23 basis point increase in the average yield to 5.08%.

Net interest earned on securities increased by $54,000 for the three months ended September 30, 2019 when compared to the same period in the prior year. The average balance of investment securities increased $4.4 million, or 4.3%, while the 3.80% yield on the investment portfolio increased by 13 basis points, from 3.67%, for the same period in the prior year. Net interest earned on securities increased by $151,000 for the nine months ended September 30, 2019 when compared to the same period in the prior year. The average balance of investment securities increased $4.2 million, or 4.4%, while the 3.80% yield on the investment portfolio increased by 13 basis points, from 3.67%, for the same period in the prior year.

Interest expense. Interest expense increased $729,000, or 28.3%, for the three months ended September 30, 2019, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit, money market deposits and interest-bearing demand deposits of $103.1 million, or 35.4%, $10.0 million, or 6.8%, and $3.6 million, or 3.6%, respectively. This increase was accompanied by increases in costs of 115, 44, 34, and 2 basis points for the average balances of short-term borrowings, money market deposits, certificates of deposit, and interest-bearing demand deposits, respectively. The overall increase in deposits was utilized to pay down short-term borrowings, the average balance of which decreased by $51.2 million, or 90.9%. Interest expense increased $3.1 million, or 44.9%, for the nine months ended September 30, 2019, compared to the same period in the prior year. The increase is attributable to increases in the average balances of certificates of deposit, money market deposits, and interest-bearing demand deposits of $91.4 million, or 33.0%, $24.1 million, or 16.5%, and $5.0 million, or 5.3%, respectively. This increase was accompanied by increases in costs of 58, 55, 47, 37, 14, and 3 basis points for the average balances of money market deposits, short-term borrowings, certificates of deposit, other borrowings, savings deposits, and interest-bearing demand deposits, respectively. The overall increase in deposits was utilized to pay down short-term borrowings and other borrowings, the average balance of which decreased by $34.9 million, or 66.0%, and $5.2 million, or 28.3%, respectively.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $80,000 was recorded for the quarter ended September 30, 2019, a decrease of $130,000, or 61.9%, from the quarter ended September 30, 2018. A provision for loan losses of $430,000 was recorded for the nine-month period ended September 30, 2019, a decrease of $200,000, or 31.7%, from the same period in 2018. Nonperforming loans were $10.0 million, or 1.01%, of total loans at September 30, 2019 compared with $7.3 million, or 0.75%, at September 30, 2018. For the three months ended September 30, 2019, net loan charge-offs totaled $383,000, or 0.15% of average loans, compared to net charge-offs of $218,000, or 0.09% of average loans, for the third quarter of 2018. For the nine months ended September 30, 2019, net loan charge-offs totaled $857,000, or 0.11% of average loans, compared to net charge-offs of $326,000, or 0.05%, for the same period in 2018.

Noninterest income. Noninterest income increased $157,000, or 16.6%, for the three months ended September 30, 2019 over the comparable 2018 period. This increase was the result of increases in gains on sale of loans and in service charges on deposit accounts of $85,000, or 197.7%, and $80,000, or 16.3%, respectively. The increase in gains on sale of loans is due to an increase in saleable loans being sold during the quarter, and the increase in service charges on deposit accounts is due to an increase in fees assessed for statement printing services. Noninterest income increased $785,000, or 28.5%, for the nine months ended September 30, 2019 over the comparable 2018 period. This increase was the result of an increase in other income, investment securities gains on sale, and service charges on deposit accounts of $306,000, $194,000, and $193,000, respectively. The increase in other income is due to increases in revenue from investment services and income received from recoveries on acquired student loans.

Noninterest expense. Noninterest expense of $7.7 million for the third quarter 2019 was 8.2%, or $581,000, higher than the third quarter of 2018. Salaries and employee benefits and data processing costs increased $433,000, or 11.3%, and $99,000, or 20.6%, respectively. These increases were offset by a decrease in federal deposit insurance expense of $150,000, or 100.0%. The salary increase is mostly due to annual pay adjustments and an increase in employees. The increase in data processing costs is due to new and increased costs of processing agreements. The decrease in federal deposit insurance is due to the Company being determined to be eligible for small bank assessment credits. Noninterest expense of $22.7 million for the nine-month period ended September 30, 2019 was 5.4%, or $1.2 million, higher than the same period in 2018. Salaries and employee benefits, data processing costs, and Ohio state franchise tax, increased $790,000, or 6.8%, $234,000, or 17.2%, and $179,000, or 29.7%, respectively. These increases were offset by decreases in federal deposit insurance expense and advertising expense of $220,000, or 48.9%, and $89,000, or 12.8%, respectively. The salary increase is mostly due to annual pay adjustments and an increase in employees. The increase in data processing costs is due to new and increased costs of processing agreements, and the increase in Ohio state franchise tax is due to the increase in the Company’s franchise value.

Provision for income taxes. The Company recognized $661,000 in income tax expense, which reflected an effective tax rate of 16.8% for the three months ended September 30, 2019, as compared to $593,000 with an effective tax rate of 15.2% for the comparable 2018 period. The Company recognized $2.0 million in income tax expense, which reflected an effective tax rate of 17.0% for the nine months ended September 30, 2019, as compared to $1.6 million with an effective tax rate of 15.1% for the comparable 2018 period.

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

	For the Three Months Ended September 30,
	2019			2018

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$998,183	$12,804	5.09%	$959,576	$11,821	4.89%
Investment securities (3)	104,878	819	3.80%	100,518	765	3.67%
Interest-earning deposits with other banks (4)	44,925	262	2.31%	49,517	243	1.95%
Total interest-earning assets	1,147,986	13,885	4.86%	1,109,611	12,829	4.65%
Noninterest-earning assets	60,261			53,237
Total assets	$1,208,247			$1,162,848
Interest-bearing liabilities:
Interest-bearing demand deposits	$104,212	$103	0.39%	$100,605	$94	0.37%
Money market deposits	157,691	568	1.43%	147,702	367	0.99%
Savings deposits	196,187	337	0.68%	214,300	366	0.68%
Certificates of deposit	394,381	2,165	2.18%	291,251	1,351	1.84%
Short-term borrowings	5,156	42	3.23%	56,348	296	2.08%
Other borrowings	12,397	92	2.94%	12,512	104	3.30%
Total interest-bearing liabilities	870,024	3,307	1.51%	822,718	2,578	1.24%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	197,015			$210,746
Other liabilities	3,365			2,519
Stockholders' equity	137,843			126,865
Total liabilities and stockholders' equity	$1,208,247			$1,162,848
Net interest income		$10,578			$10,251
Interest rate spread (1)			3.35%			3.41%
Net interest margin (2)			3.72%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.95%			134.87%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $185 and $164 for the three months ended September 30, 2019 and 2018, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2019 and 2018, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2019 versus 2018

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$476	$507	$983
Investment securities	40	14	54
Interest-earning deposits with other banks	(23)	42	19
Total interest-earning assets	493	563	1,056

Interest-bearing liabilities:
Interest-bearing demand deposits	3	6	9
Money market deposits	25	176	201
Savings deposits	(31)	2	(29)
Certificates of deposit	478	336	814
Short-term borrowings	(269)	15	(254)
Other borrowings	(1)	(11)	(12)
Total interest-bearing liabilities	205	524	729

Net interest income	$288	$39	$327

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

	For the Nine Months Ended September 30,
	2019			2018

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,000,291	$37,998	5.08%	$940,468	$34,109	4.85%
Investment securities (3)	100,461	2,330	3.80%	96,222	2,179	3.67%
Interest-earning deposits with other banks (4)	44,985	761	2.26%	44,207	610	1.84%
Total interest-earning assets	1,145,737	41,089	4.86%	1,080,897	36,898	4.62%
Noninterest-earning assets	60,695			53,388
Total assets	$1,206,432			$1,134,285
Interest-bearing liabilities:
Interest-bearing demand deposits	$100,822	$263	0.35%	$95,784	$231	0.32%
Money market deposits	170,544	1,880	1.47%	146,420	981	0.90%
Savings deposits	199,829	1,090	0.73%	215,165	941	0.58%
Certificates of deposit	368,540	6,162	2.24%	277,145	3,650	1.76%
Short-term borrowings	17,967	334	2.49%	52,893	764	1.93%
Other borrowings	13,114	283	2.89%	18,282	344	2.52%
Total interest-bearing liabilities	870,816	10,012	1.54%	805,689	6,911	1.15%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	196,871			201,994
Other liabilities	4,369			2,904
Stockholders' equity	134,376			123,698
Total liabilities and stockholders' equity	$1,206,432			$1,134,285
Net interest income		$31,077			$29,987
Interest rate spread (1)			3.32%			3.47%
Net interest margin (2)			3.69%			3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.57%			134.16%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $523 and $461 for the nine months ended September 30, 2019 and 2018, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2019 and 2018, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2019 versus 2018

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$2,170	$1,719	$3,889
Investment securities	116	35	151
Interest-earning deposits with other banks	11	140	151
Total interest-earning assets	2,297	1,894	4,191

Interest-bearing liabilities:
Interest-bearing demand deposits	12	20	32
Money market deposits	162	737	899
Savings deposits	(67)	216	149
Certificates of deposit	1,204	1,308	2,512
Short-term borrowings	(504)	74	(430)
Other borrowings	(97)	36	(61)
Total interest-bearing liabilities	710	2,391	3,101

Net interest income	$1,587	$(497)	$1,090

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

For the nine months ended September 30, 2019, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at September 30, 2019. The following table indicates the capital ratios for Middlefield Bank and Company at September 30, 2019 and December 31, 2018.

	As of September 30, 2019
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.97%	11.68%	11.68%	12.37%
Middlefield Banc Corp.	10.46%	12.24%	11.45%	12.93%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2018
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.60%	11.09%	11.09%	11.83%
Middlefield Banc Corp.	10.26%	11.83%	11.03%	12.57%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2019 and December 31, 2018 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2019 and December 31, 2018 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2019 and December 31, 2018 for portfolio equity:

	September 30, 2019		December 31, 2018
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	0.10%	22.80%	(0.12%)	12.40%
-100bp	(1.50%)	(26.90%)	(1.56%)	(17.20%)

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2019, have remained unchanged from December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

              Details of repurchases of Company common stock during the third quarter of 2019 are included in the following table:

2019 period In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

July 1-31	-	$-	-	132,253
August 1-31	31,669	$48.04	31,669	100,584
September 1-30	-	$-	-	100,584
Total	31,669	$48.04

(a)

On April 16, 2019, the Company announced that the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to 150,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Program may be modified, suspended or terminated by the Company at any time. Repurchases are made in open market or privately negotiated transactions and the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations, including the results of the supervisory assessment of capital adequacy and capital planning processes undertaken by the Federal Reserve as part of the Comprehensive Capital Analysis and Review process.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other information

None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2019

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	filed herewith

10.4.6*	Change in Control Agreement between Middlefield Banc Corp. and John D. Lane	filed herewith

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	[reserved]

10.9*	[reserved]

10.10*	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	[reserved]

10.13*	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1*	[reserved]

10.23*	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.24*	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.25*	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Form 8-K Current Report filed on May 9, 2008

10.26*	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.27*	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 11, 2018

10.28*	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on August 7, 2018

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	XBRL Instance	furnished herewith

101.SCH***	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation	furnished herewith

* management contract or compensatory plan or arrangement

** management contract or compensatory plan or arrangement, a schedule has been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

MIDDLEFIELD BANC CORP.
Date: November 5, 2019	By: /s/Thomas G. Caldwell

Thomas G. Caldwell President and Chief Executive Officer

Date: November 5, 2019	By: /s/Donald L. Stacy

Donald L. Stacy Principal Financial and Accounting Officer