Form 10-K
period 2019-12-31
MIDDLEFIELD BANC CORP
filed 2020-03-04
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________ .

Commission file number 001-36613

Middlefield Banc Corp.
(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1585111
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

15985 East High Street, Middlefield, Ohio	44062-0035
Address of Principal Executive Offices	Zip Code

440-632-1666
Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant To Section 12(b) Of The Act:
Title of Each Class	MBCN	Name of Each Exchange on Which Registered
Common Stock, Without Par Value	Trading Symbol	The NASDAQ Stock Market, LLC
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value on June 30, 2019 of common stock held by non-affiliates of the registrant was approximately $123.9 million, based on the closing price of $20.50 per share of common stock as reported on the NASDAQ Capital Market. As of March 4, 2020, there were 6,427,667 shares of common stock issued and outstanding.

Documents Incorporated by Reference      Portions of the registrant’s definitive proxy statements for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2019 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED DECEMBER 31, 2019

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

Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s subsidiaries are:

1.     The Middlefield Banking Company (“MBC”, or the “Bank”), an Ohio-chartered commercial bank that began operations in 1901. MBC engages in a general commercial banking business in northeastern and central Ohio. MBC’s principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and the telephone number is (440) 632-1666.

2.     EMORECO Inc., an Ohio asset resolution corporation headquartered in Middlefield, Ohio. EMORECO exists to resolve and dispose of troubled assets. EMORECO’s principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035.

The Company makes available free of charge on its Internet website, www.middlefieldbank.bank, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

On March 13, 2019, MBC established a wholly owned subsidiary named Middlefield Investments, Inc. (MI), headquartered in Middlefield, Ohio. This operating subsidiary exists to hold and manage an investment portfolio. At December 31, 2019, MI’s assets consist of a cash account, investments and related accrued interest accounts. MI may only hold and manage investments, and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. All significant intercompany items have been eliminated between MBC and this subsidiary.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. At December 31, 2019, EMORECO’s assets consist of one cash account. According to Federal law governing bank holding companies, real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

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

MBC’s eleven Northeast Ohio branches are located in Cuyahoga, Geauga, Lake, Portage, Summit, Trumbull, and Ashtabula Counties. The economy of MBC’s Northeast Ohio market is centered around manufacturing and agriculture and includes a large Amish population. MBC’s main branch and three additional branches are located in Geauga County. Geauga County is the center of the 4th largest Amish population in the world. With a median family income of $94,654, Geauga County is ranked third highest among Ohio’s 88 counties.

MBC’s market area in Northeast Ohio benefits from the area’s proximity to Cleveland. The Cleveland metro area’s real personal income per capita is more than $5,200 greater than Ohio’s income per capita. The Cleveland MSA has a population of 2.1 million (2.8 million including Akron).

MBC’s offices in Beachwood and Solon, in Cuyahoga County, are located in two of the top twenty highest ranked cities in Ohio based upon median family income. Beachwood in eastern Cuyahoga County is suburban Cleveland’s premier commercial and financial center. Home to almost 3,000 companies, there is a high concentration of small businesses and affluent individuals in Beachwood. Beachwood’s 12,000 residents have a median household income of $88,287. 52% of the adult residents in Beachwood have at least a bachelor’s degree and 62% are in executive, managerial and professional positions. According to reliable third-party information, there are approximately 30,000 small businesses in Cuyahoga County.

Located in Central Ohio, Columbus is the state capital and largest city in Ohio. The Columbus metro area has experienced strong population growth since 2007, with a 1.2 percent average annual rate compared to 0.1 percent in Ohio and 0.8 percent nationally. According to the U.S. Census Bureau, Columbus saw the eleventh largest numeric population increase between July 1, 2017 and July 1, 2018 in the U.S. – making Columbus the only city in the Midwest on the top 15 list. The Columbus metro area’s real personal income per capita is approximately $3,200 greater than Ohio’s income per capita. The unemployment rate in the Columbus metro area is lower than the state and national rates and reached an 18-year low of 3.3 percent in June 2019. The employment growth rate for the Columbus metro area is faster than Ohio’s growth, responsible for 1 in every 3 new jobs in Ohio. Construction continues to be the fastest-growing sector in the Columbus metro area, as it has been since 2015. Government hiring surged in the 12 months through March 2019 and the financial activities sector, an area in which the Columbus area is specialized relative to the state or nation, is also growing steadily. Per capita income in the Columbus metro area continues to be above the statewide level for Ohio.

MBC’s five central Ohio branches are located in Dublin and Westerville, of Franklin County, Sunbury and Powell, of Delaware County, and Plain City, of Madison County. According to the U.S. Census Bureau, Delaware County is the fastest growing county in Ohio. Based upon the U.S. Census Bureau’s 2014-2018 American Community Survey 5-Year Estimates, Delaware, Madison, and Franklin counties are the first, seventeenth and twentieth highest ranked counties, respectively, among Ohio’s 88 counties based upon median family income. Powell and Dublin are the fourth and fifth highest ranked cities, respectively, in Ohio based upon median family income. A city of more than 47,000 residents located just northwest of Columbus, Ohio, Dublin is home to more than 20 corporate headquarters, an entrepreneurial center, and 4,300+ businesses. Dublin is also home to Ohio’s largest corporation, Cardinal Health – 21 on the Fortune 500 list – and Dublin is headquarters of the Wendy’s Company.

MBC is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

Lending — Loan Portfolio Composition and Activity. The Bank makes residential and commercial mortgage, home equity, secured and unsecured consumer installment, commercial and industrial, and real estate construction loans for owner-occupied and income producing properties. The Bank’s Credit Policy aspires to a loan composition mix consisting of approximately 25% to 50% consumer purpose transactions including residential real estate loans, home equity loans and other consumer loans. The Policy is also designed to provide for 55% to 70% of total loans as business purpose commercial loans and business and consumer credit card accounts of up to 5% of total loans.

Lending Limit Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the Bank’s primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2019, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $19.3 million.

The Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans and Small Business Administration loans for qualified businesses. A portion of the Bank’s commercial loans is designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the Bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The Bank’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

The following table shows on a consolidated basis the composition of the loan portfolio along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Type of loan:
Commercial and industrial	$89,527	$83,857	$101,346	$60,630	$42,536
Real estate - construction	63,246	56,731	47,017	23,709	22,137
Real estate - mortgage:
Residential	347,047	336,487	318,157	270,830	232,478
Commercial	470,027	498,247	437,947	249,490	231,701
Consumer installment	14,411	16,787	18,746	4,481	4,858

Total loans	984,258	992,109	923,213	609,140	533,710
Less:
Allowance for loan and lease losses	6,768	7,428	7,190	6,598	6,385

Net loans	$977,490	$984,681	$916,023	$602,542	$527,325

The following table presents consolidated maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2019
	Commercial		Real Estate -
	and	Real Estate -	Mortgage
(Dollars in thousands)	Industrial	Construction	Commercial	Total
Amount due:
In one year or less	$18,919	$5,126	$16,648	$40,693
After one year through five years	38,130	8,792	108,010	154,932
After five years	32,478	49,328	345,369	427,175

Total amount due	$89,527	$63,246	$470,027	$622,800

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all loans due after December 31, 2019 that have predetermined interest rates and the dollar amount of all loans due after December 31, 2019 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial and industrial	$44,748	$44,779	$89,527
Real estate - construction	6,351	56,895	63,246
Real estate - mortgage:
Commercial	144,397	325,630	470,027

	$195,496	$427,304	$622,800

Residential Mortgage Loans A significant portion of the Bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, Summit, Cuyahoga, Delaware, Madison, and Ashtabula counties. Residential mortgage loans approximated $347.0 million or 35.3% of the Bank’s total loan portfolio at December 31, 2019.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 90.2% of the portfolio of conventional mortgage loans secured by 1-4 family real estate at December 31, 2019 is adjustable rate. Generally, the Bank originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac guidelines that are saleable to Freddie Mac. These loans are sold with servicing rights retained, and are sold in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

The Bank’s home equity credit policy generally allows for a loan of up to 85% of a property’s appraised value (and up to 89% for qualifying properties or borrowers), less the principal balance of the outstanding first mortgage loan. The Bank’s home equity loans generally have terms of 20 years.

At December 31, 2019, residential mortgage loans of approximately $3.3 million were non-accruing or 90 days or more delinquent and accruing on that date, representing 0.9% of the residential mortgage loan portfolio. At December 31, 2018, residential mortgage loans of approximately $3.5 million were over 90 days delinquent or non-accruing on that date, representing 1.0% of the residential mortgage loan portfolio.

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

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises and income-producing or farm properties. Although the Bank makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risks of commercial real estate loans are loss of income of the owner or lessee of the property and the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear more risk than single-family residential mortgage loans, they tend to be higher yielding, have shorter terms and provide for interest-rate adjustments. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio composed strictly of residential real estate mortgage loans.

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

The fair value of collateral for collateralized commercial loans must exceed the Bank’s exposure. For this purpose, fair value is determined by independent appraisal or by the loan officer’s estimate employing guidelines established by the Credit Policy. Loans not secured by real estate generally have terms of five years or fewer, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and term loans secured by collateral having a useful life exceeding five years may have longer terms. The Bank’s Credit Policy allows for terms of up to 20 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum LTV ratio for commercial real estate loans is 80% of the appraised value or cost, whichever is less.

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

At December 31, 2019, commercial and commercial real estate loans totaled $559.6 million, or 56.9% of the Bank’s total loan portfolio. At December 31, 2019, commercial and commercial real estate loans of approximately $5.4 million were non-accruing or 90 days or more delinquent and accruing on that date, and represented 1.0% of the commercial and commercial real estate loan portfolios. At December 31, 2018, commercial and commercial real estate loans totaled $582.1 million, or 58.7% of the Bank’s total loan portfolio. At December 31, 2018, commercial and commercial real estate loans of approximately $4.1 million were over 90 days delinquent or non-accruing on that date, and represented 0.7% of the commercial and commercial real estate loan portfolios.

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

At December 31, 2019, real estate construction loans totaled $63.2 million, or 6.4% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date. At December 31, 2018, real estate construction loans totaled $56.7 million, or 5.7% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date.

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

At December 31, 2019, the Bank had approximately $14.4 million in its consumer installment loan portfolio, representing 1.5% of total loans. At December 31, 2019, consumer installment loans of approximately $197,000 were non-accruing or 90 days or more delinquent and accruing on that date, and represented 1.4% of the consumer installment loan portfolio. At December 31, 2018, the Bank had approximately $16.8 million in its consumer installment loan portfolio, representing 1.7% of total loans. At December 31, 2018, consumer installment loans of approximately $4,000 were non-accruing or 90 days or more delinquent and accruing on that date, and represented 0.0% of the consumer installment loan portfolio.

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

Mortgage Banking Activity The Bank originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2019, the Bank recorded gains of $433,000 on the sale of $19.7 million in loans receivable originated for sale. During the year ended December 31, 2018, the Bank recorded gains of $231,000 on the sale of $13.3 million in loans receivable originated for sale. The sold loans were sold on a servicing retained basis to Freddie Mac.

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

Consolidated classified loans were as follows:

	December 31,

	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$11,028	1.12%	$13,076	1.32%	$11,829	1.28%	$5,657	0.93%	$5,297	0.99%
Substandard	15,291	1.55%	13,867	1.40%	13,625	1.48%	11,777	1.93%	15,586	2.92%
Doubtful	-	0.00%	-	0.00%	-	0.00%	-	0.00%	130	0.02%

Total amount due	$26,319	2.67%	$26,943	2.72%	$25,454	2.76%	$17,434	2.86%	$21,013	3.93%

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

The following table exhibits the consolidated amortized cost of the Bank’s investment portfolio:

	December 31,
(Dollars in thousands)	2019	2018	2017
Available for Sale:
U.S. government agency securities	$-	$7,442	$8,664
Subordinated debt	4,000	-	-
Obligations of states and political subdivisions:
Taxable	500	502	504
Tax-exempt	80,436	72,387	65,408
Mortgage-backed securities in government- sponsored entities	18,465	18,185	18,640
Total Available-for-Sale Securities	$103,401	$98,516	$93,216

The contractual maturity of investment debt securities is as follows:

	December 31, 2019
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
Subordinated debt	$-	-	$-	-	$4,000	6.00%	$-	-	$4,000	6.00%	$4,126
Obligations of states and political subdivisions:
Taxable	-	-	500	5.30%	-	-	-	-	500	5.30%	501
Tax-exempt **	148	5.30%	726	4.71%	9,701	4.80%	69,861	3.84%	80,436	3.96%	82,476
Mortgage-backed securities in government-sponsored entities	-	-	98	3.11%	2,912	1.84%	15,455	2.94%	18,465	2.77%	18,630
Total	$148	5.30%	$1,324	4.81%	$16,613	4.57%	$85,316	3.67%	$103,401	3.83%	$105,733

** Tax equivalent yield calculated using a 21% tax rate

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2019, the Bank also held 38,477 shares of $100 par value Federal Home Loan Bank (“FHLB”) of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock at December 31, 2019 was $3.8 million.

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

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2019, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$105,311	42.73%
Beyond three but within six months	14,207	5.76%
Beyond six but within twelve months	65,279	26.49%
Beyond one year	61,654	25.02%

Total	$246,451	100.00%

Borrowings Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement. At December 31, 2019, MBC had $5.4 million of FHLB borrowings outstanding. The Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, 2019, 2018, and 2017, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2019	2018	2017

Balance at year-end	$5,075	$90,398	$74,707
Average balance outstanding	14,808	42,231	63,910
Maximum month-end balance	92,000	101,857	114,025
Weighted-average rate at year-end	1.66%	2.53%	1.36%
Weighted-average rate during the year	2.49%	1.99%	1.18%

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

Other important standard competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that the Bank’s commitment to personal service, innovation, and involvement in the communities and primary market areas that the Bank serves, as well as the Bank’s commitment to quality community banking service, are factors that contribute to the Bank’s competitive advantage and will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Personnel

As of December 31, 2019, the Bank had 194 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

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

Financial Holding Companies On November 12, 1999, the Gramm-Leach-Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The legislation creates a new category of holding company called a “financial holding company.” Financial holding companies may engage in any activity that is:

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

The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account, among others, changes in technology, changes in the banking marketplace, and competition for banking services. The Company is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act. Federal Reserve Board rules require that all of the depository institution subsidiaries of a financial holding company be and remain well capitalized and well managed. If all depository institution subsidiaries of a financial holding company do not remain well capitalized and well managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days. In the meantime, the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities. If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary.

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

In determining the amount or risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk-weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and high volatility commercial real estate loans.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institutions does not hold a “capital conservation buffer: consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2019, the Bank exceeded the regulatory requirement for the “capital conservation buffer.”

In November 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report.

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

A financial institution’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, an institution that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval, which can have an adverse effect on the bank’s liquidity. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will satisfy its plan obligations. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. If bankruptcy of a bank holding company occurs, any commitment by the bank holding company to a Federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment. Bank regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution becomes critically undercapitalized.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the bank:

	As of December 31, 2019
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.35%	12.12%	12.12%	12.79%
Middlefield Banc Corp.	10.23%	12.56%	11.77%	13.23%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The Dodd-Frank Act The Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) became law on July 21, 2010. The DFA includes corporate governance and executive compensation reforms, new registration requirements for hedge fund and private equity fund advisers, increased regulation of over-the-counter derivatives and asset-backed securities, and new rules for credit rating agencies. The DFA includes these provisions:

•

Title X established the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has responsibility for most consumer protection laws, with rulemaking, supervisory, examination, and enforcement authority.

•

the FDIC’s minimum reserve ratio was increased from 1.15% to 1.35%, with the goal of attaining that 1.35% level by September 30, 2020.  As of September 30, 2019, the reserve ratio exceeded the required minimum of 1.35%. The FDIC awarded small banks (i.e., banks with total consolidated assets of less than $10 billion) assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35% to be applied when the reserve ratio is at least 1.35%.  The reserve ratio reached 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019).  The FDIC will continue to apply small bank credits so long as the Reserve Ratio is at least 1.35%.  After applying small bank credits for four quarters, the FDIC will remit to small banks the value of any remaining small bank credits in the next assessment period in which the Reserve Ratio is at least 1.35%.  The DFA gives the FDIC much greater discretion to manage its insurance fund reserves, including where to set the insurance fund’s designated reserve ratio.

•	the deposit insurance cover limit was increased to $250,000.

•	section 627 repealed the longstanding prohibition against financial institutions paying interest on checking accounts.

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

Significant mortgage rules mandated by the DFA provisions were enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. Final rules issued by the Bureau or jointly with other regulatory agencies implemented requirements under the DFA regarding mortgage-related matters such as ability-to-repay, qualified mortgage standards, mortgage servicing, mortgage loan originator compensation, escrow requirements for higher-priced mortgage loans, and providing appraisals.  These new mortgage rules, effective in January 2014, addressed problems consumers faced in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.

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

-

Simplified Capital Requirements for Community Banks. Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to adopt a simple leverage ratio to measure capital adequacy. The community bank leverage ratio framework removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that opts into the framework. To qualify for the framework, a community bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. The final rule was modified from the November 2018 proposal to reduce compliance burden while maintaining safety and soundness for qualifying community banks. In particular, the community bank leverage ratio incorporates tier 1 capital as the numerator. In addition, a community bank that falls out of compliance with the framework will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8%. A bank will be deemed well-capitalized during the grace period. The community bank leverage ratio framework will first be available for banking organizations to use in their March 31, 2020, Call Report or Form FR Y-9C, as applicable. Banking organizations can opt into or out of the community bank leverage ratio framework in a subsequent Call Report or Form FR Y-9C, as applicable. The agencies have prepared a compliance guide to accompany the rule.

The agencies issued the simplifying changes in July 2019.

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

As of June 30, 2019, the Deposit Insurance Fund reserve ratio exceeded the required minimum of 1.35% set by the DFA. Small banks, such as the Bank, with total assets less than $10 billion began receiving credits, starting with the September 30, 2019 deposit insurance assessment invoice, to offset the portion of their assessments that helped to raise the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%. The FDIC will continue to apply small bank credits so long as the Reserve Ratio is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to small banks the value of any remaining small bank credits in the next assessment period in which the Reserve Ratio is at least 1.35%. The Bank received assessment credits in 2019 of approximately $244,000, resulting in a decrease in federal deposit insurance expense on the Consolidated Income Statements of 58.2% from the expense recorded in the prior year. The Bank expects to receive approximately $16,000 of credits in 2020 remaining from the 2019 assessment.

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

MBC’s CRA performance evaluation dated January 21, 2020 states that MBC’s CRA rating is “Satisfactory.”

Federal Home Loan Bank The Federal Home Loan Bank serves as a credit source for its members. As a member of the FHLB of Cincinnati, MBC is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to the FHLB member bank’s amount of loans, and or “advances,” from the FHLB.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.

Cybersecurity Recent statements by federal regulators regarding cybersecurity indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing Internet-based services of the financial institution. Financial institution management is also expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Bank fails to observe regulatory guidance regarding appropriate cybersecurity safeguards, we could be subject to various regulatory sanctions, including financial penalties.

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

The Company does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio and central Ohio markets in which the Company operates have high concentrations of financial institutions. Many of the financial institutions operating in our markets are branches of significantly larger institutions headquartered in Cleveland or in Columbus, with significantly greater financial resources and higher lending limits. In addition, many of these institutions offer services that the Company does not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities. The Company accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.

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

A new accounting standard may require us to increase our allowance for loan and lease losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Bank for our first fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses Any change in the allowance for loan and lease losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. A banking organization that experiences a reduction in retained earnings as of the CECL adoption date may elect to phase in the regulatory capital impact of adopting CECL over a three-year transition period. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations. Upon adoption of the CECL, credit loss allowances may increase, which would decrease retained earnings and thereby affect common equity tier 1 capital for regulatory capital purposes. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses. Successful implementation may require adjustments to existing data elements and credit loss methods.

Material breaches in security of bank systems may have a significant effect on the Company’s business. Financial institutions are under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant operational, reputational, legal and/or regulatory costs to us, if successful. We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both banks and third party service providers. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure systems will not be inoperable. We also have security to prevent unauthorized access to the system. In addition, we require third party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

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

A transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts could negatively affect the value of various financial contracts. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis will not be guaranteed after 2021. The Company formed a special purpose entity to issue $8.0 million of floating rate mandatorily redeemable trust preferred securities (“TruPS”). The rate on the TruPS adjusts quarterly, equal to LIBOR plus 1.67%. The cessation of LIBOR quotes in 2021 and the uncertainty over possible replacement rates for LIBOR will affect our TruPS. The Company expects a consensus as to what rate or rates may become accepted alternatives to LIBOR in 2020.

Climate change, natural disasters, acts of war or terrorism, the impact of pandemics or endemics, and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, may have a destabilizing effect on financial markets and economic activity.  In addition, coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. Coronavirus has the potential to negatively impact our and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition or results of operations. A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  In addition, we own and operate certain properties that may be subject to similar environmental liability risks.

Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

The increasing complexity of the Company’s operations presents varied risks that could affect its earnings and financial condition. The Company processes a large volume of transactions on a daily basis and is exposed to numerous types of risks related to internal processes, people and systems. These risks include, but are not limited to, the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, breaches of data security and our internal control system and compliance with a complex array of consumer and safety and soundness regulations. We could also experience additional loss as a result of potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable laws and regulations.

The Company has established and maintains a system of internal controls that provides management with information on a timely basis and allows for the monitoring of compliance with operational standards. These systems have been designed to manage operational risks at an appropriate, cost effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Losses from operational risks may still occur, however, including losses from the effects of operational errors.

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

Our most important source of funds is deposits. As of December 31, 2019, approximately $460.7 million, or 45.1%, of our total deposits were negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

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

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern and central Ohio, particularly Franklin, Geauga, Portage, Trumbull, Ashtabula, Summit, Delaware, Madison, and Cuyahoga Counties. A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely lead to deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. Borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. Rising commercial real estate lending concentrations may expose institutions like the Bank to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. In addition, institutions that are exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are encouraged to identify and monitor credit concentrations and enhance risk management systems. At December 31, 2019, non-owner occupied commercial real estate loans (including construction, land, and land development loans) represent 331.6% of total risk-based capital and the Bank’s commercial real estate loan portfolio has increased by approximately 42.0% during the prior 36 months. Construction, land, and land development loans represent 49.4% of total risk-based capital as of December 31, 2019. The Bank has determined that its CRE portfolio concentration levels require enhanced monitoring under the regulatory guidance. Management has implemented and continues to maintain heightened portfolio monitoring and reporting, and enhanced underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, our level of commercial real estate lending could limit our growth or require us to obtain additional capital, lead to increased regulatory scrutiny, and could have a material adverse effect on our business, financial condition and results of operations.

Our net-loan-to-deposit-ratio is higher than our peer group and may affect our future profitability and growth. At December 31, 2019, the ratio of our net loans to our total deposits was 95.8%. FDIC-insured, low-cost deposits are a stable and desirable source of funding for banks. If we have insufficient core deposits to fund our loan growth, we may be required to rely more heavily on nondeposit sources of funds. The availability and cost of nondeposit funding are more sensitive to changing economic or financial conditions. Our need to rely on noncore funding sources to support future growth may reduce our net interest margin and have an adverse effect on our profitability.

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

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations. We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to transition to other service providers in an orderly manner, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2019, MBC could have declared dividends of approximately $20.5 million in the aggregate to the Company. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends.

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

The value of our goodwill and core deposit intangible assets may decline in the future. As of December 31, 2019, we had $17.1 million of goodwill and core deposit intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and core deposit intangible assets. If we were to conclude that a future write-down of goodwill and core deposit intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with the Company’s Common Stock

A limited trading market exists for our common shares which could lead to price volatility. Your ability to sell our common shares depends upon the existence of an active trading market for our common shares. While our stock is quoted on the NASDAQ Capital Market, trading volume in our common stock is moderate. As a result, you may be unable to sell or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. In addition, even if a more active market of our common stock develops, we cannot assure you that such a market will continue.

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

     Not applicable

Item 2 — Properties

     The Bank’s principal executive offices are located at 15985 East High Street, Middlefield, Ohio 44062.

     As of the date of this Annual Report on Form 10-K, MBC has seventeen financial centers and one administrative office as listed below:

●	financial service offices in Middlefield (two offices), Chardon, and Newbury in Geauga County;

●	an administrative office in Middlefield in Geauga County;

●	financial service offices in Garrettsville and Mantua in Portage County;

●	a financial service office in Orwell in Ashtabula County;

●	a financial service office in Cortland in Trumbull County;

●	financial service offices in Dublin and Westerville in Franklin County;

●	a loan production office in Mentor in Lake County;

●	financial service offices in Sunbury and Powell in Delaware County;

●	financial service offices in Beachwood and Solon in Cuyahoga County;

●	a financial service office in Twinsburg in Summit County;

●	a financial service office in Plain City in Madison County.

At December 31, 2019, the net book value of the Bank’s investment in premises and equipment totaled $17.9 million.

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

Item 4 — Mine Safety Disclosures

Not applicable

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “MBCN.” At the close of business on December 31, 2019, there were approximately 1,002 shareholders of record.

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Return on Equity and Assets” and “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2019 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 — Selected Financial Data

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2019 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

The Company’s Code of Ethics is available on the corporate website at https://www.middlefieldbank.bank/uploads/userfiles/files/documents/Code-of-Ethics.pdf. In addition, any future amendments to, or waivers from, a provision of the Code of Ethics that applies to the Company’s directors or executive officers (including the Chief Executive Officer and Principal Financial and Accounting Officer) will be posted at this internet address.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2019 and 2018 and for each of the two years in the period ended December 31, 2019:
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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6*	Change in Control Agreement between Middlefield Banc Corp. and John D. Lane	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	filed herewith

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	filed herewith

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	filed herewith

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	filed herewith

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	filed herewith

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	filed herewith

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

13	Portions of Annual Report to Shareholders for the year ended December 31, 2019 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	XBRL Instance	furnished herewith

101.SCH***	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation	furnished herewith

* management contract or compensatory plan or arrangement

** management contract or compensatory plan or arrangement, a schedule has been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

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
Date: March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 4, 2020
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 4, 2020
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 4, 2020
Carolyn J. Turk, Director

/s/ Eric W. Hummel	March 4, 2020
Eric W. Hummel, Director

/s/ James R. Heslop, II	March 4, 2020
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 4, 2020
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 4, 2020
James J. McCaskey, Director

/s/ William J. Skidmore	March 4, 2020
William J. Skidmore, Chairman of the Board

/s/ Robert W. Toth	March 4, 2020
Robert W. Toth, Director

/s/ Clayton W. Rose, III	March 4, 2020
Clayton W. Rose, III, Director

/s/ Darryl E. Mast	March 4, 2020
Darryl E. Mast, Director

/s/ Thomas W. Bevan	March 4, 2020
Thomas W. Bevan, Director

/s/ William A. Valerian	March 4, 2020
William A. Valerian, Director