Form 10-Q
period 2020-03-31
MIDDLEFIELD BANC CORP
filed 2020-05-06
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

 or

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
Outstanding at May 6, 2020: 6,369,467

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Cash and due from banks	$53,533	$35,113
Federal funds sold	1,800	-
Cash and cash equivalents	55,333	35,113
Equity securities, at fair value	550	710
Investment securities available for sale, at fair value	102,959	105,733
Loans held for sale	513	1,220
Loans:
Commercial real estate:
Owner occupied	113,272	102,386
Non-owner occupied	292,775	302,180
Multifamily	52,276	62,028
Residential real estate	233,900	234,798
Commercial and industrial	106,797	89,527
Home equity lines of credit	114,933	112,248
Construction and other	71,186	66,680
Consumer installment	12,861	14,411
Total loans	998,000	984,258
Less: allowance for loan and lease losses	9,244	6,768
Net loans	988,756	977,490
Premises and equipment, net	17,653	17,874
Goodwill	15,071	15,071
Core deposit intangibles	1,973	2,056
Bank-owned life insurance	16,618	16,511
Accrued interest receivable and other assets	14,513	10,697

TOTAL ASSETS	$1,213,939	$1,182,475

LIABILITIES
Deposits:
Noninterest-bearing demand	$206,372	$191,370
Interest-bearing demand	125,184	107,844
Money market	156,556	160,826
Savings	175,468	192,003
Time	340,130	368,800
Total deposits	1,003,710	1,020,843
Short-term borrowings:
Federal funds purchased	-	75
Federal Home Loan Bank advances	60,000	5,000
Total short-term borrowings	60,000	5,075
Other borrowings	12,662	12,750
Accrued interest payable and other liabilities	4,880	6,032
TOTAL LIABILITIES	1,081,252	1,044,700

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,298,829 and 7,294,792 shares issued; 6,369,467 and 6,423,630 shares outstanding	86,722	86,617
Retained earnings	65,140	65,063
Accumulated other comprehensive (loss) income	(2,237)	1,842
Treasury stock, at cost; 929,362 and 871,162 shares	(16,938)	(15,747)
TOTAL STOCKHOLDERS' EQUITY	132,687	137,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,213,939	$1,182,475

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,078	$12,488
Interest-earning deposits in other institutions	94	187
Federal funds sold	21	7
Investment securities:
Taxable interest	157	179
Tax-exempt interest	629	565
Dividends on stock	30	58
Total interest and dividend income	13,009	13,484

INTEREST EXPENSE
Deposits	2,865	2,945
Short-term borrowings	35	213
Other borrowings	76	96
Total interest expense	2,976	3,254

NET INTEREST INCOME	10,033	10,230

Provision for loan losses	2,740	240

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,293	9,990

NONINTEREST INCOME
Service charges on deposit accounts	553	508
(Loss) gain on equity securities	(160)	58
Earnings on bank-owned life insurance	107	105
Gain on sale of loans	114	59
Other income	460	402
Total noninterest income	1,074	1,132

NONINTEREST EXPENSE
Salaries and employee benefits	3,524	4,124
Occupancy expense	550	553
Equipment expense	273	235
Data processing costs	666	465
Ohio state franchise tax	268	259
Federal deposit insurance expense	123	130
Professional fees	349	431
Advertising expense	209	203
Software amortization expense	141	145
Core deposit intangible amortization	83	85
Other expense	1,066	870
Total noninterest expense	7,252	7,500

Income before income taxes	1,115	3,622
Income taxes	74	611

NET INCOME	$1,041	$3,011

EARNINGS PER SHARE
Basic	$0.16	$0.46
Diluted	$0.16	$0.46

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income	$1,041	$3,011

Other comprehensive (loss) income:
Net unrealized holding (loss) gain on available-for-sale investment securities	(5,163)	1,006
Tax effect	1,084	(211)

Total other comprehensive (loss) income	(4,079)	795

Comprehensive (loss) income	$(3,038)	$3,806

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2019	7,294,792	$86,617	$65,063	$1,842	$(15,747)	$137,775

Net income			1,041			1,041
Other comprehensive loss				(4,079)		(4,079)
Stock-based compensation, net	4,037	105				105
Treasury shares acquired (58,200 shares)					(1,191)	(1,191)
Cash dividends ($0.15 per share)			(964)			(964)

Balance, March 31, 2020	7,298,829	$86,722	$65,140	$(2,237)	$(16,938)	$132,687

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2018	7,260,994	$85,925	$56,037	$(154)	$(13,518)	$128,290

Net income			3,011			3,011
Other comprehensive income				795		795
Dividend reinvestment and purchase plan	9,044	196				196
Stock-based compensation, net	15,032	316				316
Cash dividends ($0.14 per share)			(909)			(909)

Balance, March 31, 2019	7,285,070	$86,437	$58,139	$641	$(13,518)	$131,699

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$1,041	$3,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,740	240
Loss (gain) on equity securities	160	(58)
Depreciation and amortization of premises and equipment, net	306	259
Software amortization expense	141	145
Financing lease amortization expense	99	69
Amortization of premium and discount on investment securities, net	84	94
Accretion of deferred loan fees, net	(255)	(259)
Amortization of core deposit intangibles	83	85
Stock-based compensation (income) expense, net	(302)	186
Restricted stock cash portion	-	(44)
Origination of loans held for sale	(3,232)	(2,556)
Proceeds from sale of loans	4,053	1,960
Gain on sale of loans	(114)	(37)
Earnings on bank-owned life insurance	(107)	(105)
Deferred income tax	(308)	295
Net gain on other real estate owned	-	(43)
Increase in accrued interest receivable	(195)	(200)
Increase in accrued interest payable	63	192
Other, net	(1,277)	(2,553)
Net cash provided by operating activities	2,980	681

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	2,779	3,799
Purchases	(5,252)	(2,679)
Increase in loans, net	(14,052)	(12,616)
Proceeds from the sale of other real estate owned	-	225
Purchase of premises and equipment	(184)	(295)
Purchase of restricted stock	(1,600)	-
Net cash used in investing activities	(18,309)	(11,566)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(17,133)	24,164
Increase in short-term borrowings, net	54,925	602
Net repayment of other borrowings	(88)	(56)
Proceeds from dividend reinvestment and purchase plan	-	196
Repurchase of treasury shares	(1,191)	-
Cash dividends	(964)	(909)
Net cash provided by financing activities	35,549	23,997

Increase in cash and cash equivalents	20,220	13,112

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,113	107,933

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,333	$121,045

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended
	March 31,
	2020	2019
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,913	$3,062

Noncash operating transactions:
Operating lease assets added to other, net	$-	$(2,101)
Operating lease liabilities added to other, net	-	2,101
Noncash investing transactions:
Transfers from loans to other real estate owned	$301	$38
Finance lease assets added to premises and equipment	-	(2,771)
Noncash financing transactions:
Finance lease liabilities added to borrowed funds	$-	$2,771

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

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management will continue to monitor model output throughout the deferral period.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

In accordance with ASC Topic 606, management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 91.8% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31,

Noninterest Income	2020	2019
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$190	$248
ATM banking fees	210	194
Service charges and other fees	153	66
(Loss) gain on equity securities (a)	(160)	58
Earnings on bank-owned life insurance (a)	107	105
Gain on sale of loans (a)	114	59
Revenue from investment services	131	138
Other income	329	264
Total noninterest income	$1,074	$1,132

Net gain on other real estate owned	$-	$43

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of March 31, 2020 and 2019.

Stock option activity during the three months ended March 31, 2020 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2020	14,500	$8.78
Exercised	(1,000)	8.78

Outstanding, March 31, 2020	13,500	$8.78

Exercisable, March 31, 2020	13,500	$8.78

The following table presents the activity during the three months ended March 31, 2020 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2020	61,040	$21.73
Granted	23,648	26.09
Nonvested at March 31, 2020	84,688	$22.94

Expected to vest as of March 31, 2020	1,000	$22.65

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of ($408,000) and $90,000 was recognized for the three-month periods ended March 31, 2020 and 2019, respectively. The expense recorded as of March 31, 2020 is the result of the decrease in the market valuations of the plans. Vesting of shares under the plan is contingent on a combination of service period and a performance condition tied to the total shareholder return on the Company’s stock. Due to the change in market conditions during the quarter ended March 31, 2020, there was a significant decrease in the probability of the achievement of the performance condition which resulted in a decrease in the liability related to the Plan and a reversal of compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $287,000 and $236,000 at March 31, 2020 and 2019, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of March 31, 2020 totals $219,000, of which $94,000 is estimated for the rest of 2020, $88,000 for 2021, $34,000 for 2022, and $4,000 for 2023.

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

	For the Three
	Months Ended
	March 31,
	2020	2019

Weighted-average common shares issued	7,298,740	7,270,608

Average treasury stock shares	(881,631)	(772,330)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	6,417,109	6,498,278

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	12,334	12,290

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	6,429,443	6,510,568

Options to purchase 13,500 shares of common stock at $8.78 per share, were outstanding during the three months ended March 31, 2020. Also outstanding were 84,688 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

Options to purchase 14,900 shares of common stock at $8.78 per share, were outstanding during the three months ended March 31, 2019. Also outstanding were 61,334 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of March 31, 2020, the Company held 929,362 of the Company’s shares, which is an increase of 58,200 for the three months ended March 31, 2020, from the 871,162 shares held as of December 31, 2019.

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

		March 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$4,221	$-	$4,221
Obligations of states and political subdivisions	-	81,256	-	81,256
Mortgage-backed securities in government-sponsored entities	-	17,482	-	17,482
Total debt securities	-	102,959	-	102,959
Equity securities in financial institutions	550	-	-	550
Total	$550	$102,959	$-	$103,509

		December 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$4,126	$-	$4,126
Obligations of states and political subdivisions	-	82,977	-	82,977
Mortgage-backed securities in government-sponsored entities	-	18,630	-	18,630
Total debt securities	-	105,733	-	105,733
Equity securities in financial institutions	710	-	-	710
Total	$710	$105,733	$-	$106,443

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

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value at initial foreclosure or subsequent to the initial measurement. No such devaluation occurred in the three months ended March 31, 2020.

		March 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,566	$4,566

		December 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$5,166	$5,166

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $2.0 million and $2.1 million as of March 31, 2020 and December 31, 2019, respectively.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
March 31, 2020
Impaired loans	$4,566	Appraisal of collateral (1)	Appraisal adjustments (2)	35.4%	to	49.5%	(36.2%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
December 31, 2019
Impaired loans	$5,166	Appraisal of collateral (1)	Appraisal adjustments (2)	40.3%	to	47.4%	(41.8%)

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2020
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$55,333	$55,333	$-	$-	$55,333
Loans held for sale	513	-	513	-	513
Net loans	988,756	-	-	983,780	983,780
Bank-owned life insurance	16,618	16,618	-	-	16,618
Federal Home Loan Bank stock	5,448	5,448	-	-	5,448
Accrued interest receivable	3,666	3,666	-	-	3,666

Financial liabilities:
Deposits	$1,003,710	$663,580	$-	$346,386	$1,009,966
Short-term borrowings	60,000	60,000	-	-	60,000
Other borrowings	12,662	-	-	12,706	12,706
Accrued interest payable	980	980	-	-	980

	December 31, 2019
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$35,113	$35,113	$-	$-	$35,113
Loans held for sale	1,220	-	1,220	-	1,220
Net loans	977,490	-	-	974,213	974,213
Bank-owned life insurance	16,511	16,511	-	-	16,511
Federal Home Loan Bank stock	3,848	3,848	-	-	3,848
Accrued interest receivable	3,471	3,471	-	-	3,471

Financial liabilities:
Deposits	$1,020,843	$652,043	$-	$371,193	$1,023,236
Short-term borrowings	5,075	5,075	-	-	5,075
Other borrowings	12,750	-	-	12,783	12,783
Accrued interest payable	917	917	-	-	917

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instrument.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component net of tax for the three months ended March 31, 2020 and 2019, respectively:

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of December 31, 2018	$(154)
Other comprehensive income	795
Balance at March 31, 2019	$641

Balance as of December 31, 2019	$1,842
Other comprehensive (loss)	(4,079)
Balance at March 31, 2020	$(2,237)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$4,000	$221	$-	$4,221
Obligations of states and political subdivisions:
Taxable	500	1	-	501
Tax-exempt	84,343	236	(3,824)	80,755
Mortgage-backed securities in government-sponsored entities	16,947	549	(14)	17,482
Total	$105,790	$1,007	$(3,838)	$102,959

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$4,000	$126	$-	$4,126
Obligations of states and political subdivisions:
Taxable	500	1	-	501
Tax-exempt	80,436	2,065	(25)	82,476
Mortgage-backed securities in government-sponsored entities	18,465	274	(109)	18,630
Total	$103,401	$2,466	$(134)	$105,733

The Company recognized net (loss) gains on equity investments of ($160,000) and $58,000, respectively, for the three months ended March 31, 2020 and 2019. No net gains or losses on sold equity securities were realized during these periods.

The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$42	$42
Due after one year through five years	1,316	1,328
Due after five years through ten years	17,965	18,255
Due after ten years	86,467	83,334
Total	$105,790	$102,959

There were no securities sold during the three months ended March 31, 2020 and 2019, respectively.

Investment securities with an approximate carrying value of $53.1 million and $55.6 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure deposits and for other purposes as required by law.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$51,663	$(3,824)	$-	$-	$51,663	$(3,824)
Mortgage-backed securities in government-sponsored entities	-	-	2,539	(14)	2,539	(14)
Total	$51,663	$(3,824)	$2,539	$(14)	$54,202	$(3,838)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$4,324	$(25)	$-	$-	$4,324	$(25)
Mortgage-backed securities in government-sponsored entities	1,409	(2)	8,223	(107)	9,632	(109)
Total	$5,733	$(27)	$8,223	$(107)	$13,956	$(134)

There were 86 securities considered temporarily impaired at March 31, 2020.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 96% of the total available-for-sale portfolio as of March 31, 2020 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2020 and 2019, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2020 or December 31, 2019 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, eastern Geauga County, and contiguous counties. The Company also serves the central Ohio market with offices in Dublin, Sunbury, Westerville, Powell, and Plain City, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

March 31, 2020
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$3,432	$109,840	$113,272
Non-owner occupied	7,043	285,732	292,775
Multifamily	-	52,276	52,276
Residential real estate	1,152	232,748	233,900
Commercial and industrial	911	105,886	106,797
Home equity lines of credit	347	114,586	114,933
Construction and other	-	71,186	71,186
Consumer installment	1	12,860	12,861
Total	$12,886	$985,114	$998,000

December 31, 2019
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$3,474	$98,912	$102,386
Non-owner occupied	7,084	295,096	302,180
Multifamily	-	62,028	62,028
Residential real estate	1,278	233,520	234,798
Commercial and industrial	882	88,645	89,527
Home equity lines of credit	351	111,897	112,248
Construction and other	-	66,680	66,680
Consumer installment	1	14,410	14,411
Total	$13,070	$971,188	$984,258

The amounts above include net deferred loan origination costs of $1.3 million at March 31, 2020 and December 31, 2019.

March 31, 2020
Ending Allowance Balance Attributable to Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$53	$1,046	$1,099
Non-owner occupied	1,095	3,269	4,364
Multifamily	-	386	386
Residential real estate	25	1,139	1,164
Commercial and industrial	3	713	716
Home equity lines of credit	40	1,200	1,240
Construction and other	-	254	254
Consumer installment	-	21	21
Total	$1,216	$8,028	$9,244

December 31, 2019
Ending Allowance Balance Attributable to Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$45	$756	$801
Non-owner occupied	582	2,800	3,382
Multifamily	-	340	340
Residential real estate	28	698	726
Commercial and industrial	3	453	456
Home equity lines of credit	2	930	932
Construction and other	-	103	103
Consumer installment	-	28	28
Total	$660	$6,108	$6,768

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”) which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“COO”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made for the purpose of financing the activities of commercial real estate owners and operators. The residential real estate and HELOC loan segments consist of loans made for the purpose of financing the activities of residential homeowners. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the Commercial Real Estate, Residential Real Estate, C&I, HELOC, and Construction and other portfolios were partially offset by a decrease in the allowance for the Consumer Installment portfolios.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2020
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,749	$1,749	$-
Non-owner occupied	2,773	2,773	-
Residential real estate	636	699	-
Commercial and industrial	791	1,512	-
Home equity lines of credit	179	189	-
Consumer installment	1	1	-
Total	$6,129	$6,923	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$1,683	$1,693	$53
Non-owner occupied	4,270	4,270	1,095
Residential real estate	516	567	25
Commercial and industrial	120	120	3
Home equity lines of credit	168	168	40
Total	$6,757	$6,818	$1,216

Total:
Commercial real estate:
Owner occupied	$3,432	$3,442	$53
Non-owner occupied	7,043	7,043	1,095
Residential real estate	1,152	1,266	25
Commercial and industrial	911	1,632	3
Home equity lines of credit	347	357	40
Consumer installment	1	1	-
Total	$12,886	$13,741	$1,216

December 31, 2019
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,772	$1,772	$-
Non-owner occupied	3,845	3,845	-
Residential real estate	759	829	-
Commercial and industrial	747	1,524	-
Home equity lines of credit	220	228	-
Consumer installment	1	1	-
Total	$7,344	$8,199	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$1,702	$1,713	$45
Non-owner occupied	3,239	3,239	582
Residential real estate	519	569	28
Commercial and industrial	135	135	3
Home equity lines of credit	131	131	2
Total	$5,726	$5,787	$660

Total:
Commercial real estate:
Owner occupied	$3,474	$3,485	$45
Non-owner occupied	7,084	7,084	582
Residential real estate	1,278	1,398	28
Commercial and industrial	882	1,659	3
Home equity lines of credit	351	359	2
Consumer installment	1	1	-
Total	$13,070	$13,986	$660

The tables above include troubled debt restructuring totaling $3.6 million as of March 31, 2020 and December 31, 2019. The amounts allocated within the allowance for losses for troubled debt restructurings was $70,000 and $33,000 at March 31, 2020 and December 31, 2019, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$3,453	$33	$4,235	$46
Non-owner occupied	7,064	49	5,057	52
Residential real estate	1,215	11	1,795	11
Commercial and industrial	897	10	2,198	30
Home equity lines of credit	349	2	118	1
Construction and other	-	-	1,620	45
Consumer installment	1	-	2	-
Total	$12,979	$105	$15,025	$185

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
March 31, 2020	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$106,356	$3,938	$2,978	$-	$113,272
Non-owner occupied	275,603	3,375	13,797	-	292,775
Multifamily	40,685	-	11,591	-	52,276
Residential real estate	231,140	414	2,346	-	233,900
Commercial and industrial	101,055	3,956	1,786	-	106,797
Home equity lines of credit	113,675	-	1,258	-	114,933
Construction and other	71,186	-	-	-	71,186
Consumer installment	12,853	-	8	-	12,861
Total	$952,553	$11,683	$33,764	$-	$998,000

		Special			Total
December 31, 2019	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$95,518	$3,951	$2,917	$-	$102,386
Non-owner occupied	292,192	3,038	6,950	-	302,180
Multifamily	62,028	-	-	-	62,028
Residential real estate	231,633	420	2,745	-	234,798
Commercial and industrial	84,136	3,619	1,772	-	89,527
Home equity lines of credit	111,354	-	894	-	112,248
Construction and other	66,680	-	-	-	66,680
Consumer installment	14,398	-	13	-	14,411
Total	$957,939	$11,028	$15,291	$-	$984,258

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets are nonaccrual loans including nonaccrual troubled debt restructurings (“TDR”), loans 90 days or more past due, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
March 31, 2020	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$112,222	$-	$-	$1,050	$1,050	$113,272
Non-owner occupied	282,603	6,885	48	3,239	10,172	292,775
Multifamily	52,276	-	-	-	-	52,276
Residential real estate	230,471	2,577	462	390	3,429	233,900
Commercial and industrial	106,157	329	118	193	640	106,797
Home equity lines of credit	114,611	101	156	65	322	114,933
Construction and other	71,005	181	-	-	181	71,186
Consumer installment	12,576	37	22	226	285	12,861
Total	$981,921	$10,110	$806	$5,163	$16,079	$998,000

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2019	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$101,264	$64	$-	$1,058	$1,122	$102,386
Non-owner occupied	298,941	-	-	3,239	3,239	302,180
Multifamily	62,028	-	-	-	-	62,028
Residential real estate	232,518	1,439	34	807	2,280	234,798
Commercial and industrial	88,965	190	66	306	562	89,527
Home equity lines of credit	111,792	274	29	153	456	112,248
Construction and other	66,680	-	-	-	-	66,680
Consumer installment	13,378	622	216	195	1,033	14,411
Total	$975,566	$2,589	$345	$5,758	$8,692	$984,258

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

		90+ Days Past Due
March 31, 2020	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$1,175	$-
Non-owner occupied	3,287	-
Residential real estate	2,180	-
Commercial and industrial	835	-
Home equity lines of credit	699	-
Consumer installment	229	-
Total	$8,405	$-

		90+ Days Past Due
December 31, 2019	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$1,162	$-
Non-owner occupied	3,289	-
Residential real estate	2,576	-
Commercial and industrial	946	-
Home equity lines of credit	709	-
Consumer installment	197	-
Total	$8,879	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $100,000 for the three months ended March 31, 2020 and $342,000 for the year ended December 31, 2019.

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

The following tables summarize the primary segments of the loan portfolio and the activity within those segments (in thousands):

	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2019	Charge-offs	Recoveries	Provision	March 31, 2020
Loans:
Commercial real estate:
Owner occupied	$801	$-	$3	$295	$1,099
Non-owner occupied	3,382	-	74	908	4,364
Multifamily	340	-	-	46	386
Residential real estate	726	(46)	29	455	1,164
Commercial and industrial	456	(61)	109	212	716
Home equity lines of credit	932	(13)	3	318	1,240
Construction and other	103	-	17	134	254
Consumer installment	28	(388)	9	372	21
Total	$6,768	$(508)	$244	$2,740	$9,244

	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2018	Charge-offs	Recoveries	Provision	March 31, 2019
Loans:
Commercial real estate:
Owner occupied	$1,315	$(32)	$1	$(454)	$830
Non-owner occupied	2,862	-	-	(5)	2,857
Multifamily	474	-	-	18	492
Residential real estate	761	-	10	2	773
Commercial and industrial	969	(347)	16	(52)	586
Home equity lines of credit	820	(91)	4	99	832
Construction and other	100	-	23	625	748
Consumer installment	127	(47)	1	7	88
Total	$7,428	$(517)	$55	$240	$7,206

The provision fluctuations during the three-month period ended March 31, 2020 allocated to all loan categories are from an increase in qualitative factors, resulting in a $1.8 million increase, due to economic uncertainty. The provision also increased for the non-owner occupied portfolio because of the increase of a specific reserve for one relationship of $510,000 during the period.

The provision fluctuations during the three-month period ended March 31, 2019 allocated to:

●	commercial and industrial loans are due to the charge-off of a large relationship of $336,000 from a previous reserve of $358,000.
●	construction and other loans are due to the addition of a large loan requiring a reserve of $661,000.
●	owner occupied commercial real estate loans are due to the payoff of one relationship that had a previous reserve balance of $435,000.

TDR describes loans on which the bank has granted concessions for reasons related to the customer’s financial difficulties. Such concessions may include one or more of the following:

●	reduction in the interest rate to below market rates
●	extension of repayment requirements beyond normal terms
●	reduction of the principal amount owed
●	reduction of accrued interest due
●	acceptance of other assets in full or partial payment of a debt

In each case, the concession is made due to deterioration in the borrower’s financial condition, and the new terms are less stringent than those required on a new loan with similar risk.

On April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

The following tables summarize troubled debt restructurings (in thousands):

	For the Three Months Ended
	March 31, 2020
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Residential real estate	2	-	2	$42	$42
Commercial and industrial	1	-	1	95	95

There were no troubled debt restructurings during the three months ended March 31, 2019.

There were no subsequent defaults of troubled debt restructurings for the three months ended March 31, 2020 and March 31, 2019.

NOTE 9 – STOCK SPLIT DISCLOSURE

On October 9, 2019, the Board of Directors of Middlefield Banc Corp. authorized a two-for-one stock split. Each shareholder of record at the close of business on October 25, 2019, received one additional share for every outstanding share held on the record date. The additional shares were paid on November 8, 2019. As a result, all share and earnings per share information have been retroactively adjusted to reflect the stock split.

With respect to the March 31, 2020 and 2019 financial statements, the effect of the stock split on March 31, 2019 amounts was recognized retroactively in the stockholders’ equity accounts in the Consolidated Balance Sheets, and in all share data in the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The effect of the stock split on per share amounts and weighted average common shares outstanding for the three months ended March 31, 2019 is as follows:

For the three months ended
March 31, 2019
Restated net income per common share - basic	$0.46
Restated net income per common share - diluted	$0.46
Restated weighted-average common shares issued	7,270,608
Restated average treasury stock shares	772,330
Restated average shares outstanding - basic	6,498,278
Restated stock options and restricted stock	12,290
Restated average shares outstanding - diluted	6,510,568
Restated period ending shares outstanding	6,512,740
Restated treasury shares outstanding	772,330

NOTE 10 – RISKS AND UNCERTAINTIES

COVID-19 Update

The following table provides information with respect to our commercial loans by type at March 31, 2020.

At Risk

Type	Number of Loans	Balance (in thousands)	% of Total Loans
Residential non-owner occupied	337	$142,725	14.30%
Retail	220	197,073	19.75%
Restaurant/food service/bar	48	16,868	1.69%
Hospitality and tourism	32	45,225	4.53%
Self-storage facility	29	25,622	2.57%
Other	121	14,218	1.42%
Total	787	$441,731	44.26%

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).

As a qualified SBA lender, we were automatically authorized to originate PPP loans.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of May 3, 2020, we approved 1,048 applications for up to $138.1 million of loans under the PPP.

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. Middlefield Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against Middlefield Bank and is not resolved in a manner favorable to Middlefield Bank, it may result in significant financial liability or adversely affect Middlefield Bank’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

Middlefield Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by Middlefield Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by Middlefield Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from Middlefield Bank.

Owner-Occupied Residential Mortgage & Consumer Loans. For residential mortgage and consumer loans, CARES Act Section 4013 forbearance agreements are available to qualified borrowers. As of May 1, 2020, we received inquiries from 59 loan borrowers with aggregate outstanding loan balances of $7.8 million concerning the availability of some form of payment relief. Of these requests, there are no borrowers related to single-family non-owner-occupied loans. Due to the widespread impact of the State of Ohio Stay At Home order, we expect that additional residential loan borrowers will seek loan forbearance or loan modification agreements in the second quarter of 2020.

Deferrals

As of May 1, 2020, we received requests to modify 606 loans aggregating $333.2 million. As of April 21, 2020, we modified 252 loans aggregating $147.0 million primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. The remaining modifications are in process and are expected to be completed.

Details with respect to actual loan modifications are as follows:

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at March 31, 2020.

Type	Number of Loans	Balance (in thousands)	% of Total Loans
Residential non-owner occupied	9	$2,297	0.23%
Office	9	1,776	0.18%
Retail	41	52,443	5.25%
Restaurant/food service/bar	8	3,320	0.33%
Hospitality and tourism	8	4,638	0.46%
Other	113	42,547	4.26%
Total	188	$107,021	10.71%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) provide further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

The information contained or incorporated by reference in this report on Form 10-Q contains forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the potential impact of the COVID-19 pandemic. All forward-looking statements included in this report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the March 31, 2020 quarter at $1.21 billion, an increase of $31.5 million from December 31, 2019. For the same time period, cash and cash equivalents increased $20.2 million, or 57.6%, while net loans increased $11.3 million, or 1.2%. Total liabilities increased $36.6 million or 3.5%, while stockholders’ equity decreased $5.1 million, or 3.7%.

Cash and cash equivalents. Cash and cash equivalents increased $20.2 million, or 57.6%, to $55.3 million at March 31, 2020 from $35.1 million at December 31, 2019. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

The Company will continue to hold elevated levels of cash and cash equivalents to meet the demands of customers during the economic downturn. The Company monitors cash and cash equivalents on a daily basis to ensure adequate liquidity positions are maintained. As of March 31, 2020, no material fluctuations in cash were noted.

Investment securities. Investment securities available for sale on March 31, 2020 totaled $103.0 million, a decrease of $2.8 million, or 2.6%, from $105.7 million at December 31, 2019. During this period, the Company recorded repayments, calls, and maturities of $2.8 million and a net unrealized holding loss through AOCI of $5.2 million. Securities purchased were $5.3 million, and there were no sales of securities for the three months ended March 31, 2020. The Company recorded $160,000 in losses on equity securities as of March 31, 2020 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The loss on equity securities is the result of remeasurements of fair value of the equity securities held during this three-month period. Included in the Company’s available-for-sale investment securities as of March 31, 2020 is an investment in the subordinated debt of an Ohio-based community bank in the amount of $4.0 million at an annual interest rate of 6%.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidence in the municipal market, such as: sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 79% of the overall portfolio. While these investments have historically proven to have extremely low credit risk, the current economic environment may pose a threat to the cash flows of these governmental entities. The March 31, 2020 review shows portfolio credit quality to be strong with 99.5% of the portfolio having an assigned investment-grade rating or secured by an escrow of US government or agency securities. 80% of the portfolio is either pre-refunded or rated in the broad rating categories of AA or AAA. While not included in the assessment of the credit quality of portfolio holdings, 17.6% benefit from a bond insurance policy, which provides an additional layer of payment support for the securities.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well disbursed, geographically, with the five branches in the central Ohio market comprising 24.8% of the Company’s total loans. Net loans receivable increased $11.3 million, or 1.2%, to $988.8 million as of March 31, 2020 from $977.5 million at December 31, 2019. Included in the total increase for loans receivable were increases in the commercial and industrial, owner occupied, construction and other, and home equity lines of credit portfolios of $17.3 million, or 19.3%, $10.9 million, or 10.6%, $4.5 million, or 6.8%, and $2.7 million, or 2.4%, respectively. This increase is net of decreases in the residential real estate, consumer installment, non-owner occupied, and multifamily portfolios of $898,000, or 0.4%, $1.6 million, or 10.8%, $9.4 million, or 3.1%, and $9.8 million, or 15.7%, respectively.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on March 31, 2020 totaled $513,000, a decrease of $707,000, or 58.0%, from December 31, 2019. This decrease is the result of fewer saleable loans being held at quarter end. The Company recorded proceeds from the sale of $4.1 million of these loans for $114,000 in gains on sale of loans as of March 31, 2020 on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2020 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 310.7% of total risk-based capital. Construction, land and land development loans represent 51.0% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes proforma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. At March 31, 2020, unused line of credit commitments increased $3.2 million from December 31, 2019.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $2.5 million, or 36.6%, to $9.2 million at March 31, 2020 from $6.8 million at December 31, 2019. For the three months ended March 31, 2020, net loan charge-offs totaled $264,000, or 0.11% of average loans, compared to net charge-offs of $462,000, or 0.19% of average loans, for the same period in 2019. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $2.7 million in the three-month period ended March 31, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans was 109.98% for the three-month period ended March 31, 2020, compared to 68.81% for the same period in the prior year. This is due to an increase in impaired loans and the allowance being adjusted to address the economic slowdown at March 31, 2020. See additional discussions on the provision for loan losses section below.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2020. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Goodwill. The Company considers the negative economic impact resulting from the COVID-19 shutdowns to be a triggering event necessitating a mid-cycle analysis for impairment. Based on the analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired.

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

	Asset Quality History

(Dollar amounts in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Nonperforming loans	$8,405	$8,879	$10,053	$10,729	$10,472
Other real estate owned	456	155	89	89	126

Nonperforming assets	$8,861	$9,034	$10,142	$10,818	$10,598

Allowance for loan and lease losses	9,244	6,768	7,001	7,304	7,206

Ratios:
Nonperforming loans to total loans	0.84%	0.90%	1.01%	1.07%	1.04%
Nonperforming assets to total assets	0.73%	0.76%	0.79%	0.84%	0.83%
Allowance for loan and lease losses to total loans	0.93%	0.69%	0.70%	0.73%	0.72%
Allowance for loan and lease losses to nonperforming loans	109.98%	76.22%	69.64%	68.08%	68.81%

Nonperforming loans exclude TDRs that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 26 TDRs accruing interest with a balance of $2.9 million as of March 31, 2020. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $7.4 million as of March 31, 2020, a decrease of $451,000 from $7.8 million at December 31, 2019.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2020, 87.9% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 0.69% as of December 31, 2019 to 0.93% as of March 31, 2020.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.00 billion or 95.4% of the Company’s total average funding sources at March 31, 2020. Total deposits decreased $17.1 million, or 1.7%, at March 31, 2020 from $1.02 billion at December 31, 2019. The total decrease in deposits is the net of increases in interest-bearing demand deposits, and noninterest-bearing demand deposits of $17.3 million, or 16.1%, and $15.0 million, or 7.8%, respectively, and decreases in money market deposits, savings, and time deposits of $4.3 million, or 2.7%, $16.5 million, or 8.6%, and $28.7 million, or 7.8%, respectively, at March 31, 2020. The Company uses certain non-core funding instruments in order to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $25.1 million at March 31, 2020, as compared to $117.1 million at December 31, 2019.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased $54.9 million to $60.0 million as of March 31, 2020 as a result of a strategic shift to reprice funding at lower rates. Other borrowings decreased $88,000, or 0.7%, to $12.7 million as of March 31, 2020 from $12.8 million as of December 31, 2019.

Stockholders’ equity. Stockholders’ equity decreased $5.1 million, or 3.7%, to $132.7 million at March 31, 2020 from $137.8 million at December 31, 2019. This decrease was the result of decreases in AOCI of $4.1 million, dividends paid of $964,000, and an increase in treasury stock of $1.2 million, or 7.6% to $16.9 million as of March 31, 2020, from $15.7 million as of December 31, 2019. The change in AOCI is due to fair value adjustments of available-for-sale securities, and the change in treasury stock is due to the Company repurchasing 58,200 of its outstanding shares during the three months ended March 31, 2020.

The Company suspended its stock repurchase program as a result of the economic slowdown and the focus on capital preservation. The suspension will continue until economic clarity arises and the Company is certain it is the best use of capital.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2020, was $1.0 million, a $2.0 million, or 65.4%, decrease from the amount earned during the same period in 2019. Diluted earnings per share for the quarter decreased to $0.16, compared to $0.46 from the same period in 2019.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 0.35% and 3.01%, respectively, compared with 1.01% and 9.36% for the same period in 2019.

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

Net interest income for the three months ended March 31, 2020 totaled $10.0 million, a decrease of 1.9% from that reported in the comparable period of 2019. The net interest margin was 3.63% for the first quarter of 2020, a decrease from the 3.69% reported for the same quarter of 2019. The decline in the net interest margin is attributable to a 12 basis point decrease in loans receivable yield combined with an average balance decline of $16.3 million in the same category. The Company’s net interest margin may be subject to further decline as a result of the abrupt decrease in interest rates during the first quarter of 2020, the reduced interest income on floating-rate commercial loans, and the business disruptions caused by the COVID-19 pandemic. As the Company is in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial and consumer loans that have variable interest rates. Both loan types have floor rates. The benefit of these floors will become more evident in future quarters if the Federal Reserve maintains short-term interest rates at the low level established in March 2020. Yields on interest-earning deposits with other banks decreased 86 basis points leading to a $107,000 decline in interest income. The $475,000 decrease in interest income was partially offset by a $278,000 decrease in interest expense.

Interest and dividend income. Interest and dividend income decreased $475,000, or 3.5%, for the three months ended March 31, 2020, compared to the same period in the prior year. This is mainly attributable to a decrease in interest and fees on loans of $410,000.

Interest and fees earned on loans receivable decreased $410,000, or 3.3%, for the three months ended March 31, 2020, compared to the same period in the prior year. This is attributable to a decrease in average loan balances of $16.3 million, accompanied by a 12 basis point decrease in the average yield to 4.95%.

Net interest earned on securities increased by $42,000 for the three months ended March 31, 2020 when compared to the same period in the prior year. The average balance of investment securities increased $8.4 million, or 8.6%, while the 3.62% yield on the investment portfolio decreased by 10 basis points, from 3.72%, for the same period in the prior year.

Interest expense. Interest expense decreased $278,000, or 8.5%, for the three months ended March 31, 2020, compared to the same period in the prior year. The decrease is attributable to decreases in the average balances of money market deposits and short-term borrowings of $36.2 million, or 18.7%, and $20.6 million, or 58.2%, respectively. It is further attributable to a 31 basis point decrease in savings cost. This decrease was partially offset by an increase in the average balances of certificates of deposits of $53.6 million, or 16.7%.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $2.7 million was recorded for the quarter ended March 31, 2020, an increase of $2.5 million from the quarter ended March 31, 2019. The Company remains confident in the conservative and disciplined approach to credit and risk management, however, the economic challenges caused by the COVID-19 crisis has an immediate impact on credit quality.

Macroeconomic trends have yet to fully capture the impact of the COVID-19 crisis, but underlying economic weaknesses existed on March 31, 2020. While management expects remaining 2020 provisions to be higher than historical levels, we do not anticipate provisions to be at the level seen in the first quarter.

At March 31, 2020, we considered the effect of the economic shutdown to combat COVID-19 on our borrowers and local economy. Although stimulus and mitigation efforts are expected to reduce the impact, we believe a 20 basis point downgrade to the economic qualitative factor was warranted. Most of the increased provision is the result of increases to the current economic condition’s qualitative factors. The impact of those increases for the three months ended March 31, 2020 is (in thousands):

Commercial real estate:
Owner occupied	$197
Non-owner occupied	515
Multifamily	87
Residential real estate	453
Commercial and industrial	206
Home equity lines of credit	228
Construction and other	142
Consumer installment	8
Total	$1,836

Nonperforming loans were $8.4 million, or 0.84%, of total loans at March 31, 2020 compared with $10.5 million, or 1.04%, at March 31, 2019. For the three months ended March 31, 2020, net loan charge-offs totaled $264,000, or 0.11% of average loans, compared to net charge-offs of $462,000, or 0.19% of average loans, for the first quarter of 2019.

 Noninterest income. Noninterest income decreased $58,000, or 5.1%, for the three months ended March 31, 2020 over the comparable 2019 period. This decrease was the result of a loss on equity securities of $160,000 (see Note 7), which was partially offset by an increase in gains on sale of loans and in other income of $55,000, or 93.2%, and $58,000, or 14.4%, respectively. The increase in gains on sale of loans is due to an increase in saleable loans being sold during the quarter, and the increase in other income is due to an increase in recoveries on student loans.

Noninterest expense. Noninterest expense of $7.3 million for the first quarter 2020 was 3.3%, or $248,000, lower than the first quarter of 2019. Data processing costs and other expense increased $201,000, or 43.2%, and $196,000, or 22.5%, respectively. These increases were offset by a decrease in salaries and employee benefits of $600,000, or 14.5%. The increase in data processing costs is due to new and increased costs of processing agreements, and the increase in other expense is due to increases in miscellaneous loan expenses, sundry gains and losses, and no offsetting gains on sales of OREO properties. The decrease in salary expense is due to the valuation adjustment for share-based compensation liability (see Note 3), as well as a decrease in profit sharing expense recorded.

Provision for income taxes. The Company recognized $74,000 in income tax expense, which reflected an effective tax rate of 6.6% for the three months ended March 31, 2020, as compared to $611,000 with an effective tax rate of 16.9% for the comparable 2019 period.

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

	For the Three Months Ended March 31,
	2020			2019

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$984,034	$12,078	4.95%	$1,000,343	$12,488	5.07%
Investment securities (3)	105,894	786	3.62%	97,484	744	3.72%
Interest-earning deposits with other banks (4)	41,717	145	1.40%	45,283	252	2.26%
Total interest-earning assets	1,131,645	13,009	4.69%	1,143,110	13,484	4.84%
Noninterest-earning assets	65,003			60,576
Total assets	$1,196,648			$1,203,686
Interest-bearing liabilities:
Interest-bearing demand deposits	$113,691	$119	0.42%	$96,402	$72	0.30%
Money market deposits	158,008	552	1.41%	194,236	755	1.58%
Savings deposits	183,137	226	0.50%	207,848	417	0.81%
Certificates of deposit	373,866	1,968	2.12%	320,243	1,701	2.15%
Short-term borrowings	14,808	35	0.95%	35,390	213	2.44%
Other borrowings	12,703	76	2.41%	13,447	96	2.90%
Total interest-bearing liabilities	856,213	2,976	1.40%	867,566	3,254	1.52%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	195,411			198,286
Other liabilities	5,816			7,384
Stockholders' equity	139,208			130,450
Total liabilities and stockholders' equity	$1,196,648			$1,203,686
Net interest income		$10,033			$10,230
Interest rate spread (1)			3.29%			3.32%
Net interest margin (2)			3.63%			3.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.17%			131.76%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $189 and $170 for the three months ended March 31, 2020 and 2019, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2020 and 2019, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2020 versus 2019

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(206)	$(204)	$(410)
Investment securities	78	(36)	42
Interest-earning deposits with other banks	(20)	(87)	(107)
Total interest-earning assets	(148)	(327)	(475)

Interest-bearing liabilities:
Interest-bearing demand deposits	13	34	47
Money market deposits	(142)	(61)	(203)
Savings deposits	(50)	(141)	(191)
Certificates of deposit	287	(20)	267
Short-term borrowings	(125)	(53)	(178)
Other borrowings	(5)	(15)	(20)
Total interest-bearing liabilities	(22)	(256)	(278)

Net interest income	$(126)	$(71)	$(197)

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. The Company offers a line of retail deposit products created to more closely align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

At March 31, 2020, additional borrowing capacity at the FHLB was $222.4 million, as compared to $273.4 million at December 31, 2020. This decrease was the result of shifting funding sources from wholesale to FHLB, as the former grew more expensive in the first quarter of the year. For the three months ended March 31, 2020, wholesale funding decreased $92.0 million. The Company has additional assets to collateralize with the FHLB if the need for increased capacity arises. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of March 31, 2020. Management plans to continually monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the three months ended March 31, 2020, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at March 31, 2020. The following table indicates the capital ratios for Middlefield Bank and Company at March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.53%	12.18%	12.18%	13.09%
Middlefield Banc Corp.	10.22%	12.38%	11.59%	13.29%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2019
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.35%	12.12%	12.12%	12.79%
Middlefield Banc Corp.	10.23%	12.56%	11.77%	13.23%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

While we believe that Middlefield Bank is well prepared to weather the COVID-19 global pandemic, Middlefield Bank’s regulatory capital ratios could be adversely affected by credit losses and other adverse consequences associated with the pandemic.

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2020 and December 31, 2019 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2020 and December 31, 2019 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2020 and December 31, 2019 for portfolio equity:

	March 31, 2020		December 31, 2019
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(0.50)%	4.80%	0.20%	6.20%
-100bp	0.90%	(13.70)%	(0.60)%	(9.40)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2020, have remained unchanged from December 31, 2019.

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

Item 1a. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 26 million people have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are encouraging lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and issued guidance providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to increase our assets and income;
●

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, nonperforming assets, and foreclosures may increase, resulting in increased loan charge-offs and additions to loan loss reserves and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs for bank failures.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

              Details of repurchases of Company common stock during the first quarter of 2020 are included in the following table:

2020 period	Total shares		Total shares purchased as part of a publicly announced	Maximum number of shares that may yet be purchased
In thousands, except per share data	purchased	Average price paid per share	program (a)	under the program

January 1-31	-	$-	-	100,584
February 1-29	-	$-	-	100,584
March 1-31	58,200	$20.41	58,200	42,384
Total	58,200	$20.41

(a)

On April 16, 2019, the Company announced that the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 150,000 shares of its common stock in the open market or in privately negotiated transactions, subject to market and other conditions (the “Program”). The Program was suspended effective March 26, 2020.

Item 3.    Defaults by the Company on its Senior Securities

None

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other information

None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2020

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6*	Change in Control Agreement between Middlefield Banc Corp. and John D. Lane	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.1	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	XBRL Instance	furnished herewith

101.SCH***	XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	XBRL Taxonomy Extension Presentation	furnished herewith

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

MIDDLEFIELD BANC CORP.

Date: May 6, 2020	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: May 6, 2020	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer