Form 10-Q
period 2020-06-30
MIDDLEFIELD BANC CORP
filed 2020-08-04
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Outstanding at August 4, 2020: 6,378,110

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Cash and due from banks	$55,766	$35,113
Federal funds sold	2,520	-
Cash and cash equivalents	58,286	35,113
Equity securities, at fair value	581	710
Investment securities available for sale, at fair value	112,529	105,733
Loans held for sale	4,151	1,220
Loans:
Commercial real estate:
Owner occupied	110,134	102,386
Non-owner occupied	300,577	302,180
Multifamily	37,604	62,028
Residential real estate	227,427	234,798
Commercial and industrial	240,096	89,527
Home equity lines of credit	117,196	112,248
Construction and other	66,015	66,680
Consumer installment	11,210	14,411
Total loans	1,110,259	984,258
Less: allowance for loan and lease losses	10,210	6,768
Net loans	1,100,049	977,490
Premises and equipment, net	18,962	17,874
Goodwill	15,071	15,071
Core deposit intangibles	1,890	2,056
Bank-owned life insurance	16,723	16,511
Accrued interest receivable and other assets	15,078	10,697

TOTAL ASSETS	$1,343,320	$1,182,475

LIABILITIES
Deposits:
Noninterest-bearing demand	$270,738	$191,370
Interest-bearing demand	136,722	107,844
Money market	168,842	160,826
Savings	218,545	192,003
Time	363,420	368,800
Total deposits	1,158,267	1,020,843
Short-term borrowings:
Federal funds purchased	-	75
Federal Home Loan Bank advances	20,417	5,000
Total short-term borrowings	20,417	5,075
Other borrowings	17,162	12,750
Accrued interest payable and other liabilities	6,779	6,032
TOTAL LIABILITIES	1,202,625	1,044,700

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,298,829 and 7,294,792 shares issued; 6,369,467 and 6,423,630 shares outstanding	86,722	86,617
Retained earnings	67,150	65,063
Accumulated other comprehensive income	3,761	1,842
Treasury stock, at cost; 929,362 and 871,162 shares	(16,938)	(15,747)
TOTAL STOCKHOLDERS' EQUITY	140,695	137,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,343,320	$1,182,475

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,281	$12,706	$24,359	$25,194
Interest-earning deposits in other institutions	7	169	101	356
Federal funds sold	-	25	21	32
Investment securities:
Taxable interest	206	214	363	393
Tax-exempt interest	634	553	1,263	1,118
Dividends on stock	27	53	57	111
Total interest and dividend income	13,155	13,720	26,164	27,204

INTEREST EXPENSE
Deposits	2,336	3,277	5,201	6,222
Short-term borrowings	32	79	67	292
Other borrowings	62	95	138	191
Total interest expense	2,430	3,451	5,406	6,705

NET INTEREST INCOME	10,725	10,269	20,758	20,499

Provision for loan losses	1,000	110	3,740	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,725	10,159	17,018	20,149

NONINTEREST INCOME
Service charges on deposit accounts	566	530	1,119	1,038
Investment securities gains on sale, net	-	190	-	190
Gain (loss) on equity securities	31	(14)	(129)	44
Earnings on bank-owned life insurance	105	109	212	214
Gain on sale of loans	381	98	495	157
Other income	412	386	872	788
Total noninterest income	1,495	1,299	2,569	2,431

NONINTEREST EXPENSE
Salaries and employee benefits	4,076	4,078	7,600	8,202
Occupancy expense	483	496	1,033	1,049
Equipment expense	307	291	580	526
Data processing costs	684	549	1,350	1,014
Ohio state franchise tax	281	261	549	520
Federal deposit insurance expense	74	100	197	230
Professional fees	369	403	718	834
Advertising expense	217	200	426	403
Software amortization expense	74	48	215	191
Core deposit intangible amortization	83	85	166	170
Other expense	1,041	971	2,107	1,843
Total noninterest expense	7,689	7,482	14,941	14,982

Income before income taxes	3,531	3,976	4,646	7,598
Income taxes	565	686	639	1,297

NET INCOME	$2,966	$3,290	$4,007	$6,301

EARNINGS PER SHARE
Basic	$0.47	$0.51	$0.63	$0.97
Diluted	$0.46	$0.50	$0.62	$0.97

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$2,966	$3,290	$4,007	$6,301

Other comprehensive income:
Net unrealized holding gain on available-for-sale investment securities	7,592	1,122	2,429	2,128
Tax effect	(1,594)	(236)	(510)	(447)

Reclassification adjustment for investment securities gains included in net income	-	(190)	-	(190)
Tax effect	-	40	-	40

Total other comprehensive income	5,998	736	1,919	1,531

Comprehensive income	$8,964	$4,026	$5,926	$7,832

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, March 31, 2020	7,298,829	$86,722	$65,140	$(2,237)	$(16,938)	$132,687

Net income			2,966			2,966
Other comprehensive income				5,998		5,998
Cash dividends ($0.15 per share)			(956)			(956)

Balance, June 30, 2020	7,298,829	$86,722	$67,150	$3,761	$(16,938)	$140,695

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, March 31, 2019	7,285,070	$86,437	$58,139	$641	$(13,518)	$131,699

Net income			3,290			3,290
Other comprehensive income				736		736
Dividend reinvestment and purchase plan	7,524	149				149
Stock options exercised	400	4				4
Treasury shares acquired (35,494)					(706)	(706)
Cash dividends ($0.14 per share)			(912)			(912)

Balance, June 30, 2019	7,292,994	$86,590	$60,517	$1,377	$(14,224)	$134,260

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2019	7,294,792	$86,617	$65,063	$1,842	$(15,747)	$137,775

Net income			4,007			4,007
Other comprehensive income				1,919		1,919
Stock-based compensation, net	4,037	105				105
Treasury shares acquired (58,200)					(1,191)	(1,191)
Cash dividends ($0.30 per share)			(1,920)			(1,920)

Balance, June 30, 2020	7,298,829	$86,722	$67,150	$3,761	$(16,938)	$140,695

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2018	7,260,994	$85,925	$56,037	$(154)	$(13,518)	$128,290

Net income			6,301			6,301
Other comprehensive income				1,531		1,531
Dividend reinvestment and purchase plan	16,568	345				345
Stock options exercised	400	4				4
Stock-based compensation, net	15,032	316				316
Treasury shares acquired (35,494)					(706)	(706)
Cash dividends ($0.28 per share)			(1,821)			(1,821)

Balance, June 30, 2019	7,292,994	$86,590	$60,517	$1,377	$(14,224)	$134,260

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$4,007	$6,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,740	350
Investment securities gains on sale, net	-	(190)
Loss (gain) on equity securities	129	(44)
Depreciation and amortization of premises and equipment, net	437	524
Software amortization expense	215	191
Financing lease amortization expense	131	173
Gain on sale of premises and equipment	(27)	-
Amortization of premium and discount on investment securities, net	190	176
Accretion of deferred loan fees, net	(1,108)	(429)
Amortization of core deposit intangibles	166	170
Stock-based compensation (income) expense, net	(8)	186
Origination of loans held for sale	(21,051)	(6,781)
Proceeds from sale of loans	18,615	7,104
Gain on sale of loans	(495)	(157)
Earnings on bank-owned life insurance	(212)	(214)
Deferred income tax	(534)	183
Net gain on other real estate owned	(62)	(106)
(Increase) decrease in accrued interest receivable	(2,070)	66
(Decrease) increase in accrued interest payable	(18)	292
Other, net	508	(2,885)
Net cash provided by operating activities	2,553	4,910

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	7,745	6,851
Proceeds from sale of securities	-	11,807
Purchases	(12,302)	(17,193)
Increase in loans, net	(125,775)	(6,206)
Proceeds from the sale of other real estate owned	114	325
Net purchase of premises and equipment	(646)	(681)
Proceeds from the disposal of premises and equipment	27	-
Purchase of restricted stock	(1,600)	(29)
Net cash used in investing activities	(132,437)	(5,126)

FINANCING ACTIVITIES
Net increase in deposits	137,424	35,440
Increase (decrease) in borrowings, net	18,744	(5,553)
Restricted stock cash portion	-	(44)
Stock options exercised	-	4
Proceeds from dividend reinvestment and purchase plan	-	345
Repurchase of treasury shares	(1,191)	(706)
Cash dividends	(1,920)	(1,821)
Net cash provided by financing activities	153,057	27,665

Increase in cash and cash equivalents	23,173	27,449

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,113	107,933

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,286	$135,382

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended
	June 30,
	2020	2019
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$5,424	$6,413
Income taxes	-	1,330

Noncash operating transactions:
Operating lease assets added to other, net	$-	$(1,071)
Operating lease liabilities added to other, net	-	1,071
Noncash investing transactions:
Transfers from loans to other real estate owned	$584	$38
Finance lease assets added to premises and equipment	(1,010)	(3,801)
Noncash financing transactions:
Finance lease liabilities added to borrowed funds	$1,010	$3,801

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management will continue to monitor model output throughout the deferral period.

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

NOTE 2 – REVENUE RECOGNITION

In accordance with ASC Topic 606, management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 92.4% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest Income	2020	2019	2020	2019
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$122	$190	$312	$438
ATM banking fees	263	241	473	435
Service charges and other fees	181	99	334	165
Investment securities gains on sale, net (a)	-	190	-	190
Gain (loss) on equity securities (a)	31	(14)	(129)	44
Earnings on bank-owned life insurance (a)	105	109	212	214
Gain on sale of loans (a)	381	98	495	157
Revenue from investment services	137	124	268	262
Other income	275	262	604	526
Total noninterest income	$1,495	$1,299	$2,569	$2,431

Net gain on other real estate owned	$62	$63	$62	$106

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of June 30, 2020 and 2019.

Stock option activity during the six months ended June 30, 2020 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2020	14,500	$8.78
Exercised	(1,000)	8.78

Outstanding, June 30, 2020	13,500	$8.78

Exercisable, June 30, 2020	13,500	$8.78

The following table presents the activity during the six months ended June 30, 2020 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2020	61,040	$21.73
Granted	23,648	26.09
Nonvested at June 30, 2020	84,688	$22.94

Expected to vest as of June 30, 2020	1,000	$22.65

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $294,000 and $0 was recognized for the three-month periods ended June 30, 2020 and 2019, respectively. Share-based compensation expense of ($113,000) and $90,000 was recognized for the six-month periods ended June 30, 2020 and 2019, respectively. The expense recorded for the six-month period ended June 30, 2020 is the result of the decrease in the market valuations of the plans for December 31, 2019. Vesting of shares under the plan is contingent on a combination of service period and a performance condition tied to the total shareholder return on the Company’s stock. Due to the change in market conditions during the first quarter of 2020, there was a significant decrease in the probability of the achievement of the performance condition which resulted in a decrease in the liability related to the plan and a reversal of compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $581,000 and $236,000 at June 30, 2020 and 2019, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of June 30, 2020 totals $374,000, of which $124,000 is estimated for the rest of 2020, $180,000 for 2021, $63,000 for 2022, and $7,000 for 2023.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Weighted-average common shares issued	7,298,829	7,286,542	7,298,785	7,278,620

Average treasury stock shares	(929,362)	(784,034)	(905,497)	(778,214)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	6,369,467	6,502,508	6,393,288	6,500,406

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	18,651	12,438	19,297	12,644

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	6,388,118	6,514,946	6,412,585	6,513,050

Options to purchase 13,500 shares of common stock at $8.78 per share were outstanding during the three and six months ended June 30, 2020. Also outstanding were 84,688 shares of restricted stock, 73,147 shares of which were anti-dilutive.

Options to purchase 14,500 shares of common stock at $8.78 per share were outstanding during the three and six months ended June 30, 2019. Also outstanding were 61,334 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of June 30, 2020, the Company held 929,362 of the Company’s shares, which is an increase of 58,200 from the 871,162 shares held as of December 31, 2019.

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

		June 30, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$11,289	$-	$11,289
Obligations of states and political subdivisions	-	84,540	-	84,540
Mortgage-backed securities in government-sponsored entities	-	16,700	-	16,700
Total debt securities	-	112,529	-	112,529
Equity securities in financial institutions	581	-	-	581
Total	$581	$112,529	$-	$113,110

		December 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$4,126	$-	$4,126
Obligations of states and political subdivisions	-	82,977	-	82,977
Mortgage-backed securities in government-sponsored entities	-	18,630	-	18,630
Total debt securities	-	105,733	-	105,733
Equity securities in financial institutions	710	-	-	710
Total	$710	$105,733	$-	$106,443

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

The following tables present the assets measured on a non-recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value at initial foreclosure or subsequent to the initial measurement. No such devaluation occurred in the six months ended June 30, 2020.

		June 30, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,729	$4,729

		December 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$5,166	$5,166

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $2.1 million as of June 30, 2020 and December 31, 2019.

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
June 30, 2020
Impaired loans	$4,729	Appraisal of collateral (1)	Appraisal adjustments (2)	29.8%	to	46.2%	(34.7%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
December 31, 2019
Impaired loans	$5,166	Appraisal of collateral (1)	Appraisal adjustments (2)	40.3%	to	47.4%	(41.8%)

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2020
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$58,286	$58,286	$-	$-	$58,286
Loans held for sale	4,151	-	4,151	-	4,151
Net loans	1,100,049	-	-	1,100,623	1,100,623
Bank-owned life insurance	16,723	16,723	-	-	16,723
Federal Home Loan Bank stock	5,448	5,448	-	-	5,448
Accrued interest receivable	5,541	5,541	-	-	5,541

Financial liabilities:
Deposits	$1,158,267	$794,847	$-	$369,173	$1,164,020
Short-term borrowings	20,417	20,417	-	-	20,417
Other borrowings	17,162	-	-	13,211	13,211
Accrued interest payable	899	899	-	-	899

	December 31, 2019
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$35,113	$35,113	$-	$-	$35,113
Loans held for sale	1,220	-	1,220	-	1,220
Net loans	977,490	-	-	974,213	974,213
Bank-owned life insurance	16,511	16,511	-	-	16,511
Federal Home Loan Bank stock	3,848	3,848	-	-	3,848
Accrued interest receivable	3,471	3,471	-	-	3,471

Financial liabilities:
Deposits	$1,020,843	$652,043	$-	$371,193	$1,023,236
Short-term borrowings	5,075	5,075	-	-	5,075
Other borrowings	12,750	-	-	12,783	12,783
Accrued interest payable	917	917	-	-	917

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instrument.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (“AOCI”) by component net of tax for the three and six months ended June 30, 2020 and 2019, respectively:

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of March 31, 2020	$(2,237)
Other comprehensive income	5,998
Balance at June 30, 2020	$3,761

Balance as of December 31, 2019	$1,842
Other comprehensive income	1,919
Balance at June 30, 2020	$3,761

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of March 31, 2019	$641
Other comprehensive income	886
Amount reclassified from accumulated other comprehensive income	(150)
Period change	736
Balance at June 30, 2019	$1,377

Balance as of December 31, 2018	$(154)
Other comprehensive income	1,681
Amount reclassified from accumulated other comprehensive income	(150)
Period change	1,531
Balance at June 30, 2019	$1,377

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following tables present significant amounts reclassified from or to each component of AOCI:

	Amounts Reclassified from Accumulated Other		Affected Line Item in
	Comprehensive Income		the Statement Where
(Dollars in thousands)	For the Three and Six Months Ended		Net Income is
Details about other comprehensive income	June 30, 2020	June 30, 2019	Presented
Unrealized gains on available-for-sale securities (a)
	$-	$190	Investment securities gains on sale, net
	-	(40)	Income taxes
	$-	$150

(a)	For unrealized gains on available-for-sale securities, amounts in parentheses indicate expenses and other amounts indicate income.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$11,050	$239	$-	$11,289
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	80,155	3,883	-	84,038
Mortgage-backed securities in government-sponsored entities	16,063	637	-	16,700
Total	$107,768	$4,761	$-	$112,529

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$4,000	$126	$-	$4,126
Obligations of states and political subdivisions:
Taxable	500	1	-	501
Tax-exempt	80,436	2,065	(25)	82,476
Mortgage-backed securities in government-sponsored entities	18,465	274	(109)	18,630
Total	$103,401	$2,466	$(134)	$105,733

The Company recognized a net gain (loss) on equity investments of $31,000 and ($129,000), respectively, for the three and six months ended June 30, 2020. The Company recognized a net (loss) gain on equity investments of ($14,000) and $44,000, respectively, for the three and six months ended June 30, 2019. No net gains or losses on sold equity securities were realized during these periods.

The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$3	$3
Due after one year through five years	887	911
Due after five years through ten years	22,176	22,713
Due after ten years	84,702	88,902
Total	$107,768	$112,529

Proceeds from the sales of investment securities and the gross realized gains and losses are as follows:

(Dollars amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$-	$11,807	$-	$11,807
Gross realized gains	-	223	-	223
Gross realized losses	-	(33)	-	(33)

There were no securities sold during the six months ended June 30, 2020.

Investment securities with an approximate carrying value of $53.6 million and $55.6 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits and for other purposes as required by law.

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

There were no securities in a gross unrealized loss position at June 30, 2020.

There were no securities considered temporarily impaired at June 30, 2020.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 90% of the total available-for-sale portfolio as of June 30, 2020 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2020 and 2019, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2020 or December 31, 2019 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, eastern Geauga County, and contiguous counties. The Company also serves the central Ohio market with offices in Dublin, Plain City, Powell, Sunbury, and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

June 30, 2020
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$3,486	$106,648	$110,134
Non-owner occupied	14,685	285,892	300,577
Multifamily	-	37,604	37,604
Residential real estate	1,259	226,168	227,427
Commercial and industrial	1,127	238,969	240,096
Home equity lines of credit	347	116,849	117,196
Construction and other	-	66,015	66,015
Consumer installment	-	11,210	11,210
Total	$20,904	$1,089,355	$1,110,259

December 31, 2019
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$3,474	$98,912	$102,386
Non-owner occupied	7,084	295,096	302,180
Multifamily	-	62,028	62,028
Residential real estate	1,278	233,520	234,798
Commercial and industrial	882	88,645	89,527
Home equity lines of credit	351	111,897	112,248
Construction and other	-	66,680	66,680
Consumer installment	1	14,410	14,411
Total	$13,070	$971,188	$984,258

The amounts above include net deferred loan origination costs of $4.7 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively. The net deferred loan origination costs at June 30, 2020 include $4.0 million of unearned deferred fees from PPP loans.

June 30, 2020
Ending Allowance Balance Attributable to Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,028	$1,038
Non-owner occupied	1,874	3,285	5,159
Multifamily	-	291	291
Residential real estate	22	1,145	1,167
Commercial and industrial	43	1,062	1,105
Home equity lines of credit	27	1,176	1,203
Construction and other	-	236	236
Consumer installment	-	11	11
Total	$1,976	$8,234	$10,210

December 31, 2019
Ending Allowance Balance Attributable to Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$45	$756	$801
Non-owner occupied	582	2,800	3,382
Multifamily	-	340	340
Residential real estate	28	698	726
Commercial and industrial	3	453	456
Home equity lines of credit	2	930	932
Construction and other	-	103	103
Consumer installment	-	28	28
Total	$660	$6,108	$6,768

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”) which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made for the purpose of financing the activities of commercial real estate owners and operators. The residential real estate and HELOC loan segments consist of loans made for the purpose of financing the activities of residential homeowners. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. Although PPP loans are included with C&I loans, the nature of PPP loans differs considerably from the rest of the category. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the CRE, RRE, C&I, HELOC, and Construction portfolios were partially offset by a decrease in the allowance for the Consumer Installment portfolios.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2020
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$3,028	$3,033	$-
Non-owner occupied	7,538	7,538	-
Residential real estate	781	908	-
Commercial and industrial	659	1,148	-
Home equity lines of credit	179	189	-
Total	$12,185	$12,816	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$458	$458	$10
Non-owner occupied	7,147	7,147	1,874
Residential real estate	478	478	22
Commercial and industrial	468	468	43
Home equity lines of credit	168	168	27
Total	$8,719	$8,719	$1,976

Total:
Commercial real estate:
Owner occupied	$3,486	$3,491	$10
Non-owner occupied	14,685	14,685	1,874
Residential real estate	1,259	1,386	22
Commercial and industrial	1,127	1,616	43
Home equity lines of credit	347	357	27
Total	$20,904	$21,535	$1,976

December 31, 2019
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,772	$1,772	$-
Non-owner occupied	3,845	3,845	-
Residential real estate	759	829	-
Commercial and industrial	747	1,524	-
Home equity lines of credit	220	228	-
Consumer installment	1	1	-
Total	$7,344	$8,199	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$1,702	$1,713	$45
Non-owner occupied	3,239	3,239	582
Residential real estate	519	569	28
Commercial and industrial	135	135	3
Home equity lines of credit	131	131	2
Total	$5,726	$5,787	$660

Total:
Commercial real estate:
Owner occupied	$3,474	$3,485	$45
Non-owner occupied	7,084	7,084	582
Residential real estate	1,278	1,398	28
Commercial and industrial	882	1,659	3
Home equity lines of credit	351	359	2
Consumer installment	1	1	-
Total	$13,070	$13,986	$660

The tables above include troubled debt restructuring totaling $3.2 million and $3.6 million as of June 30, 2020 and December 31, 2019, respectively. The amounts allocated within the allowance for losses for troubled debt restructurings was $37,000 and $33,000 at June 30, 2020 and December 31, 2019, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$3,459	$32	$3,464	$65
Non-owner occupied	10,864	209	9,604	258
Residential real estate	1,206	14	1,230	25
Commercial and industrial	1,019	11	973	21
Home equity lines of credit	347	2	348	4
Consumer installment	1	-	1	-
Total	$16,896	$268	$15,620	$373

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$3,819	$35	$4,014	$72
Non-owner occupied	6,419	50	5,989	100
Residential real estate	1,716	15	1,761	27
Commercial and industrial	1,970	23	2,170	45
Home equity lines of credit	104	-	109	-
Construction and other	1,620	-	1,080	-
Consumer installment	2	-	2	-
Total	$15,650	$123	$15,125	$244

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan-rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as payment delinquency, bankruptcy, repossession, or death, occurs to raise awareness of a possible credit quality event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships with loan balances of $500,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews commercial relationships greater than $250,000 and criticized relationships greater than $150,000.  Detailed reviews, including plans for resolution, are performed on criticized loans on at least a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The primary risk of commercial and industrial loans is related to deterioration in the cash flow of the business that may result in the liquidation of the business assets securing the loan. C&I loans are, by nature, secured by less substantial collateral than real estate-secured loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties. The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
June 30, 2020	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$103,644	$3,042	$3,448	$-	$110,134
Non-owner occupied	270,678	3,749	26,150	-	300,577
Multifamily	37,604	-	-	-	37,604
Residential real estate	224,316	410	2,701	-	227,427
Commercial and industrial	235,535	2,658	1,903	-	240,096
Home equity lines of credit	115,617	-	1,579	-	117,196
Construction and other	66,015	-	-	-	66,015
Consumer installment	11,191	-	19	-	11,210
Total	$1,064,600	$9,859	$35,800	$-	$1,110,259

		Special			Total
December 31, 2019	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$95,518	$3,951	$2,917	$-	$102,386
Non-owner occupied	292,192	3,038	6,950	-	302,180
Multifamily	62,028	-	-	-	62,028
Residential real estate	231,633	420	2,745	-	234,798
Commercial and industrial	84,136	3,619	1,772	-	89,527
Home equity lines of credit	111,354	-	894	-	112,248
Construction and other	66,680	-	-	-	66,680
Consumer installment	14,398	-	13	-	14,411
Total	$957,939	$11,028	$15,291	$-	$984,258

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
June 30, 2020	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$108,989	$-	$350	$795	$1,145	$110,134
Non-owner occupied	295,729	-	742	4,106	4,848	300,577
Multifamily	37,604	-	-	-	-	37,604
Residential real estate	223,820	1,539	893	1,175	3,607	227,427
Commercial and industrial	239,836	160	-	100	260	240,096
Home equity lines of credit	116,818	189	50	139	378	117,196
Construction and other	60,524	5,491	-	-	5,491	66,015
Consumer installment	10,977	-	1	232	233	11,210
Total	$1,094,297	$7,379	$2,036	$6,547	$15,962	$1,110,259

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2019	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$101,264	$64	$-	$1,058	$1,122	$102,386
Non-owner occupied	298,941	-	-	3,239	3,239	302,180
Multifamily	62,028	-	-	-	-	62,028
Residential real estate	232,518	1,439	34	807	2,280	234,798
Commercial and industrial	88,965	190	66	306	562	89,527
Home equity lines of credit	111,792	274	29	153	456	112,248
Construction and other	66,680	-	-	-	-	66,680
Consumer installment	13,378	622	216	195	1,033	14,411
Total	$975,566	$2,589	$345	$5,758	$8,692	$984,258

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

		90+ Days Past Due
June 30, 2020	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$1,266	$-
Non-owner occupied	4,106	-
Residential real estate	2,646	-
Commercial and industrial	519	-
Home equity lines of credit	1,021	-
Consumer installment	245	-
Total	$9,803	$-

		90+ Days Past Due
December 31, 2019	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$1,162	$-
Non-owner occupied	3,289	-
Residential real estate	2,576	-
Commercial and industrial	946	-
Home equity lines of credit	709	-
Consumer installment	197	-
Total	$8,879	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $128,000 for the three months ended June 30, 2020 and $47,000 for the three months ended December 31, 2019. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $228,000 for the six months ended June 30, 2020 and $342,000 for the year ended December 31, 2019.

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

The following tables summarize the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the six months ended June 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2019	Charge-offs	Recoveries	Provision	June 30, 2020
Loans:
Commercial real estate:
Owner occupied	$801	$(50)	$14	$273	$1,038
Non-owner occupied	3,382	-	74	1,703	5,159
Multifamily	340	-	-	(49)	291
Residential real estate	726	(51)	30	462	1,167
Commercial and industrial	456	(170)	239	580	1,105
Home equity lines of credit	932	(54)	16	309	1,203
Construction and other	103	-	34	99	236
Consumer installment	28	(391)	11	363	11
Total	$6,768	$(716)	$418	$3,740	$10,210

	For the six months ended June 30, 2019
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2018	Charge-offs	Recoveries	Provision	June 30, 2019
Loans:
Commercial real estate:
Owner occupied	$1,315	$(32)	$2	$(419)	$866
Non-owner occupied	2,862	-	-	726	3,588
Multifamily	474	-	-	(62)	412
Residential real estate	761	-	39	(53)	747
Commercial and industrial	969	(355)	40	(115)	539
Home equity lines of credit	820	(138)	7	247	936
Construction and other	100	-	45	(48)	97
Consumer installment	127	(88)	6	74	119
Total	$7,428	$(613)	$139	$350	$7,304

	For the three months ended June 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	March 31, 2020	Charge-offs	Recoveries	Provision	June 30, 2020
Loans:
Commercial real estate:
Owner occupied	$1,099	$(50)	$11	$(22)	$1,038
Non-owner occupied	4,364	-	-	795	5,159
Multifamily	386	-	-	(95)	291
Residential real estate	1,164	(5)	-	8	1,167
Commercial and industrial	716	(109)	132	366	1,105
Home equity lines of credit	1,240	(41)	12	(8)	1,203
Construction and other	254	-	17	(35)	236
Consumer installment	21	(3)	2	(9)	11
Total	$9,244	$(208)	$174	$1,000	$10,210

	For the three months ended June 30, 2019
	Allowance for Loan and Lease Losses
	Balance				Balance
	March 31, 2019	Charge-offs	Recoveries	Provision	June 30, 2019
Loans:
Commercial real estate:
Owner occupied	$830	$-	$1	$35	$866
Non-owner occupied	2,857	-	-	731	3,588
Multifamily	492	-	-	(80)	412
Residential real estate	773	-	30	(56)	747
Commercial and industrial	586	(9)	24	(62)	539
Home equity lines of credit	832	(48)	3	149	936
Construction and other	748	-	23	(674)	97
Consumer installment	88	(41)	5	67	119
Total	$7,206	$(98)	$86	$110	$7,304

The provision fluctuations during the six-month period ended June 30, 2020 allocated to:

●	a $2.2 million increase in all lending categories’ qualitative factors during the second quarter of 2020 due to the economic uncertainty resulting from the COVID-19 pandemic.
●	non-owner occupied portfolio are due to the increase of specific reserves for two relationships totaling $1.3 million.
●	commercial and industrial loans are due to growth in loan volume along with an allocation for the PPP loans in the amount of $423,000.

The provision fluctuations during the six-month period ended June 30, 2019 allocated to:

●	commercial and industrial loans are due to the charge-off of a large relationship of $336,000 from a previous reserve of $358,000 in the first quarter.
●	residential real estate and home equity lines of credit loans are due to charge-offs and portfolio growth.
●	non-owner occupied loans are due to the reclassification of a large construction loan, with a first quarter reserve of $661,000, from construction and other.

The provision fluctuations during the three-month period ended June 30, 2020 allocated to:

●	non-owner occupied portfolio are due to the increase of specific reserves for two relationships totaling $776,000.
●	commercial and industrial loans are due to growth in loan volume along with an allocation for the PPP loans in the amount of $423,000.

The provision fluctuation during the three-month period ended June 30, 2019 allocated to:

●	non-owner occupied loans are due to the reclassification of a large construction loan, with a first quarter reserve of $661,000, from construction and other.

TDR describes loans on which the bank has granted concessions for reasons related to the customer’s financial difficulties. Such concessions may include one or more of the following:

●	reduction in the interest rate to below-market rates
●	extension of repayment requirements beyond normal terms
●	reduction of the principal amount owed
●	reduction of accrued interest due
●	acceptance of other assets in full or partial payment of a debt

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

The following tables summarize troubled debt restructurings (in thousands):

	For the Six Months Ended
	June 30, 2020
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$39	$39
Commercial and industrial	2	-	2	118	117

For the Three and Six Months Ended
June 30, 2019
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	-	1	1	$85	$140

There were no troubled debt restructurings during the three-month period ended June 30, 2020.

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended June 30, 2020 and June 30, 2019, or for the six-month periods ended June 30, 2020 and June 30, 2019.

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

With respect to the June 30, 2020 and 2019 financial statements, the effect of the stock split on June 30, 2019 amounts was recognized retroactively in the stockholders’ equity accounts in the Consolidated Balance Sheets, and in all share data in the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The effect of the stock split on per share amounts and weighted average common shares outstanding for the three and six months ended June 30, 2019 is as follows:

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Restated net income per common share - basic	$0.51	$0.97
Restated net income per common share - diluted	$0.50	$0.97
Restated weighted-average common shares issued	7,286,542	7,278,620
Restated average treasury stock shares	784,034	778,214
Restated average shares outstanding - basic	6,502,508	6,500,406
Restated stock options and restricted stock	12,438	12,644
Restated average shares outstanding - diluted	6,514,946	6,513,050
Restated period ending shares outstanding	6,485,170	6,485,170
Restated treasury shares outstanding	807,824	807,824

NOTE 10 – RISKS AND UNCERTAINTIES

COVID-19 Update

The following table provides information with respect to our commercial loans by type at June 30, 2020 that management considers to be at the highest exposure to risk related to the COVID-19 pandemic.

At Risk Loans at June 30, 2020
Loan Type	Number of Loans	Balance (in thousands)	% of Total Loans
Retail	270	$195,550	17.6%
Multifamily & Residential NOO	354	120,697	10.9%
Ambulatory Care, Nursing/Rehabilitation and Social Assistance	218	81,491	7.3%
Hospitality and tourism	58	44,923	4.1%
Restaurant/food service/bar	136	24,938	2.2%
Other	219	20,208	1.8%
Total	1,255	$487,807	43.9%

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans.

As of June 30, 2020, we approved 1,343 applications for up to $142.7 million of loans under the PPP.

As of June 30, 2020, we modified 362 loans aggregating $214.8 million primarily consisting of the deferral of principal and interest payments and the extension of the maturity date for up to three months.

Details with respect to actual commercial loan deferrals are as follows:

Type	Number of Loans	Balance (in thousands)	% of Total Loans
Retail	58	$89,438	8.1%
Hospitality and tourism	23	35,700	3.2%
Ambulatory Care, Nursing/Rehabilitation and Social Assistance	10	22,456	2.0%
Multifamily & Residential NOO	16	7,628	0.7%
Restaurant/food service/bar	10	5,216	0.5%
Other	245	54,379	4.9%
Total	362	$214,817	19.4%

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

As of June 30, 2020, PPP loan amounts that could be forgiven under this provision are as follows:

	Number of Loans	Loan Balance (in thousands)
> $2 million	6	$14,774
$350,000 - $2 million	92	69,361
$150,000 - $350,000	96	20,768
< $150,000	1,108	36,397
Total	1,302	$141,300

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. Middlefield Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against Middlefield Bank and is not resolved in a manner favorable to Middlefield Bank, it may result in significant financial liability or adversely affect Middlefield Bank’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (MD&A) provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

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

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets ended the June 30, 2020 quarter at $1.34 billion, an increase of $160.8 million from December 31, 2019. For the same time period, cash and cash equivalents increased $23.2 million, or 66.0%, while net loans increased $122.6 million, or 12.5%. Total liabilities increased $157.9 million or 15.1%, while stockholders’ equity increased $2.9 million, or 2.1%.

Cash and cash equivalents. Cash and cash equivalents increased $23.2 million, or 66.0%, to $58.3 million at June 30, 2020 from $35.1 million at December 31, 2019. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

The Company will continue to hold elevated levels of cash and cash equivalents to meet the demands of customers during the economic downturn. The Company monitors cash and cash equivalents on a daily basis to ensure adequate liquidity positions are maintained.

Investment securities. Investment securities available for sale on June 30, 2020 totaled $112.5 million, an increase of $6.8 million, or 6.4%, from $105.7 million at December 31, 2019. During this period, the Company recorded repayments, calls, and maturities of $7.8 million and a net unrealized holding gain through AOCI of $2.4 million. Securities purchased were $12.3 million, and there were no sales of securities for the six months ended June 30, 2020. The Company recorded $129,000 in losses on equity securities as of June 30, 2020 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The loss on equity securities is the result of remeasurements of fair value of the equity securities held during this six-month period.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidence in the municipal market, such as: sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 75% of the overall portfolio. While these investments have historically proven to have extremely low credit risk, the current economic environment may pose a threat to the cash flows of these governmental entities. The March 31, 2020 review shows portfolio credit quality to be strong with 99.5% of the portfolio having an assigned investment-grade rating or secured by an escrow of US government or agency securities, 80% of the portfolio is either pre-refunded or rated in the broad rating categories of AA or AAA. While not included in the assessment of the credit quality of portfolio holdings, 17.6% benefit from a bond insurance policy, which provides an additional layer of payment support for the securities.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well disbursed, geographically, with the five branches in the central Ohio market comprising 23.6% of the Company’s total loans. Net loans receivable increased $122.6 million, or 12.5%, to $1.10 billion as of June 30, 2020 from $977.5 million at December 31, 2019. Included in the total increase for loans receivable were increases in the commercial and industrial, CRE owner occupied, and home equity lines of credit portfolios of $150.6 million, or 168.2%, $7.8 million, or 7.6%, and $5.0 million, or 4.4%, respectively. This increase is net of decreases in the construction and other, CRE non-owner occupied, consumer installment, residential real estate, and CRE multifamily portfolios of $665,000, or 1.0%, $1.6 million, or 0.5%, $3.2 million, or 22.2%, $7.4 million, or 3.1%, and $24.4 million, or 39.4%, respectively. The increase in the commercial and industrial portfolio includes the PPP loans issued as of June 30, 2020 of $142.7 million.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on June 30, 2020 totaled $4.2 million, an increase of $2.9 million, or 240.2%, from December 31, 2019. This increase is the result of more saleable loans being held at quarter end. The Company recorded proceeds from the sale of $18.6 million of these loans for $495,000 in gains on sale of loans as of June 30, 2020 on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At June 30, 2020 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 295.5% of total risk-based capital. Construction, land and land development loans represent 46.1% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. At June 30, 2020, unused line of credit commitments is unchanged from December 31, 2019.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $3.4 million, or 50.9%, to $10.2 million at June 30, 2020 from $6.8 million at December 31, 2019. For the three months ended June 30, 2020, net loan charge-offs totaled $34,000, or 0.01% of average loans, compared to net charge-offs of $12,000 for the same period in 2019. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $1.0 million in the three-month period ended June 30, 2020. For the six months ended June 30, 2020, net loan charge-offs totaled $298,000, or 0.06% of average loans, compared to net charge-offs of $474,000, or 0.10% of average loans, for the same period in 2019. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $3.7 million in the six-month period ended June 30, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans was 104.2% for the three-month period ended June 30, 2020, compared to 68.1% for the same period in the prior year. This is due to an increase in impaired loans and the allowance being adjusted to address the economic slowdown during the six months ended June 30, 2020. See additional discussions on the provision for loan losses section below.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2020. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Goodwill. The Company considers the negative economic impact resulting from the COVID-19 shutdowns to be a triggering event necessitating a mid-cycle analysis for impairment. Based on the analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired.

Accrued Interest Receivable and Other Assets. Accrued interest receivable and other assets increased $4.4 million, or 41.0%, to $15.1 million at June 30, 2020 from $10.7 million at December 31, 2019. Income receivable on loans has increased $2.1 million as a result of the COVID-19 payment deferral program. Also included in this increase are increases in FHLB stock owned of $1.6 million, other real estate owned of $532,000, and an increase in the holding company franchise tax asset of $551,000.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days or more past due, other real estate owned, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against principal until doubt about collectability ceases.

	Asset Quality History

(Dollar amounts in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019

Nonperforming loans	$9,803	$8,405	$8,879	$10,053	$10,729
Other real estate owned	687	456	155	89	89

Nonperforming assets	$10,490	$8,861	$9,034	$10,142	$10,818

Allowance for loan and lease losses	10,210	9,244	6,768	7,001	7,304

Ratios:
Nonperforming loans to total loans	0.88%	0.84%	0.90%	1.01%	1.07%
Nonperforming assets to total assets	0.78%	0.73%	0.76%	0.79%	0.84%
Allowance for loan and lease losses to total loans	0.92%	0.93%	0.69%	0.70%	0.73%
Allowance for loan and lease losses to nonperforming loans	104.15%	109.98%	76.22%	69.64%	68.08%

Nonperforming loans exclude TDRs that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 25 TDRs accruing interest with a balance of $2.8 million as of June 30, 2020. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $9.1 million as of June 30, 2020, an increase of $1.3 million from $7.8 million at December 31, 2019.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2020, 93.3% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 0.69% as of December 31, 2019 to 0.92% as of June 30, 2020.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.16 billion or 103.9% of the Company’s total average funding sources at June 30, 2020. Total deposits increased $137.4 million, or 13.5%, at June 30, 2020 from $1.02 billion at December 31, 2019. The total increase in deposits is the net of increases in noninterest-bearing demand deposits, interest-bearing demand deposits, savings, and money market deposits of $79.4 million, or 41.5%, $28.9 million, or 26.8%, $26.5 million, or 13.8%, and $8.0 million, or 5.0%, respectively, and a decrease in time deposits of $5.4 million, or 1.5%, at June 30, 2020, as some maturing certificates are not being renewed in the current low interest rate environment. Included in the net increase are $58.8 million of new PPP deposits. The Company uses certain non-core funding instruments in order to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $54.9 million at June 30, 2020, as compared to $117.1 million at December 31, 2019.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include FHLB advances, junior subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased $15.3 million to $20.4 million as of June 30, 2020. Other borrowings increased $4.4 million, or 34.6%, to $17.2 million as of June 30, 2020 from $12.8 million as of December 31, 2019.

Stockholders’ equity. Stockholders’ equity increased $2.9 million, or 2.1%, to $140.7 million at June 30, 2020 from $137.8 million at December 31, 2019. This increase was the result of increases in retained earnings of $2.1 million, AOCI of $1.9 million, and common stock of $105,000. This increase is net of an increase in treasury stock of $1.2 million, or 7.6%, to $16.9 million as of June 30, 2020, from $15.7 million as of December 31, 2019. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change in AOCI is due to fair value adjustments of available-for-sale securities, and the change in treasury stock is due to the Company repurchasing 58,200 of its outstanding shares during the six months ended June 30, 2020.

The Company suspended its stock repurchase program as a result of the economic slowdown and the focus on capital preservation. The suspension will continue until economic clarity arises and the Company is certain it is the best use of capital.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2020, was $3.0 million, a $324,000, or 9.8%, decrease from the amount earned during the same period in 2019. Diluted earnings per share for the quarter decreased to $0.46, compared to $0.50 from the same period in 2019. Net income for the six months ended June 30, 2020, was $4.0 million, a $2.3 million, or 36.4%, decrease from the amount earned during the same period in 2019. Diluted earnings per share for this six-month period decreased to $0.62, compared to $0.97 from the same period in 2019.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 0.90% and 8.56%, respectively, compared with 1.09% and 9.79% for the same period in 2019. The Company’s ROA and ROE for the six-month period were 0.78% and 5.79%, respectively, compared with 1.05% and 9.58% for the same period in 2019.

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

Net interest income for the three months ended June 30, 2020 totaled $10.7 million, an increase of 4.4% from that reported in the comparable period of 2019. The net interest margin was 3.49% for the second quarter of 2020, a decrease from the 3.65% reported for the same quarter of 2019. The decline in the net interest margin is attributable to a 56 basis point decrease in loans receivable yield along with a 198 basis point decrease in the yield on interest-earning deposits with other banks. This decline was partially offset by an increase in average loan balances of $89.8 million or 9.0%. PPP loans reduced the net interest margin for the second quarter by 10 basis points from the first quarter of 2020. Net interest income for the six months ended June 30, 2020 totaled $20.8 million, an increase of 1.3% from that reported in the comparable period of 2019. The net interest margin was 3.56% for the six-month period ended June 30, 2020, a decrease from the 3.67% reported for the comparable period of 2019. The decline in the net interest margin is attributable to a 35 basis point decrease in loans receivable yield along with a 152 basis point decrease in the yield on interest-earning deposits with other banks. This decline was partially offset by an increase in average loan balances of $36.7 million or 3.7%. The Company’s net interest margin may be subject to further decline as a result of the abrupt decrease in interest rates during the first quarter of 2020, the reduced interest income on floating-rate commercial loans, and the business disruptions caused by the COVID-19 pandemic. As the Company is in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial and consumer loans that have variable interest rates. Both loan types have floor rates. The benefit of these floors will become more evident in future quarters if the Federal Reserve maintains short-term interest rates at the low level established in March 2020. For the three months ended June 30, 2020, the decrease in yield on interest-earning deposits with other banks led to a $213,000 decline in interest income. The $565,000 overall decrease in interest income was offset by a $1.0 million decrease in interest expense. For the six months ended June 30, 2020, the decrease in yield on interest-earning deposits with other banks led to a $320,000 decline in interest income. The $1.0 million overall decrease in interest income was offset by a $1.3 million decrease in interest expense.

Interest and dividend income. Interest and dividend income decreased $565,000, or 4.1%, for the three months ended June 30, 2020, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $425,000. Interest and dividend income decreased $1.0 million, or 3.8%, for the six months ended June 30, 2020, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $835,000.

Interest and fees earned on loans receivable decreased $425,000, or 3.3%, for the three months ended June 30, 2020, compared to the same period in the prior year. This is attributable to a 56 basis point decrease in the average yield to 4.53%, partially offset by an increase in average loan balances of $89.8 million. Interest and fees earned on loans receivable decreased $835,000, or 3.3%, for the six months ended June 30, 2020, compared to the same period in the prior year. This is attributable to a 35 basis point decrease in the average yield to 4.73%, partially offset by an increase in average loan balances of $36.7 million. The increase in the average loan balance is due in part to the issuance of PPP loans in 2020, the related income of which was $927,000 as of June 30, 2020.

Net interest earned on securities increased by $73,000 for the three months ended June 30, 2020 when compared to the same period in the prior year. The average balance of investment securities increased $8.7 million, or 8.8%, while the 3.76% yield on the investment portfolio increased by 6 basis points, from 3.70%, for the same period in the prior year. Net interest earned on securities increased by $115,000 for the six months ended June 30, 2020 when compared to the same period in the prior year. The average balance of investment securities increased $8.6 million, or 8.7%, while the 3.69% yield on the investment portfolio decreased by 2 basis points, from 3.71%, for the same period in the prior year.

Interest expense. Interest expense decreased $1.0 million, or 29.6%, for the three months ended June 30, 2020, compared to the same period in the prior year. The decrease is attributable to a decrease in the average balance of certificates of deposits of $40.7 million, or 10.4%, and is further attributable to decreases of 214, 48, 47, and 35 basis points in short-term borrowings, savings, money market deposits, and certificates of deposits cost. This decrease was partially offset by an increase in the average balance of short-term borrowings of $42.6 million, or 319.2%. Interest expense decreased $1.3 million, or 19.4%, for the six months ended June 30, 2020, compared to the same period in the prior year. The decrease is attributable to decreases in the average balances of money market deposits and savings deposits of $15.8 million, or 8.9%, and $10.6 million, or 5.3%, respectively. This decrease is further attributable to decreases in costs of 204, 90, 40, 33, and 21 basis points in short-term borrowings, other borrowings, savings, money market deposits, and certificates of deposits costs. This decrease was partially offset by an increase in the average balance of short-term borrowings of $11.0 million, or 45.2%.

The decreases in costs were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds rate in March 2020. The COVID-19 pandemic could result in lower levels of deposits in future periods, which could decrease our average interest-bearing deposits for the remainder of 2020. Also, as a result of the reductions in the targeted federal funds interest rate, as well as the impact of the COVID-19 pandemic, we expect that our net interest income and net interest margin could decrease in future periods.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $1.0 million was recorded for the quarter ended June 30, 2020, an increase of $890,000 from the quarter ended June 30, 2019. A provision for loan losses of $3.7 million was recorded for the six-month period ended June 30, 2020, an increase of $3.4 million from the same period in 2019. The Company remains confident in the conservative and disciplined approach to credit and risk management. However, the economic challenges caused by the COVID-19 crisis has an immediate impact on credit quality.

At June 30, 2020, we considered the effect of the economic shutdown to combat COVID-19 on our borrowers and local economy. Although stimulus and mitigation efforts are expected to reduce the impact, we believe a 20 basis point increase to the economic qualitative factor was warranted. Most of the increased provision is the result of increases to the current economic condition’s qualitative factors. The impact of those increases for the six months ended June 30, 2020 is (in thousands):

Commercial real estate:
Owner occupied	$191
Non-owner occupied	542
Multifamily	63
Residential real estate	458
Commercial and industrial	646
Home equity lines of credit	228
Construction and other	112
Consumer installment	8
Total	$2,248

Nonperforming loans were $9.8 million, or .88%, of total loans at June 30, 2020 compared with $10.7 million, or 1.07%, at June 30, 2019. For the three months ended June 30, 2020, net loan charge-offs totaled $34,000, or 0.01% of average loans, compared to net charge-offs of $12,000, for the second quarter of 2019. For the six months ended June 30, 2020, net loan charge-offs totaled $298,000, or 0.06% of average loans, compared to net charge-offs of $474,000, or 0.10% of average loans, for the same period in 2019.

Noninterest income. Noninterest income increased $196,000, or 15.1%, for the three months ended June 30, 2020 over the comparable 2019 period. This increase was the result of an increase in gains on sale of loans of $283,000, or 288.8%, partially offset by a decrease in investment securities gains on sale, net, of $190,000. The increase in gains on sale of loans is due to an increase in refinancing of mortgages due to a decrease in rates. Noninterest income increased $138,000, or 5.7%, during the six months ended June 30, 2020 over the comparable 2019 period. This increase was the result of an increase in gains on sale of loans of $338,000, or 215.3%, partially offset by decreases in investment securities gains on sale, net, and gains on equity securities (Note 7) of $190,000, and $173,000, respectively. The increase in gains on sale of loans is due to an increase in saleable loans being sold during this time period. The decrease in investment securities gains on sale is due to no available-for-sale securities being sold during the second quarter of 2020.

Noninterest expense.  Noninterest expense of $7.7 million for the second quarter 2020 was 2.8%, or $207,000, higher than the second quarter of 2019.  Data processing costs and other expenses increased $135,000, or 24.6%, and $70,000, or 7.2%, respectively.  The increase in data processing costs is due to new and increased costs of processing agreements.  The increase in other expense is due to increases in directors' fees, miscellaneous loan expenses, sundry gains and losses, and pandemic response-related expenses.  Noninterest expense of $14.9 million for the six-month period ended June 30, 2020 was 0.3%, or $41,000, lower than the same period in 2019.  Data processing costs and other expense increased $336,000, or 33.1%, and $264,000, or 14.3%, respectively.  These increases were offset by a decrease in salaries and employee benefits of $602,000, or 7.3%.  The increase in data processing costs is due to new and increased costs of processing agreements, and the increase in other expense is due to increases in miscellaneous loan expenses, postage, sundry gains and losses, and fewer offsetting gains on sales of OREO properties.  The decrease in salary expense is due to the valuation adjustment for share-based compensation liability (see Note 3), as well as a decrease in profit sharing expense recorded.

Provision for income taxes. The Company recognized $565,000 in income tax expense, which reflected an effective tax rate of 16.0% for the three months ended June 30, 2020, as compared to $686,000 with an effective tax rate of 17.3% for the comparable 2019 period. The Company recognized $639,000 in income tax expense, which reflected an effective tax rate of 13.8% for the six months ended June 30, 2020, as compared to $1.3 million with an effective tax rate of 17.1% for the comparable 2019 period. The decrease in the effective tax rate is due to the reduction of net income.

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

	For the Three Months Ended June 30,
	2020			2019

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,092,095	$12,281	4.53%	$1,002,346	$12,706	5.09%
Investment securities (3)	107,765	840	3.76%	99,022	767	3.70%
Interest-earning deposits with other banks (4)	58,541	34	0.23%	44,747	247	2.21%
Total interest-earning assets	1,258,401	13,155	4.27%	1,146,115	13,720	4.86%
Noninterest-earning assets	62,976			61,267
Total assets	$1,321,377			$1,207,382
Interest-bearing liabilities:
Interest-bearing demand deposits	$129,917	$112	0.35%	$98,929	$88	0.36%
Money market deposits	164,434	381	0.93%	159,705	558	1.40%
Savings deposits	198,967	104	0.21%	195,451	336	0.69%
Certificates of deposit	350,298	1,739	2.00%	390,997	2,295	2.35%
Short-term borrowings	55,973	32	0.23%	13,354	79	2.37%
Other borrowings	15,615	62	1.60%	12,489	95	3.05%
Total interest-bearing liabilities	915,204	2,430	1.07%	870,925	3,451	1.59%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	262,575			198,234
Other liabilities	4,311			3,387
Stockholders' equity	139,287			134,836
Total liabilities and stockholders' equity	$1,321,377			$1,207,382
Net interest income		$10,725			$10,269
Interest rate spread (1)			3.20%			3.27%
Net interest margin (2)			3.49%			3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.50%			131.60%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $190 and $168 for the three months ended June 30, 2020 and 2019, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2020 and 2019, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2020 versus 2019

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,136	$(1,561)	$(425)
Investment securities	80	(7)	73
Interest-earning deposits with other banks	76	(289)	(213)
Total interest-earning assets	1,292	(1,857)	(565)

Interest-bearing liabilities:
Interest-bearing demand deposits	28	(4)	24
Money market deposits	16	(193)	(177)
Savings deposits	6	(238)	(232)
Certificates of deposit	(238)	(318)	(556)
Short-term borrowings	251	(298)	(47)
Other borrowings	24	(57)	(33)
Total interest-bearing liabilities	87	(1,108)	(1,021)

Net interest income	$1,205	$(749)	$456

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

	For the Six Months Ended June 30,
	2020			2019
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,038,064	$24,359	4.73%	$1,001,344	$25,194	5.08%
Investment securities (3)	106,829	1,626	3.69%	98,253	1,511	3.71%
Interest-earning deposits with other banks (4)	50,129	179	0.72%	45,015	499	2.24%
Total interest-earning assets	1,195,022	26,164	4.47%	1,144,612	27,204	4.85%
Noninterest-earning assets	63,990			60,912
Total assets	$1,259,012			$1,205,524
Interest-bearing liabilities:
Interest-bearing demand deposits	$121,804	229	0.38%	$96,594	$160	0.33%
Money market deposits	161,221	934	1.17%	176,970	1,313	1.50%
Savings deposits	191,052	331	0.35%	201,650	753	0.75%
Certificates of deposit	362,082	3,707	2.06%	355,620	3,996	2.27%
Short-term borrowings	35,390	67	0.38%	24,372	292	2.42%
Other borrowings	14,159	138	1.96%	13,473	191	2.86%
Total interest-bearing liabilities	885,708	5,406	1.23%	868,679	6,705	1.56%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	228,993			199,332
Other liabilities	5,024			4,870
Stockholders' equity	139,287			132,643
Total liabilities and stockholders' equity	$1,259,012			$1,205,524
Net interest income		$20,758			$20,499
Interest rate spread (1)			3.24%			3.29%
Net interest margin (2)			3.56%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.92%			131.76%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $379 and $338 for the six months ended June 30, 2020 and 2019, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2020 and 2019, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2020 versus 2019

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$928	$(1,763)	$(835)
Investment securities	158	(43)	115
Interest-earning deposits with other banks	57	(377)	(320)
Total interest-earning assets	1,143	(2,183)	(1,040)

Interest-bearing liabilities:
Interest-bearing demand deposits	41	28	69
Money market deposits	(117)	(262)	(379)
Savings deposits	(40)	(382)	(422)
Certificates of deposit	73	(362)	(289)
Short-term borrowings	133	(358)	(225)
Other borrowings	10	(63)	(53)
Total interest-bearing liabilities	100	(1,399)	(1,299)

Net interest income	$1,043	$(784)	$259

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. The Company offers a line of retail deposit products created to more closely align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the Federal Home Loan Bank of Cincinnati (the “FHLB”), and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

At June 30, 2020, additional borrowing capacity at the FHLB was $383.3 million, as compared to $273.4 million at December 31, 2020. This increase was the result of collateralizing additional assets. For the six months ended June 30, 2020, wholesale funding decreased $52.2 million. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of June 30, 2020. Management plans to continually monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the six months ended June 30, 2020, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at June 30, 2020. The following table indicates the capital ratios for Middlefield Bank and Company at June 30, 2020 and December 31, 2019.

	As of June 30, 2020
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.64%	11.13%	11.13%	12.04%
Middlefield Banc Corp.	10.28%	11.34%	10.63%	12.24%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2019
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	10.35%	12.12%	12.12%	12.79%
Middlefield Banc Corp.	10.23%	12.56%	11.77%	13.23%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2020 and December 31, 2019 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2020 and December 31, 2019 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2020 and December 31, 2019 for portfolio equity:

	June 30, 2020		December 31, 2019
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(0.30)%	4.90%	0.20%	6.20%
-100bp	0.20%	(17.50)%	(0.60)%	(9.40)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2020, have remained unchanged from December 31, 2019.

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

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 32 million people have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies have encouraged lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies encouraged financial institutions to prudently work with affected borrowers and issued guidance providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

N/A

Item 5. Other information

None

Item 6.    Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2020

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6*	Change in Control Agreement between Middlefield Banc Corp. and John D. Lane	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.1	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002
10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: August 4, 2020	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 4, 2020	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer