Form 10-Q
period 2020-09-30
MIDDLEFIELD BANC CORP
filed 2020-11-03
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 3, 2020:  6,378,960

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Cash and due from banks	$46,097	$35,113
Federal funds sold	6,884	-
Cash and cash equivalents	52,981	35,113
Equity securities, at fair value	553	710
Investment securities available for sale, at fair value	112,968	105,733
Loans held for sale	10,457	1,220
Loans:
Commercial real estate:
Owner occupied	107,342	102,386
Non-owner occupied	310,512	302,180
Multifamily	39,622	62,028
Residential real estate	222,237	234,798
Commercial and industrial	258,313	89,527
Home equity lines of credit	115,223	112,248
Construction and other	60,613	66,680
Consumer installment	10,534	14,411
Total loans	1,124,396	984,258
Less: allowance for loan and lease losses	11,359	6,768
Net loans	1,113,037	977,490
Premises and equipment, net	18,633	17,874
Goodwill	15,071	15,071
Core deposit intangibles	1,807	2,056
Bank-owned life insurance	16,832	16,511
Other real estate owned	7,391	155
Accrued interest receivable and other assets	15,079	10,542

TOTAL ASSETS	$1,364,809	$1,182,475

LIABILITIES
Deposits:
Noninterest-bearing demand	$268,838	$191,370
Interest-bearing demand	179,080	107,844
Money market	184,936	160,826
Savings	231,696	192,003
Time	329,413	368,800
Total deposits	1,193,963	1,020,843
Short-term borrowings:
Federal funds purchased	-	75
Federal Home Loan Bank advances	-	5,000
Total short-term borrowings	-	5,075
Other borrowings	17,100	12,750
Accrued interest payable and other liabilities	11,690	6,032
TOTAL LIABILITIES	1,222,753	1,044,700

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,307,472 and 7,294,792 shares issued; 6,378,110 and 6,423,630 shares outstanding	86,871	86,617
Retained earnings	68,046	65,063
Accumulated other comprehensive income	4,077	1,842
Treasury stock, at cost; 929,362 and 871,162 shares	(16,938)	(15,747)
TOTAL STOCKHOLDERS' EQUITY	142,056	137,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,364,809	$1,182,475

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,603	$12,804	$36,962	$37,998
Interest-earning deposits in other institutions	8	193	109	549
Federal funds sold	-	24	21	56
Investment securities:
Taxable interest	249	206	612	599
Tax-exempt interest	618	613	1,881	1,731
Dividends on stock	29	45	86	156
Total interest and dividend income	13,507	13,885	39,671	41,089

INTEREST EXPENSE
Deposits	2,106	3,173	7,307	9,395
Short-term borrowings	14	42	81	334
Other borrowings	28	92	166	283
Total interest expense	2,148	3,307	7,554	10,012

NET INTEREST INCOME	11,359	10,578	32,117	31,077

Provision for loan losses	4,000	80	7,740	430

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,359	10,498	24,377	30,647

NONINTEREST INCOME
Service charges on deposit accounts	691	571	1,810	1,609
Investment securities gains on sale, net	-	4	-	194
(Loss) gain on equity securities	(28)	(32)	(157)	12
Earnings on bank-owned life insurance	109	109	321	323
Gain on sale of loans	660	128	1,155	285
Other income	379	325	1,251	1,113
Total noninterest income	1,811	1,105	4,380	3,536

NONINTEREST EXPENSE
Salaries and employee benefits	3,597	4,272	11,197	12,474
Occupancy expense	497	535	1,530	1,584
Equipment expense	363	244	943	770
Data processing costs	683	580	2,033	1,594
Ohio state franchise tax	282	262	831	782
Federal deposit insurance expense	123	-	320	230
Professional fees	289	401	1,007	1,235
Gain on other real estate owned	(195)	(18)	(257)	(130)
Advertising expense	217	202	643	605
Software amortization expense	70	100	285	206
Core deposit intangible amortization	83	86	249	256
Other expense	1,013	1,009	3,182	3,049
Total noninterest expense	7,022	7,673	21,963	22,655

Income before income taxes	2,148	3,930	6,794	11,528
Income taxes	295	661	934	1,958

NET INCOME	$1,853	$3,269	$5,860	$9,570

EARNINGS PER SHARE
Basic	$0.29	$0.51	$0.92	$1.48
Diluted	$0.29	$0.50	$0.92	$1.47

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$1,853	$3,269	$5,860	$9,570

Other comprehensive income:
Net unrealized holding gain on available-for-sale investment securities	400	883	2,829	3,011
Tax effect	(84)	(100)	(594)	(547)

Reclassification adjustment for investment securities gains included in net income	-	(4)	-	(194)
Tax effect	-	1	-	41

Total other comprehensive income	316	780	2,235	2,311

Comprehensive income	$2,169	$4,049	$8,095	$11,881

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, June 30, 2020	7,298,829	$86,722	$67,150	$3,761	$(16,938)	$140,695

Net income			1,853			1,853
Other comprehensive income				316		316
Stock options exercised	500	4				4
Stock-based compensation, net	8,143	145				145
Cash dividends ($0.15 per share)			(957)			(957)

Balance, September 30, 2020	7,307,472	$86,871	$68,046	$4,077	$(16,938)	$142,056

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, June 30, 2019	7,292,994	$86,590	$60,517	$1,377	$(14,224)	$134,260

Net income			3,269			3,269
Other comprehensive income				780		780
Dividend reinvestment and purchase plan	1,298	27				27
Treasury shares acquired (63,338)					(1,523)	(1,523)
Cash dividends ($0.14 per share)			(900)			(900)

Balance, September 30, 2019	7,294,292	$86,617	$62,886	$2,157	$(15,747)	$135,913

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2019	7,294,792	$86,617	$65,063	$1,842	$(15,747)	$137,775

Net income			5,860			5,860
Other comprehensive income				2,235		2,235
Stock options exercised	500	4				4
Stock-based compensation, net	12,180	250				250
Treasury shares acquired (58,200)					(1,191)	(1,191)
Cash dividends ($0.45 per share)			(2,877)			(2,877)

Balance, September 30, 2020	7,307,472	$86,871	$68,046	$4,077	$(16,938)	$142,056

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2018	7,260,994	$85,925	$56,037	$(154)	$(13,518)	$128,290

Net income			9,570			9,570
Other comprehensive income				2,311		2,311
Dividend reinvestment and purchase plan	17,866	372				372
Stock options exercised	400	4				4
Stock-based compensation, net	15,032	316				316
Treasury shares acquired (98,832)					(2,229)	(2,229)
Cash dividends ($0.42 per share)			(2,721)			(2,721)

Balance, September 30, 2019	7,294,292	$86,617	$62,886	$2,157	$(15,747)	$135,913

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$5,860	$9,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,740	430
Investment securities gains on sale, net	-	(194)
Loss (gain) on equity securities	157	(12)
Depreciation and amortization of premises and equipment, net	990	778
Software amortization expense	285	206
Financing lease amortization expense	209	264
Gain on sale of premises and equipment	(27)	-
Amortization of premium and discount on investment securities, net	270	240
Accretion of deferred loan fees, net	(2,134)	(557)
Amortization of core deposit intangibles	249	256
Stock-based compensation (income) expense, net	(156)	366
Origination of loans held for sale	(44,080)	(12,845)
Proceeds from sale of loans	35,998	12,936
Gain on sale of loans	(1,155)	(285)
Earnings on bank-owned life insurance	(321)	(323)
Deferred income tax	615	117
Net gain on other real estate owned	(257)	(130)
(Increase) decrease in accrued interest receivable	(2,527)	(51)
(Decrease) increase in accrued interest payable	(129)	276
Other, net	4,048	(1,329)
Net cash provided by operating activities	5,635	9,713

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	12,676	8,571
Proceeds from sale of securities	-	12,325
Purchases	(17,352)	(24,844)
Increase in loans, net	(148,807)	(7,529)
Proceeds from the sale of other real estate owned	675	360
Net purchase of premises and equipment	(948)	(1,420)
Proceeds from the disposal of premises and equipment	27	-
Purchase of restricted stock	(1,600)	(169)
Redemption of restricted stock	241	-
Net cash used in investing activities	(155,088)	(12,706)

FINANCING ACTIVITIES
Net increase in deposits	173,120	18,346
(Decrease) increase in short-term borrowings, net	(5,075)	1,602
Borrowings (repayment) of other borrowings	3,340	(245)
Restricted stock cash portion	-	(44)
Stock options exercised	4	4
Proceeds from dividend reinvestment and purchase plan	-	372
Repurchase of treasury shares	(1,191)	(2,229)
Cash dividends	(2,877)	(2,721)
Net cash provided by financing activities	167,321	15,085

Increase in cash and cash equivalents	17,868	12,092

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,113	107,933

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,981	$120,025

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended
	September 30,
	2020	2019
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$7,683	$9,736
Income taxes	2,002	2,180

Noncash operating transactions:
Operating lease assets added to other, net	$-	$(1,071)
Operating lease liabilities added to other, net	-	1,071
Noncash investing transactions:
Transfers from loans to other real estate owned	$7,654	$56
Finance lease assets added to premises and equipment	(1,010)	(3,801)
Noncash financing transactions:
Finance lease liabilities added to other borrowings funds	$1,010	$3,801

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

CECL Adoption. The Company continues to monitor the opportunity to early adopt ASC Topic 326, which replaces the current incurred loss approach for measuring credit losses with an expected loss model ("CECL"). CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The adoption of this guidance is expected to result in an increase of the allowance for credit losses, an increase in the allowance for unfunded commitments, and a reduction of retained earnings. Incurred loss will be used until the tax benefits associated with increased reserves are maximized. Management may consider early adoption of CECL, which would have no initial impact to the income statement.

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

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company's financial statements.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

In accordance with ASC Topic 606, management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 92.6% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest Income	2020	2019	2020	2019
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$163	$201	$475	$639
ATM banking fees	298	255	771	690
Service charges and other fees	230	115	564	280
Investment securities gains on sale, net (a)	-	4	-	194
Gain (loss) on equity securities (a)	(28)	(32)	(157)	12
Earnings on bank-owned life insurance (a)	109	109	321	323
Gain on sale of loans (a)	660	128	1,155	285
Revenue from investment services	132	99	400	361
Other income	247	226	851	752
Total noninterest income	$1,811	$1,105	$4,380	$3,536

Net gain on other real estate owned	$195	$18	$257	$130

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of September 30, 2020 and 2019.

Stock option activity during the nine months ended September 30, 2020 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2020	14,500	$8.78
Exercised	(1,500)	8.78

Outstanding, September 30, 2020	13,000	$8.78

Exercisable, September 30, 2020	13,000	$8.78

The following table presents the activity during the nine months ended September 30, 2020 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2020	56,066	$21.67
Granted	22,700	26.09
Vested	(11,006)	19.35
Nonvested at September 30, 2020	67,760	$23.52

Expected to vest as of September 30, 2020	1,000	$22.65

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation (recovery) expense of ($75,000) and $180,000 was recognized for the three-month periods ended September 30, 2020 and 2019, respectively. Share-based compensation (recovery) expense of ($188,000) and $270,000 was recognized for the nine-month periods ended September 30, 2020 and 2019, respectively. The (recovery) expense recorded for the three and nine-month periods ended September 30, 2020 is the result of the decrease in the market valuations of the plans during these periods. Vesting of shares under the plan is contingent on a combination of service period and a performance condition tied to the total shareholder return on the Company’s stock. Due to the change in market conditions during 2020, there was a decrease in the probability of the achievement of the performance condition which resulted in a decrease in the liability related to the plan and a reversal of compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $289,000 and $416,000 at September 30, 2020 and 2019, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of September 30, 2020 totals $228,000, of which $42,000 is estimated for the rest of 2020, $129,000 for 2021, $51,000 for 2022, and $6,000 for 2023.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Weighted-average common shares issued	7,305,653	7,294,014	7,301,091	7,283,808

Average treasury stock shares	(929,362)	(835,756)	(913,510)	(797,606)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	6,376,291	6,458,258	6,387,581	6,486,202

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	9,474	20,808	10,093	20,636

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	6,385,765	6,479,066	6,397,674	6,506,838

Options to purchase 13,000 shares of common stock at $8.78 per share were outstanding during the three and nine months ended September 30, 2020. All options were dilutive. Also outstanding were 67,760 shares of restricted stock, 67,405 shares of which were anti-dilutive.

Options to purchase 14,500 shares of common stock at $8.78 per share were outstanding during the three and nine months ended September 30, 2019. Also outstanding were 61,540 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of September 30, 2020, the Company held 929,362 of the Company’s shares, which is an increase of 58,200 from the 871,162 shares held as of December 31, 2019.

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

		September 30, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$16,598	$-	$16,598
Obligations of states and political subdivisions	-	81,303	-	81,303
Mortgage-backed securities in government-sponsored entities	-	15,067	-	15,067
Total debt securities	-	112,968	-	112,968
Equity securities in financial institutions	553	-	-	553
Total	$553	$112,968	$-	$113,521

		December 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$4,126	$-	$4,126
Obligations of states and political subdivisions	-	82,977	-	82,977
Mortgage-backed securities in government-sponsored entities	-	18,630	-	18,630
Total debt securities	-	105,733	-	105,733
Equity securities in financial institutions	710	-	-	710
Total	$710	$105,733	$-	$106,443

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

Equity Securities - Equity securities that are traded on a national securities exchange are valued at their last reported sales price as of the measurement date. Equity securities traded in the over-the-counter markets and listed securities for which no sale was reported on that date are generally valued at their last reported “bid” price if held long, and last reported “ask” price if sold short. To the extent equity securities are actively traded and valuation adjustments are not applied, they are categorized in Level I of the fair value hierarchy.

The following tables present the assets measured on a non-recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value at initial foreclosure or subsequent to the initial measurement. No such devaluation occurred in the nine months ended September 30, 2020.

		September 30, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,126	$4,126
Other real estate owned	-	-	6,992	6,992

		December 31, 2019
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$5,166	$5,166

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $853,000 as of September 30, 2020 and December 31, 2019.

Other Real Estate Owned (OREO)  - OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the above table. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2020
Impaired loans	$4,126	Appraisal of collateral (1)	Appraisal adjustments (2)	18.6%	to	46.2%	(23.1%)
Other real estate owned	$6,992	Appraisal of collateral (1)	Appraisal adjustments (2)		19.9%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2019
Impaired loans	$5,166	Appraisal of collateral (1)	Appraisal adjustments (2)	40.3%	to	47.4%	(41.8%)

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2020
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$52,981	$52,981	$-	$-	$52,981
Loans held for sale	10,457	-	10,457	-	10,457
Net loans	1,113,037	-	-	1,113,962	1,113,962
Bank-owned life insurance	16,832	16,832	-	-	16,832
Federal Home Loan Bank stock	5,207	5,207	-	-	5,207
Accrued interest receivable	5,998	5,998	-	-	5,998

Financial liabilities:
Deposits	$1,193,963	$864,550	$-	$334,172	$1,198,722
Short-term borrowings	-	-	-	-	-
Other borrowings	17,100	-	-	13,149	13,149
Accrued interest payable	788	788	-	-	788

	December 31, 2019
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$35,113	$35,113	$-	$-	$35,113
Loans held for sale	1,220	-	1,220	-	1,220
Net loans	977,490	-	-	974,213	974,213
Bank-owned life insurance	16,511	16,511	-	-	16,511
Federal Home Loan Bank stock	3,848	3,848	-	-	3,848
Accrued interest receivable	3,471	3,471	-	-	3,471

Financial liabilities:
Deposits	$1,020,843	$652,043	$-	$371,193	$1,023,236
Short-term borrowings	5,075	5,075	-	-	5,075
Other borrowings	12,750	-	-	12,783	12,783
Accrued interest payable	917	917	-	-	917

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instrument.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (“AOCI”) by component net of tax for the three and nine months ended September 30, 2020 and 2019, respectively:

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of June 30, 2020	$3,761
Other comprehensive income	316
Balance at September 30, 2020	$4,077

Balance as of December 31, 2019	$1,842
Other comprehensive income	2,235
Balance at September 30, 2020	$4,077

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of June 30, 2019	$1,377
Other comprehensive income	783
Amount reclassified from accumulated other comprehensive income	(3)
Period change	780
Balance at September 30, 2019	$2,157

Balance as of December 31, 2019	$(154)
Other comprehensive income	2,464
Amount reclassified from accumulated other comprehensive income	(153)
Period change	2,311
Balance at September 30, 2019	$2,157

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following tables present significant amounts reclassified from or to each component of AOCI:

	Amounts Reclassified from Accumulated Other		Affected Line Item in
	Comprehensive Income		the Statement Where
(Dollars in thousands)	For the Three Months Ended		Net Income is
Details about other comprehensive income	September 30, 2020	September 30, 2019	Presented

Unrealized gains on available-for-sale securities (a)	$-	$4	Investment securities gains on sale, net
	-	(1)	Income taxes
	$-	$3

	Amount Reclassified from Accumulated Other		Affected Line Item in
	Comprehensive Income		the Statement Where
(Dollars in thousands)	For the Nine Months Ended		Net Income is
Details about other comprehensive income	September 30, 2020	September 30, 2019	Presented

Unrealized gains on available-for-sale securities (a)	$-	$194	Investment securities gains on sale, net
	-	(41)	Income taxes
	$-	$153

(a)	For unrealized gains on available-for-sale securities, amounts in parentheses indicate expenses and other amounts indicate income.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$16,100	$498	$-	$16,598
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	76,718	4,083	-	80,801
Mortgage-backed securities in government-sponsored entities	14,489	579	(1)	15,067
Total	$107,807	$5,162	$(1)	$112,968

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$4,000	$126	$-	$4,126
Obligations of states and political subdivisions:
Taxable	500	1	-	501
Tax-exempt	80,436	2,065	(25)	82,476
Mortgage-backed securities in government-sponsored entities	18,465	274	(109)	18,630
Total	$103,401	$2,466	$(134)	$105,733

The Company recognized a net (loss) on equity investments of ($28,000) and ($157,000), respectively, for the three and nine months ended September 30, 2020. The Company recognized a net (loss) gain on equity investments of ($32,000) and $12,000, respectively, for the three and nine months ended September 30, 2019. No net gains or losses on sold equity securities were realized during these periods.

The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$3	$3
Due after one year through five years	2,240	2,282
Due after five years through ten years	27,348	28,114
Due after ten years	78,216	82,569
Total	$107,807	$112,968

Proceeds from the sales of investment securities and the gross realized gains and losses are as follows:

(Dollar amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$-	$518	$-	$12,325
Gross realized gains	-	4	-	227
Gross realized losses	-	-	-	(33)

Investment securities with an approximate carrying value of $76.8 million and $55.6 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$1,141	$(1)	$-	$-	$1,141	$(1)
Total	$1,141	$(1)	$-	$-	$1,141	$(1)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$4,324	$(25)	$-	$-	$4,324	$(25)
Mortgage-backed securities in government-sponsored entities	1,409	(2)	8,223	(107)	9,632	(109)
Total	$5,733	$(27)	$8,223	$(107)	$13,956	$(134)

There were 2 securities considered temporarily impaired at September 30, 2020.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 85% of the total available-for-sale portfolio as of September 30, 2020 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the nine months ended September 30, 2020 and 2019, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2020 or December 31, 2019 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

September 30, 2020
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$2,300	$105,042	$107,342
Non-owner occupied	11,138	299,374	310,512
Multifamily	-	39,622	39,622
Residential real estate	1,225	221,012	222,237
Commercial and industrial	1,624	256,689	258,313
Home equity lines of credit	248	114,975	115,223
Construction and other	-	60,613	60,613
Consumer installment	-	10,534	10,534
Total	$16,535	$1,107,861	$1,124,396

December 31, 2019
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$3,474	$98,912	$102,386
Non-owner occupied	7,084	295,096	302,180
Multifamily	-	62,028	62,028
Residential real estate	1,278	233,520	234,798
Commercial and industrial	882	88,645	89,527
Home equity lines of credit	351	111,897	112,248
Construction and other	-	66,680	66,680
Consumer installment	1	14,410	14,411
Total	$13,070	$971,188	$984,258

The commercial and industrial loan portfolio as of September 30, 2020 includes $143.8 million in loans issued through the Paycheck Protection Program (PPP) (see Note 10).

The amounts above include net deferred loan origination fees of $5.6 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively. The net deferred loan origination fees at September 30, 2020 include $3.3 million of unearned deferred fees from PPP loans.

September 30, 2020
Ending Allowance Balance Attributable to Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,093	$1,103
Non-owner occupied	403	5,002	5,405
Multifamily	-	346	346
Residential real estate	21	1,350	1,371
Commercial and industrial	60	1,443	1,503
Home equity lines of credit	21	1,305	1,326
Construction and other	-	293	293
Consumer installment	-	12	12
Total	$515	$10,844	$11,359

December 31, 2019
Ending Allowance Balance Attributable to Loans:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$45	$756	$801
Non-owner occupied	582	2,800	3,382
Multifamily	-	340	340
Residential real estate	28	698	726
Commercial and industrial	3	453	456
Home equity lines of credit	2	930	932
Construction and other	-	103	103
Consumer installment	-	28	28
Total	$660	$6,108	$6,768

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”) which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made for the purpose of financing the activities of commercial real estate owners and operators. The residential real estate and HELOC loan segments consist of loans made for the purpose of financing the activities of residential homeowners. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. Although PPP loans are included with C&I loans, the nature of PPP loans differs considerably from the rest of the category. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the CRE, RRE, C&I, HELOC, and Construction portfolios were partially offset by a decrease in the allowance for the Consumer Installment portfolios.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2020
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,844	$1,863	$-
Non-owner occupied	7,518	7,518	-
Residential real estate	797	927	-
Commercial and industrial	1,336	1,833	-
Home equity lines of credit	81	93	-
Total	$11,576	$12,234	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$456	$456	$10
Non-owner occupied	3,620	3,894	403
Residential real estate	428	428	21
Commercial and industrial	288	288	60
Home equity lines of credit	167	167	21
Total	$4,959	$5,233	$515

Total:
Commercial real estate:
Owner occupied	$2,300	$2,319	$10
Non-owner occupied	11,138	11,412	403
Residential real estate	1,225	1,355	21
Commercial and industrial	1,624	2,121	60
Home equity lines of credit	248	260	21
Total	$16,535	$17,467	$515

December 31, 2019
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,772	$1,772	$-
Non-owner occupied	3,845	3,845	-
Residential real estate	759	829	-
Commercial and industrial	747	1,524	-
Home equity lines of credit	220	228	-
Consumer installment	1	1	-
Total	$7,344	$8,199	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$1,702	$1,713	$45
Non-owner occupied	3,239	3,239	582
Residential real estate	519	569	28
Commercial and industrial	135	135	3
Home equity lines of credit	131	131	2
Total	$5,726	$5,787	$660

Total:
Commercial real estate:
Owner occupied	$3,474	$3,485	$45
Non-owner occupied	7,084	7,084	582
Residential real estate	1,278	1,398	28
Commercial and industrial	882	1,659	3
Home equity lines of credit	351	359	2
Consumer installment	1	1	-
Total	$13,070	$13,986	$660

The tables above include troubled debt restructuring totaling $2.9 million and $3.6 million as of September 30, 2020 and December 31, 2019, respectively. The amounts allocated within the allowance for losses for troubled debt restructurings was $36,000 and $33,000 at September 30, 2020 and December 31, 2019, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$2,893	$-	$3,173	$55
Non-owner occupied	12,912	129	9,988	387
Residential real estate	1,242	14	1,229	39
Commercial and industrial	1,376	28	1,136	49
Home equity lines of credit	298	1	323	5
Consumer installment	-	-	1	-
Total	$18,721	$172	$15,850	$535

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$3,548	$35	$3,891	$107
Non-owner occupied	7,796	60	6,426	179
Residential real estate	1,632	14	1,713	37
Commercial and industrial	1,786	20	1,992	44
Home equity lines of credit	150	-	134	1
Construction and other	-	-	810	-
Consumer installment	2	-	2	-
Total	$14,914	$129	$14,968	$368

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
September 30, 2020	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$101,389	$3,751	$2,202	$-	$107,342
Non-owner occupied	283,379	1,761	25,372	-	310,512
Multifamily	39,622	-	-	-	39,622
Residential real estate	218,450	270	3,517	-	222,237
Commercial and industrial	253,197	2,620	2,496	-	258,313
Home equity lines of credit	113,884	-	1,339	-	115,223
Construction and other	60,613	-	-	-	60,613
Consumer installment	10,522	-	12	-	10,534
Total	$1,081,056	$8,402	$34,938	$-	$1,124,396

		Special			Total
December 31, 2019	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$95,518	$3,951	$2,917	$-	$102,386
Non-owner occupied	292,192	3,038	6,950	-	302,180
Multifamily	62,028	-	-	-	62,028
Residential real estate	231,633	420	2,745	-	234,798
Commercial and industrial	84,136	3,619	1,772	-	89,527
Home equity lines of credit	111,354	-	894	-	112,248
Construction and other	66,680	-	-	-	66,680
Consumer installment	14,398	-	13	-	14,411
Total	$957,939	$11,028	$15,291	$-	$984,258

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
September 30, 2020	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$106,416	$61	$177	$688	$926	$107,342
Non-owner occupied	306,800	2,379	739	594	3,712	310,512
Multifamily	39,622	-	-	-	-	39,622
Residential real estate	219,234	1,224	342	1,437	3,003	222,237
Commercial and industrial	257,784	320	127	82	529	258,313
Home equity lines of credit	115,025	93	55	50	198	115,223
Construction and other	60,613	-	-	-	-	60,613
Consumer installment	10,169	170	5	190	365	10,534
Total	$1,115,663	$4,247	$1,445	$3,041	$8,733	$1,124,396

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2019	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$101,264	$64	$-	$1,058	$1,122	$102,386
Non-owner occupied	298,941	-	-	3,239	3,239	302,180
Multifamily	62,028	-	-	-	-	62,028
Residential real estate	232,518	1,439	34	807	2,280	234,798
Commercial and industrial	88,965	190	66	306	562	89,527
Home equity lines of credit	111,792	274	29	153	456	112,248
Construction and other	66,680	-	-	-	-	66,680
Consumer installment	13,378	622	216	195	1,033	14,411
Total	$975,566	$2,589	$345	$5,758	$8,692	$984,258

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

September 30, 2020	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$1,138	$-
Non-owner occupied	594	-
Residential real estate	3,462	-
Commercial and industrial	400	-
Home equity lines of credit	859	-
Consumer installment	237	-
Total	$6,690	$-

December 31, 2019	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$1,162	$-
Non-owner occupied	3,289	-
Residential real estate	2,576	-
Commercial and industrial	946	-
Home equity lines of credit	709	-
Consumer installment	197	-
Total	$8,879	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $112,000 for the three months ended September 30, 2020 and $47,000 for the three months ended December 31, 2019. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $215,000 for the nine months ended September 30, 2020 and $342,000 for the year ended December 31, 2019.

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

The following tables summarize the ALLL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the nine months ended September 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2019	Charge-offs	Recoveries	Provision	September 30, 2020
Loans:
Commercial real estate:
Owner occupied	$801	$(50)	$15	$337	$1,103
Non-owner occupied	3,382	(3,022)	73	4,972	5,405
Multifamily	340	-	-	6	346
Residential real estate	726	(51)	30	666	1,371
Commercial and industrial	456	(185)	268	964	1,503
Home equity lines of credit	932	(54)	65	383	1,326
Construction and other	103	-	146	44	293
Consumer installment	28	(396)	12	368	12
Total	$6,768	$(3,758)	$609	$7,740	$11,359

	For the nine months ended September 30, 2019
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2018	Charge-offs	Recoveries	Provision	September 30, 2019
Loans:
Commercial real estate:
Owner occupied	$1,315	$(31)	$3	$(450)	$837
Non-owner occupied	2,862	-	-	622	3,484
Multifamily	474	-	-	(85)	389
Residential real estate	761	(361)	44	288	732
Commercial and industrial	969	(393)	55	(242)	389
Home equity lines of credit	820	(156)	28	249	941
Construction and other	100	-	57	(52)	105
Consumer installment	127	(110)	7	100	124
Total	$7,428	$(1,051)	$194	$430	$7,001

	For the three months ended September 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	June 30, 2020	Charge-offs	Recoveries	Provision	September 30, 2020
Loans:
Commercial real estate:
Owner occupied	$1,038	$-	$1	$64	$1,103
Non-owner occupied	5,159	(3,021)	-	3,267	5,405
Multifamily	291	-	-	55	346
Residential real estate	1,167	-	-	204	1,371
Commercial and industrial	1,105	(16)	29	385	1,503
Home equity lines of credit	1,203	-	49	74	1,326
Construction and other	236	-	111	(54)	293
Consumer installment	11	(6)	2	5	12
Total	$10,210	$(3,043)	$192	$4,000	$11,359

	For the three months ended September 30, 2019
	Allowance for Loan and Lease Losses
	Balance				Balance
	June 30, 2019	Charge-offs	Recoveries	Provision	September 30, 2019
Loans:
Commercial real estate:
Owner occupied	$866	$-	$1	$(30)	$837
Non-owner occupied	3,588	-	-	(104)	3,484
Multifamily	412	-	-	(23)	389
Residential real estate	747	(360)	4	341	732
Commercial and industrial	539	(38)	16	(128)	389
Home equity lines of credit	936	(18)	22	1	941
Construction and other	97	-	11	(3)	105
Consumer installment	119	(22)	1	26	124
Total	$7,304	$(438)	$55	$80	$7,001

The provision fluctuations during the nine-month period ended September 30, 2020 allocated to:

●	a $2.2 million increase in all lending categories’ qualitative factors during the second and third quarters of 2020 due to the economic uncertainty resulting from the COVID-19 pandemic.
●	owner occupied, non-owner occupied, and commercial and industrial loans are due to an increase in substandard rated credits.
●	non-owner occupied portfolio are also due to the increase of specific reserves for two relationships totaling $1.3 million.
●	commercial and industrial loans are due to growth in loan volume along with an allocation for the PPP loans in the amount of $423,000.
●	residential real estate loans are due to an increase in delinquent residential mortgages.
●	consumer installment loans are due to a large number of student loans that were charged off earlier in the year.

The provision fluctuations during the nine-month period ended September 30, 2019 allocated to:

●	commercial and industrial loans are due to the charge-off of a large relationship of $336,000 from a previous reserve of $358,000 in the first quarter.
●	residential real estate and home equity lines of credit loans are due to charge-offs and portfolio growth.
●	non-owner occupied loans are due to the reclassification of a large construction loan, with a first quarter reserve of $661,000, from construction and other.

The provision fluctuations during the three-month period ended September 30, 2020 allocated to:

●	owner occupied, non-owner occupied, and commercial and industrial loans are due to an increase in substandard rated credits.
●	residential real estate loans are due to an increase in delinquent residential mortgages.
●	non-owner occupied loans are due to the increase in specific reserve and subsequent $3.0 million charge-off of the resolved asset purchased at Sheriff's Sale and booked to OREO for $7.0 million.

The provision fluctuation during the three-month period ended September 30, 2019 allocated to:

●	commercial and industrial loans and commercial real estate loans are due to decreases in volume within these portfolios during the quarter.
●	residential real estate portfolio are due to a strong growth in this portfolio during the quarter.

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

In each case, the concession is made due to deterioration in the borrower’s financial condition, and the new terms are less stringent than those required on a new loan with similar risk. See Note 10 of the financial statements for disclosure of COVID-19 loan forbearance programs.

Additionally, on April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

The following tables summarize troubled debt restructurings that did not meet the exemption criteria above (in thousands):

	For the Three Months Ended
	September 30, 2020
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$115	$115
Commercial and industrial	1	-	1	2	2

	For the Nine Months Ended
	September 30, 2020
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	3	-	3	$156	$156
Commercial and industrial	3	-	3	120	119

For the Three Months Ended
September 30, 2019
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	-	1	1	$38	$38

For the Nine Months Ended
September 30, 2019
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	0	2	2	$123	$178

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended September 30, 2020 and September 30, 2019, or for the nine-month periods ended September 30, 2020 and September 30, 2019.

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

With respect to the September 30, 2020 and 2019 financial statements, the effect of the stock split on September 30, 2019 amounts was recognized retroactively in the stockholders’ equity accounts in the Consolidated Balance Sheets, and in all share data in the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The effect of the stock split on per share amounts and weighted average common shares outstanding for the three and nine months ended September 30, 2019 is as follows:

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
Restated net income per common share - basic	$0.51	$1.48
Restated net income per common share - diluted	$0.50	$1.47
Restated weighted-average common shares issued	7,294,014	7,283,808
Restated average treasury stock shares	835,756	797,606
Restated average shares outstanding - basic	6,458,258	6,486,202
Restated stock options and restricted stock	20,808	20,636
Restated average shares outstanding - diluted	6,479,066	6,506,838
Restated period ending shares outstanding	6,423,130	6,423,130
Restated treasury shares outstanding	871,162	871,162

NOTE 10 – RISKS AND UNCERTAINTIES

COVID-19 Update

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and as a qualified SBA lender, we were automatically authorized to originate PPP loans. As of September 30, 2020, we approved 1,414 applications for up to $143.8 million of loans under the PPP.

As of September 30, 2020, 41 loans aggregating $63.5 million remained on principal and interest deferral compared to 362 loans aggregating $214.8 million at June 30, 2020.

Details with respect to second deferral loan modifications are as follows:

Second Deferrals
Loan Type	Number of Loans	Balance (in thousands)	% of Total Loans
Retail	10	$18,638	1.7%
Multifamily & Residential NOO	-	-	-
Ambulatory Care, Nursing/Rehabilitation and Social Assistance	1	9,672	0.9%
Hospitality and tourism	15	31,707	2.8%
Restaurant/food service/bar	-	-	-
Other	4	499	0.0%
Total	30	$60,516	5.4%

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

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at September 30, 2020.

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

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2020, as compared with December 31, 2019, and operating results for the three and nine month periods ended September 30, 2020 and 2019. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than in accordance with GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible book value per common share and return on average tangible common equity. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Per common share data (5)
Net income per common share - basic	$0.29	$0.47	$0.16	$0.48	$0.51	$0.92	$1.48
Net income per common share - diluted	$0.29	$0.46	$0.16	$0.48	$0.50	$0.92	$1.47
Dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.14	$0.45	$0.42
Book value per share (period end)	$22.27	$22.09	$20.83	$21.45	$21.16	$22.27	$21.16
Tangible book value per share (period end) (2) (3)	$19.63	$19.43	$18.16	$18.78	$18.48	$19.63	$18.48
Dividends declared	$957	$956	$964	$964	$900	$2,877	$2,721
Dividend yield	3.09%	2.91%	3.82%	2.28%	2.37%	3.11%	2.40%
Dividend payout ratio	51.65%	32.23%	92.60%	30.69%	27.53%	49.10%	28.43%
Average shares outstanding - basic	6,376,291	6,369,467	6,417,109	6,423,543	6,458,258	6,387,581	6,486,202
Average shares outstanding - diluted	6,385,765	6,388,118	6,429,443	6,455,387	6,479,066	6,397,674	6,506,838
Period ending shares outstanding	6,378,110	6,369,467	6,369,467	6,423,630	6,423,130	6,378,110	6,423,130

Selected ratios
Return on average assets	0.54%	0.90%	0.35%	1.04%	1.07%	0.61%	1.06%
Return on average equity	5.04%	8.56%	3.01%	8.87%	9.41%	5.48%	9.52%
Return on average tangible common equity (2) (4)	5.70%	9.76%	3.43%	10.11%	10.76%	6.22%	10.93%
Efficiency (1)	51.96%	61.29%	63.47%	61.75%	63.93%	58.59%	63.75%
Equity to assets at period end	10.41%	10.47%	10.93%	11.65%	10.61%	10.41%	10.61%
Noninterest expense to average assets	0.52%	0.58%	0.61%	0.61%	0.64%	1.70%	1.88%

(1)	The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2)	See reconciliation of non-GAAP measures below
(3)	Calculated by dividing tangible common equity by shares outstanding
(4)	Calculated by dividing annualized net income for each period by average tangible common equity
(5)	All share and per share information has been adjusted for the two-for-one stock split completed on November 8, 2019

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Yields	2020	2020	2020	2019	2019	2020	2019
Interest-earning assets:
Loans receivable (2)	4.48%	4.53%	4.95%	4.97%	5.10%	4.64%	5.09%
Investment securities (2)	3.66%	3.76%	3.62%	3.94%	3.71%	3.68%	3.71%
Interest-earning deposits with other banks	0.27%	0.23%	1.40%	1.65%	2.31%	0.56%	2.26%
Total interest-earning assets	4.23%	4.27%	4.69%	4.75%	4.86%	4.38%	4.86%
Deposits:
Interest-bearing demand deposits	0.32%	0.35%	0.42%	0.41%	0.39%	0.36%	0.35%
Money market deposits	0.70%	0.93%	1.41%	1.41%	1.43%	1.00%	1.47%
Savings deposits	0.20%	0.21%	0.50%	0.62%	0.68%	0.29%	0.73%
Certificates of deposit	1.77%	2.00%	2.12%	2.18%	2.18%	1.97%	2.24%
Total interest-bearing deposits	0.93%	1.11%	1.39%	1.43%	1.48%	1.14%	1.50%
Non-Deposit Funding:
Borrowings	0.45%	0.53%	1.62%	2.52%	3.03%	0.73%	2.65%
Total interest-bearing liabilities	0.91%	1.07%	1.40%	1.46%	1.51%	1.12%	1.54%
Cost of deposits	0.72%	0.85%	1.13%	1.15%	1.20%	0.89%	1.21%
Cost of funds	0.71%	0.83%	1.14%	1.17%	1.23%	0.88%	1.25%
Net interest margin (1)	3.57%	3.49%	3.63%	3.66%	3.72%	3.56%	3.69%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity *	For the Three Months Ended					For the Nine Months Ended
(Dollar amounts in thousands, unaudited)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019

Stockholders' Equity	$142,056	$140,695	$132,687	$137,775	$135,913	$142,056	$135,913
Less Goodwill and other intangibles	16,878	16,961	17,044	17,127	17,212	16,878	17,212
Tangible Common Equity	$125,178	$123,734	$115,643	$120,648	$118,701	$125,178	$118,701

Shares outstanding	6,378,110	6,369,467	6,369,467	6,423,630	6,423,130	6,378,110	6,423,130
Tangible book value per share	$19.63	$19.43	$18.16	$18.78	$18.48	$19.63	$18.48

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019

Average Stockholders' Equity	$146,253	$139,287	$139,208	$140,475	$137,843	$142,949	$134,376
Less Average Goodwill and other intangibles	16,919	17,002	17,085	17,169	17,254	17,002	17,338
Average Tangible Common Equity	$129,334	$122,285	$122,123	$123,306	$120,589	$125,947	$117,038

Net income	$1,853	$2,966	$1,041	$3,141	$3,269	$5,860	$9,570
Return on average tangible common equity (annualized)	5.70%	9.76%	3.43%	10.11%	10.76%	6.22%	10.93%

*	All share and per share information has been adjusted for a two-for-one stock split completed on November 8, 2019

General. The Company’s total assets ended the September 30, 2020 quarter at $1.36 billion, an increase of $182.3 million from December 31, 2019. For the same time period, cash and cash equivalents increased $17.9 million, or 50.9%, while net loans increased $135.5 million, or 13.9%. Total liabilities increased $178.1 million or 17.0%, while stockholders’ equity increased $4.3 million, or 3.1%.

Cash and cash equivalents. Cash and cash equivalents increased $17.9 million, or 50.9%, to $53.0 million at September 30, 2020 from $35.1 million at December 31, 2019. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

The Company will continue to hold elevated levels of cash and cash equivalents to meet the demands of customers during the economic downturn. The Company monitors cash and cash equivalents on a daily basis to ensure adequate liquidity positions are maintained.

Investment securities. Investment securities available for sale on September 30, 2020 totaled $113.0 million, an increase of $7.2 million, or 6.8%, from $105.7 million at December 31, 2019. During this period, the Company recorded repayments, calls, and maturities of $12.7 million and a net unrealized holding gain through AOCI of $2.8 million. Securities purchased were $17.4 million, and there were no sales of securities for the nine months ended September 30, 2020. The Company recorded $157,000 in losses on equity securities as of September 30, 2020 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The loss on equity securities is the result of remeasurements of fair value of the equity securities held during this nine-month period.

At September 30, 2020, the Company held $16.6 million of subordinated debt in other banks, as compared to $4.1 million at December 31, 2019. The average yield on this portfolio was 5.62% at September 30, 2020 as compared to 5.98% at December 31, 2019.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidence in the municipal market, such as: sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 72% of the overall portfolio. While these investments have historically proven to have extremely low credit risk, the current economic environment may pose a threat to the cash flows of these governmental entities. The September 30, 2020 review shows portfolio credit quality to be strong with 99.5% of the portfolio having an assigned investment-grade rating or secured by an escrow of US government or agency securities. 78.7% of the portfolio is either pre-refunded or rated in the broad rating categories of AA or AAA. While not included in the assessment of the credit quality of portfolio holdings, 19.3% benefit from a bond insurance policy, which provides an additional layer of payment support for the securities. The portfolio's greatest sector exposure is to Local General Obligation (“GO”) bonds, one of the strongest municipal sectors, which accounts for 76.2% of portfolio par, or $58.2M of the portfolio. Securities representing 97 distinct issuers are spread across 24 states. The portfolio is well diversified, with the largest geographic exposures being Texas and Ohio at 15.7% and 10.0% of the portfolio, respectively. The average issuer exposure is approximately $0.8M.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed, geographically, with the five branches in the central Ohio market comprising 23.3% of the Company’s total loans. Net loans receivable increased $135.5 million, or 13.9%, to $1.11 billion as of September 30, 2020 from $977.5 million at December 31, 2019. Included in the total increase for loans receivable were increases in the commercial and industrial, CRE non-owner occupied, CRE owner occupied, and home equity lines of credit portfolios of $168.8 million, or 188.5%, $8.3 million, or 2.8%, $5.0 million, or 4.8%, and $3.0 million, or 2.7%, respectively. This increase is net of decreases in the consumer installment, construction and other, residential real estate, and CRE multifamily portfolios of $3.9 million, or 26.9%, $6.1 million, or 9.1%, $12.6 million, or 5.3%, and $22.4 million, or 36.1%, respectively. The increase in the commercial and industrial portfolio includes the PPP loans issued as of September 30, 2020 of $143.8 million.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on September 30, 2020 totaled $10.5 million, an increase of $9.2 million, or 757.1%, from December 31, 2019. This increase is the result of increased activity due to the low rate environment. The Company recorded proceeds from the sale of $36.0 million of these loans for $1.2 million in gains on sale of loans as of September 30, 2020 on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At September 30, 2020 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 296.1% of total risk-based capital. Construction, land and land development loans represent 41.6% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. At September 30, 2020, unused line of credit commitments increased $8.4 million, or 4.0%, from December 31, 2019.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $4.6 million, or 67.8%, to $11.4 million at September 30, 2020 from $6.8 million at December 31, 2019. For the three months ended September 30, 2020, net loan charge-offs totaled $2.9 million, or 1.01% of average loans, annualized, compared to net charge-offs of $383,000, or 0.15% of average loans, annualized, for the same period in 2019. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $4.0 million in the three-month period ended September 30, 2020. For the nine months ended September 30, 2020, net loan charge-offs totaled $3.1 million, or 0.39% of average loans, annualized, compared to net charge-offs of $857,000, or 0.11% of average loans, annualized, for the same period in 2019. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $7.7 million in the nine-month period ended September 30, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans was 169.8% for the three-month period ended September 30, 2020, compared to 69.64% for the same period in the prior year. This is due to an increase in impaired loans and the allowance being adjusted to address the economic slowdown during the nine months ended September 30, 2020.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at September 30, 2020. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Goodwill. The carrying value of goodwill was $15.1 million at September 30, 2020 and December 31, 2019. The Company considered the negative economic impact resulting from the COVID-19 shutdowns to be a triggering event necessitating a mid-cycle analysis for impairment. The Company performed a quantitative analysis of goodwill as of March 31, 2020 using multiple approaches. The primary methodology was the discounted cash flow approach, while also considering a market approach of comparing to multiples of similar public companies as well as market price with control premiums. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at March 31, 2020. A weighted average of the methodologies resulted in a fair value approximately 18% higher than its carrying value.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Based on the analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired.

Accrued Interest Receivable and Other Assets. Accrued interest receivable and other assets increased $11.8 million, or 110.1%, to $22.5 million at September 30, 2020 from $10.7 million at December 31, 2019. Income receivable on loans has increased $2.5 million, largely as a result of the COVID-19 payment deferral program. Also included in this increase are increases in FHLB stock owned of $1.4 million, other real estate owned of $7.2 million, and an increase in the holding company franchise tax asset of $269,000. The increase in FHLB stock is due to the growth in the loan portfolio. Most of the increase in other real estate owned is the result of adding a $7.0 million property during the third quarter.

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

	Asset Quality History

(Dollar amounts in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019

Nonperforming loans	$6,690	$9,803	$8,405	$8,879	$10,053
Other real estate owned	7,391	687

Nonperforming assets	$14,081	$10,490	$8,861	$9,034	$10,142

Allowance for loan and lease losses	11,359	10,210	9,244	6,768	7,001

Ratios:
Nonperforming loans to total loans	0.59%	0.88%	0.84%	0.90%	1.01%
Nonperforming assets to total assets	1.03%	0.78%	0.73%	0.76%	0.79%
Allowance for loan and lease losses to total loans	1.01%	0.92%	0.93%	0.69%	0.70%
Allowance for loan and lease losses to nonperforming loans	169.79%	104.15%	109.98%	76.22%	69.64%

Nonperforming loans exclude TDRs that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 23 TDRs accruing interest with a balance of $2.6 million as of September 30, 2020. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $5.6 million as of September 30, 2020, a decrease of $2.2 million from $7.8 million at December 31, 2019.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at September 30, 2020, 83.3% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 0.69% as of December 31, 2019 to 1.01% as of September 30, 2020.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.19 billion or 104.3% of the Company’s total average funding sources at September 30, 2020. Total deposits increased $173.1 million, or 17.0%, at September 30, 2020 from $1.02 billion at December 31, 2019. The total increase in deposits is the net of increases in noninterest-bearing demand deposits, interest-bearing demand deposits, savings, and money market deposits of $77.5 million, or 40.5%, $71.2 million, or 66.1%, $39.7 million, or 20.7%, and $24.1 million, or 15.0%, respectively, and a decrease in time deposits of $39.4 million, or 10.7%, at September 30, 2020, as some maturing certificates are not being renewed in the current low interest rate environment. Included in the net increase are deposits attributable to PPP loans. The Company uses certain non-core funding instruments in order to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $62.2 million at September 30, 2020, as compared to $117.1 million at December 31, 2019.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings decreased $5.1 million to $0 as of September 30, 2020. Other borrowings increased $4.4 million, or 34.1%, to $17.1 million as of September 30, 2020 from $12.8 million as of December 31, 2019.

Accrued interest payable and other liabilities. Accrued interest payable and other liabilities increased $5.7 million, or 93.8%, to $11.7 million at September 30, 2020 from $6.0 million at December 31, 2019. This increase was the result of a recognized liability for the funds to be disbursed to settle the purchase of a large loan currently recorded as OREO.

Stockholders’ equity. Stockholders’ equity increased $4.3 million, or 3.1%, to $142.1 million at September 30, 2020 from $137.8 million at December 31, 2019. This increase was the result of increases in retained earnings of $3.0 million, AOCI of $2.2 million, and common stock of $254,000. This increase is net of an increase in treasury stock of $1.2 million, or 7.6%, to $16.9 million as of September 30, 2020, from $15.7 million as of December 31, 2019. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change in AOCI is due to fair value adjustments of available-for-sale securities, and the change in treasury stock is due to the Company repurchasing 58,200 of its outstanding shares during the nine months ended September 30, 2020.

The Company suspended its stock repurchase program as a result of the economic slowdown and the focus on capital preservation. The suspension will continue until economic clarity arises and the Company is certain share repurchases represent the best use of capital.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2020, was $1.9 million, a $1.4 million, or 43.3%, decrease from the amount earned during the same period in 2019. Diluted earnings per share for the quarter decreased to $0.29, compared to $0.50 from the same period in 2019. Net income for the nine months ended September 30, 2020, was $5.9 million, a $3.7 million, or 38.8%, decrease from the amount earned during the same period in 2019. Diluted earnings per share for this nine-month period decreased to $0.92, compared to $1.47 from the same period in 2019.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 0.54% and 5.04%, respectively, compared with 1.07% and 9.41% for the same period in 2019. The Company’s ROA and ROE for the nine-month period were 0.61% and 5.48%, respectively, compared with 1.06% and 9.52% for the same period in 2019.

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

Net interest income for the three months ended September 30, 2020 totaled $11.4 million, an increase of 7.4% from that reported in the comparable period of 2019. The net interest margin was 3.57% for the third quarter of 2020, a decrease from the 3.72% reported for the same quarter of 2019. The decline in the net interest margin is attributable to a 62 basis point decrease in loans receivable yield along with a 204 basis point decrease in the yield on interest-earning deposits with other banks. This decline was partially offset by an increase in average loan balances of $123.6 million or 12.4%. Net interest income for the nine months ended September 30, 2020 totaled $32.1 million, an increase of 3.3% from that reported in the comparable period of 2019. The net interest margin was 3.56% for the nine-month period ended September 30, 2020, a decrease from the 3.69% reported for the comparable period of 2019. The decline in the net interest margin is attributable to a 45 basis point decrease in loans receivable yield along with a 170 basis point decrease in the yield on interest-earning deposits with other banks. This decline was partially offset by an increase in average loan balances of $65.7 million or 6.6%. The Company’s net interest margin may be subject to further decline as a result of the abrupt decrease in interest rates during the first quarter of 2020, the reduced interest income on floating-rate commercial loans, and the business disruptions caused by the COVID-19 pandemic. As the Company is in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial and consumer loans that have variable interest rates. Both loan types have floor rates. The benefit of these floors will become more evident in future quarters if the Federal Reserve maintains short-term interest rates at the low level established in March 2020. For the three months ended September 30, 2020, the decrease in yield on interest-earning deposits with other banks led to a $225,000 decline in interest income. The $378,000 overall decrease in interest income was offset by a $1.2 million decrease in interest expense. For the nine months ended September 30, 2020, the decrease in yield on interest-earning deposits with other banks led to a $545,000 decline in interest income. The $1.4 million overall decrease in interest income was offset by a $2.5 million decrease in interest expense.

Interest and dividend income. Interest and dividend income decreased $378,000, or 2.7%, for the three months ended September 30, 2020, compared to the same period in the prior year. This is attributable to decreases in interest and fees on loans and interest-earning deposits in other institutions of $201,000 and $225,000, respectively. Interest and dividend income decreased $1.4 million, or 3.5%, for the nine months ended September 30, 2020, compared to the same period in the prior year. This is attributable to decreases in interest and fees on loans and interest-earning deposits in other institutions of $1.0 million and $545,000, respectively.

Interest and fees earned on loans receivable decreased $201,000, or 1.6%, for the three months ended September 30, 2020, compared to the same period in the prior year. This is attributable to a 62 basis point decrease in the average yield to 4.48%, partially offset by an increase in average loan balances of $123.6 million. Interest and fees earned on loans receivable decreased $1.0 million, or 2.7%, for the nine months ended September 30, 2020, compared to the same period in the prior year. This is attributable to a 45 basis point decrease in the average yield to 4.64%, partially offset by an increase in average loan balances of $65.7 million. The increase in the average loan balance is due in part to the issuance of PPP loans in 2020, the related gross income of which was $2.3 million as of September 30, 2020.

Net interest earned on securities increased by $48,000 for the three months ended September 30, 2020 when compared to the same period in the prior year. The average balance of investment securities increased $7.1 million, or 6.8%, while the 3.66% yield on the investment portfolio decreased by 5 basis points, from 3.71%, for the same period in the prior year. Net interest earned on securities increased by $163,000 for the nine months ended September 30, 2020 when compared to the same period in the prior year. The average balance of investment securities increased $8.1 million, or 8.1%, while the 3.68% yield on the investment portfolio decreased by 3 basis points, from 3.71%, for the same period in the prior year.

Interest expense. Interest expense decreased $1.2 million, or 35.0%, for the three months ended September 30, 2020, compared to the same period in the prior year. This decrease is attributable to a decrease in the average balance of certificates of deposits of $44.4 million, or 11.3%, and is further attributable to decreases of 295, 229, 73, and 48 basis points in short-term borrowings, other borrowings, money market deposits, and savings deposits cost. This decrease was partially offset by an increase in the average balance of short-term borrowings of $14.6 million. Interest expense decreased $2.5 million, or 24.6%, for the nine months ended September 30, 2020, compared to the same period in the prior year. The decrease is attributable to a decrease in the average balance of certificates of deposit of $10.5 million, or 2.9%. This decrease is further attributable to decreases in costs of 213, 47, 44, and 27 basis points in short-term borrowings, money market deposits, savings deposits, and certificates of deposits costs. This decrease was partially offset by an increase in the average balance of short-term borrowings of $12.2 million, or 67.9%.

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

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $4.0 million was recorded for the quarter ended September 30, 2020, an increase of $3.9 million from the quarter ended September 30, 2019. A provision for loan losses of $7.7 million was recorded for the nine-month period ended September 30, 2020, an increase of $7.3 million from the same period in 2019. The Company remains confident in the conservative and disciplined approach to credit and risk management. However, the economic challenges caused by the COVID-19 crisis has an immediate impact on credit quality.

At September 30, 2020, we considered the effect of the economic shutdown to combat COVID-19 on our borrowers and local economy. Although stimulus and mitigation efforts have thus far reduced the impact, we believe a 30-40 basis point increase to the economic qualitative factors was warranted. The increased provision is largely the result of the resolution of an isolated commercial real estate loan along with increases to the current economic condition’s qualitative factors. The provision attributable to the commercial real estate loan resolution is $2.7 million. The impact of the factor changes for the nine months ended September 30, 2020 is (in thousands):

Commercial Real Estate:
Owner Occupied	$283
Non-Owner Occupied	1,091
Multifamily	100
Residential Real Estate	648
Commercial and Industrial	918
Home Equity Lines of Credit	343
Construction and Other	222
Consumer Installment	8
Total	$3,613

Nonperforming loans were $6.7 million, or 0.59%, of total loans at September 30, 2020 compared with $10.1 million, or 1.01%, at September 30, 2019. For the three months ended September 30, 2020, net loan charge-offs totaled $2.9 million, or 1.01% of average loans, compared to net charge-offs of $383,000, or 0.15% of average loans, for the third quarter of 2019. For the nine months ended September 30, 2020, net loan charge-offs totaled $3.1 million, or 0.39% of average loans, compared to net charge-offs of $857,000, or 0.11% of average loans, for the same period in 2019.

Noninterest income. Noninterest income increased $706,000, or 63.9%, for the three months ended September 30, 2020 over the comparable 2019 period. This increase was the result of increases in gains on sale of loans and service charges on deposit accounts of $532,000, or 415.6%, and $120,000, or 21.0%, respectively. The increase in gains on sale of loans is due to an increase in refinancing of mortgages due to a decrease in rates. The increase in service charges on deposit accounts is due to increased charges incurred including cash management fees. Noninterest income increased $844,000, or 23.9%, during the nine months ended September 30, 2020 over the comparable 2019 period. This increase was the result of increases in gains on sale of loans and service charges on deposit accounts of $870,000, or 305.3%, and $201,000, or 12.5%, respectively. This increase was partially offset by decreases in investment securities gains on sale, net, and gains on equity securities (Note 7) of $194,000, and $169,000, respectively. The increase in gains on sale of loans is due to an increase in refinancing of mortgages due to decreased rates and more saleable loans being sold during this time period. The increase in service charges on deposit accounts is due to increased charges incurred including cash management fees. The decrease in investment securities gains on sale is due to no available-for-sale securities being sold during the third quarter of 2020.

Noninterest expense. Noninterest expense of $7.0 million for the third quarter 2020 was 8.5%, or $651,000, lower than the third quarter of 2019. Federal deposit insurance expense and equipment expense increased $123,000, and $119,000, or 48.8%, respectively. These increases were offset by a decrease in salaries and employee benefits of $675,000, or 15.8%. Federal deposit insurance expense increased due to an increase in premiums, and the increase in equipment expense is due an increase in depreciation expense on fixed assets. The decrease in salary expense is due to a decrease in profit sharing expense recorded as well as an increase in the deferred costs related to PPP loans. Noninterest expense of $22.0 million for the nine-month period ended September 30, 2020 was 3.1%, or $692,000, lower than the same period in 2019. Data processing costs and equipment expense increased $439,000, or 27.5%, and $173,000, or 22.5%, respectively. These increases were offset by a decrease in salaries and employee benefits of $1.3 million, or 10.2%. The increase in data processing costs is due to new and increased costs of processing agreements, and the increase in equipment expense is due to an increase in depreciation expense on fixed assets. The decrease in salary expense is due to the valuation adjustment for share-based compensation liability (see Note 3), a decrease in profit sharing expense recorded, and an increase in the deferred costs related to PPP loans.

Provision for income taxes. The Company recognized $295,000 in income tax expense, which reflected an effective tax rate of 13.7% for the three months ended September 30, 2020, as compared to $661,000 with an effective tax rate of 16.8% for the comparable 2019 period. The Company recognized $934,000 in income tax expense, which reflected an effective tax rate of 13.7% for the nine months ended September 30, 2020, as compared to $2.0 million with an effective tax rate of 17.0% for the comparable 2019 period. The decrease in the effective tax rate is due to the reduction of net income.

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

	For the Three Months Ended September 30,
	2020			2019

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,121,763	$12,603	4.48%	$998,183	$12,804	5.10%
Investment securities (3)	111,994	867	3.66%	104,878	819	3.71%
Interest-earning deposits with other banks (4)	53,826	37	0.27%	44,925	262	2.31%
Total interest-earning assets	1,287,583	13,507	4.23%	1,147,986	13,885	4.86%
Noninterest-earning assets	66,836			60,261
Total assets	$1,354,419			$1,208,247
Interest-bearing liabilities:
Interest-bearing demand deposits	$149,048	$120	0.32%	$104,212	$103	0.39%
Money market deposits	176,136	312	0.70%	157,691	568	1.43%
Savings deposits	223,507	113	0.20%	196,187	337	0.68%
Certificates of deposit	349,981	1,561	1.77%	394,381	2,165	2.18%
Short-term borrowings	19,740	14	0.28%	5,156	42	3.23%
Other borrowings	17,130	28	0.65%	12,397	92	2.94%
Total interest-bearing liabilities	935,542	2,148	0.91%	870,024	3,307	1.51%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	270,868			197,015
Other liabilities	1,756			3,365
Stockholders' equity	146,253			137,843
Total liabilities and stockholders' equity	$1,354,419			$1,208,247
Net interest income		$11,359			$10,578
Interest rate spread (1)			3.32%			3.35%
Net interest margin (2)			3.57%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.63%			131.95%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $186 and $185 for the three months ended September 30, 2020 and 2019, respectively.
(4)	Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2020 and 2019, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2020 versus 2019

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,584	$(1,785)	$(201)
Investment securities	66	(18)	48
Interest-earning deposits with other banks	52	(277)	(225)
Total interest-earning assets	1,702	(2,080)	(378)

Interest-bearing liabilities:
Interest-bearing demand deposits	44	(27)	17
Money market deposits	66	(322)	(256)
Savings deposits	47	(271)	(224)
Certificates of deposit	(243)	(361)	(604)
Short-term borrowings	118	(146)	(28)
Other borrowings	35	(99)	(64)
Total interest-bearing liabilities	67	(1,226)	(1,159)

Net interest income	$1,635	$(854)	$781

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

	For the Nine Months Ended September 30,
	2020			2019

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,065,964	$36,962	4.64%	$1,000,291	$37,998	5.09%
Investment securities (3)	108,551	2,493	3.68%	100,461	2,330	3.71%
Interest-earning deposits with other banks (4)	51,361	216	0.56%	44,985	761	2.26%
Total interest-earning assets	1,225,876	39,671	4.38%	1,145,737	41,089	4.86%
Noninterest-earning assets	64,938			60,695
Total assets	$1,290,814			$1,206,432
Interest-bearing liabilities:
Interest-bearing demand deposits	$130,886	349	0.36%	$100,822	$263	0.35%
Money market deposits	166,193	1,246	1.00%	170,544	1,880	1.47%
Savings deposits	201,871	443	0.29%	199,829	1,090	0.73%
Certificates of deposit	358,048	5,269	1.97%	368,540	6,162	2.24%
Short-term borrowings	30,174	81	0.36%	17,967	334	2.49%
Other borrowings	15,149	166	1.46%	13,114	283	2.89%
Total interest-bearing liabilities	902,321	7,554	1.12%	870,816	10,012	1.54%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	242,951			196,871
Other liabilities	2,593			4,369
Stockholders' equity	142,949			134,376
Total liabilities and stockholders' equity	$1,290,814			$1,206,432
Net interest income		$32,117			$31,077
Interest rate spread (1)			3.26%			3.32%
Net interest margin (2)			3.56%			3.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.86%			131.57%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $565 and $523 for the nine months ended September 30, 2020 and 2019, respectively.
(4)	Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2020 and 2019, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2020 versus 2019

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$2,503	$(3,539)	$(1,036)
Investment securities	225	(62)	163
Interest-earning deposits with other banks	108	(653)	(545)
Total interest-earning assets	2,836	(4,254)	(1,418)

Interest-bearing liabilities:
Interest-bearing demand deposits	79	7	86
Money market deposits	(48)	(586)	(634)
Savings deposits	11	(658)	(647)
Certificates of deposit	(176)	(717)	(893)
Short-term borrowings	228	(481)	(253)
Other borrowings	44	(161)	(117)
Total interest-bearing liabilities	138	(2,596)	(2,458)

Net interest income	$2,698	$(1,658)	$1,040

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. The Company offers a line of retail deposit products created to more closely align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

At September 30, 2020, additional borrowing capacity at the FHLB was $403.8 million, as compared to $273.4 million at December 31, 2020. This increase was the result of collateralizing additional assets. For the nine months ended September 30, 2020, wholesale funding decreased $54.9 million. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of September 30, 2020. Management plans to continually monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the nine months ended September 30, 2020, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at September 30, 2020. The following table indicates the capital ratios for Middlefield Bank and the Company at September 30, 2020 and December 31, 2019.

	As of September 30, 2020
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.51%	10.91%	10.91%	11.89%
Middlefield Banc Corp.	10.28%	11.15%	10.46%	12.13%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2019
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	10.35%	12.12%	12.12%	12.79%
Middlefield Banc Corp.	10.23%	12.56%	11.77%	13.23%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2020 and December 31, 2019 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2020 and December 31, 2019 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2020 and December 31, 2019 for portfolio equity:

	September 30, 2020		December 31, 2019
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(1.20)%	7.70%	0.20%	6.20%
-100bp	(0.90)%	(18.40)%	(0.60)%	(9.40)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2020, have remained unchanged from December 31, 2019.

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

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2020

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

MIDDLEFIELD BANC CORP.

Date: November 3, 2020	By: /s/Thomas G. Caldwell
Thomas G. Caldwell
President and Chief Executive Officer

Date: November 3, 2020	By: /s/Donald L. Stacy
Donald L. Stacy
Principal Financial and Accounting Officer