Form 10-K
period 2020-12-31
MIDDLEFIELD BANC CORP
filed 2021-03-12
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

 Commission File Number        001-36613

  Middlefield Banc Corp.
(Exact Name of Registrant as Specified in its Charter)
Ohio	34-1585111
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

15985 East High Street, Middlefield, Ohio	44062-0035
Address of Principal Executive Offices	Zip Code
440-632-1666

Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant To Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Without Par Value	MBCN	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value on June 30, 2020 of common stock held by non-affiliates of the registrant was approximately $125.1 million, based on the closing price of $20.75 per share of common stock as reported on the NASDAQ Capital Market.
As of March 12, 2021, there were 6,427,667 shares of common stock issued and outstanding.

Documents Incorporated by Reference    Portions of the registrant’s definitive proxy statements for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. Portions of the Annual Report to Shareholders for the year ended December 31, 2020 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.
YEAR ENDED DECEMBER 31, 2020

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

• the effects of the recent and continuing global coronavirus outbreak

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

On March 13, 2019, MBC established a wholly owned subsidiary named Middlefield Investments, Inc. (MI), headquartered in Middlefield, Ohio. This operating subsidiary exists to hold and manage an investment portfolio. At December 31, 2020, MI’s assets consist of a cash account, investments and related accrued interest accounts. MI may only hold and manage investments, and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. All significant intercompany items have been eliminated between MBC and this subsidiary.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. At December 31, 2020, EMORECO’s assets consist of one cash account. According to Federal law governing bank holding companies, real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without advance approval of the Federal Reserve Bank.

Market Area MBC’s footprint across nine counties is home to 3.9 million people - roughly one third of Ohio’s population – and 38% of Ohio’s gross domestic product (“GDP”). MBC’s product offering is geared toward traditional banking business delivered to both consumers and businesses located in its footprint of Northeast Ohio and the Columbus metro area. MBC’s current strategy is aimed at using a strong deposit relationship in the more rural markets of Northeast Ohio to fund loan growth and build scale in its newer metro markets of Cleveland/Akron and Columbus.

MBC’s eleven Northeast Ohio branches are located in Ashtabula, Cuyahoga, Geauga, Portage, Summit, and Trumbull Counties. Our five Central Ohio branches are located in Delaware County, Franklin County, and Madison County. We have a loan production office in Mentor located in Lake County. Lake County is contiguous to Ashtabula, Cuyahoga, and Geauga Counties in our Northeast Ohio market. The most recent Federal Deposit Insurance Corporation ("FDIC") market share data available from June 30, 2020 shows we had a deposit market share of approximately 20.17% in Geauga County, which represented the second largest market share in Geauga County, 3.00% in Ashtabula County, 0.14% in Cuyahoga County, 0.46% in Delaware County, 0.14% in Franklin County, 1.09% in Madison County, 5.61% in Portage County, 0.61% in Summit County, and 1.97% in Trumbull County. According to the most recent information available from the U.S. Department of Commerce Bureau of Economic Analysis, six of these nine counties are ranked in the top half of Ohio counties measured by per capital personal income by county for 2017 through 2019.

The economy of MBC’s Northeast Ohio market is centered around manufacturing and agriculture and includes a large Amish population. MBC’s headquarters, main branch, and three additional branches are located in Geauga County. Geauga County is the center of the 4th largest Amish population in the world. With a 2019 per capital personal income of $70,955, Geauga County is ranked second highest among Ohio’s 88 counties.

MBC’s market area in Northeast Ohio benefits from the area’s proximity to Cleveland in Cuyahoga County. Cuyahoga County is Ohio’s second most populous county and boasts the largest economy in Ohio measured by GDP. Cuyahoga County’s 2019 GDP of $88 billion is greater than the total GDP of 13 states and ranks 31st of 3,108 counties nationally. In analysis of county-level GDP data from the U.S. Bureau of Economic Analysis, the Cleveland State University College of Urban Affairs analyzed per capita gross domestic product for the Cleveland metro area (an area covering Cuyahoga, Geauga, Lake, Lorain and Medina Counties) compared to 14 large metro areas including the seven fastest-growing of the large metro areas nationally from 2001 through 2018. Cuyahoga County ranked 88th for annual GDP growth per capita from 2000 to 2018, ahead of the home counties of cities experiencing greater population growth such as Charlotte, Indianapolis, and Phoenix. In that same time period from 2000 from 2018, Cuyahoga County ranked 474th out of the 500 largest counties in the U.S. for population change.

MBC’s market area in Central Ohio benefits from the area’s proximity to Columbus in Franklin County. Franklin County is Ohio’s most populous county and has the second highest GDP of Ohio’s 88 counties. Columbus is the state capital, the largest city in Ohio, and the 14th largest city in the U.S. The Columbus metro area has experienced strong population growth since 2007, with a 1.2 percent average annual rate compared to 0.1 percent in Ohio and 0.8 percent nationally. According to the U.S. Census Bureau, Columbus saw the eleventh largest numeric population increase between July 1, 2017 and July 1, 2018 in the U.S. – making Columbus the only city in the Midwest on the top 15 list. The employment growth rate for the Columbus metro area has been greater than Ohio’s employment growth rate, responsible for 1 in every 3 new jobs in Ohio. Since 2015, construction has been the fastest-growing sector in the Columbus metro area. Per capita personal income in the Columbus metro area continues to be above the statewide level for Ohio.

Based on the most recent data available for 2019, Delaware County had the highest per capita personal income at $75,778 among Ohio’s 88 counties, and Delaware County has one of the fastest growing housing markets in the country according to the U.S. Census Bureau’s data on the 100 fastest growing counties with 5,000 or more housing units from July 1, 2018 to July 1, 2019. Union County, which is contiguous to Delaware County, had the 13th fastest-growing housing market in the U.S. during this time period. From 2018 to 2019, the number of housing units in Union County jumped 4%, in part due to growth in Dublin, Plain City and Jerome Township, as well as Honda’s facilities in Marysville.

As a result of the COVID-19 pandemic, the nine Ohio counties in which we operate retail banking centers, Ohio, and the United States generally have experienced a significant increase in unemployment. Ohio’s unemployment rate peaked in April 2020 at 17.3% (non-seasonally adjusted). Since April 2020, unemployment rates have fallen closer to pre-pandemic levels but in the nine counties where MBC operates retail banking centers the average unemployment rate remains 1.4% higher than December 2019. The following table summarizes unemployment percentage rates in the counties where we operate retail banking centers, Ohio, and the US average on a comparative basis as of December 31, 2019 and December 31, 2020.

Area	Dec-19	Dec-20	2019- 2020 Change
Ashtabula County	4.9	6.1	1.2
Cuyahoga County	3.6	6.8	3.2
Delaware County	2.8	3.6	0.8
Franklin County	3.2	4.9	1.7
Geauga County	3.1	4.5	1.4
Madison County	3.1	4.0	0.9
Portage County	4.1	4.9	0.8
Summit County	4.0	5.5	1.5
Trumbull County	5.6	6.9	1.3
9 Counties Average	3.8	5.2	1.4
Ohio	3.8	5.2	1.4
United States	3.4	6.5	3.1

Ohio Department of Job and Family Services Bureau of Labor Market Information non-seasonally adjusted unemployment rates as of December 2019 and December 2020. The December 2020 unemployment rate is classified as preliminary as of February 2021.

The average unemployment rate of MBC’s nine-county market area is exactly in line with the state of Ohio’s unemployment rate. Prior to 2020, Ohio and the bank’s market area had unemployment rates greater than the national average. As of December 2020, Ohio and the bank’s market area have unemployment rates that are less than the national average. Cuyahoga and Trumbull are the only counties in MBC’s market area with unemployment rates above the national average as of December 2020. With a 3.2% increase on a year-over-year basis, Cuyahoga County experienced the most significant change in the unemployment rate from December 2019 to December 2020.

MBC is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

Lending — Loan Portfolio Composition and Activity. The Bank makes residential and commercial mortgage, home equity lines of credit, secured and unsecured consumer installment, commercial and industrial, and real estate construction loans for owner-occupied, non-owner occupied, multifamily and income-producing properties. The Bank’s Credit Policy aspires to a loan composition mix consisting of approximately 25% to 50% consumer purpose transactions including residential real estate loans, home equity loans and other consumer loans. The Policy is also designed to provide for 55% to 70% of total loans as business purpose commercial loans and business and consumer credit card accounts of up to 5% of total loans.

Lending Limit Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the Bank’s primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2020, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $21.2 million.

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

The following table shows on a consolidated basis the composition of the loan portfolio along with a reconciliation to loans receivable, net.

	Loan Portfolio Composition at December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Type of loan:
Commercial real estate:
Owner occupied	$103,121	$102,386	$105,372	$103,658	$75,075
Non-owner occupied	309,424	302,180	304,427	258,887	142,464
Multifamily	39,562	62,028	87,070	73,686	30,087
Residential real estate	233,995	234,798	228,797	221,125	188,601
Commercial and industrial	232,044	89,527	83,857	101,346	60,630
Home equity lines of credit	112,543	112,248	107,691	97,031	82,229
Construction and other	63,573	66,680	58,109	48,734	25,573
Consumer installment	9,823	14,411	16,786	18,746	4,481

Total loans	1,104,085	984,258	992,109	923,213	609,140
Less:
Allowance for loan and lease losses	13,459	6,768	7,428	7,190	6,598

Net loans	$1,090,626	$977,490	$984,681	$916,023	$602,542

The following table presents consolidated maturity information for the commercial and construction segments of the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Loan Portfolio Maturity at December 31, 2020
			Commercial Real Estate
	Commercial
	and	Construction	Owner	Non-Owner
(Dollars in thousands)	Industrial	and Other	Occupied	Occupied	Multifamily	Total
Amount due:
In one year or less	$4,195	$-	$6,648	$11,455	$755	$23,053
After one year through five years	170,728	28,321	21,913	73,765	15,622	310,349
After five years	57,121	35,252	74,560	224,204	23,185	414,322

Total amount due	$232,044	$63,573	$103,121	$309,424	$39,562	$747,724

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows on a consolidated basis the dollar amount of all commercial loans due after December 31, 2021 that have predetermined interest rates and the dollar amount of all loans due after December 31, 2021 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial and industrial	$196,061	31,151	$227,212
Construction and other	12,206	51,638	63,844
Commercial real estate:
Owner occupied	25,732	70,740	96,472
Non-owner occupied	103,741	194,229	297,970
Multifamily	14,337	24,470	38,807

	$352,077	$372,228	$724,305

Residential Real Estate Loans A significant portion of the Bank’s lending consists of origination of residential loans secured by 1-4 family real estate located in Franklin, Geauga, Portage, Trumbull, Summit, Cuyahoga, Delaware, Madison, and Ashtabula counties. Residential real estate loans approximated $234.0 million or 21.2% of the Bank’s total loan portfolio at December 31, 2020.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 84.1% of the residential mortgage loan portfolio has an adjustable rate and is secured by 1-4 family real estate at December 31, 2020. The Bank originates variable rate and fixed-rate, single-family mortgage loans. Generally, the fixed rate mortgage loans are underwritten in conformity with the Federal Home Loan Mortgage Corporation ("Freddie Mac") guidelines and sold to the agency. Upon the sale to Freddie Mac the servicing rights are retained, and are done so in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

At December 31, 2020, residential real estate loans of approximately $2.5 million were non-accruing or at least 90 days delinquent and accruing on that date, representing 1.1% of the residential real estate loan portfolio. At December 31, 2019, residential real estate loans of approximately $2.6 million were over 90 days delinquent or non-accruing on that date, representing 1.1% of the residential mortgage loan portfolio.

Home Equity Lines of Credit Home equity lines of credit comprise variable-rate home equity lines of credit as well as closed-end home equity installment loans. The Bank tracks loan delinquency closely and updates loan-to-value ratios (LTVs) when necessary to ensure adequate security for nonperforming loans. In addition, the Bank has initiated an annual update of FICO scores for risk management purposes. The credit quality of newly originated loans in 2020 was strong overall with a weighted-average LTV on originations of 68% and a weighted-average FICO score of 768.

The Bank’s home equity credit policy generally allows for a loan of up to 85% of combined loan-to-value ratio (CLTV) when we have the first lien or the HELOC is in first position, less the principal balance of the outstanding first mortgage loan. The policy also allows for a HELOC that is a maximum of 80% CLTV if we do not have the first lien position. The Bank’s home equity loans generally have terms of 20 years. The credit performance of the majority of the home equity lines of credit portfolio where we hold the first lien position is superior to the portion of the portfolio where we hold the second lien position, but do not hold the first lien. Lien position information is generally determined at the time of origination and monitored on an ongoing basis for risk management purposes.

At December 31, 2020, the Bank had approximately $112.5 million in its home equity lines of credit portfolio, representing 10.2% of total loans. At December 31, 2020, home equity lines of credit of approximately $422,000 were non-accruing or 90 days or more delinquent and accruing on that date, and represented 0.4% of the home equity lines of credit portfolio. At December 31, 2019, the Bank had approximately $112.3 million in its home equity lines of credit portfolio, representing 11.4% of total loans. At December 31, 2019, home equity lines of credit of approximately $709,000 were non-accruing or 90 days or more delinquent and accruing on that date, and represented 0.6% of the home equity lines of credit portfolio.

Commercial Loans

The Bank’s commercial loan services include:

•	accounts receivable, inventory and	•	short-term notes
	working capital loans	•	selected guaranteed or subsidized loan programs
•	renewable operating lines of credit		for small businesses
•	loans to finance capital equipment	•	loans to professionals
•	term business loans	•	commercial real estate loans
•	demand lines of credit

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, non-owner occupied business properties, multi-family residential properties, and income-producing or farm properties. Although the Bank makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risks of commercial real estate loans are loss of income of the owner or lessee of the property and the inability of the market to sustain rent levels. Although commercial loans generally bear more risk than single-family residential mortgage loans, they tend to be higher yielding, have shorter terms and provide for interest-rate adjustments. Accordingly, commercial loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio composed strictly of residential real estate mortgage loans.

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

The fair value of commercial loan collateral must exceed the Bank’s exposure. For this purpose, fair value is determined by independent appraisal or by the loan officer’s estimate, employing guidelines established by the Credit Policy. Loans not secured by real estate generally have terms of five years or fewer, unless guaranteed by the U.S. Small Business Administration or other governmental agency, and term loans secured by collateral having a useful life exceeding five years may have longer terms. The Bank’s Credit Policy allows for terms of up to 20 years for loans secured by commercial real estate, and one year for business lines of credit. The maximum LTV ratio for commercial real estate loans is 80% of the appraised value or cost, whichever is less.

Real estate is commonly a material component of collateral for the Bank’s loans, including commercial loans. Although the expected source of repayment is generally the operations of the borrower’s business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, a concentration of loans within a limited geographic area, and pandemic-related effects.

At December 31, 2020, commercial and commercial real estate loans totaled $684.2 million, or 62.0% of the Bank’s total loan portfolio. Commercial and industrial loans include $116.1 million in Paycheck Protection Program (“PPP”) loans, which provide relief to small businesses affected by the COVID-19 pandemic. At December 31, 2020, commercial and commercial real estate loans of approximately $4.7 million were non-accruing or 90 days or more delinquent and accruing on that date, and represented 0.7% of the commercial and commercial real estate loan portfolios. At December 31, 2019, commercial loans totaled $556.1 million, or 56.5% of the Bank’s total loan portfolio. At December 31, 2019, commercial loans of approximately $5.4 million were 90 days or more delinquent or non-accruing on that date, and represented 1.0% of the commercial loan portfolios.

Construction and Other

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

At December 31, 2020, real estate construction loans totaled $63.6 million, or 5.8% of the Bank’s total loan portfolio. There were no loans in the construction and other portfolio that were 90 days delinquent or non-accruing on that date. At December 31, 2019, real estate construction loans totaled $66.7 million, or 6.8% of the Bank’s total loan portfolio. There were no real estate construction loans 90 days delinquent or non-accruing on that date.

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

At December 31, 2020, the Bank had approximately $9.8 million in its consumer installment loan portfolio, representing 0.9% of total loans. At December 31, 2020, consumer installment loans of approximately $224,000 were non-accruing or 90 days or more delinquent and accruing on that date, and represented 2.3% of the consumer installment loan portfolio. At December 31, 2019, the Bank had approximately $14.4 million in its consumer installment loan portfolio, representing 1.5% of total loans. At December 31, 2019, consumer installment loans of approximately $197,000 were non-accruing or 90 days or more delinquent and accruing on that date, and represented 1.4% of the consumer installment loan portfolio.

Loan Solicitation and Processing Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Bank personnel and walk-in customers.

When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Bank’s underwriting guidelines are set by senior management and approved by the Board of Directors. The Credit Policy specifies each individual officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to an Officer’s Loan Committee, which has authority to approve loans up to $4,000,000. The Board of Directors’ Loan Committee acts as an approval authority for exposures over $4,000,000 and up to $7,500,000. Loans exceeding $7,500,000 require approval from the full Board of Directors.

Income from Lending Activities The Bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The Bank also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.

Mortgage Banking Activity The Bank originates residential loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2020, the Bank recorded gains of $1.5 million on the sale of $44.3 million in loans receivable originated for sale. During the year ended December 31, 2019, the Bank recorded gains of $433,000 on the sale of $19.7 million in loans receivable originated for sale. These loans were sold on a servicing retained basis to Freddie Mac.

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

Nonperforming Loans Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the Bank’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The Bank also collects late charges on commercial loans.

When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, the real estate is classified as OREO until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value, less anticipated cost to sell. If fair value, less cost to sell, is less than carrying value, then carrying value is reduced through the allowance for loan and lease losses (“ALLL”) immediately prior to booking as OREO. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. OREO is appraised during the foreclosure process, before acquisition when possible. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

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

When an FDIC-insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An Ohio nonmember bank’s determination about classification of its assets and the amount of its allowances is subject to review by the FDIC and the Ohio Division of Financial Institutions (the “ODFI”), which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications.

Consolidated classified loans were as follows:

	December 31,

	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans

Classified loans:
Special mention	$10,132	0.92%	$11,028	1.12%	$13,076	1.32%	$11,829	1.28%	$5,657	0.93%
Substandard	63,663	5.77%	15,291	1.55%	13,867	1.40%	13,625	1.48%	11,777	1.93%
Doubtful	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%

Total amount due	$73,795	6.69%	$26,319	2.67%	$26,943	2.72%	$25,454	2.76%	$17,434	2.86%

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

Investments Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations, government-guaranteed mortgage-backed securities, or subordinated debt of other financial institutions. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. Ohio law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities, or a higher percentage in certain circumstances. Ohio law also limits to 15% of capital the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These provisions have not been a material constraint upon the Bank’s investment activities.

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

The following table exhibits the consolidated amortized cost of the Bank’s investment portfolio:

	December 31,
(Dollars in thousands)	2020	2019	2018
Available for Sale:
U.S. government agency securities	$-	$-	$7,442
Subordinated debt	21,050	4,000	-
Obligations of states and political subdivisions:
Taxable	500	500	502
Tax-exempt	73,157	80,436	72,387
Mortgage-backed securities in government- sponsored entities	14,230	18,465	18,185
Total Available-for-Sale Securities	$108,937	$103,401	$98,516

The contractual maturity of investment debt securities is as follows:

	December 31, 2020
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
Subordinated debt	$-	-	$-	-	$20,550	5.19%	$500	4.50%	$21,050	5.17%	$21,297
Obligations of states and political subdivisions:
Taxable	-	-	500	5.30%	-	-	-	-	500	5.30%	502
Tax-exempt **	1,556	4.84%	1,140	4.06%	5,928	4.24%	64,533	3.77%	73,157	3.83%	77,800
Mortgage-backed securities in government-sponsored entities	-	-	61	2.87%	2,289	1.80%	11,880	1.74%	14,230	1.75%	14,761
Total	$1,556	4.84%	$1,701	4.38%	$28,767	4.72%	$76,913	3.46%	$108,937	3.83%	$114,360

** Tax-equivalent yield calculated using a 21% tax rate

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2020, the Bank also held 49,672 shares of $100 par value Federal Home Loan Bank (“FHLB”) of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock at December 31, 2020 was $5.0 million.

Sources of Funds — Deposit Accounts Deposit accounts are a major source of funds for the Bank. The Bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months, and brokered deposits. These accounts earn interest at rates established by management based on liquidity, competitive market factors, and management’s desire to increase certain types or maturities. The Bank also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

The following table shows on a consolidated basis the amount of time deposits of $100,000 or more as of December 31, 2020, including certificates of deposit, by time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$51,180	27.46%
Beyond three but within six months	36,210	19.43%
Beyond six but within twelve months	54,889	29.45%
Beyond one year	44,080	23.66%

Total	$186,359	100.00%

Borrowings Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement on some investments and loan balances. At December 31, 2020, MBC had no FHLB borrowings outstanding. The Bank also has access to credit through the Federal Reserve Bank of Cleveland, including the Paycheck Protection Program Liquidity Facility, and other funding sources.

The outstanding balances and related information about short-term borrowings as of December 31, 2020, 2019, and 2018, which includes securities sold under agreements to repurchase, lines of credit with other banks and Federal Funds purchased are summarized on a consolidated basis as follows:

(Dollar amounts in thousands)	2020	2019	2018

Balance at year-end	-	$5,075	$90,398
Average balance outstanding	22,637	14,808	42,231
Maximum month-end balance	62,329	92,000	101,857
Weighted-average rate at year-end	N/A	1.66%	2.53%
Weighted-average rate during the year	0.35%	2.49%	1.99%

Competition

The banking and financial services industry is highly competitive. We compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, fintech companies, and other financial intermediaries for certain of our products and services. Some of our competitors are not currently subject to the regulatory restrictions and the level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger, have greater resources than we do, and compete aggressively. These competitors attempt to gain market share through their financial product mix, pricing strategies, and banking center locations.

Other important standard competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that the Bank’s commitment to personal service, innovation, and involvement in the communities that the Bank serves, are factors that contribute to the Bank’s competitive advantage and will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Personnel and Human Capital Resources

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events employees attend in connection with their job duties.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 40.0% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer-facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and some were provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

As of December 31, 2020, the Bank had 184 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

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

The Federal Reserve has issued regulations under the Bank Holding Company Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity. Under this requirement, we are expected to commit resources to support our Bank, including at times when we may not be in a financial position to provide such resources.

Our Company is a legal entity separate and distinct from its bank subsidiary. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Federal Reserve policy provides that a bank holding company should not pay dividends unless (1) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before materially increasing dividends. The Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

Since all of our income comes from dividends from our Bank, which is also the primary source of our liquidity, our ability to pay dividends and repurchase shares depends upon our receipt of dividends from our Bank.

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

Under regulations promulgated by the federal bank regulators, U.S. banking organizations are subject to comprehensive capital standards that require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). During the first quarter of 2015, the Company exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk-weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and high volatility commercial real estate loans.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer: consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2020, the Bank exceeded the regulatory requirement for the “capital conservation buffer.”

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

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) required that the community bank leverage ratio be temporarily lowered to 8%.  The FDIC issued an interim final rule, effective on April 23, 2020, that implements a temporary 8% community bank leverage ratio requirement, as mandated by the CARES Act. Under the interim final rule, a community banking organization that temporarily fails to meet any of the qualifying criteria, including the 8% community bank leverage ratio requirement, generally will still be considered well capitalized provided that the banking organization maintains a leverage ratio equal to 7% or greater. A banking organization that ceases to be a qualifying institution after the end of the grace period or reports a leverage ratio of less than 7% must comply with the generally applicable capital requirements and file the appropriate regulatory reports.  The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

Prompt Corrective Action. To resolve the problems of undercapitalized financial institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total capital ratio, its Tier 1 capital ratio, its common equity Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered well capitalized for purposes of the prompt corrective action rules, a bank must maintain total risk-based capital of 10.0% or greater, Tier 1 risk-based capital of 8.0% or greater, common equity Tier 1 capital of 6.5% or greater, and leverage capital of 5.0% or greater. An institution with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though it were in the next lower capital category if its primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.

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

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the bank:

	As of December 31, 2020
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.45%	11.47%	11.47%	12.68%
Middlefield Banc Corp.	10.22%	11.68%	10.96%	12.88%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

●
Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

●	As previously noted, temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;

●
The ability of a borrower of a federally backed mortgage loan experiencing financial hardship due to the COVID-19 pandemic to request forbearance from paying the mortgage by submitting a request to the borrower’s servicer affirming the borrower’s financial hardship during the COVID-19 emergency. Federally backed mortgage loans include single-family (1-4 units) residential mortgage loans owned or securitized by Fannie Mae or Freddie Mac or insured, guaranteed, or otherwise assisted by the federal government. The term includes mortgages insured by the Federal Housing Administration and the Department of Veterans Affairs, and the Department of Agriculture’s direct and guaranteed loans.

Although the CARES Act established forbearance protection through December 31, 2020, the Biden administration extended the program for mortgages insured by the Federal Housing Administration, the Department of Veterans Affairs, and for the Department of Agriculture’s direct and guaranteed loans until June 30, 2021. The Federal Housing Finance Agency extended the program for residential mortgage loans owned or securitized by Fannie Mae or Freddie Mac until June 30, 2021. During the forbearance, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.

●
The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times the organization’s average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.

If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP loan so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law, which expands the authority to make loans under the PPP through March 31, 2021 and revises certain PPP requirements. The Economic Aid Act expands PPP eligibility to include eligible 501(c)(6) organizations, housing cooperatives and direct marketing organizations, and provides greater flexibility for businesses with seasonal employees. The Economic Aid Act also permits a second round of funding for certain borrowers who have already received a PPP loan. As of December 31, 2020, the Company had $143.8 million in PPP loan originations with forgiveness of $28.9 million granted by the SBA.

The Economic Aid Act also extended the provisions of the CARES Act that suspended requirements under generally accepted accounting principles in the United States (“GAAP”) for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, and (ii) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so.

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

Effective July 1, 2016, the FDIC changed the way banks are assessed for deposit insurance. The FDIC has eliminated the risk categories for “small banks”, such as the Bank, that have been FDIC insured for at least five years and have less than $10 billion in total assets, and assessments are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) for established small banks with CAMELS I or II ratings has been reduced to 1.5 to 16 basis points and the maximum assessment rate for established small banks with CAMELS III through V ratings is 40 basis points.

As of June 30, 2019, the Deposit Insurance Fund reserve ratio exceeded the required minimum of 1.35% set by the DFA. Small banks, such as the Bank, began receiving credits, starting with the September 30, 2019 deposit insurance assessment invoice, to offset the portion of their assessments that helped to raise the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%. The Bank received assessment credits in 2020 of approximately $16,000, resulting from the insurance period ended December 31, 2019. The reserve ratio fell to 1.30% as of June 30, 2020, as result of the banking industry’s extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in 2020 stemming mainly from the COVID-19 pandemic, specifically monetary policy actions, direct government assistance to consumers and businesses, and an overall reduction in spending. On September 15, 2020, the FDIC waived the provision of the FDIC’s assessment regulations requiring that the reserve ratio must be at least 1.35 percent for the FDIC to remit the full nominal value of an insured depository institution’s remaining assessment credits. All remaining small bank credits were refunded on the September 30, 2020, assessment invoice, ending the application of small bank credits. As such, there is an increase in federal deposit insurance expense on the Consolidated Income Statements of 83.9% from the expense recorded in the prior year.

Effective June 26, 2020, the FDIC adopted a Final Rule to mitigate the effect on deposit insurance assessments when an insured institution participates in the PPP. Under the rule, the FDIC provides adjustments to the risk-based premium formula and certain of its risk ratios, and provides an offset to an insured institution’s total assessment amount due for the increase to its assessment base attributable to participation in the PPP.

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

Transactions with Affiliates Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing FDIC-insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act:

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

The Bank’s authority to extend credit to insiders — meaning executive officers, directors and greater than 10% stockholders — or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the Bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any “interested” director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions.

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

The commercial real estate risk management guidance does not impose rigid limits on commercial real estate lending but does create a much sharper supervisory focus on the risk management practices of banks with concentrations in commercial real estate lending. According to the guidance, an institution that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its commercial real estate concentration risk:

●	total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital, or
●
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

Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio. Lending money is a substantial part of our business. However, every loan we make carries a risk of nonpayment. This risk is affected by, among other things: the cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral, the credit history of a particular borrower, changes in economic and industry conditions, and the duration of the loan. The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Current accounting standards for loan loss provisioning are based on the so-called “incurred loss” model. Under this model, a bank can reserve against a loan loss through a provision to the loan loss reserve only if that loss has been “incurred,” which means a loss that is probable and can be reasonably estimated. To meet that standard, banks have to document why a loss is probable and reasonably estimable, and the easiest way to do that is to refer to historical loss rates and the bank’s own prior loss experience with the type of asset in question. Banks are not limited to using historical experience in deciding the appropriate level of the loan loss reserve. In making these determinations, management can use judgment that takes into account other factors, such as changes in underwriting standards and changes in the economic environment that would have an impact on loan losses.

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

Material breaches in security of bank systems may have a significant effect on the Company’s business. Financial institutions are under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant operational, reputational, legal and/or regulatory costs to us, if successful. We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both banks and third-party service providers. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure systems will not be inoperable. We also have security to prevent unauthorized access to the system. In addition, we require third party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

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

Our most important source of funds is deposits. As of December 31, 2020, approximately $638.1 million, or 52.1%, of our total deposits were negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Additional liquidity is provided by our ability to borrow from the Federal Home Loan Bank of Atlanta, or Cincinnati, and the Federal Reserve Bank of Cleveland. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

We rely extensively on models in managing many aspects of our business, and these models may be inaccurate or misinterpreted. We rely extensively on models in managing many aspects of our business, including liquidity and capital planning, credit and other risk management, pricing, and reserving. The models may prove in practice to be less predictive than we expect. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, financial condition or results of operations.

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

The value of our goodwill and core deposit intangible assets may decline in the future. As of December 31, 2020, we had $16.8 million of goodwill and core deposit intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and core deposit intangible assets. If we were to conclude that a future write-down of goodwill and core deposit intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Economic and Market Conditions

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations. In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close for several months in Spring, 2020, and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 32 million people have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies encouraged lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies encouraged financial institutions to prudently work with affected borrowers and issued guidance providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

-         declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company;

-         if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, nonperforming assets, and foreclosures may increase, resulting in increased loan charge-offs and additions to loan loss reserves and reduced income;

-         collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

-         our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

-         the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

-         as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

-         a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

-         cyber security risks are increased as the result of an increase in the number of employees working remotely;

-         the unanticipated loss or unavailability of key associates due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors;

-         Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer service expectations and have a material adverse effect on our operations;

-         we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

-         Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs for bank failures.

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

The Company operates in a highly competitive industry and market area. The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. Our profitability depends upon our continued ability to successfully compete in our market areas. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

-         the ability to develop, maintain, and build long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

-         the ability to expand the Company’s market position

-         the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

-         the rate at which the Company introduces new products and services relative to its competitors;

-         customer satisfaction with the Company’s level of service; and

-         industry and general economic trends

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

Risks Associated with the Company’s Common Stock

The Company may issue additional shares of its common stock in the future, which could dilute a shareholder's ownership of common stock. The Company's articles of incorporation authorize its Board of Directors, without shareholder approval, to, among other things, issue additional shares of common stock. The issuance of any additional shares of common stock could be dilutive to a shareholder's ownership of Company common stock. To the extent that the Company issues options or warrants to purchase common stock in the future and the options or warrants are exercised, the Company's shareholders may experience further dilution. Holders of shares of Company common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares and, therefore, shareholders may not be permitted to invest in future issuances of Company common stock.

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a "bank holding company." Any entity, including a "group" composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the Bank Holding Company Act of 1956. In addition, any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act to acquire or retain 5% or more of our outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Anti-takeover provisions could delay or prevent an acquisition or change in control by a third party. Provisions of the Ohio General Corporation Law, our Amended and Restated Articles of Incorporation, and our Code of Regulations, including a staggered board and supermajority voting requirements, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us.

Risks Related to the Legal and Regulatory Environment

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

A new accounting standard may require us to increase our allowance for loan and lease losses and may have a material adverse effect on our financial condition and results of operations. The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Bank for our first fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan and lease losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. Any change in the allowance for loan and lease losses at the time of adoption will be an adjustment to retained earnings and would change the Bank’s capital levels. A banking organization that experiences a reduction in retained earnings as of the CECL adoption date may elect to phase in the regulatory capital impact of adopting CECL over a three-year transition period. Any increase in our allowance for loan and lease losses or expenses incurred to determine the appropriate level of the allowance for loan and lease losses may have a material adverse effect on our financial condition and results of operations. Upon adoption of the CECL, credit loss allowances may increase, which would decrease retained earnings and thereby affect common equity tier 1 capital for regulatory capital purposes. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses. Successful implementation may require adjustments to existing data elements and credit loss methods.

A transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts could negatively affect the value of various financial contracts. In July 2017, the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently in November 2020 the FCA proposed end dates immediately following the December 31, 2021 publication for the one week and two month LIBOR settings, and the June 30, 2023 publication for other LIBOR tenors. These announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after December 31, 2021 or June 30, 2023, as applicable. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, a general consensus exists that in the U.S. the Secured Overnight Financing Rate (SOFR) index will be an acceptable alternative to LIBOR. The language in our LIBOR-based contracts and financial instruments have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, our LIBOR-based contracts and financial instruments may provide a procedure for selecting a substitute index or indices for the calculation of interest rates. The implementation of a substitute index or indices for the calculation of interest rates under our LIBOR-based contracts and financial instruments may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. Rising commercial real estate lending concentrations may expose institutions like the Bank to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. In addition, institutions that are exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are encouraged to identify and monitor credit concentrations and enhance risk management systems. At December 31, 2020, non-owner occupied commercial real estate loans (including construction, land, and land development loans) represent 289.0% of total risk-based capital and the Bank’s commercial real estate loan portfolio has increased by approximately 16.2% during the prior 36 months. Construction, land, and land development loans represent 42.6% of total risk-based capital as of December 31, 2020. Management has extensive experience in commercial real estate lending. Management has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2020, MBC could have declared dividends of approximately $16.5 million in the aggregate to the Company. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends.

General Risk Factors

Climate change, natural disasters, acts of war or terrorism, the impact of pandemics or epidemics, and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities have had a destabilizing effect on financial markets and economic activity during 2020.  In addition, coronavirus and the extent to which it has spread has affected, and may continue to affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities.  The continuation of the coronavirus pandemic has the potential to negatively impact our and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

Item 1B — Unresolved Staff Comments

Not applicable.

Item 2 — Properties

The Bank’s principal executive offices are located at 15985 East High Street, Middlefield, Ohio 44062.

As of the date of this Annual Report on Form 10-K, MBC has seventeen banking centers and one administrative office as listed below:

●	branch offices in Middlefield (two offices), Chardon, and Newbury in Geauga County;

●	an administrative office in Middlefield in Geauga County;

●	branch offices in Garrettsville and Mantua in Portage County;

●	a branch office in Orwell in Ashtabula County;

●	a branch office in Cortland in Trumbull County;

●	branch offices in Dublin and Westerville in Franklin County;

●	a loan production office in Mentor in Lake County;

●	branch offices in Sunbury and Powell in Delaware County;

●	branch offices in Beachwood and Solon in Cuyahoga County;

●	a branch office in Twinsburg in Summit County;

●	a branch office in Plain City in Madison County.

At December 31, 2020, the net book value of the Bank’s investment in premises and equipment totaled $18.3 million.

Item 3 — Legal Proceedings

From time to time the Company and the subsidiary bank are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of the Company or the subsidiary bank, either individually or in the aggregate.

Item 4 — Mine Safety Disclosures

Not applicable.

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “MBCN.” At the close of business on December 31, 2020, there were approximately 978 shareholders of record. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has consistently declared cash dividends on our common stock. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurance can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipts of dividends from the Bank, which are restricted by banking regulations.

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Return on Equity and Assets” and “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2021 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 — Selected Financial Data

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. appear in the Company’s 2020 Annual Report to Shareholders and are incorporated herein by reference.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None

Part III

Item 10 — Directors, Executive Officers, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

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

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements :
Consolidated Financial Statements as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020:
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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6*	Change in Control Agreement between Middlefield Banc Corp. and John D. Lane	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	filed herewith

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	filed herewith

13	Portions of Annual Report to Shareholders for the year ended December 31, 2019 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 12, 2021
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 12, 2021
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 12, 2021
Carolyn J. Turk, Director

/s/ James R. Heslop, II	March 12, 2021
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 12, 2021
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 12, 2021
James J. McCaskey, Director

/s/ William J. Skidmore	March 12, 2021
William J. Skidmore, Chairman of the Board

/s/ Robert W. Toth	March 12, 2021
Robert W. Toth, Director

/s/ Clayton W. Rose, III	March 12, 2021
Clayton W. Rose, III, Director

/s/ Darryl E. Mast	March 12, 2021
Darryl E. Mast, Director

/s/ Thomas W. Bevan	March 12, 2021
Thomas W. Bevan, Director

/s/ Michael Voinovich	March 12, 2021
Michael Voinovich, Director