Form 10-Q
period 2021-03-31
MIDDLEFIELD BANC CORP
filed 2021-05-05
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 5, 2021:  6,333,481

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Cash and due from banks	$93,037	$92,874
Federal funds sold	7,436	19,543
Cash and cash equivalents	100,473	112,417
Equity securities, at fair value	690	609
Investment securities available for sale, at fair value	123,218	114,360
Loans held for sale	1,260	878
Loans:
Commercial real estate:
Owner occupied	104,379	103,121
Non-owner occupied	304,623	309,424
Multifamily	39,015	39,562
Residential real estate	228,052	233,995
Commercial and industrial	242,651	232,044
Home equity lines of credit	111,474	112,543
Construction and other	64,960	63,573
Consumer installment	9,046	9,823
Total loans	1,104,200	1,104,085
Less: allowance for loan and lease losses	14,122	13,459
Net loans	1,090,078	1,090,626
Premises and equipment, net	18,002	18,333
Goodwill	15,071	15,071
Core deposit intangibles	1,644	1,724
Bank-owned life insurance	16,740	16,938
Other real estate owned	7,372	7,387
Accrued interest receivable and other assets	13,545	13,636

TOTAL ASSETS	$1,388,093	$1,391,979

LIABILITIES
Deposits:
Noninterest-bearing demand	$317,224	$291,347
Interest-bearing demand	215,684	195,722
Money market	187,204	198,493
Savings	259,973	243,888
Time	245,342	295,750
Total deposits	1,225,427	1,225,200
Other borrowings	13,095	17,038
Accrued interest payable and other liabilities	4,901	5,931
TOTAL LIABILITIES	1,243,423	1,248,169

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,323,487 and 7,308,685 shares issued; 6,344,657 and 6,379,323 shares outstanding	87,073	86,886
Retained earnings	72,729	69,578
Accumulated other comprehensive income	2,917	4,284
Treasury stock, at cost; 978,830 and 929,362 shares	(18,049)	(16,938)
TOTAL STOCKHOLDERS' EQUITY	144,670	143,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,388,093	$1,391,979

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,167	$12,078
Interest-earning deposits in other institutions	18	94
Federal funds sold	-	21
Investment securities:
Taxable interest	370	157
Tax-exempt interest	558	629
Dividends on stock	29	30
Total interest and dividend income	13,142	13,009

INTEREST EXPENSE
Deposits	1,205	2,865
Short-term borrowings	-	35
Other borrowings	39	76
Total interest expense	1,244	2,976

NET INTEREST INCOME	11,898	10,033

Provision for loan losses	700	2,740

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,198	7,293

NONINTEREST INCOME
Service charges on deposit accounts	787	553
Gain (loss) on equity securities	81	(160)
Earnings on bank-owned life insurance	226	107
Gain on sale of loans	592	114
Other income	532	460
Total noninterest income	2,218	1,074

NONINTEREST EXPENSE
Salaries and employee benefits	4,254	3,584
Occupancy expense	600	550
Equipment expense	357	273
Data processing costs	786	666
Ohio state franchise tax	286	268
Federal deposit insurance expense	144	123
Professional fees	419	349
Net loss on other real estate owned	46	1
Advertising expense	221	209
Software amortization expense	80	141
Core deposit intangible amortization	80	83
Other expense	1,080	1,005
Total noninterest expense	8,353	7,252

Income before income taxes	5,063	1,115
Income taxes	896	74

NET INCOME	$4,167	$1,041

EARNINGS PER SHARE
Basic	$0.65	$0.16
Diluted	$0.65	$0.16

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income	$4,167	$1,041

Other comprehensive loss:
Net unrealized holding loss on available-for-sale investment securities	(1,730)	(5,163)
Tax effect	363	1,084

Total other comprehensive loss	(1,367)	(4,079)

Comprehensive income (loss)	$2,800	$(3,038)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2020	7,308,685	$86,886	$69,578	$4,284	$(16,938)	$143,810

Net income			4,167			4,167
Other comprehensive loss				(1,367)		(1,367)
Stock options exercised	10,650	94				94
Stock-based compensation, net	4,152	93				93
Treasury shares acquired (49,468)					(1,111)	(1,111)
Cash dividends ($0.16 per share)			(1,016)			(1,016)

Balance, March 31, 2021	7,323,487	$87,073	$72,729	$2,917	$(18,049)	$144,670

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2019	7,294,792	$86,617	$65,063	$1,842	$(15,747)	$137,775

Net income			1,041			1,041
Other comprehensive loss				(4,079)		(4,079)
Stock-based compensation, net	4,037	105				105
Treasury shares acquired (58,200)					(1,191)	(1,191)
Cash dividends ($0.15 per share)			(964)			(964)

Balance, March 31, 2020	7,298,829	$86,722	$65,140	$(2,237)	$(16,938)	$132,687

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$4,167	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	2,740
(Gain) loss on equity securities	(81)	160
Depreciation and amortization of premises and equipment, net	371	306
Software amortization expense	80	141
Financing lease amortization expense	78	99
Amortization of premium and discount on investment securities, net	80	84
Accretion of deferred loan fees, net	(1,394)	(255)
Amortization of core deposit intangibles	80	83
Stock-based compensation income, net	-	(302)
Origination of loans held for sale	(12,458)	(3,232)
Proceeds from sale of loans	12,668	4,053
Gain on sale of loans	(592)	(114)
Earnings on bank-owned life insurance	(226)	(107)
Deferred income tax	(32)	(308)
Loss on other real estate owned	20	-
Decrease (increase) in accrued interest receivable	353	(195)
(Decrease) increase in accrued interest payable	(135)	63
Other, net	(910)	(1,277)
Net cash provided by operating activities	2,769	2,980

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	3,576	2,779
Purchases	(14,244)	(5,252)
Decrease (increase) in loans, net	1,179	(14,052)
Proceeds from the sale of other real estate owned	58	-
Proceeds from bank-owned life insurance	424	-
Net purchase of premises and equipment	(51)	(184)
Purchase of restricted stock	-	(1,600)
Redemption of restricted stock	161	-
Net cash used in investing activities	(8,897)	(18,309)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	227	(17,133)
Increase in short-term borrowings, net	-	54,925
Repayment of other borrowings	(4,010)	(88)
Stock options exercised	94	-
Repurchase of treasury shares	(1,111)	(1,191)
Cash dividends	(1,016)	(964)
Net cash (used in) provided by financing activities	(5,816)	35,549

(Decrease) increase in cash and cash equivalents	(11,944)	20,220

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,417	35,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,473	$55,333

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended
	March 31,
	2021	2020
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,379	$2,913

Noncash investing transactions:
Transfers from loans to other real estate owned	$63	$301
Finance lease assets added to premises and equipment	(67)	-
Noncash financing transactions:
Finance lease liabilities added to other borrowings funds	$67	$-

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Middlefield Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiary, Middlefield Investments, Inc. (MI). All significant inter-company items have been eliminated.

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020.  The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.  Management will continue to monitor model output throughout the deferral period.

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

NOTE 2 – REVENUE RECOGNITION

In accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 92.2% of the total revenue of the Company.

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

Net gains (losses) on sale of other real estate owned (“OREO”) – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred and the payment terms, that the contract has a true commercial substance and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31:

Noninterest Income	2021	2020
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$168	$190
ATM banking fees	312	210
Service charges and other fees	307	153
Gain (loss) on equity securities (a)	81	(160)
Earnings on bank-owned life insurance (a)	226	107
Gain on sale of loans (a)	592	114
Revenue from investment services	127	131
Other income	405	329
Total noninterest income	$2,218	$1,074

Net loss on other real estate owned	$46	$1

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of March 31, 2021 and 2020.

Stock option activity during the three months ended March 31, 2021 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2021	12,150	$8.78
Exercised	(12,150)	8.78

Outstanding, March 31, 2021	-	-

Exercisable, March 31, 2021	-	-

The following table presents the activity during the three months ended March 31, 2021 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2021	67,634	$23.51
Granted	29,866	22.50
Nonvested at March 31, 2021	97,500	$23.20

Expected to vest as of March 31, 2021	58,749	$23.00

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense (recovery) of $0 and ($408,000) was recognized for the three-month periods ended March 31, 2021 and 2020, respectively. The expense recovery recorded as of March 31, 2020 is the result of the decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a performance condition tied to the total shareholder return on the Company’s stock. Due to the change in market conditions during 2020, there was a decrease in the probability of the achievement of the performance condition which resulted in a decrease in the liability related to the plan and a reversal of compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $581,000 and $287,000 at March 31, 2021 and 2020, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of March 31, 2021 totals $736,000, of which $301,000 is estimated for the rest of 2021, $259,000 for 2022, $155,000 for 2023, and $21,000 for 2024.

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

	For the Three
	Months Ended
	March 31,
	2021	2020

Weighted-average common shares issued	7,315,574	7,298,740

Average treasury stock shares	(951,442)	(881,631)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	6,364,132	6,417,109

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	14,361	12,334

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	6,378,493	6,429,443

Outstanding at March 31, 2021 were 97,500 shares of restricted stock, 89,069 shares of which were anti-dilutive. There were no options to purchase shares of common stock outstanding as of March 31, 2021.

Options to purchase 13,500 shares of common stock at $8.78 per share were outstanding during the three months ended March 31, 2020. Also outstanding were 84,688 shares of restricted stock. None of the outstanding options or restricted stock were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of March 31, 2021, the Company held 978,830 of the Company’s shares, which is an increase of 49,468 from the 929,362 shares held as of December 31, 2020.

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

		March 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$16,836	$9,450	$26,286
Obligations of states and political subdivisions	-	83,220	-	83,220
Mortgage-backed securities in government-sponsored entities	-	13,712	-	13,712
Total debt securities	-	113,768	9,450	123,218
Equity securities in financial institutions	690	-	-	690
Total	$690	$113,768	$9,450	$123,908

		December 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$14,047	$7,250	$21,297
Obligations of states and political subdivisions	-	78,302	-	78,302
Mortgage-backed securities in government-sponsored entities	-	14,761	-	14,761
Total debt securities	-	107,110	7,250	114,360
Equity securities in financial institutions	609	-	-	609
Total	$609	$107,110	$7,250	$114,969

Investment Securities Available for Sale - The Company obtains fair values from an independent pricing service which represent quoted prices for similar assets, fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level II). Securities for which the pricing service is unable to calculate a market price are reported at book value and are classified under the Level III measurement.

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

The following tables present the assets measured on a non-recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value subsequent to the initial measurement. No such devaluation occurred during the three months ended March 31, 2021.

		March 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,303	$4,303
Other real estate owned	-	-	6,992	6,992

		December 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,111	$4,111
Other real estate owned	-	-	6,992	6,992

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $911,000 and $838,000 as of March 31, 2021 and December 31, 2020, respectively.

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

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
March 31, 2021
Impaired loans	$4,303	Appraisal of collateral (1)	Appraisal adjustments (2)	14.5%	to	76.1%	(35.9%)

Other real estate owned	$6,992	Appraisal of collateral (1)	Appraisal adjustments (2)		19.9%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
December 31, 2020
Impaired loans	$4,111	Appraisal of collateral (1)	Appraisal adjustments (2)	17.6%	to	48.5%	(22.7%)

Other real estate owned	$6,992	Appraisal of collateral (1)	Appraisal adjustments (2)		19.9%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2021
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$100,473	$100,473	$-	$-	$100,473
Loans held for sale	1,260	-	1,260	-	1,260
Net loans	1,090,078	-	-	1,085,490	1,085,490
Bank-owned life insurance	16,740	16,740	-	-	16,740
Federal Home Loan Bank stock	4,896	4,896	-	-	4,896
Accrued interest receivable	4,857	4,857	-	-	4,857

Financial liabilities:
Deposits	$1,225,427	$980,085	$-	$248,293	$1,228,378
Other borrowings	13,095	-	-	13,095	13,095
Accrued interest payable	445	445	-	-	445

	December 31, 2020
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$112,417	$112,417	$-	$-	$112,417
Loans held for sale	878	-	878	-	878
Net loans	1,090,626	-	-	1,089,573	1,089,573
Bank-owned life insurance	16,938	16,938	-	-	16,938
Federal Home Loan Bank stock	5,057	5,057	-	-	5,057
Accrued interest receivable	5,210	5,210	-	-	5,210

Financial liabilities:
Deposits	$1,225,200	$929,450	$-	$299,651	$1,229,101
Other borrowings	17,038	-	-	15,250	15,250
Accrued interest payable	580	580	-	-	580

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (“AOCI”) by component net of tax for the three months ended March 31, 2021 and 2020, respectively:

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of December 31, 2020	$4,284
Other comprehensive loss	(1,367)
Balance at March 31, 2021	$2,917

Balance as of December 31, 2019	$1,842
Other comprehensive loss	(4,079)
Balance at March 31, 2020	$(2,237)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income (loss) for the three months ended March 31, 2021, and 2020.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$26,200	$196	$(110)	$26,286
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	79,515	3,327	(124)	82,718
Mortgage-backed securities in government-sponsored entities	13,310	473	(71)	13,712
Total	$119,525	$3,998	$(305)	$123,218

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$21,050	$254	$(7)	$21,297
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	73,157	4,643	-	77,800
Mortgage-backed securities in government-sponsored entities	14,230	536	(5)	14,761
Total	$108,937	$5,435	$(12)	$114,360

Equity securities totaled $690,000 and $609,000 at March 31, 2021 and December 31, 2020, respectively.

The Company recognized a net gain (loss) on equity investments of $81,000 and ($160,000) for the three months ended March 31, 2021 and 2020, respectively. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,554	$1,565
Due after one year through five years	2,192	2,224
Due after five years through ten years	31,968	32,241
Due after ten years	83,811	87,188
Total	$119,525	$123,218

There were no securities sold during the three months ended March 31, 2021, and 2020, respectively.

Investment securities with an approximate carrying value of $67.8 million and $71.1 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$7,540	$(110)			$7,540	$(110)
Obligations of states and political subdivisions:
Tax-exempt	3,507	(124)	-	-	3,507	(124)
Mortgage-backed securities in government-sponsored entities	2,634	(71)	-	-	2,634	(71)
Total	$13,681	$(305)	$-	$-	$13,681	$(305)

	December 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$4,243	$(7)	$-	$-	$4,243	$(7)
Mortgage-backed securities in government-sponsored entities	2,748	(5)	-	-	2,748	(5)
Total	$6,991	$(12)	$-	$-	$6,991	$(12)

There were 19 securities considered temporarily impaired at March 31, 2021.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 79% of the total available-for-sale portfolio as of March 31, 2021 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three months ended March 31, 2021 and 2020, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2021 or December 31, 2020 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

March 31, 2021
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$1,518	$102,861	$104,379
Non-owner occupied	4,857	299,766	304,623
Multifamily	-	39,015	39,015
Residential real estate	1,237	226,815	228,052
Commercial and industrial	1,005	241,646	242,651
Home equity lines of credit	240	111,234	111,474
Construction and other	-	64,960	64,960
Consumer installment	-	9,046	9,046
Total	$8,857	$1,095,343	$1,104,200

December 31, 2020
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$1,565	$101,556	$103,121
Non-owner occupied	4,123	305,301	309,424
Multifamily	-	39,562	39,562
Residential real estate	1,319	232,676	233,995
Commercial and industrial	834	231,210	232,044
Home equity lines of credit	246	112,297	112,543
Construction and other	-	63,573	63,573
Consumer installment	-	9,823	9,823
Total	$8,087	$1,095,998	$1,104,085

The commercial and industrial loan portfolio as of March 31, 2021 includes $126.9 million in loans issued through the Paycheck Protection Program (“PPP”) (see Note 9). Although the SBA guarantees PPP loans if certain criteria are met, minimal risk still exists in the portfolio. Therefore, a 0.4% qualitative adjustment, equaling $508,000 is reserved for loss.

The amounts above include net deferred loan origination fees of $4.0 million and $4.4 million at March 31, 2021 and December 31, 2020, respectively. The net deferred loan origination fees at March 31, 2021 include $2.3 million of unearned deferred fees from PPP loans.

March 31, 2021
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,417	$1,427
Non-owner occupied	673	6,575	7,248
Multifamily	-	488	488
Residential real estate	18	1,729	1,747
Commercial and industrial	305	1,135	1,440
Home equity lines of credit	20	1,310	1,330
Construction and other	-	424	424
Consumer installment	-	18	18
Total	$1,026	$13,096	$14,122

December 31, 2020
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,332	$1,342
Non-owner occupied	371	6,446	6,817
Multifamily	-	461	461
Residential real estate	20	1,663	1,683
Commercial and industrial	48	1,305	1,353
Home equity lines of credit	41	1,364	1,405
Construction and other	-	378	378
Consumer installment	-	20	20
Total	$490	$12,969	$13,459

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2021
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,080	$1,113	$-
Non-owner occupied	1,383	1,383	-
Residential real estate	861	885	-
Commercial and industrial	44	549	-
Home equity lines of credit	75	89	-
Total	$3,443	$4,019	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$438	$438	$10
Non-owner occupied	3,474	3,748	673
Residential real estate	376	376	18
Commercial and industrial	961	967	305
Home equity lines of credit	165	165	20
Total	$5,414	$5,694	$1,026

Total:
Commercial real estate:
Owner occupied	$1,518	$1,551	$10
Non-owner occupied	4,857	5,131	673
Residential real estate	1,237	1,261	18
Commercial and industrial	1,005	1,516	305
Home equity lines of credit	240	254	20
Total	$8,857	$9,713	$1,026

December 31, 2020
Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,118	$1,142	$-
Non-owner occupied	801	801	-
Residential real estate	941	1,013	-
Commercial and industrial	561	1,056	-
Home equity lines of credit	80	92	-
Total	$3,501	$4,104	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$447	$447	$10
Non-owner occupied	3,322	3,596	371
Residential real estate	378	378	20
Commercial and industrial	273	276	48
Home equity lines of credit	166	166	41
Total	$4,586	$4,863	$490

Total:
Commercial real estate:
Owner occupied	$1,565	$1,589	$10
Non-owner occupied	4,123	4,397	371
Residential real estate	1,319	1,391	20
Commercial and industrial	834	1,332	48
Home equity lines of credit	246	258	41
Total	$8,087	$8,967	$490

The tables above include troubled debt restructuring totaling $2.8 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively. The amounts allocated within the allowance for losses for troubled debt restructurings was $70,000 and $45,000 at March 31, 2021 and December 31, 2020, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$1,542	$16	$3,453	$33
Non-owner occupied	4,490	44	7,064	49
Residential real estate	1,278	11	1,215	11
Commercial and industrial	920	7	897	10
Home equity lines of credit	243	2	349	2
Consumer installment	-	-	1	-
Total	$8,473	$80	$12,979	$105

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
March 31, 2021	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$92,129	$6,548	$5,702	$-	$104,379
Non-owner occupied	254,299	959	49,365	-	304,623
Multifamily	39,015	-	-	-	39,015
Residential real estate	225,004	260	2,788	-	228,052
Commercial and industrial	237,857	1,873	2,921	-	242,651
Home equity lines of credit	110,157	-	1,317	-	111,474
Construction and other	52,968	6,501	5,491	-	64,960
Consumer installment	9,041	-	5	-	9,046
Total	$1,020,470	$16,141	$67,589	$-	$1,104,200

		Special			Total
December 31, 2020	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$93,939	$7,084	$2,098	$-	$103,121
Non-owner occupied	258,974	983	49,467	-	309,424
Multifamily	39,562	-	-	-	39,562
Residential real estate	230,944	265	2,786	-	233,995
Commercial and industrial	227,765	1,800	2,479	-	232,044
Home equity lines of credit	111,208	-	1,335	-	112,543
Construction and other	58,082	-	5,491	-	63,573
Consumer installment	9,816	-	7	-	9,823
Total	$1,030,290	$10,132	$63,663	$-	$1,104,085

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
March 31, 2021	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$104,379	$-	$-	$-	$-	$104,379
Non-owner occupied	302,271	-	798	1,554	2,352	304,623
Multifamily	39,015	-	-	-	-	39,015
Residential real estate	226,110	1,403	89	450	1,942	228,052
Commercial and industrial	242,347	179	27	98	304	242,651
Home equity lines of credit	111,375	49	-	50	99	111,474
Construction and other	64,960	-	-	-	-	64,960
Consumer installment	8,794	26	10	216	252	9,046
Total	$1,099,251	$1,657	$924	$2,368	$4,949	$1,104,200

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2020	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$102,587	$418	$-	$116	$534	$103,121
Non-owner occupied	305,613	1,844	1,373	594	3,811	309,424
Multifamily	39,562	-	-	-	-	39,562
Residential real estate	230,996	2,364	95	540	2,999	233,995
Commercial and industrial	231,534	260	219	31	510	232,044
Home equity lines of credit	112,325	120	-	98	218	112,543
Construction and other	63,529	44	-	-	44	63,573
Consumer installment	9,424	71	108	220	399	9,823
Total	$1,095,570	$5,121	$1,795	$1,599	$8,515	$1,104,085

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

		90+ Days Past Due
March 31, 2021	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$498	$-
Non-owner occupied	4,699	-
Residential real estate	2,494	-
Commercial and industrial	644	-
Home equity lines of credit	404	-
Consumer installment	219	-
Total	$8,958	$-

		90+ Days Past Due
December 31, 2020	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$458	$-
Non-owner occupied	3,758	-
Residential real estate	2,487	-
Commercial and industrial	509	-
Home equity lines of credit	422	-
Consumer installment	224	-
Total	$7,858	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $124,000 for the three months ended March 31, 2021 and $126,000 for the year ended December 31, 2020.

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

The following tables summarize the ALLL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the three months ended March 31, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2020	Charge-offs	Recoveries	Provision	March 31, 2021
Loans:
Commercial real estate:
Owner occupied	$1,342	$-	$1	$84	$1,427
Non-owner occupied	6,817	-	-	431	7,248
Multifamily	461	-	-	27	488
Residential real estate	1,683	(27)	2	89	1,747
Commercial and industrial	1,353	-	19	68	1,440
Home equity lines of credit	1,405	-	8	(83)	1,330
Construction and other	378	-	6	40	424
Consumer installment	20	(74)	28	44	18
Total	$13,459	$(101)	$64	$700	$14,122

	For the three months ended March 31, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2019	Charge-offs	Recoveries	Provision	March 31, 2020
Loans:
Commercial real estate:
Owner occupied	$801	$-	$3	$295	$1,099
Non-owner occupied	3,382	-	74	908	4,364
Multifamily	340	-	-	46	386
Residential real estate	726	(46)	29	455	1,164
Commercial and industrial	456	(61)	109	212	716
Home equity lines of credit	932	(13)	3	318	1,240
Construction and other	103	-	17	134	254
Consumer installment	28	(388)	9	372	21
Total	$6,768	$(508)	$244	$2,740	$9,244

The provision fluctuations during the three-month period ended March 31, 2021 allocated to:

●	commercial real estate portfolios are due to an increase in substandard rate credits related to the hospitality industry.
●	commercial and industrial loans are due to growth in loan volume along with an allocation for the PPP loans in the amount of $126.9 million.
●	home equity lines of credit are due to a decrease in outstanding balances.
●	construction loans are due to increased loan volume.

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

In each case, the concession is made due to deterioration in the borrower’s financial condition, and the new terms are less stringent than those required on a new loan with similar risk. See Note 9 of the financial statements for disclosure of COVID-19 loan forbearance programs.

Additionally, on April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs (see Note 9).

The following tables summarize troubled debt restructurings that did not meet the exemption criteria above (in thousands):

	For the Three Months Ended
	March 31, 2021
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	1	-	1	$20	$20

	For the Three Months Ended
	March 31, 2020
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Residential real estate	2	-	2	$42	$42
Commercial and industrial	1	-	1	95	95

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended March 31, 2021 and March 31, 2020.

NOTE 9 – RISKS AND UNCERTAINTIES

COVID-19 Update

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and as a qualified SBA lender, we were automatically authorized to originate PPP loans. During the 12 months ended March 31, 2021, we originated $205.4 million of loans under the PPP and helped customers receive $78.5 million of forgiveness payments under the terms of the program. The balance of PPP loans outstanding at March 31, 2021 approximates $126.9 million.

On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the PPP. This included an additional allocation of $284 billion for PPP loans. The SBA reactivated the PPP on January 11, 2021. Middlefield Bank is originating additional PPP loans through the PPP, which will currently extend through May 31, 2021. In the three months ended March 31, 2021, Middlefield Bank had generated and received SBA approval on 530 PPP loans totaling $60.5 million and received $1.0 million in related deferred PPP fees under the 2021 PPP authorization.

As of March 31, 2021, 14 loans aggregating $25.3 million were modified for deferral, compared to 11 loans aggregating $24.5 million at December 31, 2020. Modifications consist of the deferral of principal payments and the extension of the maturity date. Of the 14 loans on deferral as of March 31, 2021, 8 loans are interest-only deferrals aggregating $19.4 million.

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

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at March 31, 2021.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Cannabis Industry

We provide deposit services to customers that are licensed by the State of Ohio to do business in (or are related to) the Medical Marijuana Control Program as growers, processors and dispensaries. Medical Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis business. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCen guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the State of Ohio. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

While we believe we are operating in compliance with the FinCen guidelines, there can be no assurance that federal enforcement guidelines will not change. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the Federal government’s enforcement position, could cause us to immediately cease providing banking services to the cannabis industry. We are upfront with our customers regarding the fact that we may have to terminate our relationship if a change occurs with the Federal government’s position and that the termination may come with little or no notice.

March 31, 2021 and December 31, 2020, deposit balances from cannabis customers were approximately $18.3 million and $11.8 million, or 1.5% and 1.0% of total deposits, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained or incorporated by reference in this report on Form 10-Q contains forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19. While it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of March 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

All forward-looking statements included in this report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2021, as compared with December 31, 2020, and operating results for the three month periods ended March 31, 2021 and 2020.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than in accordance with GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible book value per common share, return on average tangible common equity, and pre-tax, pre-provision for loan losses income. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

2021 First Quarter Financial Highlights Include (on a year-over-year basis unless noted):

●	Net income increased to a quarterly record of $4.2 million, or a record $0.65 per diluted share
●	Net interest margin improved by 10 basis points to 3.73%, compared to 3.63%
●	Total noninterest income was up 106.5% to $2.2 million
●	Pre-tax, pre-provision for loan losses income increased 49.5% to $5.8 million
●	Return on average assets increased to 1.22% from 0.35%
●	Return on average equity increased to 11.64% from 3.01%
●	Return on average tangible common equity increased to 13.16% from 3.43%
●	Efficiency ratio improved to 57.91%, compared to 63.47%
●	Net charge-offs declined 86.0% to $37,000
●	First quarter cash dividend increased 6.7% to $0.16 per share

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Per common share data
Net income per common share - basic	$0.65	$0.39	$0.29	$0.47	$0.16
Net income per common share - diluted	$0.65	$0.39	$0.29	$0.46	$0.16
Dividends declared per share	$0.16	$0.15	$0.15	$0.15	$0.15
Book value per share (period end)	$22.80	$22.54	$22.27	$22.09	$20.83
Tangible book value per share (period end) (2) (3)	$20.17	$19.91	$19.63	$19.43	$18.16
Dividends declared	$1,016	$957	$957	$956	$964
Dividend yield	3.10%	2.65%	3.09%	2.91%	3.82%
Dividend payout ratio	24.38%	38.45%	51.65%	32.23%	92.60%
Average shares outstanding - basic	6,364,132	6,378,706	6,376,291	6,369,467	6,417,109
Average shares outstanding - diluted	6,378,493	6,397,681	6,385,765	6,388,118	6,429,443
Period ending shares outstanding	6,344,657	6,379,323	6,378,110	6,369,467	6,369,467

Selected ratios
Return on average assets	1.22%	0.72%	0.54%	0.90%	0.35%
Return on average equity	11.64%	6.76%	5.11%	8.57%	3.01%
Return on average tangible common equity (2) (4)	13.16%	7.64%	5.79%	9.76%	3.43%
Efficiency (1)	57.91%	59.29%	51.96%	61.29%	63.47%
Equity to assets at period end	10.42%	10.33%	10.41%	10.47%	10.93%
Noninterest expense to average assets	0.60%	0.57%	0.52%	0.58%	0.61%

(1)	The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2)	See reconciliation of non-GAAP measures below
(3)	Calculated by dividing tangible common equity by shares outstanding
(4)	Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Yields	2021	2020	2020	2020	2020
Interest-earning assets:
Loans receivable (2)	4.48%	4.28%	4.48%	4.53%	4.95%
Investment securities (2)	3.75%	3.65%	3.66%	3.76%	3.62%
Interest-earning deposits with other banks	0.20%	0.21%	0.27%	0.23%	1.40%
Total interest-earning assets	4.11%	4.00%	4.23%	4.27%	4.69%
Deposits:
Interest-bearing demand deposits	0.16%	0.21%	0.32%	0.35%	0.42%
Money market deposits	0.47%	0.53%	0.70%	0.93%	1.41%
Savings deposits	0.07%	0.11%	0.20%	0.21%	0.50%
Certificates of deposit	1.28%	1.56%	1.77%	2.00%	2.12%
Total interest-bearing deposits	0.53%	0.70%	0.93%	1.11%	1.39%
Non-Deposit Funding:
Borrowings	1.10%	0.95%	0.45%	0.53%	1.62%
Total interest-bearing liabilities	0.54%	0.71%	0.91%	1.07%	1.40%
Cost of deposits	0.40%	0.54%	0.72%	0.85%	1.13%
Cost of funds	0.41%	0.55%	0.71%	0.83%	1.14%
Net interest margin (1)	3.73%	3.49%	3.57%	3.49%	3.63%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended
(Dollar amounts in thousands, unaudited)	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020

Stockholders' Equity (GAAP)	$144,670	$143,810	$142,056	$140,695	$132,687
Less Goodwill and other intangibles	16,715	16,795	16,878	16,961	17,044
Tangible Common Equity (Non-GAAP)	$127,955	$127,015	$125,178	$123,734	$115,643

Shares outstanding	6,344,657	6,379,323	6,378,110	6,369,467	6,369,467
Tangible book value per share (Non-GAAP)	$20.17	$19.91	$19.63	$19.43	$18.16

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020

Average Stockholders' Equity (GAAP)	$145,208	$146,374	$144,167	$139,212	$139,208
Less Average Goodwill and other intangibles	16,754	16,836	16,919	17,002	17,085
Average Tangible Common Equity (Non-GAAP)	$128,454	$129,538	$127,248	$122,210	$122,123

Net income	$4,167	$2,489	$1,853	$2,966	$1,041
Return on average tangible common equity (annualized) (Non-GAAP)	13.16%	7.64%	5.79%	9.76%	3.43%

General. The Company’s total assets ended the March 31, 2021 quarter at $1.39 billion, a decrease of $3.9 million from December 31, 2020. For the same time period, cash and cash equivalents decreased $11.9 million, or 10.6%, while net loans decreased $548,000 million, or 0.1%. Total liabilities decreased $4.7 million or 0.4%, while stockholders’ equity increased $860,000, or 0.6%.

Cash and cash equivalents. Cash and cash equivalents decreased $11.9 million, or 10.6%, to $100.5 million at March 31, 2021 from $112.4 million at December 31, 2020. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. Increases in cash for the year can be traced primarily to pandemic-related government stimulus. This resulted in increased deposits, as both retail and commercial customers kept excess funds in liquid deposit accounts. A further increase to cash was the result of PPP forgiveness of $49.6 million as of March 31, 2021.

The Company will continue to hold elevated levels of cash and cash equivalents to meet the demands of customers during the economic downturn. The Company monitors cash and cash equivalents on a daily basis to ensure adequate liquidity positions are maintained.

Investment securities. Investment securities available for sale on March 31, 2021 totaled $123.2 million, an increase of $8.9 million, or 7.7%, from $114.4 million at December 31, 2020. During this period, the Company recorded repayments, calls, and maturities of $3.6 million and a net unrealized holding loss through AOCI of $1.7 million. Securities purchased were $14.2 million, and there were no sales of securities for the three months ended March 31, 2021. The Company recorded $81,000 in gains on equity securities as of March 31, 2021 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The gain on equity securities is the result of remeasurements of fair value of the equity securities held during this three-month period.

At March 31, 2021, the Company held $26.3 million of subordinated debt in other banks, as compared to $21.3 million at December 31, 2020. The average yield on this portfolio was 5.18% at March 31, 2021 as compared to 5.19% at December 31, 2020. The Company will continue to take advantage of this market if similar quality investments can be found.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidence in the municipal market, such as: sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 68% of the overall portfolio. While these investments have historically proven to have extremely low credit risk, the current economic environment may pose a threat to the cash flows of these governmental entities.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. The central Ohio market comprises 23.4% of the Company’s total loans. Net loans receivable decreased $548,000, or 0.1%, to $1.09 billion as of March 31, 2021. Loans receivable had increases in the commercial and industrial, construction and other, and CRE owner occupied portfolios of $10.6 million, or 4.6%, $1.4 million, or 2.2%, and $1.3 million, or 1.2%, respectively. For the quarter ended March 31, 2021, loans receivable had decreases in the home equity lines of credit, CRE non-owner occupied, and residential real estate portfolios of $1.1 million, or 0.9%, $4.8 million, or 1.6%, and $5.9 million, or 2.5%, respectively. The increase in the commercial and industrial portfolio includes the PPP loans issued as of March 31, 2021 of $126.9 million, $60.5 of which was generated during the three months ended March 31, 2021.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on March 31, 2021 totaled $1.3 million, an increase of $382,000, or 43.5%, from December 31, 2020. This increase is the result of increased activity due to the low rate environment. The Company recorded proceeds from the sale of $12.7 million of these loans for $592,000 in gains on sale of loans as of March 31, 2021 on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At March 31, 2021 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 280.8% of total risk-based capital. Construction, land and land development loans represent 43.0% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. At March 31, 2021, unused line of credit commitments decreased $1.7 million, or 0.7%, from December 31, 2020.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $663,000, or 4.9%, to $14.1 million at March 31, 2021 from $13.5 million at December 31, 2020. For the three months ended March 31, 2021, net loan charge-offs totaled $37,000, or 0.01% of average loans, annualized, compared to net charge-offs of $264,000, or 0.11% of average loans, annualized, for the same period in 2020. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $700,000 in the three-month period ended March 31, 2021. The ratio of the allowance for loan and lease losses to nonperforming loans was 157.7% for the three-month period ended March 31, 2021, compared to 110.0% for the same period in the prior year. This is due to the allowance being adjusted to address the economic slowdown since the beginning of the COVID-19 pandemic as well as an $536,000 increase in impaired loans.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at March 31, 2021. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Goodwill. The carrying value of goodwill was $15.1 million at March 31, 2021 and December 31, 2020. The Company considered the negative economic impact resulting from the COVID-19 shutdowns to be a triggering event necessitating a mid-cycle analysis for impairment. The Company performed a quantitative analysis of goodwill as of March 31, 2020 using multiple approaches. The primary methodology was the discounted cash flow approach, while also considering a market approach of comparing to multiples of similar public companies as well as market price with control premiums. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at March 31, 2020. A weighted average of the methodologies resulted in a fair value approximately 18% higher than its carrying value.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Based on the analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired. The Company also performed a qualitative assessment of goodwill as of September 30, 2020 with no resulting goodwill impairment.

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

	Asset Quality History

(Dollar amounts in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Nonperforming loans	$8,958	$7,858	$6,690	$9,803	$8,405
Other real estate owned	7,372	7,387	7,391	687	456

Nonperforming assets	$16,330	$15,245	$14,081	$10,490	$8,861

Allowance for loan and lease losses	14,122	13,459	11,359	10,210	9,244

Ratios:
Nonperforming loans to total loans	0.81%	0.71%	0.59%	0.88%	0.84%
Nonperforming assets to total assets	1.18%	1.10%	1.03%	0.78%	0.73%
Allowance for loan and lease losses to total loans	1.28%	1.22%	1.01%	0.92%	0.93%
Allowance for loan and lease losses to nonperforming loans	157.65%	171.28%	169.79%	104.15%	109.98%

Total loans	1,104,200	1,104,085	1,124,396	1,110,259	998,000
Total assets	1,388,093	1,391,979	1,364,809	1,343,320	1,213,939

Nonperforming loans exclude TDRs that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 24 TDRs accruing interest with a balance of $2.5 million as of March 31, 2021. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $8.2 million as of March 31, 2021, an increase of $957,000 from $7.2 million at December 31, 2020.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2021, 91.20% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 1.22% as of December 31, 2020 to 1.28% as of March 31, 2021.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.23 billion or 99.3% of the Company’s total average funding sources at March 31, 2021. Total deposits increased $227,000 at March 31, 2021 from $1.23 billion at December 31, 2020. Throughout the COVID-19 pandemic, our deposit customers have held significantly higher balances, which has resulted in a substantial increase in our cash and cash equivalent balances and total assets. The total increase in deposits is the net of increases in noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits of $25.9 million, or 8.9%, $20.0 million, or 10.2%, and $16.1 million, or 6.6%, respectively, and decreases in money market deposits and time deposits of $11.3 million, or 5.7%, and $50.4 million, or 17.0%, respectively, at March 31, 2021, as some maturing certificates are not being renewed in the current low interest rate environment. Included in the net increase are deposits attributable to PPP loans. The Company uses certain non-core funding instruments in order to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $40.8 million at March 31, 2021, as compared to $66.9 million at December 31, 2020.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), subordinated debt, short-term borrowings from other banks, and federal funds purchased. Other borrowings decreased $3.9 million, or 23.1%, to $13.1 million as of March 31, 2021 from $17.0 million as of December 31, 2020.

Stockholders’ equity. Stockholders’ equity increased $860,000, or 0.6%, to $144.7 million at March 31, 2021 from $143.8 million at December 31, 2020. This increase was the result of increases in retained earnings of $3.2 million, and common stock of $187,000. This increase is net of a decrease in AOCI of $1.4 million, and an increase in treasury stock of $1.1 million. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change in AOCI is due to fair value adjustments of available-for-sale securities, and the change in treasury stock is due to the Company repurchasing 49,468 of its outstanding shares during the three months ended March 31, 2021.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2021, was $4.2 million, a $3.1 million, or 300.3%, increase from the amount earned during the same period in 2020. Diluted earnings per share for the quarter increased to $0.65, compared to $0.16 from the same period in 2020.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.22% and 11.64%, respectively, compared with 0.35% and 3.01% for the same period in 2020.

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

Net interest income for the three months ended March 31, 2021 totaled $11.9 million, an increase of 18.6% from that reported in the comparable period of 2020. The net interest margin was 3.73% for the first quarter of 2021, an increase from the 3.63% reported for the same quarter of 2020. The increase in the net interest margin is attributable to a decrease in yield on certificates of deposits and money market deposits of 84 and 94 basis points, respectively, as well as a decrease in the average balance of certificates of deposits of $104.4 million. The Company’s net interest margin may be subject to decline as a result of the reduced interest income on floating-rate commercial loans, and the business disruptions caused by the COVID-19 pandemic. As the Company is in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial loans that have variable interest rates. Both loan types have floor rates. The benefit of these floors will become more evident in future quarters if the Federal Reserve maintains short-term interest rates at the low level established in March 2020.

Interest and dividend income. Interest and dividend income increased $133,000, or 1.0%, for the three months ended March 31, 2021, compared to the same period in the prior year. This is attributable to increases in interest on investment securities and interest and fees on loans of $142,000 and $89,000, respectively, and is partially offset by decreases in interest on federal funds sold and interest-earning deposits in other institutions of $21,000 and $98,000, respectively.

Interest and fees earned on loans receivable increased $89,000, or 0.7%, for the three months ended March 31, 2021, compared to the same period in the prior year. This is attributable to an increase in average loan balances of $119.3 million, partially offset by a 47 basis point decrease in the average yield to 4.48%. The increase in the average loan balance is due in part to the issuance of PPP loans, from which the related gross deferred fee income was $1.4 million for the period ending March 31, 2021.

Net interest earned on securities increased by $142,000 for the three months ended March 31, 2021 when compared to the same period in the prior year. The average balance of investment securities increased $10.6 million, or 10.0%, while the 3.75% yield on the investment portfolio increased by 13 basis points, from 3.62%, for the same period in the prior year.

Interest expense. Interest expense decreased $1.7 million, or 58.2%, for the three months ended March 31, 2021, compared to the same period in the prior year. This decrease is attributable to a decrease in the average balance of certificates of deposits of $104.4 million, or 27.9%, and is further attributable to decreases of 94 and 84 basis points in money market deposits and certificates of deposit, respectively.

The decreases in costs were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds interest rate, as well as other continuing effects of the COVID-19 pandemic.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $700,000 was recorded for the quarter ended March 31, 2021, a decrease of $2.0 million from the quarter ended March 31, 2020. The Company remains confident in its conservative and disciplined approach to credit and risk management. However, the economic challenges caused by the COVID-19 crisis could impact on credit quality.

Nonperforming loans were $9.0 million, or 0.81%, of total loans at March 31, 2021 compared with $8.4 million, or 0.84%, at March 31, 2020. For the three months ended March 31, 2021, net loan charge-offs totaled $37,000, or 0.01% of average loans, compared to net charge-offs of $264,000, or 0.11% of average loans, for the first quarter of 2020.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. At March 31, 2021, the Company carried $126.9 million of PPP loans classified as C&I loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does not provide a provision for loan losses on its PPP loans at March 31, 2021.

Noninterest income. Noninterest income increased $1.1 million, or 106.5%, for the three months ended March 31, 2021 over the comparable 2020 period. This increase was the result of increases in gains on sale of loans, and service charges on deposit accounts of $478,000, or 419.3%, and $234,000, or 42.3%, respectively. There was also an increase in gain on equity securities of $241,000. The increase in gains on sale of loans is due to an increase in refinancing of mortgages due to a decrease in rates. The increase in service charges on deposit accounts is due to increased charges incurred including cash management fees relating to cannabis-related business.

Noninterest expense. Noninterest expense of $8.4 million for the first quarter 2021 was 15.2%, or $1.1 million, higher than the first quarter of 2020. Salaries and employee benefits, data processing costs, and equipment expense increased $670,000, or 18.7%, $120,000, or 18.0%, and $84,000, or 30.8%, respectively. These increases were partially offset by a decrease in software amortization expense of $61,000, or 43.3%. The salary increase is mostly due to annual pay adjustments, an increase in profit sharing expense, and a decrease in restricted stock activity. The increase in data processing costs is due to new and increased costs of processing services, and the increase in equipment expense is due to an increase in depreciation expense on fixed assets. The decrease in software amortization expense is due to extending the life of certain software assets.

Provision for income taxes. The Company recognized $896,000 in income tax expense, which reflected an effective tax rate of 17.7% for the three months ended March 31, 2021, as compared to $74,000 with an effective tax rate of 6.6% for the comparable 2020 period. The increase in the effective tax rate is due to the increase of taxable income.

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

	For the Three Months Ended March 31,
	2021			2020

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,103,373	$12,167	4.48%	$984,034	$12,078	4.95%
Investment securities (3)	116,510	928	3.75%	105,894	786	3.62%
Interest-earning deposits with other banks (4)	93,709	47	0.20%	41,717	145	1.40%
Total interest-earning assets	1,313,592	13,142	4.11%	1,131,645	13,009	4.69%
Noninterest-earning assets	71,007			65,003
Total assets	$1,384,599			$1,196,648
Interest-bearing liabilities:
Interest-bearing demand deposits	$203,047	$8,595	17.17%	$113,691	$119	0.42%
Money market deposits	195,275	(1,273)	-2.64%	158,008	552	1.41%
Savings deposits	256,151	(463)	-0.73%	183,137	226	0.50%
Certificates of deposit	269,493	(5,654)	-8.51%	373,866	1,968	2.12%
Short-term borrowings	111	-	0.00%	14,808	35	0.95%
Other borrowings	14,258	39	1.11%	12,703	76	2.41%
Total interest-bearing liabilities	938,335	1,244	0.54%	856,213	2,976	1.40%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	295,199			195,411
Other liabilities	5,857			5,816
Stockholders' equity	145,208			139,208
Total liabilities and stockholders' equity	$1,384,599			$1,196,648
Net interest income		$11,898			$10,033
Interest rate spread (1)			3.57%			3.29%
Net interest margin (2)			3.73%			3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			139.99%			132.17%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $170 and $189 for the three months ended March 31, 2021 and 2020, respectively.
(4)	Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2021 and 2020, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2020 versus 2019

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,457	$(1,368)	$89
Investment securities	95	47	142
Interest-earning deposits with other banks	179	(277)	(98)
Total interest-earning assets	1,731	(1,598)	133

Interest-bearing liabilities:
Interest-bearing demand deposits	93	8,383	8,476
Money market deposits	130	(1,955)	(1,825)
Savings deposits	90	(779)	(689)
Certificates of deposit	(546)	(7,076)	(7,622)
Short-term borrowings	(34)	(1)	(35)
Other borrowings	9	(46)	(37)
Total interest-bearing liabilities	(258)	(1,474)	(1,732)

Net interest income	$1,989	$(124)	$1,865

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

At March 31, 2021, additional borrowing capacity at the FHLB was $388.2 million, as compared to $401.7 million at December 31, 2020. This decrease was the result of collateralizing fewer assets. For the three months ended March 31, 2021, wholesale funding decreased $25.3 million. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of March 31, 2021. Although the company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the three months ended March 31, 2021, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank and thrift holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. In order to avoid limitations on capital distributions, including dividend payments, Middlefield Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. Within the tabular presentation that follows is the adequately capitalized ratio plus a 2.50% capital conservation buffer.

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at March 31, 2021. The following table indicates the capital ratios for Middlefield Bank and the Company at March 31, 2021 and December 31, 2020.

	As of March 31, 2021
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.56%	11.50%	11.50%	12.74%
Middlefield Banc Corp.	10.06%	11.71%	11.00%	12.95%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2020
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.45%	11.47%	11.47%	12.68%
Middlefield Banc Corp.	10.22%	11.68%	10.96%	12.88%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2021 and December 31, 2020 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2021 and December 31, 2020 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2021 and December 31, 2020 for portfolio equity:

	March 31, 2021		December 31, 2020
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	1.60%	3.60%	1.70%	9.10%
-100bp	(0.80)%	(14.20)%	(0.70)%	(19.90)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2021, have remained unchanged from December 31, 2020.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the first quarter of 2021 are included in the following table:

2021 period			Total shares purchased as	Maximum number of shares
In thousands, except per	Total shares		part of a publicly announced	that may yet be purchased
share data	purchased	Average price paid per share	program (a)	under the program

January 1-31	400	$18.99	400	299,600
February 1-28	31,682	$22.37	32,082	267,918
March 1-31	17,386	$22.56	49,468	250,532
Total	49,468	$22.41

(a)

On November 13, 2020, the Company announced that the Board of Directors approved a resumption and increase of the Company’s stock repurchase program (the “Program”). The Program commenced April 19, 2019 but repurchases under the program were temporarily suspended in March 2020 due to the COVID-19 pandemic. At the time the Program was suspended, the Company had repurchased 157,032 shares from the 300,000-share authorization under the Program. On November 9, 2020, the Board authorized an increase to the Program to 457,032 shares, resulting in 300,000 shares being available for repurchase. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2021

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	2007 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, Appendix A, filed on April 7, 2008

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6*	Change in Control Agreement between Middlefield Banc Corp. and John D. Lane	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Form of conditional stock award under the 2007 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 4, 2016

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: May 5, 2021	By:	/s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: May 5, 2021	By:	/s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer