Form 10-Q
period 2021-06-30
MIDDLEFIELD BANC CORP
filed 2021-08-05
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number  001-36613

Middlefield Banc Corp.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1585111
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

15985 East High Street, Middlefield, Ohio	44062-0035
Address of Principal Executive Offices	Zip Code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 5, 2021:  6,146,389

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Cash and due from banks	$82,435	$92,874
Federal funds sold	10,034	19,543
Cash and cash equivalents	92,469	112,417
Equity securities, at fair value	730	609
Investment securities available for sale, at fair value	150,850	114,360
Loans held for sale	790	878
Loans:
Commercial real estate:
Owner occupied	109,777	103,121
Non-owner occupied	304,324	309,424
Multifamily	34,926	39,562
Residential real estate	228,102	233,995
Commercial and industrial	200,558	232,044
Home equity lines of credit	107,685	112,543
Construction and other	62,229	63,573
Consumer installment	8,694	9,823
Total loans	1,056,295	1,104,085
Less: allowance for loan and lease losses	14,200	13,459
Net loans	1,042,095	1,090,626
Premises and equipment, net	17,680	18,333
Goodwill	15,071	15,071
Core deposit intangibles	1,564	1,724
Bank-owned life insurance	16,846	16,938
Other real estate owned	7,090	7,387
Accrued interest receivable and other assets	15,033	13,636

TOTAL ASSETS	$1,360,218	$1,391,979

LIABILITIES
Deposits:
Noninterest-bearing demand	$326,665	$291,347
Interest-bearing demand	207,725	195,722
Money market	183,453	198,493
Savings	252,171	243,888
Time	225,271	295,750
Total deposits	1,195,285	1,225,200
Other borrowings	13,031	17,038
Accrued interest payable and other liabilities	5,858	5,931
TOTAL LIABILITIES	1,214,174	1,248,169

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,325,918 and 7,308,685 shares issued; 6,215,511 and 6,379,323 shares outstanding	87,131	86,886
Retained earnings	76,150	69,578
Accumulated other comprehensive income	3,893	4,284
Treasury stock, at cost; 1,110,407 and 929,362 shares	(21,130)	(16,938)
TOTAL STOCKHOLDERS' EQUITY	146,044	143,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,360,218	$1,391,979

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,885	$12,281	$24,052	$24,359
Interest-earning deposits in other institutions	12	7	30	101
Federal funds sold	1	-	1	21
Investment securities:
Taxable interest	410	206	780	363
Tax-exempt interest	602	634	1,160	1,263
Dividends on stock	26	27	55	57
Total interest and dividend income	12,936	13,155	26,078	26,164

INTEREST EXPENSE
Deposits	1,010	2,336	2,215	5,201
Short-term borrowings	-	32	-	67
Other borrowings	39	62	78	138
Total interest expense	1,049	2,430	2,293	5,406

NET INTEREST INCOME	11,887	10,725	23,785	20,758

Provision for loan losses	200	1,000	900	3,740

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,687	9,725	22,885	17,018

NONINTEREST INCOME
Service charges on deposit accounts	856	566	1,643	1,119
Gain (loss) on equity securities	40	31	121	(129)
Earnings on bank-owned life insurance	106	105	332	212
Gain on sale of loans	221	381	813	495
Other income	409	412	941	872
Total noninterest income	1,632	1,495	3,850	2,569

NONINTEREST EXPENSE
Salaries and employee benefits	4,321	4,136	8,575	7,720
Occupancy expense	549	483	1,149	1,033
Equipment expense	313	307	670	580
Data processing costs	698	684	1,484	1,350
Ohio state franchise tax	286	281	572	549
Federal deposit insurance expense	150	74	294	197
Professional fees	323	369	742	718
Net loss (gain) on other real estate owned	22	(33)	68	(32)
Advertising expense	221	217	442	426
Software amortization expense	74	74	154	215
Core deposit intangible amortization	80	83	160	166
Other expense	889	1,014	1,969	2,019
Total noninterest expense	7,926	7,689	16,279	14,941

Income before income taxes	5,393	3,531	10,456	4,646
Income taxes	968	565	1,864	639

NET INCOME	$4,425	$2,966	$8,592	$4,007

EARNINGS PER SHARE
Basic	$0.70	$0.47	$1.36	$0.63
Diluted	$0.70	$0.46	$1.35	$0.62

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$4,425	$2,966	$8,592	$4,007

Other comprehensive income (loss):
Net unrealized holding gain (loss) on available-for-sale investment securities	1,235	7,592	(495)	2,429
Tax effect	(259)	(1,594)	104	(510)

Total other comprehensive income (loss)	976	5,998	(391)	1,919

Comprehensive income	$5,401	$8,964	$8,201	$5,926

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, March 31, 2021	7,323,487	$87,073	$72,729	$2,917	$(18,049)	$144,670

Net income			4,425			4,425
Other comprehensive income				976		976
Stock-based compensation, net	2,431	58				58
Treasury shares acquired (131,577)					(3,081)	(3,081)
Cash dividends ($0.16 per share)			(1,004)			(1,004)

Balance, June 30, 2021	7,325,918	$87,131	$76,150	$3,893	$(21,130)	$146,044

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, March 31, 2020	7,298,829	$86,722	$65,140	$(2,237)	$(16,938)	$132,687

Net income			2,966			2,966
Other comprehensive income				5,998		5,998
Cash dividends ($0.15 per share)			(956)			(956)

Balance, June 30, 2020	7,298,829	$86,722	$67,150	$3,761	$(16,938)	$140,695

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2020	7,308,685	$86,886	$69,578	$4,284	$(16,938)	$143,810

Net income			8,592			8,592
Other comprehensive loss				(391)		(391)
Stock options exercised	10,650	94				94
Stock-based compensation, net	6,583	151				151
Treasury shares acquired (181,045)					(4,192)	(4,192)
Cash dividends ($0.32 per share)			(2,020)			(2,020)

Balance, June 30, 2021	7,325,918	$87,131	$76,150	$3,893	$(21,130)	$146,044

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2019	7,294,792	$86,617	$65,063	$1,842	$(15,747)	$137,775

Net income			4,007			4,007
Other comprehensive income				1,919		1,919
Stock-based compensation, net	4,037	105				105
Treasury shares acquired (58,200)					(1,191)	(1,191)
Cash dividends ($0.30 per share)			(1,920)			(1,920)

Balance, June 30, 2020	7,298,829	$86,722	$67,150	$3,761	$(16,938)	$140,695

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$8,592	$4,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	3,740
(Gain) loss on equity securities	(121)	129
Depreciation and amortization of premises and equipment, net	723	437
Software amortization expense	154	215
Financing lease amortization expense	157	131
Gain on sale of premises and equipment	-	(27)
Amortization of premium and discount on investment securities, net	221	190
Accretion of deferred loan fees, net	(2,327)	(1,108)
Amortization of core deposit intangibles	160	166
Stock-based compensation income, net	(21)	(8)
Origination of loans held for sale	(21,476)	(21,051)
Proceeds from sale of loans	22,377	18,615
Gain on sale of loans	(813)	(495)
Earnings on bank-owned life insurance	(332)	(212)
Deferred income tax	162	(534)
Loss (gain) on other real estate owned	28	(62)
Decrease (increase) in accrued interest receivable	844	(2,070)
Decrease in accrued interest payable	(236)	(18)
Other, net	(2,519)	508
Net cash provided by operating activities	6,473	2,553

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	8,436	7,745
Purchases	(45,642)	(12,302)
Decrease (increase) in loans, net	49,895	(125,775)
Proceeds from the sale of other real estate owned	332	114
Proceeds from bank-owned life insurance	424	-
Purchase of premises and equipment	(160)	(646)
Proceeds from the disposal of premises and equipment	-	27
Purchase of restricted stock	-	(1,600)
Redemption of restricted stock	401	-
Net cash provided by (used in) investing activities	13,686	(132,437)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(29,915)	137,424
Increase in short-term borrowings, net	-	18,744
Repayment of other borrowings	(4,074)	-
Stock options exercised	94	-
Repurchase of treasury shares	(4,192)	(1,191)
Cash dividends	(2,020)	(1,920)
Net cash (used in) provided by financing activities	(40,107)	153,057

(Decrease) increase in cash and cash equivalents	(19,948)	23,173

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,417	35,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,469	$58,286

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended
	June 30,
	2021	2020
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,529	$5,424
Income taxes	2,854	-

Noncash operating transactions:
Noncash investing transactions:
Transfers from loans to other real estate owned	$63	$584
Finance lease assets added to premises and equipment	(67)	(1,010)
Noncash financing transactions:
Finance lease liabilities added to other borrowings funds	$67	$1,010

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years. For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842. This Update is not expected to have a significant impact on the Company’s financial statements.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

In accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 91.1% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest Income	2021	2020	2021	2020
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$163	$122	$331	$312
ATM banking fees	360	263	672	473
Service charges and other fees	333	181	640	334
Gain (loss) on equity securities (a)	40	31	121	(129)
Earnings on bank-owned life insurance (a)	106	105	332	212
Gain on sale of loans (a)	221	381	813	495
Revenue from investment services	212	137	339	268
Other income	197	275	602	604
Total noninterest income	$1,632	$1,495	$3,850	$2,569

Net loss (gain) on other real estate owned	$22	$(33)	$68	$(32)

(a)  Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of June 30, 2021 and 2020.

Stock option activity during the six months ended June 30, 2021 is as follows:

		Weighted-
		average
		Exercise Price
	Shares	Per Share

Outstanding, January 1, 2021	12,150	$8.78
Exercised	(12,150)	8.78

Outstanding, June 30, 2021	-	-

Exercisable, June 30, 2021	-	-

The following table presents the activity during the six months ended June 30, 2021 related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2021	66,362	$23.52
Granted	29,193	22.50
Vested	(17,622)	(24.10)
Nonvested at June 30, 2021	77,933	$23.00

Expected to vest as of June 30, 2021	46,376	$22.48

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $97,000 and $294,000 was recognized for the three-month periods ended June 30, 2021 and 2020, respectively. Share-based compensation expense (recovery) of $97,000 and ($113,000) was recognized for the six-month periods ended June 30, 2021 and 2020, respectively. The expense recovery recorded for the six-month period ended June 30, 2020 is the result of the decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a performance condition tied to the total shareholder return on the Company’s stock. Due to the change in market conditions during 2020, there was a decrease in the probability of the achievement of the performance condition which resulted in a decrease in the liability related to the plan and a reversal of compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $594,000 and $581,000 at June 30, 2021 and 2020, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of June 30, 2021 totals $719,000, of which $227,000 is estimated for the rest of 2021, $292,000 for 2022, $176,000 for 2023, and $24,000 for 2024.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted-average common shares issued	7,324,475	7,298,829	7,320,989	7,298,785

Average treasury stock shares	(1,027,404)	(929,362)	(989,633)	(905,497)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	6,297,071	6,369,467	6,331,356	6,393,288

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	15,159	18,651	16,989	19,297

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	6,312,230	6,388,118	6,348,345	6,412,585

Outstanding at June 30, 2021 were 77,933 shares of restricted stock, 62,774 shares of which were anti-dilutive. There were no options to purchase shares of common stock outstanding as of June 30, 2021.

Options to purchase 13,500 shares of common stock at $8.78 per share were outstanding during the three and six months ended June 30, 2020. Also outstanding were 84,688 shares of restricted stock, 73,147 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of June 30, 2021, the Company held 1,110,407 of the Company’s shares, which is an increase of 181,045 from the 929,362 shares held as of December 31, 2020.

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

		June 30, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$23,413	$9,200	$32,613
Obligations of states and political subdivisions	-	106,138	-	106,138
Mortgage-backed securities in government-sponsored entities	-	12,099	-	12,099
Total debt securities	-	141,650	9,200	150,850
Equity securities in financial institutions	730	-	-	730
Total	$730	$141,650	$9,200	$151,580

		December 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$14,047	$7,250	$21,297
Obligations of states and political subdivisions	-	78,302	-	78,302
Mortgage-backed securities in government-sponsored entities	-	14,761	-	14,761
Total debt securities	-	107,110	7,250	114,360
Equity securities in financial institutions	609	-	-	609
Total	$609	$107,110	$7,250	$114,969

The beginning balance of the level III investments was $7.3 million, which increased due to purchases of $1.9 million, and increased by $100,000 due to change in fair value during the period resulting in an ending balance of $9.3 million.

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

The following tables present the assets measured on a non-recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value subsequent to the initial measurement. No such devaluation occurred during the six months ended June 30, 2021.

		June 30, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$5,578	$5,578
Other real estate owned	-	-	6,992	6,992

		December 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,111	$4,111
Other real estate owned	-	-	6,992	6,992

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $1.2 million and $838,000 as of June 30, 2021 and December 31, 2020, respectively.

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

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
June 30, 2021
Impaired loans	$5,578	Appraisal of collateral (1)	Appraisal adjustments (2)	25.0% to 69.9%	(39.7%)

Other real estate owned	$6,992	Appraisal of collateral (1)	Appraisal adjustments (2)	19.9%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
December 31, 2020
Impaired loans	$4,111	Appraisal of collateral (1)	Appraisal adjustments (2)	17.6% to 48.5%	(22.7%)

Other real estate owned	$6,992	Appraisal of collateral (1)	Appraisal adjustments (2)	19.9%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2021
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$92,469	$92,469	$-	$-	$92,469
Loans held for sale	790	-	790	-	790
Net loans	1,042,095	-	-	1,036,654	1,036,654
Bank-owned life insurance	16,846	16,846	-	-	16,846
Federal Home Loan Bank stock	4,656	4,656	-	-	4,656
Accrued interest receivable	4,366	4,366	-	-	4,366

Financial liabilities:
Deposits	$1,195,285	$970,014	$-	$227,622	$1,197,636
Other borrowings	13,031	-	-	13,031	13,031
Accrued interest payable	344	344	-	-	344

	December 31, 2020
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$112,417	$112,417	$-	$-	$112,417
Loans held for sale	878	-	878	-	878
Net loans	1,090,626	-	-	1,089,573	1,089,573
Bank-owned life insurance	16,938	16,938	-	-	16,938
Federal Home Loan Bank stock	5,057	5,057	-	-	5,057
Accrued interest receivable	5,210	5,210	-	-	5,210

Financial liabilities:
Deposits	$1,225,200	$929,450	$-	$299,651	$1,229,101
Other borrowings	17,038	-	-	15,250	15,250
Accrued interest payable	580	580	-	-	580

All financial instruments included in the above tables, with the exception of net loans, deposits, and other borrowings, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (“AOCI”) by component net of tax for the three and six months ended June 30, 2021 and 2020, respectively:

Unrealized gains/(losses) on available-for-sale securities (a)

(Dollars in thousands)
Balance as of March 31, 2021	$2,917
Other comprehensive income	976
Balance at June 30, 2021	$3,893

Balance as of December 31, 2020	$4,284
Other comprehensive loss	(391)
Balance at June 30, 2021	$3,893

Unrealized gains on available-for-sale securities (a)

(Dollars in thousands)
Balance as of March 31, 2020	$(2,237)
Other comprehensive income	5,998
Balance at June 30, 2020	$3,761

Balance as of December 31, 2019	$1,842
Other comprehensive income	1,919
Balance at June 30, 2020	$3,761

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three and six months ended June 30, 2021, and 2020.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$355	$(42)	$32,613
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	101,345	4,369	(78)	105,636
Mortgage-backed securities in government-sponsored entities	11,777	383	(61)	12,099
Total	$145,922	$5,109	$(181)	$150,850

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$21,050	$254	$(7)	$21,297
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	73,157	4,643	-	77,800
Mortgage-backed securities in government-sponsored entities	14,230	536	(5)	14,761
Total	$108,937	$5,435	$(12)	$114,360

Equity securities totaled $730,000 and $609,000 at June 30, 2021 and December 31, 2020, respectively.

The Company recognized a net gain on equity investments of $40,000 and $121,000, respectively, for the three and six months ended June 30, 2021. The Company recognized a net gain (loss) on equity investments of $31,000 and ($129,000), respectively, for the three and six months ended June 30, 2020. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$190	$191
Due after one year through five years	2,079	2,143
Due after five years through ten years	39,416	39,983
Due after ten years	104,237	108,533
Total	$145,922	$150,850

There were no securities sold during the three and six months ended June 30, 2021, and 2020, respectively.

Investment securities with an approximate carrying value of $63.9 million and $71.1 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$5,908	$(42)	$-	$-	$5,908	$(42)
Obligations of states and political subdivisions:
Tax-exempt	9,248	(78)	-	-	9,248	(78)
Mortgage-backed securities in government-sponsored entities	2,055	(61)	-	-	2,055	(61)
Total	$17,211	$(181)	$-	$-	$17,211	$(181)

	December 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$4,243	$(7)	$-	$-	$4,243	$(7)
Mortgage-backed securities in government-sponsored entities	2,748	(5)	-	-	2,748	(5)
Total	$6,991	$(12)	$-	$-	$6,991	$(12)

There were 18 securities considered temporarily impaired at June 30, 2021.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 78% of the total available-for-sale portfolio as of June 30, 2021 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the six months ended June 30, 2021 and 2020, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2021 or December 31, 2020 represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

June 30, 2021
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$1,460	$108,317	$109,777
Non-owner occupied	4,694	299,630	304,324
Multifamily	-	34,926	34,926
Residential real estate	1,216	226,886	228,102
Commercial and industrial	722	199,836	200,558
Home equity lines of credit	238	107,447	107,685
Construction and other	-	62,229	62,229
Consumer installment	-	8,694	8,694
Total	$8,330	$1,047,965	$1,056,295

December 31, 2020
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$1,565	$101,556	$103,121
Non-owner occupied	4,123	305,301	309,424
Multifamily	-	39,562	39,562
Residential real estate	1,319	232,676	233,995
Commercial and industrial	834	231,210	232,044
Home equity lines of credit	246	112,297	112,543
Construction and other	-	63,573	63,573
Consumer installment	-	9,823	9,823
Total	$8,087	$1,095,998	$1,104,085

The commercial and industrial loan portfolio as of June 30, 2021 and December 31, 2020 includes $90.2 million and $116.1 million in loans issued through the Paycheck Protection Program (“PPP”), respectively (see Note 9). Although the SBA guarantees PPP loans if certain criteria are met, minimal risk still exists in the portfolio. Therefore, a 0.4% qualitative adjustment, equaling $361,000 is reserved for loss.

The amounts above include net deferred loan origination fees of $5.2 million and $4.4 million at June 30, 2021 and December 31, 2020, respectively. The net deferred loan origination fees at June 30, 2021 include $3.4 million of unearned deferred fees from PPP loans.

June 30, 2021
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,515	$1,525
Non-owner occupied	856	6,768	7,624
Multifamily	-	449	449
Residential real estate	17	1,775	1,792
Commercial and industrial	169	954	1,123
Home equity lines of credit	22	1,239	1,261
Construction and other	-	408	408
Consumer installment	-	18	18
Total	$1,074	$13,126	$14,200

December 31, 2020
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,332	$1,342
Non-owner occupied	371	6,446	6,817
Multifamily	-	461	461
Residential real estate	20	1,663	1,683
Commercial and industrial	48	1,305	1,353
Home equity lines of credit	41	1,364	1,405
Construction and other	-	378	378
Consumer installment	-	20	20
Total	$490	$12,969	$13,459

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2021
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,031	$1,071	$-
Non-owner occupied	-	-	-
Residential real estate	818	843	-
Commercial and industrial	59	575	-
Home equity lines of credit	74	89	-
Total	$1,982	$2,578	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$429	$429	$10
Non-owner occupied	4,694	5,240	856
Residential real estate	398	398	17
Commercial and industrial	663	671	169
Home equity lines of credit	164	164	22
Total	$6,348	$6,902	$1,074

Total:
Commercial real estate:
Owner occupied	$1,460	$1,500	$10
Non-owner occupied	4,694	5,240	856
Residential real estate	1,216	1,241	17
Commercial and industrial	722	1,246	169
Home equity lines of credit	238	253	22
Total	$8,330	$9,480	$1,074

December 31, 2020
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,118	$1,142	$-
Non-owner occupied	801	801	-
Residential real estate	941	1,013	-
Commercial and industrial	561	1,056	-
Home equity lines of credit	80	92	-
Total	$3,501	$4,104	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$447	$447	$10
Non-owner occupied	3,322	3,596	371
Residential real estate	378	378	20
Commercial and industrial	273	276	48
Home equity lines of credit	166	166	41
Total	$4,586	$4,863	$490

Total:
Commercial real estate:
Owner occupied	$1,565	$1,589	$10
Non-owner occupied	4,123	4,397	371
Residential real estate	1,319	1,391	20
Commercial and industrial	834	1,332	48
Home equity lines of credit	246	258	41
Total	$8,087	$8,967	$490

The tables above include troubled debt restructuring totaling $2.7 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. The amounts allocated within the allowance for losses for troubled debt restructurings was $67,000 and $45,000 at June 30, 2021 and December 31, 2020, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Commercial real estate:
Owner occupied	$1,489	$15	$1,514	$31
Non-owner occupied	4,776	23	4,558	67
Residential real estate	1,227	13	1,257	24
Commercial and industrial	864	6	854	13
Home equity lines of credit	239	1	241	3
Total	$8,595	$58	$8,424	$138

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Commercial real estate:
Owner occupied	$3,459	$32	$3,464	$65
Non-owner occupied	10,864	209	9,604	258
Residential real estate	1,206	14	1,230	25
Commercial and industrial	1,019	11	973	21
Home equity lines of credit	347	2	348	4
Consumer installment	1	-	1	-
Total	$16,896	$268	$15,620	$373

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
June 30, 2021	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$98,287	$5,912	$5,578	$-	$109,777
Non-owner occupied	250,159	326	53,839	-	304,324
Multifamily	34,926	-	-	-	34,926
Residential real estate	224,915	158	3,029	-	228,102
Commercial and industrial	196,629	1,102	2,827	-	200,558
Home equity lines of credit	106,743	-	942	-	107,685
Construction and other	54,644	7,585	-	-	62,229
Consumer installment	8,688	-	6	-	8,694
Total	$974,991	$15,083	$66,221	$-	$1,056,295

		Special			Total
December 31, 2020	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$93,939	$7,084	$2,098	$-	$103,121
Non-owner occupied	258,974	983	49,467	-	309,424
Multifamily	39,562	-	-	-	39,562
Residential real estate	230,944	265	2,786	-	233,995
Commercial and industrial	227,765	1,800	2,479	-	232,044
Home equity lines of credit	111,208	-	1,335	-	112,543
Construction and other	58,082	-	5,491	-	63,573
Consumer installment	9,816	-	7	-	9,823
Total	$1,030,290	$10,132	$63,663	$-	$1,104,085

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
June 30, 2021	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$109,777	$-	$-	$-	$-	$109,777
Non-owner occupied	303,161	-	-	1,163	1,163	304,324
Multifamily	34,926	-	-	-	-	34,926
Residential real estate	226,721	707	172	502	1,381	228,102
Commercial and industrial	200,397	49	52	60	161	200,558
Home equity lines of credit	107,498	63	124	-	187	107,685
Construction and other	62,229	-	-	-	-	62,229
Consumer installment	8,477	-	-	217	217	8,694
Total	$1,053,186	$819	$348	$1,942	$3,109	$1,056,295

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2020	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$102,587	$418	$-	$116	$534	$103,121
Non-owner occupied	305,613	1,844	1,373	594	3,811	309,424
Multifamily	39,562	-	-	-	-	39,562
Residential real estate	230,996	2,364	95	540	2,999	233,995
Commercial and industrial	231,534	260	219	31	510	232,044
Home equity lines of credit	112,325	120	-	98	218	112,543
Construction and other	63,529	44	-	-	44	63,573
Consumer installment	9,424	71	108	220	399	9,823
Total	$1,095,570	$5,121	$1,795	$1,599	$8,515	$1,104,085

The decrease in loans past due 30-89 days is due to loans having become current. The increase in the 90 days or more category is due to one loan for $739,000 moving from the 60-89 days past due category.

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

		90+ Days Past Due
June 30, 2021	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$382	$-
Non-owner occupied	3,439	-
Multifamily	-	-
Residential real estate	2,830	-
Commercial and industrial	543	-
Home equity lines of credit	349	-
Construction and other	-	-
Consumer installment	217	-
Total	$7,760	$-

		90+ Days Past Due
December 31, 2020	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$458	$-
Non-owner occupied	3,758	-
Residential real estate	2,487	-
Commercial and industrial	509	-
Home equity lines of credit	422	-
Consumer installment	224	-
Total	$7,858	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $124,000 for the three months ended June 30, 2021 and $126,000 for the three months ended December 31, 2020. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $183,000 for the six months ended June 30, 2021 and $179,000 for the six months ended December 31, 2020.

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

The following tables summarize the ALLL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the six months ended June 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2020	Charge-offs	Recoveries	Provision	June 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,342	$-	$43	$140	$1,525
Non-owner occupied	6,817	(263)	-	1,070	7,624
Multifamily	461	-	-	(12)	449
Residential real estate	1,683	(27)	3	133	1,792
Commercial and industrial	1,353	-	51	(281)	1,123
Home equity lines of credit	1,405	-	52	(196)	1,261
Construction and other	378	-	28	2	408
Consumer installment	20	(102)	56	44	18
Total	$13,459	$(392)	$233	$900	$14,200

	For the six months ended June 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2019	Charge-offs	Recoveries	Provision	June 30, 2020
Loans:
Commercial real estate:
Owner occupied	$801	$(50)	$14	$273	$1,038
Non-owner occupied	3,382	-	74	1,703	5,159
Multifamily	340	-	-	(49)	291
Residential real estate	726	(51)	30	462	1,167
Commercial and industrial	456	(170)	239	580	1,105
Home equity lines of credit	932	(54)	16	309	1,203
Construction and other	103	-	34	99	236
Consumer installment	28	(391)	11	363	11
Total	$6,768	$(716)	$418	$3,740	$10,210

	For the three months ended June 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	March 31, 2021	Charge-offs	Recoveries	Provision	June 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,427	$-	$41	$57	$1,525
Non-owner occupied	7,248	(263)	-	639	7,624
Multifamily	488	-	-	(39)	449
Residential real estate	1,747	-	1	44	1,792
Commercial and industrial	1,440	-	32	(349)	1,123
Home equity lines of credit	1,330	-	44	(113)	1,261
Construction and other	424	-	23	(39)	408
Consumer installment	18	(28)	28	-	18
Total	$14,122	$(291)	$169	$200	$14,200

	For the three months ended June 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	March 31, 2020	Charge-offs	Recoveries	Provision	June 30, 2020
Loans:
Commercial real estate:
Owner occupied	$1,099	$(50)	$11	$(22)	$1,038
Non-owner occupied	4,364	-	-	795	5,159
Multifamily	386	-	-	(95)	291
Residential real estate	1,164	(5)	-	8	1,167
Commercial and industrial	716	(109)	132	366	1,105
Home equity lines of credit	1,240	(41)	12	(8)	1,203
Construction and other	254	-	17	(35)	236
Consumer installment	21	(3)	2	(9)	11
Total	$9,244	$(208)	$174	$1,000	$10,210

The provision fluctuations during the three-month and six-month periods ended June 30, 2021 allocated to:

●	non-owner occupied commercial real estate loans are due to exposure to the substandard rate credits related to the hospitality industry.
●	commercial and industrial loans are due to a decrease in outstanding balances as PPP loans receive forgiveness.
●	home equity lines of credit are due to a decrease in outstanding balances.

The provision fluctuations during the six-month period ended June 30, 2020 allocated to:

●	a $2.2 million increase in all lending categories’ qualitative factors during the second quarter of 2020 due to the economic uncertainty resulting from the COVID-19 pandemic.
●	non-owner occupied portfolio are due to the increase of specific reserves for two relationships totaling $1.3 million.
●	commercial and industrial loans are due to growth in loan volume along with an allocation for the PPP loans in the amount of $423,000.

The provision fluctuations during the three-month period ended June 30, 2020 allocated to:

●	non-owner occupied loans are due to the increase of specific reserves for two relationships totaling $776,000.
●	commercial and industrial loans are due to growth in loan volume along with an allocation for the PPP loans in the amount of $423,000.

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

The following tables summarize troubled debt restructurings that did not meet the exemption criteria above (in thousands):

For the Six Months Ended
June 30, 2021
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$44	$44

	For the Six Months Ended
	June 30, 2020
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term			Outstanding Recorded	Outstanding Recorded
	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$39	$39
Commercial and industrial	2	-	2	118	117

There were no troubled debt restructurings during the three-month periods ended June 30, 2021 and June 30, 2020.

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended June 30, 2021 and June 30, 2020, or for the six-month periods ended June 30, 2021 and June 30, 2020.

NOTE 9 – RISKS AND UNCERTAINTIES

COVID-19 Update

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and as a qualified SBA lender, we were automatically authorized to originate PPP loans. During the 12 months ended June 30, 2021, we originated $70.1 million of loans under the PPP and helped customers receive $122.4 million of forgiveness payments under the terms of the program. The balance of PPP loans outstanding at June 30, 2021 approximates $90.2 million.

On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the PPP. This included an additional allocation of $284 billion for PPP loans. The SBA reactivated the PPP on January 11, 2021. Middlefield Bank has originated additional PPP loans through the PPP, which was extended through May 31, 2021. In the six months ended June 30, 2021, Middlefield Bank had generated and received SBA approval on 683 PPP loans totaling $67.6 million and received $3.0 million in related deferred PPP fees under the 2021 PPP authorization.

As of June 30, 2021, 8 loans aggregating $17.7 million were modified for deferral, compared to 11 loans aggregating $24.5 million at December 31, 2020. Modifications consist of the deferral of principal payments and the extension of the maturity date. Of the loans on deferral as of June 30, 2021, 5 loans are interest-only deferrals aggregating $11.2 million.

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

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at June 30, 2021.

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

June 30, 2021 and December 31, 2020, deposit balances from cannabis customers were approximately $13.1 million and $11.8 million, or 1.1% and 1.0% of total deposits, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained or incorporated by reference in this report on Form 10-Q contains forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19. While it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

All forward-looking statements included in this report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2021, as compared with December 31, 2020, and operating results for the three and six month periods ended June 30, 2021 and 2020.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than in accordance with GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible book value per common share, return on average tangible common equity, and pre-tax, pre-provision income. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

2021 First Half Financial Highlights Include (on a year-over-year basis unless noted):

●	Net income of $8.6 million, or $1.35 per diluted share driven by record second quarter earnings of $4.4 million, or a record $0.70 per diluted share
●	Net interest margin improved by 16 basis points to 3.72%, compared to 3.56%
●	Total noninterest income was up 49.9% to $3.9 million
●	Pre-tax, pre-provision(1) income increased 35.4% to $11.4 million
●	Return on average assets increased to 1.26% from 0.64%
●	Return on average equity increased to 11.88% from 5.79%
●	Return on average tangible common equity(1) increased to 13.41% from 6.59%
●	Efficiency ratio improved to 57.60%, compared to 62.33%
●	Year-to-date net charge-offs declined 46.6% to $159,000

(1)	See reconciliation of non-GAAP measures in following tables

(Dollar amounts in thousands, except per share and share amounts, unaudited)

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Per common share data
Net income per common share - basic	$0.70	$0.65	$0.39	$0.29	$0.47	$1.36	$0.63
Net income per common share - diluted	$0.70	$0.65	$0.39	$0.29	$0.46	$1.35	$0.62
Dividends declared per share	$0.16	$0.16	$0.15	$0.15	$0.15	$0.32	$0.30
Book value per share (period end)	$23.50	$22.80	$22.54	$22.27	$22.09	$23.50	$22.09
Tangible book value per share (period end) (2) (3)	$20.82	$20.17	$19.91	$19.63	$19.43	$20.82	$19.43
Dividends declared	$1,004	$1,016	$957	$957	$956	$2,020	$1,920
Dividend yield	2.72%	3.10%	2.65%	3.09%	2.91%	2.73%	2.91%
Dividend payout ratio	22.69%	24.38%	38.45%	51.65%	32.23%	23.51%	47.92%
Average shares outstanding - basic	6,297,071	6,364,132	6,378,706	6,376,291	6,369,467	6,331,356	6,393,288
Average shares outstanding - diluted	6,312,230	6,378,493	6,397,681	6,385,765	6,388,118	6,348,345	6,412,585
Period ending shares outstanding	6,215,511	6,344,657	6,379,323	6,378,110	6,369,467	6,215,511	6,369,467

Selected ratios
Return on average assets	1.30%	1.22%	0.72%	0.54%	0.90%	1.26%	0.64%
Return on average equity	12.10%	11.65%	6.76%	5.11%	8.57%	11.88%	5.79%
Return on average tangible common equity (2) (4)	13.65%	13.17%	7.64%	5.79%	9.76%	13.41%	6.59%
Efficiency (1)	57.28%	57.91%	59.29%	51.96%	61.29%	57.60%	62.33%
Equity to assets at period end	10.74%	10.42%	10.33%	10.41%	10.47%	10.74%	10.47%
Noninterest expense to average assets	0.58%	0.60%	0.57%	0.52%	0.58%	1.18%	1.19%

(1)	The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2)	See reconciliation of non-GAAP measures below
(3)	Calculated by dividing tangible common equity by shares outstanding
(4)	Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Yields	2021	2021	2020	2020	2020	2021	2020
Interest-earning assets:
Loans receivable (2)	4.43%	4.48%	4.28%	4.48%	4.53%	4.45%	4.73%
Investment securities (2)	3.47%	3.75%	3.65%	3.66%	3.76%	3.60%	3.69%
Interest-earning deposits with other banks	0.18%	0.20%	0.21%	0.27%	0.23%	0.19%	0.72%
Total interest-earning assets	4.05%	4.11%	4.00%	4.23%	4.27%	4.08%	4.47%
Deposits:
Interest-bearing demand deposits	0.12%	0.16%	0.21%	0.32%	0.35%	0.14%	0.38%
Money market deposits	0.46%	0.47%	0.53%	0.70%	0.93%	0.47%	1.17%
Savings deposits	0.06%	0.07%	0.11%	0.20%	0.21%	0.07%	0.35%
Certificates of deposit	1.19%	1.28%	1.56%	1.77%	2.00%	1.24%	2.06%
Total interest-bearing deposits	0.46%	0.53%	0.70%	0.93%	1.11%	0.50%	1.25%
Non-Deposit Funding:
Borrowings	1.18%	1.10%	0.95%	0.45%	0.53%	1.14%	0.83%
Total interest-bearing liabilities	0.47%	0.54%	0.71%	0.91%	1.07%	0.50%	1.23%
Cost of deposits	0.34%	0.40%	0.54%	0.72%	0.85%	0.37%	0.98%
Cost of funds	0.35%	0.41%	0.55%	0.71%	0.83%	0.38%	0.98%
Net interest margin (1)	3.72%	3.73%	3.49%	3.57%	3.49%	3.72%	3.56%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended					For the Six Months Ended
(Dollar amounts in thousands, unaudited)	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020

Stockholders' Equity (GAAP)	$146,044	$144,670	$143,810	$142,056	$140,695	$146,044	$140,695
Less Goodwill and other intangibles	16,635	16,715	16,795	16,878	16,961	16,635	16,961
Tangible Common Equity (Non-GAAP)	$129,409	$127,955	$127,015	$125,178	$123,734	$129,409	$123,734

Shares outstanding	6,215,511	6,344,657	6,379,323	6,378,110	6,369,467	6,215,511	6,369,467
Tangible book value per share (Non-GAAP)	$20.82	$20.17	$19.91	$19.63	$19.43	$20.82	$19.43

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020

Average Stockholders' Equity (GAAP)	$146,719	$145,065	$146,374	$144,167	$139,212	$145,892	$139,287
Less Average Goodwill and other intangibles	16,674	16,754	16,836	16,919	17,002	16,714	17,043
Average Tangible Common Equity (Non-GAAP)	$130,045	$128,311	$129,538	$127,248	$122,210	$129,178	$122,244

Net income	$4,425	$4,167	$2,489	$1,853	$2,966	$8,592	$4,007
Return on average tangible common equity (annualized) (Non-GAAP)	13.65%	13.17%	7.64%	5.79%	9.76%	13.41%	6.59%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020

Net income	$4,425	$4,167	$2,489	$1,853	$2,966	$8,592	$4,007
Add Income Taxes	968	896	467	295	565	1,864	639
Add Provision for loan losses	200	700	2,100	4,000	1,000	900	3,740
PTPP	$5,593	$5,763	$5,056	$6,148	$4,531	$11,356	$8,386

General. The Company’s total assets ended the June 30, 2021 quarter at $1.36 billion, a decrease of $31.8 million from December 31, 2020. For the same time period, cash and cash equivalents decreased $19.9 million, or 17.7%, while net loans decreased $48.5 million, or 4.4%, offset by an increase of $36.5 million in investments. Total liabilities decreased $34.0 million or 2.7%, while stockholders’ equity increased $2.2 million, or 1.6%.

Cash and cash equivalents. Cash and cash equivalents decreased $19.9 million, or 17.7%, to $92.5 million at June 30, 2021 from $112.4 million at December 31, 2020. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed and brokered funds. Elevated levels of cash can be traced primarily to pandemic-related government stimulus. This resulted in increased deposits, as both retail and commercial customers keep excess funds in liquid deposits accounts. The decrease in cash and cash equivalents from December 31, 2020 is due to an increase in the investment portfolio.

The Company will continue to hold elevated levels of cash and cash equivalents to meet the demands of customers during the economic downturn. The Company monitors cash and cash equivalents on a daily basis to ensure adequate liquidity positions are maintained, while searching for quality earning assets for excess funds.

Investment securities. Investment securities available for sale on June 30, 2021 totaled $150.9 million, an increase of $36.5 million, or 31.9%, from $114.4 million at December 31, 2020. During this period, the Company recorded repayments, calls, and maturities of $8.4 million and a net unrealized holding loss through AOCI of $495,000. Securities purchased were $45.6 million, and there were no sales of securities for the six months ended June 30, 2021. The Company recorded $121,000 in gains on equity securities as of June 30, 2021 on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The gain on equity securities is the result of remeasurements of fair value of the equity securities held during this six-month period.

At June 30, 2021, the Company held $32.6 million of subordinated debt in other banks, as compared to $21.3 million at December 31, 2020. The average yield on this portfolio was 4.98% at June 30, 2021 as compared to 5.19% at December 31, 2020.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidence in the municipal market, such as: sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 70% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. The central Ohio market comprises 23.7% of the Company’s total loans. Net loans receivable decreased $48.5 million, or 4.4%, to $1.04 billion as of June 30, 2021. Loans receivable had an increase in the owner-occupied portfolio of $6.7 million, or 6.5%, and decreases in the consumer installment, construction and other, multifamily, home equity lines of credit, non-owner-occupied, residential real estate, and commercial and industrial portfolios of $1.1 million, or 11.5%, $1.3 million, or 2.1%, $4.6 million, or 11.7%. $4.9 million, or 4.3%, $5.1 million, or 1.6%, $5.9 million, or 2.5%, and $31.5 million, or 13.6%, respectively. The decrease in the commercial and industrial portfolio includes the forgiveness of PPP loans of $93.5 million during the six months ended June 30, 2021. The Company expects muted loan growth through the remainder of the year as a result of excess liquidity throughout the economy.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on June 30, 2021 totaled $790,000, a decrease of $88,000, or 10.0%, from December 31, 2020. This decrease is the result of decreased activity due to fewer refinance opportunities. The Company recorded proceeds from the sale of $22.4 million of these loans for $813,000 in gains on sale of loans as of June 30, 2021 on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. At June 30, 2021 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 279.3% of total risk-based capital. Construction, land and land development loans represent 41.8% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. At June 30, 2021, unused line of credit commitments increased $10.8 million, or 4.2%, from December 31, 2020.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $741,000, or 5.5%, to $14.2 million at June 30, 2021 from $13.5 million at December 31, 2020. For the three months ended June 30, 2021, net loan charge-offs totaled $122,000, or 0.05% of average loans, annualized, compared to net charge-offs of $34,000, or 0.01% of average loans, annualized, for the same period in 2020. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $200,000 in the three-month period ended June 30, 2021. For the six months ended June 30, 2021, net loan charge-offs totaled $159,000, or 0.03% of average loans, annualized, compared to net charge-offs of $298,000, or 0.06% of average loans, annualized, for the same period in 2020. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $900,000 in the six-month period ended June 30, 2021. The ratio of the allowance for loan and lease losses to nonperforming loans was 182.99% for the three-month period ended June 30, 2021, compared to 104.15% for the same period in the prior year. This is due to the allowance being adjusted to address the economic slowdown since the beginning of the COVID-19 pandemic.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated at June 30, 2021. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Goodwill. The carrying value of goodwill was $15.1 million at June 30, 2021 and December 31, 2020. The Company performs a periodic quantitative analysis of goodwill using multiple approaches. The primary methodology is the discounted cash flow approach, while also considering a market approach of comparing to multiples of similar public companies as well as market price with control premiums.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Based on the most recent analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired. The Company also performed a qualitative assessment of goodwill as of September 30, 2020 with no resulting goodwill impairment.

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

	Asset Quality History

(Dollar amounts in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020

Nonperforming loans	$7,760	$8,958	$7,858	$6,690	$9,803
Other real estate owned	7,090	7,372	7,387	7,391	687

Nonperforming assets	$14,850	$16,330	$15,245	$14,081	$10,490

Allowance for loan and lease losses	14,200	14,122	13,459	11,359	10,210

Ratios:
Nonperforming loans to total loans	0.73%	0.81%	0.71%	0.59%	0.88%
Nonperforming assets to total assets	1.09%	1.18%	1.10%	1.03%	0.78%
Allowance for loan and lease losses to total loans	1.34%	1.28%	1.22%	1.01%	0.92%
Allowance for loan and lease losses to nonperforming loans	182.99%	157.65%	171.28%	169.79%	104.15%

Nonperforming loans exclude TDRs that are performing in accordance with their terms over a prescribed period of time. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 24 TDRs accruing interest with a balance of $2.4 million as of June 30, 2021. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $7.1 million as of June 30, 2021, a decrease of $135,000 from $7.2 million at December 31, 2020.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral which secures the loans. Of the total nonperforming loans at June 30, 2021, 91.20% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 1.22% as of December 31, 2020 to 1.34% as of June 30, 2021.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.20 billion or 97.5% of the Company’s total average funding sources at June 30, 2021. Total deposits decreased $29.9 million at June 30, 2021 from $1.23 billion at December 31, 2020. The total decrease in deposits is the net of increases in noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits of $35.3 million, or 12.1%, $12.0 million, or 6.1%, and $8.3 million, or 3.4%, respectively, and decreases in money market deposits and time deposits of $15.0 million, or 7.6%, and $70.5 million, or 23.8%, respectively, at June 30, 2021, as some maturing certificates are not being renewed in the current low interest rate environment. The Company uses certain non-core funding instruments in order to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $15.4 million at June 30, 2021, as compared to $66.9 million at December 31, 2020.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), subordinated debt, short-term borrowings from other banks, and federal funds purchased. Other borrowings decreased $4.0 million, or 23.5%, to $13.0 million as of June 30, 2021 from $17.0 million as of December 31, 2020.

Stockholders’ equity. Stockholders’ equity increased $2.2 million, or 1.6%, to $146.0 million at June 30, 2021 from $143.8 million at December 31, 2020. This increase was the result of increases in retained earnings of $6.6 million, and common stock of $245,000. This increase is net of a decrease in AOCI of $391,000, and an increase in treasury stock of $4.2 million. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change in AOCI is due to fair value adjustments of available-for-sale securities, and the change in treasury stock is due to the Company repurchasing 181,045 of its outstanding shares during the six months ended June 30, 2021.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2021, was $4.4 million, a $1.5 million, or 49.2%, increase from the amount earned during the same period in 2020. Diluted earnings per share for the quarter increased to $0.70, compared to $0.46 from the same period in 2020. Net income for the six months ended June 30, 2021, was $8.6 million, a $4.6 million, or 114.4%, increase from the amount earned during the same period in 2020. Diluted earnings per share for this six-month period increased to $1.35, compared to $0.62 from the same period in 2020.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.30% and 12.10%, respectively, compared with 0.90% and 8.57% for the same period in 2020. The Company’s ROA and ROE for the six-month period were 1.26% and 11.88%, respectively, compared with 0.64% and 5.79% for the same period in 2020.

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

Net interest income for the three months ended June 30, 2021 totaled $11.9 million, an increase of 10.8% from that reported in the comparable period of 2020. The net interest margin was 3.72% for the second quarter of 2021, an increase from the 3.49% reported for the same quarter of 2020. The increase in the net interest margin is attributable to an increase in the average balance of investment securities along with a decrease in yield on certificates of deposits of 81 basis points and the decrease in the average balance of certificates of deposits of $116.4 million. Net interest income for the six months ended June 30, 2021 totaled $23.8 million, an increase of 14.6% from that reported in the comparable period of 2020. The net interest margin was 3.72% for the six-month period ended June 30, 2021, an increase from the 3.56% reported for the same quarter of 2020. The increase in the net interest margin is attributable to a decrease in yield on certificates of deposits and money market deposits of 82 and 70 basis points, respectively, as well as a decrease in the average balance of certificates of deposits of $110.4 million. The Company’s net interest margin may be subject to fluctuation as a result of the rate of PPP loan forgiveness. As the Company is in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial loans that have variable interest rates. Both loan types have floor rates. The benefit of these floors is more evident if the Federal Reserve maintains short-term interest rates at current levels.

Interest and dividend income. Interest and dividend income decreased $219,000, or 1.7%, for the three months ended June 30, 2021, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $396,000, and is partially offset by an increase in taxable interest on investment securities of $204,000. Interest and dividend income decreased $86,000, or 0.3%, for the six months ended June 30, 2021, compared to the same period in the prior year. This is attributable to decreases in interest and fees on loans and tax-exempt interest on investment securities of $307,000 and $103,000, respectively. This decrease is partially offset by an increase in taxable interest on investment securities of $417,000.

Interest and fees earned on loans receivable decreased $396,000, or 3.2%, for the three months ended June 30, 2021, compared to the same period in the prior year. This is attributable to a decrease in average loan balances of $13.2 million, along with a 10 basis point decrease in the average yield to 4.43%. Interest and fees earned on loans receivable decreased $307,000, or 1.3%, for the six months ended June 30, 2021, compared to the same period in the prior year. This is attributable to a 28 basis point decrease in the average yield on loans receivable to 4.45%, partially offset by an increase in average loan balances of $53.1 million. The increase in the average loan balance for the six months ended June 30, 2021 is due in part to the issuance of PPP loans, from which the related gross deferred fee income was $2.3 million.

Net interest earned on securities increased by $172,000 for the three months ended June 30, 2021 when compared to the same period in the prior year. The average balance of investment securities increased $27.6 million, or 25.6%, while the 3.47% yield on the investment portfolio decreased by 29 basis points, from 3.76%, for the same period in the prior year. Net interest earned on securities increased by $314,000 for the six months ended June 30, 2021 when compared to the same period in the prior year. The average balance of investment securities increased $19.1 million, or 17.9%, while the 3.60% yield on the investment portfolio decreased by 9 basis points, from 3.69%, for the same period in the prior year.

Interest expense. Interest expense decreased $1.4 million, or 56.8%, for the three months ended June 30, 2021, compared to the same period in the prior year. This decrease is attributable to a decrease in the average balance of certificates of deposits and short-term borrowings of $116.4 million, or 33.22%, and $55.8 million, or 99.59%, respectively. This decrease is further attributable to decreases of 81 and 47 basis points in certificates of deposit and money market deposits, respectively. Interest expense decreased $3.1 million, or 57.6%, for the six months ended June 30, 2021, compared to the same period in the prior year. This decrease is attributable to decreases in the average balance of certificates of deposits and short-term borrowings of $110.4 million, or 30.48%, and $35.2 million, or 99.52%, respectively. This decrease is further attributable to decreases of 82, 81, and 70 basis points in certificates of deposits, other borrowings, and money market deposits, respectively.

The decreases in costs were primarily due to decreasing interest rates on all deposit products in response to the unprecedented decrease in the targeted federal funds interest rate, as well as other continuing effects of the COVID-19 pandemic.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management performs a review of estimated probable incurred credit losses in the loan portfolio. Based on this review, a provision for loan losses of $200,000 was recorded for the quarter ended June 30, 2021, a decrease of $800,000 from the quarter ended June 30, 2020. A provision for loan losses of $900,000 was recorded for the six-month period ended June 30, 2021, a decrease of $2.8 million from the same period in 2020. The Company remains confident in its conservative and disciplined approach to credit and risk management.

Nonperforming loans were $7.8 million, or 0.73%, of total loans at June 30, 2021 compared with $9.8 million, or 0.88%, at June 30, 2020. For the three months ended June 30, 2021, net loan charge-offs totaled $122,000, or 0.05% of average loans, compared to net charge-offs of $34,000, or 0.01% of average loans, for the second quarter of 2020. For the six months ended June 30, 2021, net loan charge-offs totaled $159,000, or 0.03% of average loans, compared to net charge-offs of $298,000, or 0.06% of average loans, for the second quarter of 2020.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. At June 30, 2021, the Company carried $90.2 million of PPP loans classified as C&I loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Although the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does provide a $361,000 qualitative provision for loan losses on its PPP loans at June 30, 2021.

Noninterest income. Noninterest income increased $137,000, or 9.2%, for the three months ended June 30, 2021 over the comparable 2020 period. This increase was the result of an increase in service charges on deposit accounts of $290,000, or 51.2%, which is due to increased charges incurred including cash management fees relating to cannabis-related business. This increase is net of a decrease in gain on sale of loans of $160,000, or 42.0%, which is due to a decrease in refinancing of mortgages in the second quarter of 2021. Noninterest income increased $1.3 million, or 49.9%, during the six months ended June 30, 2021 over the comparable 2020 period. This increase was the result of increases in service charges on deposit accounts, and gain on sale of loans of $524,000, or 46.8%, and $318,000, or 64.2%, respectively. There was also an increase in gain on equity securities of $250,000. The increase in service charges on deposit accounts is due to increased charges incurred including cash management fees relating to cannabis-related business and the increase in gain on sale of loans is due to an increase in refinancing of mortgages due to a decrease in rates.

Noninterest expense. Noninterest expense of $7.9 million for the second quarter 2021 was 3.1%, or $237,000, higher than the second quarter of 2020. Salaries and employee benefits, federal deposit insurance expense, and occupancy expense increased $185,000, or 4.5%, $76,000, or 102.7%, and $66,000, or 13.7%, respectively. These increases were partially offset by a decrease in other expense of $125,000, or 12.3%. The salary increase is mostly due to annual pay adjustments, an increase in profit sharing expense, and a decrease in restricted stock activity. The increase in federal deposit insurance expense is due to an increase in premiums, and the increase in occupancy expense is due to an increase in building maintenance services. The decrease in other expense is due to decreases in promotional, miscellaneous loan, software, postage, and corporate expenses. Noninterest expense of $16.3 million for the six-month period ended June 30, 2021 was 9.0%, or $1.3 million, higher than the same period in 2020. Salaries and employee benefits, data processing costs, and occupancy expense increased $855,000, or 11.1%, $134,000, or 9.9%, and $116,000, or 11.2%, respectively. These increases were partially offset by a decrease in software amortization expense of $61,000, or 28.4%. The salary increase is mostly due to annual pay adjustments, an increase in profit sharing expense, and restricted stock activity. The increase in data processing costs is due to new and increased costs of processing services, and the increase in occupancy expense is due to an increase in building maintenance services. The decrease in software amortization expense is due to extending the life of certain software assets.

Provision for income taxes. The Company recognized $968,000 in income tax expense, which reflected an effective tax rate of 17.9% for the three months ended June 30, 2021, as compared to $565,000 with an effective tax rate of 16.0% for the comparable 2020 period. The Company recognized $1.9 million in income tax expense, which reflected an effective tax rate of 17.8% for the six months ended June 30, 2021, as compared to $639,000 with an effective tax rate of 13.8% for the comparable 2020 period. The increase in the effective tax rate is due to the increase of taxable income.

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

	For the Three Months Ended June 30,
	2021			2020

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,078,866	$11,885	4.43%	$1,092,095	$12,281	4.53%
Investment securities (3)	135,338	1,012	3.47%	107,765	840	3.76%
Interest-earning deposits with other banks (4)	85,245	39	0.18%	58,541	34	0.23%
Total interest-earning assets	1,299,449	12,936	4.05%	1,258,401	13,155	4.27%
Noninterest-earning assets	70,692			62,976
Total assets	$1,370,141			$1,321,377
Interest-bearing liabilities:
Interest-bearing demand deposits	$207,080	$64	0.12%	$129,917	$112	0.35%
Money market deposits	185,728	212	0.46%	164,434	381	0.93%
Savings deposits	253,612	38	0.06%	198,967	104	0.21%
Certificates of deposit	233,930	696	1.19%	350,298	1,739	2.00%
Short-term borrowings	227	-	0.00%	55,973	32	0.23%
Other borrowings	13,062	39	1.20%	15,615	62	1.60%
Total interest-bearing liabilities	893,639	1,049	0.47%	915,204	2,430	1.07%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	323,590			262,575
Other liabilities	6,193			4,311
Stockholders' equity	146,719			139,287
Total liabilities and stockholders' equity	$1,370,141			$1,321,377
Net interest income		$11,887			$10,725
Interest rate spread (1)			3.58%			3.20%
Net interest margin (2)			3.72%			3.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			145.41%			137.50%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $179 and $190 for the three months ended June 30, 2021 and 2020, respectively.

(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2021 and 2020, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2021 versus 2020

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(149)	$(247)	$(396)
Investment securities	258	(86)	172
Interest-earning deposits with other banks	15	(10)	5
Total interest-earning assets	124	(343)	(219)

Interest-bearing liabilities:
Interest-bearing demand deposits	67	(115)	(48)
Money market deposits	49	(218)	(169)
Savings deposits	29	(95)	(66)
Certificates of deposit	(580)	(463)	(1,043)
Short-term borrowings	(32)	-	(32)
Other borrowings	(10)	(13)	(23)
Total interest-bearing liabilities	(477)	(904)	(1,381)

Net interest income	$601	$561	$1,162

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

	For the Six Months Ended June 30,
	2021			2020

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,091,119	$24,052	4.45%	$1,038,064	$24,359	4.73%
Investment securities (3)	125,924	1,940	3.60%	106,829	1,626	3.69%
Interest-earning deposits with other banks (4)	89,477	86	0.19%	50,129	179	0.72%
Total interest-earning assets	1,306,520	26,078	4.08%	1,195,022	26,164	4.47%
Noninterest-earning assets	70,850			63,990
Total assets	$1,377,370			$1,259,012
Interest-bearing liabilities:
Interest-bearing demand deposits	$205,063	141	0.14%	$121,804	$229	0.38%
Money market deposits	190,502	441	0.47%	161,221	934	1.17%
Savings deposits	254,882	85	0.07%	191,052	331	0.35%
Certificates of deposit	251,711	1,548	1.24%	362,082	3,707	2.06%
Short-term borrowings	169	-	-	35,390	67	0.38%
Other borrowings	13,660	78	1.15%	14,159	138	1.96%
Total interest-bearing liabilities	915,987	2,293	0.50%	885,708	5,406	1.23%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	309,395			228,993
Other liabilities	6,096			5,024
Stockholders' equity	145,892			139,287
Total liabilities and stockholders' equity	$1,377,370			$1,259,012
Net interest income		$23,785			$20,758
Interest rate spread (1)			3.58%			3.24%
Net interest margin (2)			3.72%			3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities			142.64%			134.92%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $347 and $379 for the six months ended June 30, 2021 and 2020, respectively.

(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2021 and 2020, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.

	2021 versus 2020

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,244	$(1,551)	$(307)
Investment securities	349	(35)	314
Interest-earning deposits with other banks	140	(233)	(93)
Total interest-earning assets	1,733	(1,819)	(86)

Interest-bearing liabilities:
Interest-bearing demand deposits	157	(245)	(88)
Money market deposits	170	(663)	(493)
Savings deposits	111	(357)	(246)
Certificates of deposit	(1,127)	(1,032)	(2,159)
Short-term borrowings	(66)	(1)	(67)
Other borrowings	(5)	(55)	(60)
Total interest-bearing liabilities	(760)	(2,353)	(3,113)

Net interest income	$2,493	$534	$3,027

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s own financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold and cash and deposits with banks. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability and reputation to meet the current and projected needs of its customers.

At June 30, 2021, additional borrowing capacity at the FHLB was $416.4 million, as compared to $401.7 million at December 31, 2020. This increase was the result of collateralizing more assets. For the six months ended June 30, 2021, wholesale funding decreased $51.6 million. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of June 30, 2021. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the three months ended June 30, 2021, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines at June 30, 2021. The following table indicates the capital ratios for Middlefield Bank and the Company at June 30, 2021 and December 31, 2020.

	As of June 30, 2021
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.56%	11.65%	11.65%	12.90%
Middlefield Banc Corp.	9.84%	12.03%	11.31%	13.28%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2020
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.45%	11.47%	11.47%	12.68%
Middlefield Banc Corp.	9.63%	11.68%	10.96%	12.88%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income, and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2021 and December 31, 2020 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2021 and December 31, 2020 levels for net interest income and portfolio equity. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2021 and December 31, 2020 for portfolio equity:

	June 30, 2021		December 31, 2020
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	1.60%	3.00%	1.70%	9.10%
-100bp	(0.90)%	(14.50)%	(0.70)%	(19.90)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2021, have remained unchanged from December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the second quarter of 2021 are included in the following table:

			Total shares purchased as	Maximum number of shares
2021 period	Total shares		part of a publicly announced	that may yet be purchased
In thousands, except per share data	purchased	Average price paid per share	program (a)	under the program

April 1-30	11,176	$22.59	60,644	239,356
May 1-31	59,027	$23.26	119,671	180,329
June 1-30	61,374	$23.73	181,045	118,955
Total	131,577	$23.42

(a)

On November 13, 2020, the Company announced that the Board of Directors approved a resumption and increase of the Company’s stock repurchase program (the “Program”). The Program commenced April 19, 2019 but repurchases under the program were temporarily suspended in March 2020 due to the COVID-19 pandemic. At the time the Program was suspended, the Company had repurchased 157,032 shares from the 300,000 share authorization under the Program. On November 9, 2020, the Board authorized an increase to the Program to 457,032 shares, resulting in 300,000 shares being available for repurchase. The Program may be modified, suspended or terminated by the Company at any time.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other information

None

Item 6. Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2021

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

MIDDLEFIELD BANC CORP.

Date: August 5, 2021	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: August 5, 2021	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer