Form 10-Q
period 2021-09-30
MIDDLEFIELD BANC CORP
filed 2021-11-10
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

 or

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
Outstanding at November 10, 2021: 5,968,096

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Cash and due from banks	$113,177	$92,874
Federal funds sold	19,174	19,543
Cash and cash equivalents	132,351	112,417
Equity securities, at fair value	833	609
Investment securities available for sale, at fair value	163,057	114,360
Loans held for sale	676	878
Loans:
Commercial real estate:
Owner occupied	110,883	103,121
Non-owner occupied	310,222	309,424
Multifamily	30,762	39,562
Residential real estate	232,020	233,995
Commercial and industrial	163,052	232,044
Home equity lines of credit	105,450	112,543
Construction and other	49,378	63,573
Consumer installment	8,515	9,823
Total loans	1,010,282	1,104,085
Less: allowance for loan and lease losses	14,234	13,459
Net loans	996,048	1,090,626
Premises and equipment, net	17,507	18,333
Goodwill	15,071	15,071
Core deposit intangibles	1,484	1,724
Bank-owned life insurance	16,954	16,938
Other real estate owned	7,090	7,387
Accrued interest receivable and other assets	14,794	13,636

TOTAL ASSETS	$1,365,865	$1,391,979

LIABILITIES
Deposits:
Noninterest-bearing demand	$316,770	$291,347
Interest-bearing demand	237,576	195,722
Money market	178,423	198,493
Savings	256,114	243,888
Time	211,674	295,750
Total deposits	1,200,557	1,225,200
Other borrowings	12,966	17,038
Accrued interest payable and other liabilities	6,287	5,931
TOTAL LIABILITIES	1,219,810	1,248,169

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,329,548 and 7,308,685 shares issued; 6,054,083 and 6,379,323 shares outstanding	87,131	86,886
Retained earnings	80,376	69,578
Accumulated other comprehensive income	3,610	4,284
Treasury stock, at cost; 1,275,465 and 929,362 shares	(25,062)	(16,938)
TOTAL STOCKHOLDERS' EQUITY	146,055	143,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,365,865	$1,391,979

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,258	$12,603	$36,310	$36,962
Interest-earning deposits in other institutions	30	8	60	109
Federal funds sold	1	-	2	21
Investment securities:
Taxable interest	461	249	1,241	612
Tax-exempt interest	673	618	1,833	1,881
Dividends on stock	24	29	79	86
Total interest and dividend income	13,447	13,507	39,525	39,671

INTEREST EXPENSE
Deposits	915	2,106	3,130	7,307
Short-term borrowings	-	14	-	81
Other borrowings	37	28	115	166
Total interest expense	952	2,148	3,245	7,554

NET INTEREST INCOME	12,495	11,359	36,280	32,117

Provision for loan losses	-	4,000	900	7,740

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,495	7,359	35,380	24,377

NONINTEREST INCOME
Service charges on deposit accounts	876	691	2,519	1,810
Gain (loss) on equity securities	102	(28)	223	(157)
Earnings on bank-owned life insurance	108	109	440	321
Gain on sale of loans	309	660	1,122	1,155
Other income	426	379	1,367	1,251
Total noninterest income	1,821	1,811	5,671	4,380

NONINTEREST EXPENSE
Salaries and employee benefits	4,488	3,477	13,063	11,197
Occupancy expense	457	497	1,606	1,530
Equipment expense	333	363	1,003	943
Data processing costs	736	683	2,220	2,033
Ohio state franchise tax	287	282	859	831
Federal deposit insurance expense	150	123	444	320
Professional fees	136	289	878	1,007
Net loss (gain) on other real estate owned	9	(225)	77	(257)
Advertising expense	222	217	664	643
Software amortization expense	88	70	242	285
Core deposit intangible amortization	81	83	241	249
Other expense	951	1,163	2,920	3,182
Total noninterest expense	7,938	7,022	24,217	21,963

Income before income taxes	6,378	2,148	16,834	6,794
Income taxes	1,174	295	3,038	934

NET INCOME	$5,204	$1,853	$13,796	$5,860

EARNINGS PER SHARE
Basic	$0.85	$0.29	$2.20	$0.92
Diluted	$0.85	$0.29	$2.19	$0.92

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$5,204	$1,853	$13,796	$5,860

Other comprehensive (loss) income:
Net unrealized holding (loss) gain on available-for-sale investment securities	(358)	400	(853)	2,829
Tax effect	75	(84)	179	(594)

Total other comprehensive (loss) income	(283)	316	(674)	2,235

Comprehensive income	$4,921	$2,169	$13,122	$8,095

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, June 30, 2021	7,325,918	$87,131	$76,150	$3,893	$(21,130)	$146,044

Net income			5,204			5,204
Other comprehensive loss				(283)		(283)
Stock-based compensation, net	3,630	-				-
Treasury shares acquired (165,058)					(3,932)	(3,932)
Cash dividends ($0.16 per share)			(978)			(978)

Balance, September 30, 2021	7,329,548	$87,131	$80,376	$3,610	$(25,062)	$146,055

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, June 30, 2020	7,298,829	$86,722	$67,150	$3,761	$(16,938)	$140,695

Net income			1,853			1,853
Other comprehensive income				316		316
Stock options exercised	500	4				4
Stock-based compensation, net	8,143	145				145
Cash dividends ($0.15 per share)			(957)			(957)

Balance, September 30, 2020	7,307,472	$86,871	$68,046	$4,077	$(16,938)	$142,056

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2020	7,308,685	$86,886	$69,578	$4,284	$(16,938)	$143,810

Net income			13,796			13,796
Other comprehensive loss				(674)		(674)
Stock options exercised	10,650	94				94
Stock-based compensation, net	10,213	151				151
Treasury shares acquired (346,103)					(8,124)	(8,124)
Cash dividends ($0.48 per share)			(2,998)			(2,998)

Balance, September 30, 2021	7,329,548	$87,131	$80,376	$3,610	$(25,062)	$146,055

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2019	7,294,792	$86,617	$65,063	$1,842	$(15,747)	$137,775

Net income			5,860			5,860
Other comprehensive income				2,235		2,235
Stock options exercised	500	4				4
Stock-based compensation, net	12,180	250				250
Treasury shares acquired (58,200)					(1,191)	(1,191)
Cash dividends ($0.45 per share)			(2,877)			(2,877)

Balance, September 30, 2020	7,307,472	$86,871	$68,046	$4,077	$(16,938)	$142,056

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$13,796	$5,860
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	7,740
(Gain) loss on equity securities	(223)	157
Depreciation and amortization of premises and equipment, net	1,075	990
Software amortization expense	242	285
Financing lease amortization expense	235	209
Gain on sale of premises and equipment	-	(27)
Amortization of premium and discount on investment securities, net	351	270
Accretion of deferred loan fees, net	(3,750)	(2,134)
Amortization of core deposit intangibles	240	249
Stock-based compensation income, net	(21)	(156)
Origination of loans held for sale	(30,309)	(44,080)
Proceeds from sale of loans	31,633	35,998
Gain on sale of loans	(1,122)	(1,155)
Earnings on bank-owned life insurance	(440)	(321)
Deferred income tax	281	615
Loss (gain) on other real estate owned	28	(257)
Decrease (increase) in accrued interest receivable	818	(2,527)
Decrease in accrued interest payable	(275)	(129)
Other, net	(2,176)	4,048
Net cash provided by operating activities	11,283	5,635

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	9,528	12,676
Purchases	(59,429)	(17,352)
Decrease (increase) in loans, net	97,365	(148,807)
Proceeds from the sale of other real estate owned	332	675
Proceeds from bank-owned life insurance	424	-
Purchase of premises and equipment	(417)	(948)
Proceeds from the disposal of premises and equipment	-	27
Purchase of restricted stock	-	(1,600)
Redemption of restricted stock	658	241
Net cash provided by (used in) investing activities	48,461	(155,088)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(24,643)	173,120
Increase in short-term borrowings, net	-	(5,075)
Proceeds from other borrowings	-	3,340
Repayment of other borrowings	(4,139)	-
Stock options exercised	94	4
Repurchase of treasury shares	(8,124)	(1,191)
Cash dividends	(2,998)	(2,877)
Net cash (used in) provided by financing activities	(39,810)	167,321

Increase in cash and cash equivalents	19,934	17,868

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,417	35,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,351	$52,981

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended
	September 30,
	2021	2020
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,520	$7,683
Income taxes	4,328	2,002

Noncash investing transactions:
Transfers from loans to other real estate owned	$63	$7,654
Finance lease assets added to premises and equipment	(67)	(1,010)
Noncash financing transactions:
Finance lease liabilities added to other borrowings funds	$67	$1,010

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

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. Management will continue to monitor model output throughout the deferral period.

CECL Adoption. The Company continues to monitor the opportunity to early adopt ASC Topic 326, which replaces the current incurred loss approach for measuring credit losses with an expected loss model ("CECL"). CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. Expected results of adoption are challenging to foreshadow due to the evolving macroeconomic landscape. Early adoption of CECL is unlikely.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before the modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, before the amendments, would have been classified as a sales-type or direct financing lease. Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years. For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842. This Update is not expected to have a significant impact on the Company’s financial statements.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 91.1% of the total revenue of the Company.

The main types of noninterest income within the scope of the standard are as follows:

Service charges on deposit accounts – The Company has contracts with its deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be canceled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized monthly as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific customer requests or activities that include overdraft fees, online banking fees, and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, which is the completion of the requested service/transaction.

Net gains (losses) on sale of other real estate owned (“OREO”) – Gains and losses are recognized after the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset includes the transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, and the payment terms, that the contract has a true commercial substance and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest Income	2021	2020	2021	2020
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$192	$163	$523	$475
ATM banking fees	354	298	1,026	771
Service charges and other fees	330	230	970	564
Gain (loss) on equity securities (a)	102	(28)	223	(157)
Earnings on bank-owned life insurance (a)	108	109	440	321
Gain on sale of loans (a)	309	660	1,122	1,155
Revenue from investment services	190	132	529	400
Other income	236	247	838	851
Total noninterest income	$1,821	$1,811	$5,671	$4,380

Net loss (gain) on other real estate owned	$9	$(225)	$77	$(257)

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of September 30, 2021, and 2020.

Stock option activity during the nine months ended September 30, 2021, is as follows:

		Weighted- average Exercise
	Shares	Price Per Share

Outstanding, January 1, 2021	12,150	$8.78
Exercised	(12,150)	8.78

Outstanding, September 30, 2021	-	-

Exercisable, September 30, 2021	-	-

The following table presents the activity during the nine months ended September 30, 2021, related to awards of restricted stock:

		Weighted-average Grant Date
	Units	Fair Value Per Unit

Nonvested at January 1, 2021	66,362	$23.52
Granted	29,193	22.50
Vested	(17,622)	(24.10)
Nonvested at September 30, 2021	77,933	$23.00

Expected to vest as of September 30, 2021	53,915	$22.42

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense (recovery) of $292,000 and ($75,000) was recognized for the three-month periods ended September 30, 2021, and 2020, respectively. Share-based compensation expense (recovery) of $389,000 and ($188,000) was recognized for the nine-month periods ended September 30, 2021, and 2020, respectively. Expense recovery is the result of a decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a market condition tied to the total shareholder return on the Company’s stock. A change in market conditions leads to adjustments to the probability of the market condition achievement which results in changes in the liability and the compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $887,000 and $289,000 on September 30, 2021, and 2020, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of September 30, 2021 totals $657,000, of which $127,000 is estimated for the rest of 2021, $317,000 for 2022, $188,000 for 2023, and $25,000 for 2024.

NOTE 4 - EARNINGS PER SHARE

The Company provides a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the average shares outstanding. Diluted earnings per share adds the dilutive effects of stock options and restricted stock to average shares outstanding.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings-per-share computation.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Weighted-average common shares issued	7,329,548	7,305,653	7,323,936	7,301,091

Average treasury stock shares	(1,192,900)	(929,362)	(1,058,133)	(913,510)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	6,136,648	6,376,291	6,265,803	6,387,581

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	20,533	9,474	21,753	10,093

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	6,157,181	6,385,765	6,287,556	6,397,674

Outstanding on September 30, 2021, were 77,933 shares of restricted stock, 57,400 shares of which were anti-dilutive. There were no options to purchase shares of common stock outstanding as of September 30, 2021.

Options to purchase 13,000 shares of common stock at $8.78 per share were outstanding during the three and nine months ended September 30, 2020. Also outstanding were 67,760 shares of restricted stock, 67,405 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of September 30, 2021, the Company held 1,275,465 of the Company’s shares, which is an increase of 346,103 from the 929,362 shares held as of December 31, 2020.

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

		September 30, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$20,933	$11,687	$32,620
Obligations of states and political subdivisions	-	119,048	-	119,048
Mortgage-backed securities in government-sponsored entities	-	11,389	-	11,389
Total debt securities	-	151,370	11,687	163,057
Equity securities in financial institutions	833	-	-	833
Total	$833	$151,370	$11,687	$163,890

		December 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$14,047	$7,250	$21,297
Obligations of states and political subdivisions	-	78,302	-	78,302
Mortgage-backed securities in government-sponsored entities	-	14,761	-	14,761
Total debt securities	-	107,110	7,250	114,360
Equity securities in financial institutions	609	-	-	609
Total	$609	$107,110	$7,250	$114,969

The beginning balance of the Level III investments was $7.3 million, which increased due to purchases of $4.2 million, and increased by $237,000 due to a change in fair value during the period resulting in an ending balance of $11.7 million.

Investment Securities Available for Sale - The Company obtains fair values from an independent pricing service which represent quoted prices for similar assets, fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level II). Securities for which the pricing service is unable to calculate a market price are reported at fair value and are classified under the Level III measurement.

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

The following tables present the assets measured on a non-recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value after the initial measurement. No such devaluation occurred during the nine months ended September 30, 2021.

		September 30, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$5,390	$5,390
Other real estate owned	-	-	6,992	6,992

		December 31, 2020
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,111	$4,111
Other real estate owned	-	-	6,992	6,992

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $1.2 million and $838,000 as of September 30, 2021, and December 31, 2020, respectively.

Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the above table. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property and is included in the above table as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral after foreclosure are included in net expenses from OREO.

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2021
Impaired loans	$5,390	Appraisal of collateral (1)	Appraisal adjustments (2)	25.0%	to	72.2%	(38.7%)
Other real estate owned	$6,992	Appraisal of collateral (1)	Appraisal adjustments (2)		19.9%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans	$4,111	Appraisal of collateral (1)	Appraisal adjustments (2)	17.6%	to	48.5%	(22.7%)
Other real estate owned	$6,992	Appraisal of collateral (1)	Appraisal adjustments (2)		19.9%

(1)

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs that are not identifiable, less any associated allowance.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2021
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$132,351	$132,351	$-	$-	$132,351
Loans held for sale	676	-	1,105	-	1,105
Net loans	996,048	-	-	986,527	986,527
Bank-owned life insurance	16,954	16,954	-	-	16,954
Federal Home Loan Bank stock	4,399	4,399	-	-	4,399
Accrued interest receivable	4,392	4,392	-	-	4,392

Financial liabilities:
Deposits	$1,200,557	$988,883	$-	$213,479	$1,202,362
Other borrowings	12,966	-	-	12,966	12,966
Accrued interest payable	305	305	-	-	305

	December 31, 2020
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$112,417	$112,417	$-	$-	$112,417
Loans held for sale	878	-	878	-	878
Net loans	1,090,626	-	-	1,089,573	1,089,573
Bank-owned life insurance	16,938	16,938	-	-	16,938
Federal Home Loan Bank stock	5,057	5,057	-	-	5,057
Accrued interest receivable	5,210	5,210	-	-	5,210

Financial liabilities:
Deposits	$1,225,200	$929,450	$-	$299,651	$1,229,101
Other borrowings	17,038	-	-	15,250	15,250
Accrued interest payable	580	580	-	-	580

All financial instruments included in the above tables, except for net loans, deposits, and loans held for sale are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (“AOCI”) by component net of tax for the three and nine months ended September 30, 2021, and 2020, respectively:

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of June 30, 2021	$3,893
Other comprehensive loss	(283)
Balance at September 30, 2021	$3,610

Balance as of December 31, 2020	$4,284
Other comprehensive loss	(674)
Balance at September 30, 2021	$3,610

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of June 30, 2020	$3,761
Other comprehensive income	316
Balance at September 30, 2020	$4,077

Balance as of December 31, 2019	$1,842
Other comprehensive income	2,235
Balance at September 30, 2020	$4,077

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three and nine months ended September 30, 2021, and 2020.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$378	$(58)	$32,620
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	114,603	4,194	(251)	118,546
Mortgage-backed securities in government-sponsored entities	11,084	365	(60)	11,389
Total	$158,487	$4,939	$(369)	$163,057

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$21,050	$254	$(7)	$21,297
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	73,157	4,643	-	77,800
Mortgage-backed securities in government-sponsored entities	14,230	536	(5)	14,761
Total	$108,937	$5,435	$(12)	$114,360

Equity securities totaled $833,000 and $609,000 at September 30, 2021 and December 31, 2020, respectively.

The Company recognized a net gain on equity investments of $102,000 and $223,000, respectively, for the three and nine months ended September 30, 2021. The Company recognized a net loss on equity investments of $28,000 and $157,000, respectively, for the three and nine months ended September 30, 2020. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$203	$203
Due after one year through five years	2,072	2,130
Due after five years through ten years	40,597	41,179
Due after ten years	115,615	119,545
Total	$158,487	$163,057

There were no securities sold during the three and nine months ended September 30, 2021, and 2020, respectively.

Investment securities with an approximate carrying value of $72.7 million and $71.1 million on September 30, 2021, and December 31, 2020, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$6,149	$(51)	$493	$(7)	$6,642	$(58)
Obligations of states and political subdivisions:
Tax-exempt	22,463	(251)	-	-	22,463	(251)
Mortgage-backed securities in government-sponsored entities	1,674	(53)	361	(7)	2,035	(60)
Total	$30,286	$(355)	$854	$(14)	$31,140	$(369)

	December 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$4,243	$(7)	$-	$-	$4,243	$(7)
Mortgage-backed securities in government-sponsored entities	2,748	(5)	-	-	2,748	(5)
Total	$6,991	$(12)	$-	$-	$6,991	$(12)

There were 30 securities considered temporarily impaired on September 30, 2021.

Every quarter, the Company assesses whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The Company assesses whether the unrealized loss is other than temporary.

OTTI losses are recognized in earnings when the Company has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.

An unrealized loss is generally deemed to be other than temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss of an OTTI is recorded as a component of investment securities gains (losses) in the accompanying Consolidated Statement of Income, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security before recovery.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 80% of the total available-for-sale portfolio as of September 30, 2021, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;
•	Changes in the near-term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions;
•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and
•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the present economic climate.

For the three and nine months ended September 30, 2021, and 2020, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2021, or December 31, 2020, represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for loan and lease losses. Interest income is recognized on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that the collection of interest is doubtful. Interest payments received on nonaccrual loans are applied against the unpaid principal balance until accrual status is restored.

Loan origination fees and certain direct loan origination costs are deferred with the net amount amortized over the contractual life of the loan as an adjustment of the related loan’s yield.

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

September 30, 2021
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$1,396	$109,487	$110,883
Non-owner occupied	6,144	304,078	310,222
Multifamily	-	30,762	30,762
Residential real estate	1,163	230,857	232,020
Commercial and industrial	665	162,387	163,052
Home equity lines of credit	252	105,198	105,450
Construction and other	-	49,378	49,378
Consumer installment	-	8,515	8,515
Total	$9,620	$1,000,662	$1,010,282

December 31, 2020
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$1,565	$101,556	$103,121
Non-owner occupied	4,123	305,301	309,424
Multifamily	-	39,562	39,562
Residential real estate	1,319	232,676	233,995
Commercial and industrial	834	231,210	232,044
Home equity lines of credit	246	112,297	112,543
Construction and other	-	63,573	63,573
Consumer installment	-	9,823	9,823
Total	$8,087	$1,095,998	$1,104,085

The commercial and industrial loan portfolio as of September 30, 2021, and December 31, 2020, includes $54.2 million and $116.1 million in loans issued through the Paycheck Protection Program (“PPP”), respectively (see Note 9). Although the SBA guarantees PPP loans if certain criteria are met, minimal risk still exists in the portfolio. Therefore, a 0.4% qualitative adjustment, equaling $216,000 is reserved for loss.

The amounts above include net deferred loan origination fees of $3.7 million and $4.4 million on September 30, 2021, and December 31, 2020, respectively. The net deferred loan origination fees at September 30, 2021, and December 31, 2020, include $2.1 million and $2.7 million, respectively, of unearned deferred fees from PPP loans.

September 30, 2021
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$5	$1,547	$1,552
Non-owner occupied	739	6,961	7,700
Multifamily	-	398	398
Residential real estate	17	1,658	1,675
Commercial and industrial	102	1,057	1,159
Home equity lines of credit	96	1,232	1,328
Construction and other	-	391	391
Consumer installment	-	31	31
Total	$959	$13,275	$14,234

December 31, 2020
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,332	$1,342
Non-owner occupied	371	6,446	6,817
Multifamily	-	461	461
Residential real estate	20	1,663	1,683
Commercial and industrial	48	1,305	1,353
Home equity lines of credit	41	1,364	1,405
Construction and other	-	378	378
Consumer installment	-	20	20
Total	$490	$12,969	$13,459

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”) which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made to finance the activities of commercial real estate owners and operators. The residential real estate and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers. Although PPP loans are included with C&I loans, the nature of PPP loans differs considerably from the rest of the category. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the CRE, RRE, C&I, HELOC, and Construction portfolios were partially offset by a decrease in the allowance for the Consumer Installment portfolios.

Management evaluates individual loans in all of the commercial segments for possible impairment based on guidelines established by the Board of Directors. Loans are considered to be impaired when based on current information and events, the Company will probably be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall concerning the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or the loan was modified in a troubled debt restructuring.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made quarterly. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2021
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$981	$1,027	$-
Non-owner occupied	1,624	1,754	-
Residential real estate	870	877	-
Commercial and industrial	119	550	-
Home equity lines of credit	8	8	-
Total	$3,602	$4,216	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$415	$415	$5
Non-owner occupied	4,520	5,194	739
Residential real estate	293	293	17
Commercial and industrial	546	650	102
Home equity lines of credit	244	244	96
Total	$6,018	$6,796	$959

Total:
Commercial real estate:
Owner occupied	$1,396	$1,442	$5
Non-owner occupied	6,144	6,948	739
Residential real estate	1,163	1,170	17
Commercial and industrial	665	1,200	102
Home equity lines of credit	252	252	96
Total	$9,620	$11,012	$959

December 31, 2020
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,118	$1,142	$-
Non-owner occupied	801	801	-
Residential real estate	941	1,013	-
Commercial and industrial	561	1,056	-
Home equity lines of credit	80	92	-
Total	$3,501	$4,104	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$447	$447	$10
Non-owner occupied	3,322	3,596	371
Residential real estate	378	378	20
Commercial and industrial	273	276	48
Home equity lines of credit	166	166	41
Total	$4,586	$4,863	$490

Total:
Commercial real estate:
Owner occupied	$1,565	$1,589	$10
Non-owner occupied	4,123	4,397	371
Residential real estate	1,319	1,391	20
Commercial and industrial	834	1,332	48
Home equity lines of credit	246	258	41
Total	$8,087	$8,967	$490

The tables above include troubled debt restructuring totaling $2.6 million and $2.9 million as of September 30, 2021, and December 31, 2020, respectively. The amounts allocated within the allowance for losses for these troubled debt restructurings were $108,000 and $45,000 on September 30, 2021, and December 31, 2020, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$1,428	$14	$1,485	$45
Non-owner occupied	5,419	34	4,955	101
Residential real estate	1,190	18	1,234	42
Commercial and industrial	694	9	807	22
Home equity lines of credit	245	6	244	9
Total	$8,976	$81	$8,725	$219

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$2,893	$-	$3,173	$55
Non-owner occupied	12,912	129	9,988	387
Residential real estate	1,242	14	1,229	39
Commercial and industrial	1,376	28	1,136	49
Home equity lines of credit	298	1	323	5
Consumer installment	-	-	1	-
Total	$18,721	$172	$15,850	$535

Management uses a nine-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as Pass rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but have potential weaknesses, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as payment delinquency, bankruptcy, repossession, or death, occurs to raise awareness of a possible credit quality event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships with loan balances of $750,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews a sample of commercial relationships greater than $250,000 and criticized relationships greater than $150,000.  Detailed reviews, including plans for resolution, are performed on criticized loans on at least a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The primary risk of commercial and industrial loans is related to deterioration in the cash flow of the business that may result in the liquidation of the business assets securing the loan. C&I loans are, by nature, secured by less substantial collateral than real estate secured loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties. The primary risk of commercial real estate loans is the loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
September 30, 2021	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$104,318	$1,577	$4,988	$-	$110,883
Non-owner occupied	248,468	9,021	52,733	-	310,222
Multifamily	30,762	-	-	-	30,762
Residential real estate	228,867	156	2,997	-	232,020
Commercial and industrial	160,275	778	1,999	-	163,052
Home equity lines of credit	104,376	-	1,074	-	105,450
Construction and other	49,034	344	-	-	49,378
Consumer installment	8,515	-	-	-	8,515
Total	$934,615	$11,876	$63,791	$-	$1,010,282

		Special			Total
December 31, 2020	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$93,939	$7,084	$2,098	$-	$103,121
Non-owner occupied	258,974	983	49,467	-	309,424
Multifamily	39,562	-	-	-	39,562
Residential real estate	230,944	265	2,786	-	233,995
Commercial and industrial	227,765	1,800	2,479	-	232,044
Home equity lines of credit	111,208	-	1,335	-	112,543
Construction and other	58,082	-	5,491	-	63,573
Consumer installment	9,816	-	7	-	9,823
Total	$1,030,290	$10,132	$63,663	$-	$1,104,085

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets are nonaccrual loans including nonaccrual troubled debt restructurings (“TDR”), loans 90 days or more past due, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about the collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
September 30, 2021	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$110,883	$-	$-	$-	$-	$110,883
Non-owner occupied	309,849	-	-	373	373	310,222
Multifamily	30,762	-	-	-	-	30,762
Residential real estate	230,028	1,233	283	476	1,992	232,020
Commercial and industrial	162,569	299	184	-	483	163,052
Home equity lines of credit	104,742	175	458	75	708	105,450
Construction and other	49,378	-	-	-	-	49,378
Consumer installment	8,312	2	-	201	203	8,515
Total	$1,006,523	$1,709	$925	$1,125	$3,759	$1,010,282

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2020	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$102,587	$418	$-	$116	$534	$103,121
Non-owner occupied	305,613	1,844	1,373	594	3,811	309,424
Multifamily	39,562	-	-	-	-	39,562
Residential real estate	230,996	2,364	95	540	2,999	233,995
Commercial and industrial	231,534	260	219	31	510	232,044
Home equity lines of credit	112,325	120	-	98	218	112,543
Construction and other	63,529	44	-	-	44	63,573
Consumer installment	9,424	71	108	220	399	9,823
Total	$1,095,570	$5,121	$1,795	$1,599	$8,515	$1,104,085

The decrease in loans past due 30-89 days is due to loans becoming current.

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

September 30, 2021	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$367	$-
Non-owner occupied	3,258	-
Multifamily	-	-
Residential real estate	2,464	-
Commercial and industrial	295	-
Home equity lines of credit	221	-
Construction and other	-	-
Consumer installment	201	-
Total	$6,806	$-

December 31, 2020	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$458	$-
Non-owner occupied	3,758	-
Residential real estate	2,487	-
Commercial and industrial	509	-
Home equity lines of credit	422	-
Consumer installment	224	-
Total	$7,858	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $107,000 and $290,000 for the three and nine months ended September 30, 2021, respectively. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $112,000 and $215,000 for the three and nine months ended September 30, 2020, respectively.

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan portfolio.  The ALLL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification, and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.

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

Management has identified several additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are national and local economic trends and conditions; levels of and trends in delinquency rates and nonaccrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; the value of underlying collateral; and concentrations of credit from a loan type, industry, and geographic standpoint.

Management reviews the loan portfolio quarterly using a defined, consistently applied process to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL.

The following tables summarize the ALLL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the nine months ended September 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2020	Charge-offs	Recoveries	Provision	September 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,342	$-	$44	$166	$1,552
Non-owner occupied	6,817	(313)	-	1,196	7,700
Multifamily	461	-	-	(63)	398
Residential real estate	1,683	(27)	4	15	1,675
Commercial and industrial	1,353	-	70	(264)	1,159
Home equity lines of credit	1,405	-	55	(132)	1,328
Construction and other	378	-	46	(33)	391
Consumer installment	20	(102)	98	15	31
Total	$13,459	$(442)	$317	$900	$14,234

	For the nine months ended September 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2019	Charge-offs	Recoveries	Provision	September 30, 2020
Loans:
Commercial real estate:
Owner occupied	$801	$(50)	$15	$337	$1,103
Non-owner occupied	3,382	(3,022)	73	4,972	5,405
Multifamily	340	-	-	6	346
Residential real estate	726	(51)	30	666	1,371
Commercial and industrial	456	(185)	268	964	1,503
Home equity lines of credit	932	(54)	65	383	1,326
Construction and other	103	-	146	44	293
Consumer installment	28	(396)	12	368	12
Total	$6,768	$(3,758)	$609	$7,740	$11,359

	For the three months ended September 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	June 30, 2021	Charge-offs	Recoveries	Provision	September 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,525	$-	$1	$26	$1,552
Non-owner occupied	7,624	(50)	-	126	7,700
Multifamily	449	-	-	(51)	398
Residential real estate	1,792	-	1	(118)	1,675
Commercial and industrial	1,123	-	19	17	1,159
Home equity lines of credit	1,261	-	3	64	1,328
Construction and other	408	-	18	(35)	391
Consumer installment	18	-	42	(29)	31
Total	$14,200	$(50)	$84	$-	$14,234

	For the three months ended September 30, 2020
	Allowance for Loan and Lease Losses
	Balance				Balance
	March 31, 2020	Charge-offs	Recoveries	Provision	September 30, 2020
Loans:
Commercial real estate:
Owner occupied	$1,038	$-	$1	$64	$1,103
Non-owner occupied	5,159	(3,021)	-	3,267	5,405
Multifamily	291	-	-	55	346
Residential real estate	1,167	-	-	204	1,371
Commercial and industrial	1,105	(16)	29	385	1,503
Home equity lines of credit	1,203	-	49	74	1,326
Construction and other	236	-	111	(54)	293
Consumer installment	11	(6)	2	5	12
Total	$10,210	$(3,043)	$192	$4,000	$11,359

The provision fluctuations during the nine months ended September 30, 2021, allocated to:

●	non-owner occupied commercial real estate loans are due to exposure to the substandard rate credits related to the hospitality industry.
●	commercial and industrial loans are due to a decrease in outstanding balances as PPP loans receive forgiveness.
●	home equity lines of credit are due to a decrease in outstanding balances.

The provision fluctuations during the nine months ended September 30, 2020, allocated to:

●	a $2.2 million increase in all lending categories’ qualitative factors during the second and third quarters of 2020 due to the economic uncertainty resulting from the COVID-19 pandemic.
●	owner-occupied, non-owner occupied, and commercial and industrial loans are due to an increase in substandard rated credits.
●	non-owner occupied portfolio are also due to the increase of specific reserves for two relationships totaling $1.3 million.
●	commercial and industrial loans are due to growth in loan volume along with an allocation for the PPP loans for $423,000.
●	residential real estate loans are due to an increase in delinquent residential mortgages.
●	consumer installment loans are due to a large number of student loans that were charged off earlier in the year.

The provision fluctuations during the three months ended September 30, 2020, allocated to:

●	owner occupied, non-owner occupied, and commercial and industrial loans are due to an increase in substandard rated credits.
●	residential real estate loans are due to an increase in delinquent residential mortgages.
●	non-owner occupied loans are due to the increase in specific reserve and subsequent $3.0 million charge-off of the resolved asset purchased at Sheriff’s Sale and booked to OREO for $7.0 million.

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

Additionally, on April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current before any relief are not TDRs (see Note 9).

There were no troubled debt restructings for the three and nine-month periods ended September 30, 2021. The following tables summarize troubled debt restructurings that did not meet the exemption criteria above (in thousands):

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

There were no subsequent defaults of troubled debt restructurings for the three and nine-month periods ended September 30, 2021.

NOTE 9 – RISKS AND UNCERTAINTIES

COVID-19 Update

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and as a qualified SBA lender, we were automatically authorized to originate PPP loans. During the nine months ended September 30, 2021, we originated $67.6 million of loans under the PPP and helped customers receive $129.8 million of forgiveness payments under the terms of the program. The balance of PPP loans outstanding on September 30, 2021, approximates $54.2 million.

On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the PPP. This included an additional allocation of $284 billion for PPP loans. The SBA reactivated the PPP on January 11, 2021 through May 31, 2021. In the nine months ended September 30, 2021, Middlefield Bank generated and received SBA approval on 683 PPP loans totaling $67.6 million and received $3.0 million in related deferred PPP fees under the 2021 PPP authorization.

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. Middlefield Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against Middlefield Bank and is not resolved in a manner favorable to Middlefield Bank, it may result in significant financial liability or adversely affect Middlefield Bank’s reputation. In addition, litigation can be costly, regardless of the outcome. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition, and results of operations.

Middlefield Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by Middlefield Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by Middlefield Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from Middlefield Bank.

As of September 30, 2021, 3 loans aggregating $9.7 million were modified for deferral, compared to 11 loans aggregating $24.5 million on December 31, 2020. Modifications consist of the deferral of principal payments and the extension of the maturity date. Of the loans on deferral as of September 30, 2021, all are interest-only deferrals.

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current before any relief are not TDRs. This includes short-term (e.g., nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs on September 30, 2021.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Cannabis Industry

We provide deposit services to customers that are licensed by the State of Ohio to do business in (or are related to) the Medical Marijuana Control Program as growers, processors, and dispensaries. Medical Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis business. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the State of Ohio. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

While we believe we are operating in compliance with the FinCEN guidelines, there can be no assurance that federal enforcement guidelines will not change. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the Federal government’s enforcement position could cause us to immediately cease providing banking services to the cannabis industry. We are upfront with our customers regarding the fact that we may have to terminate our relationship if a change occurs with the Federal government’s position and that the termination may come with little or no notice.

September 30, 2021, and December 31, 2020, deposit balances from cannabis customers were approximately $16.4 million and $11.8 million, or 1.4% and 1.0% of total deposits, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained or incorporated by reference in this report on Form 10-Q contains forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including changes in economic conditions, movements in interest rates, competitive pressures on product pricing and services, success and timing of business strategies, the nature, extent, and timing of government actions and reforms, and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. The Company could experience further adverse effects on its business, financial condition, results of operations, and cash flows. While it is impossible to know the impact of COVID-19 on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

All forward-looking statements included in this report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2021, as compared with December 31, 2020, and operating results for the three and nine-month periods ended September 30, 2021, and 2020.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than under GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible book value per common share, return on average tangible common equity, and pre-tax, pre-provision income. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

2021 Nine Month Financial Highlights (on a year-over-year basis unless noted):

●	Net income of $13.8 million, or $2.19 per diluted share driven by record third-quarter earnings of $5.2 million, or a record $0.85 per diluted share
●	Net interest margin improved by 23 basis points to 3.79%, compared to 3.56%
●	Total noninterest income was up 29.5% to $5.7 million
●	Pre-tax, pre-provision(1) income increased 22.0% to $17.7 million
●	Return on average assets increased to 1.34% from 0.61%
●	Return on average equity increased to 12.58% from 5.48%
●	Return on average tangible common equity(1) increased to 14.20% from 6.22%
●	The efficiency ratio improved to 56.42%, compared to 58.59%
●	Year-to-date net charge-offs declined 96.0% to $125,000
●	Middlefield has repurchased 346,103 shares of stock year-to-date, including 165,058 shares repurchased during the 2021 third quarter

(1)	See reconciliation of non-GAAP measures in following tables

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Per common share data
Net income per common share - basic	$0.85	$0.70	$0.65	$0.39	$0.29	$2.20	$0.92
Net income per common share - diluted	$0.85	$0.70	$0.65	$0.39	$0.29	$2.19	$0.92
Dividends declared per share	$0.16	$0.16	$0.16	$0.15	$0.15	$0.48	$0.45
Book value per share (period end)	$24.13	$23.50	$22.80	$22.54	$22.27	$24.13	$22.27
Tangible book value per share (period end) (2) (3)	$21.39	$20.82	$20.17	$19.91	$19.63	$21.39	$19.63
Dividends declared	$978	$1,004	$1,016	$957	$957	$2,998	$2,877
Dividend yield	2.66%	2.72%	3.10%	2.65%	3.09%	2.69%	3.11%
Dividend payout ratio	18.79%	22.69%	24.38%	38.45%	51.65%	21.73%	49.10%
Average shares outstanding - basic	6,136,648	6,297,071	6,364,132	6,378,706	6,376,291	6,265,803	6,387,581
Average shares outstanding - diluted	6,157,181	6,312,230	6,378,493	6,397,681	6,385,765	6,287,556	6,397,674
Period ending shares outstanding	6,054,083	6,215,511	6,344,657	6,379,323	6,378,110	6,054,083	6,378,110

Selected ratios
Return on average assets	1.51%	1.30%	1.22%	0.72%	0.54%	1.34%	0.61%
Return on average equity	13.95%	12.10%	11.65%	6.76%	5.11%	12.58%	5.48%
Return on average tangible common equity (2) (4)	15.71%	13.65%	13.17%	7.64%	5.79%	14.20%	6.22%
Efficiency (1)	54.15%	57.28%	57.91%	59.29%	51.96%	56.42%	58.59%
Equity to assets at period end	10.69%	10.74%	10.42%	10.33%	10.41%	10.69%	10.41%
Noninterest expense to average assets	0.58%	0.58%	0.60%	0.57%	0.52%	1.76%	1.70%

(1) The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2) See reconciliation of non-GAAP measures below
(3) Calculated by dividing tangible common equity by shares outstanding
(4) Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Yields	2021	2021	2021	2020	2020	2021	2020
Interest-earning assets:
Loans receivable (2)	4.74%	4.43%	4.48%	4.28%	4.48%	4.54%	4.64%
Investment securities (2)	3.37%	3.47%	3.75%	3.65%	3.66%	3.51%	3.68%
Interest-earning deposits with other banks	0.21%	0.18%	0.20%	0.21%	0.27%	0.20%	0.56%
Total interest-earning assets	4.20%	4.05%	4.11%	4.00%	4.23%	4.12%	4.38%
Deposits:
Interest-bearing demand deposits	0.12%	0.12%	0.16%	0.21%	0.32%	0.13%	0.36%
Money market deposits	0.46%	0.46%	0.47%	0.53%	0.70%	0.47%	1.00%
Savings deposits	0.06%	0.06%	0.07%	0.11%	0.20%	0.06%	0.29%
Certificates of deposit	1.08%	1.19%	1.28%	1.56%	1.77%	1.19%	1.97%
Total interest-bearing deposits	0.41%	0.46%	0.53%	0.70%	0.93%	0.47%	1.14%
Non-Deposit Funding:
Borrowings	1.13%	1.18%	1.10%	0.95%	0.45%	1.14%	0.73%
Total interest-bearing liabilities	0.42%	0.47%	0.54%	0.71%	0.91%	0.48%	1.12%
Cost of deposits	0.30%	0.34%	0.40%	0.54%	0.72%	0.35%	0.89%
Cost of funds	0.31%	0.35%	0.41%	0.55%	0.71%	0.35%	0.88%
Net interest margin (1)	3.91%	3.72%	3.73%	3.49%	3.57%	3.79%	3.56%

(1) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended					For the Nine Months Ended
(Dollar amounts in thousands, unaudited)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020

Stockholders' Equity (GAAP)	$146,055	$146,044	$144,670	$143,810	$142,056	$146,055	$142,056
Less Goodwill and other intangibles	16,555	16,635	16,715	16,795	16,878	16,555	16,878
Tangible Common Equity (Non-GAAP)	$129,500	$129,409	$127,955	$127,015	$125,178	$129,500	$125,178

Shares outstanding	6,054,083	6,215,511	6,344,657	6,379,323	6,378,110	6,054,083	6,378,110
Tangible book value per share (Non-GAAP)	$21.39	$20.82	$20.17	$19.91	$19.63	$21.39	$19.63

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020

Average Stockholders' Equity (GAAP)	$148,048	$146,719	$145,065	$146,374	$144,167	$146,611	$142,949
Less Average Goodwill and other intangibles	16,594	16,674	16,754	16,836	16,919	16,674	17,002
Average Tangible Common Equity (Non-GAAP)	$131,454	$130,045	$128,311	$129,538	$127,248	$129,937	$125,947

Net income	$5,204	$4,425	$4,167	$2,489	$1,853	$13,796	$5,860
Return on average tangible common equity (annualized) (Non-GAAP)	15.71%	13.65%	13.17%	7.64%	5.79%	14.20%	6.22%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020

Net income	$5,204	$4,425	$4,167	$2,489	$1,853	$13,796	$5,860
Add Income Taxes	1,174	968	896	467	295	3,038	934
Add Provision for loan losses	-	200	700	2,100	4,000	900	7,740
PTPP	$6,378	$5,593	$5,763	$5,056	$6,148	$17,734	$14,534

General. The Company’s total assets ended the September 30, 2021 quarter at $1.37 billion, a decrease of $26.1 million from December 31, 2020. For the same period, cash and cash equivalents increased $19.9 million, or 17.7%, while net loans decreased $94.6 million, or 8.7%, offset by an increase of $48.7 million in investments. Total liabilities decreased $28.4 million or 2.3%, while stockholders’ equity increased $2.2 million, or 1.6%.

Cash and cash equivalents. Cash and cash equivalents increased $19.9 million to $132.4 million on September 30, 2021, from $112.4 million on December 31, 2020. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds. Cash remains elevated and can be traced to pandemic-related government stimulus. This resulted in increased deposits, as both retail and commercial customers keep excess funds in liquid deposits accounts. The increase in cash and cash equivalents since December 31, 2020, is due to the forgiveness of PPP loans.

The Company will continue to hold elevated levels of cash and cash equivalents to meet the demands of customers during the economic downturn. The Company monitors cash and cash equivalents daily to ensure adequate liquidity positions are maintained while searching for quality earning assets for excess funds.

Investment securities. Investment securities available for sale on September 30, 2021, totaled $163.1 million, an increase of $48.7 million, or 42.6%, from $114.4 million on December 31, 2020. During this period, the Company recorded repayments, calls, and maturities of $9.5 million and a net unrealized holding loss through AOCI of $853,000. Securities purchased were $59.4 million, and there were no sales of securities for the nine months ended September 30, 2021. The Company recorded $223,000 in gains on equity securities as of September 30, 2021, on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The gain on equity securities is the result of fair value marks of the equity securities held during these nine months.

On September 30, 2021, the Company held $32.3 million of subordinated debt in other banks, as compared to $21.3 million on December 31, 2020. The average yield on this portfolio was 4.90% on September 30, 2021, as compared to 5.19% on December 31, 2020.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 73% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Net loans receivable decreased $94.6 million, or 8.7%, to $996.0 million as of September 30, 2021. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	September 30,	December 31,
	2021	2020	$ change	% change
Commercial real estate:
Owner occupied	$110,883	$103,121	$7,762	7.5%
Non-owner occupied	310,222	309,424	798	0.3%
Multifamily	30,762	39,562	(8,800)	-22.2%
Residential real estate	232,020	233,995	(1,975)	-0.8%
Commercial and industrial	163,052	232,044	(68,992)	-29.7%
Home equity lines of credit	105,450	112,543	(7,093)	-6.3%
Construction and Other	49,378	63,573	(14,195)	-22.3%
Consumer installment	8,515	9,823	(1,308)	-13.3%
Total loans	$1,010,282	$1,104,085	$(93,803)	-8.5%

The decrease in the commercial and industrial portfolio includes the forgiveness of PPP loans of $129.8 million during the nine months ended September 30, 2021. The Company expects muted loan growth through the remainder of the year as a result of excess liquidity throughout the economy.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on September 30, 2021 totaled $676,000, a decrease of $202,000, or 23.0%, from December 31, 2020. This decrease is the result of decreased activity due to fewer refinance opportunities. The Company recorded proceeds from the sale of $31.6 million of these loans for $1.1 million in gains on the sale of loans as of September 30, 2021, on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. On September 30, 2021, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 270.3% of total risk-based capital. Construction, land, and land development loans represent 32.6% of total risk-based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. On September 30, 2021, unused line of credit commitments increased $13.9 million, or 4.2%, from December 31, 2020.

Allowance for Loan and Lease Losses and Asset Quality. The allowance for loan and lease losses increased $775,000, or 5.8%, to $14.2 million on September 30, 2021, from $13.5 million on December 31, 2020. For the three months ended September 30, 2021, net loan recoveries totaled $34,000, or 0.01% of average loans, annualized, compared to net charge-offs of $2.9 million, or 1.01% of average loans, annualized, for the same period in 2020. No provision was needed during the three months ended September 30, 2021, to maintain the allowance for loan and lease losses. For the nine months ended September 30, 2021, net loan charge-offs totaled $125,000, or 0.02% of average loans, annualized, compared to net charge-offs of $3.1 million, or 0.39% of average loans, annualized, for the same period in 2020. To maintain the allowance for loan and lease losses, the Company recorded a provision for loan loss of $900,000 during the nine months ended September 30, 2021. The ratio of the allowance for loan and lease losses to nonperforming loans was 209.1% for the three months ended September 30, 2021, compared to 169.8% for the same period in the prior year. This is due to the allowance being adjusted to address the economic slowdown since the beginning of the COVID-19 pandemic. Additionally, the decrease in the PPP loans increased the reserve percentage because these loans had low reserve.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated on September 30, 2021. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

Goodwill. The carrying value of goodwill was $15.1 million on September 30, 2021, and December 31, 2020. The Company performs a periodic quantitative analysis of goodwill using multiple approaches. The primary methodology is the discounted cash flow approach, while also considering a market approach of comparing to multiples of similar public companies as well as market price with control premiums.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Based on the most recent analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired. The Company also performed a qualitative assessment of goodwill as of September 30, 2021, with no resulting goodwill impairment.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days or more past due, other real estate owned, and repossessed assets. Real estate owned is written down to fair value at its initial recording and continually monitored for changes in fair value. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about the collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against the principal until doubt about collectability ceases.

	Asset Quality History

(Dollar amounts in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020

Nonperforming loans	$6,806	$7,760	$8,958	$7,858	$6,690
Other real estate owned	7,090	7,090	7,372	7,387	7,391

Nonperforming assets	$13,896	$14,850	$16,330	$15,245	$14,081

Allowance for loan and lease losses	14,234	14,200	14,122	13,459	11,359

Ratios:
Nonperforming loans to total loans	0.67%	0.73%	0.81%	0.71%	0.59%
Nonperforming assets to total assets	1.02%	1.09%	1.18%	1.10%	1.03%
Allowance for loan and lease losses to total loans	1.41%	1.34%	1.28%	1.22%	1.01%
Allowance for loan and lease losses to nonperforming loans	209.14%	182.99%	157.65%	171.28%	169.79%

Nonperforming loans exclude TDRs that are performing under their terms over a prescribed period. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 27 TDRs accruing interest with a balance of $2.4 million as of September 30, 2021. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To comply with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $6.4 million as of September 30, 2021, from $7.2 million on December 31, 2020.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral that secures the loans. Of the total nonperforming loans on September 30, 2021, 94.5% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed-sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

The allowance for loan and lease losses to total loans ratio increased from 1.22% as of December 31, 2020, to 1.41% as of September 30, 2021.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.20 billion or 98.9% of the Company’s total average funding sources at September 30, 2021. Total deposits decreased $24.6 million on September 30, 2021, from $1.23 billion on December 31, 2020. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	September 30,	December 31
	2021	2020	$ Change	% Change
Deposits:
Noninterest-bearing demand	$316,770	$291,347	$25,423	8.7%
Interest-bearing demand	237,576	195,722	41,854	21.4%
Money market	178,423	198,493	(20,070)	-10.1%
Savings	256,114	243,888	12,226	5.0%
Time	211,674	295,750	(84,076)	-28.4%
Total deposits	1,200,557	1,225,200	(24,643)	-2.0%

The Company has experienced an outflow of maturing time deposits to other products due to the current low-interest-rate environment. The Company uses certain non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $15.4 million on September 30, 2021, as compared to $66.9 million on December 31, 2020.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), subordinated debt, short-term borrowings from other banks, and federal funds purchased. Other borrowings decreased $4.1 million, or 23.9%, to $13.0 million as of September 30, 2021, from $17.0 million as of December 31, 2020.

Stockholders’ equity. Stockholders’ equity increased $2.2 million, or 1.6%, to $146.0 million at September 30, 2021 from $143.8 million at December 31, 2020. This increase was mostly the result of an increase in retained earnings of $10.8 million, net of a decrease in AOCI of $674,000, and an increase in treasury stock of $8.1 million. The change in retained earnings is due to the year-to-date net income offset by dividends paid, the change in AOCI is due to fair value adjustments of available-for-sale securities, and the change in treasury stock is due to the Company repurchasing 346,103 of its outstanding shares during the nine months ended September 30, 2021.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2021, was $5.2 million, a $3.4 million, or 180.8%, increase from the amount earned during the same period in 2020. Diluted earnings per share for the quarter increased to $0.85, compared to $0.29 from the same period in 2020. Net income for the nine months ended September 30, 2021, was $13.8 million, a $7.9 million, or 135.4%, increase from the amount earned during the same period in 2020. Diluted earnings per share for these nine months increased to $2.19, compared to $0.92 from the same period in 2020.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.51% and 13.95%, respectively, compared with 0.54% and 5.11% for the same period in 2020. The Company’s ROA and ROE for the nine months were 1.34% and 12.58%, respectively, compared with 0.61% and 5.48% for the same period in 2020.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest-earning assets and interest-bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities, to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect the Company’s net interest income. Management’s goal is to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations.

Net interest income for the three months ended September 30, 2021, totaled $12.5 million, an increase of 10.0% from that reported in the comparable period of 2020. The net interest margin was 3.91% for the third quarter of 2021, an increase from the 3.57% reported for the same quarter of 2020. The increase in the net interest margin is attributable to a decrease in the average balance of certificates of deposit of $131.7 million, an increase in the average balance of investments of $42.7 million, an increase of 26 basis points in the yield on loans, and a decrease of 69 basis points on the yield on certificates of deposit. These are partially offset by a decrease in the average loan balance of $93.8 million.

Net interest income for the nine months ended September 30, 2021, totaled $36.3 million, an increase of 13.0% from that reported in the comparable period of 2020. The net interest margin was 3.79% for the nine months ended September 30, 2021, an increase from the 3.56% reported for the same period of 2020. The increase in the net interest margin is attributable to a decrease in yield on certificates of deposits and money market deposits of 78 and 53 basis points, respectively, as well as a decrease in the average balance of certificates of deposits of $117.5 million. These are partially offset by a decrease in the loan yield of 10 basis points.

The Company’s net interest margin is subject to fluctuation as a result of PPP loan forgiveness. As the Company is in an asset-sensitive position, reductions in market interest rates harm margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of our asset sensitivity is due to commercial loans that have variable interest rates. Both loan types have floor rates. The benefit of these floors is more evident if the Federal Reserve maintains short-term interest rates at current levels.

Interest and dividend income. Interest and dividend income decreased $60,000, or 0.4%, for the three months ended September 30, 2021, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $345,000 and is partially offset by an increase in taxable interest on investment securities of $212,000. Net interest earned on securities increased by $267,000 for the three months ended September 30, 2021, when compared to the same period in the prior year. The average balance of investment securities increased $42.7 million, or 38.2%, while the 3.37% yield on the investment portfolio decreased by 29 basis points, from 3.66%, for the same period in the prior year. The decrease in the average loan balance for the three months ended September 30, 2021, is due in part to the forgiveness of PPP loans, from which the related gross deferred fee income was $1.3 million.

Interest and dividend income decreased $146,000, or 0.4%, for the nine months ended September 30, 2021, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $652,000, partially offset by an increase in taxable interest on investment securities of $629,000. Net interest earned on securities increased by $581,000 for the nine months ended September 30, 2021, when compared to the same period in the prior year. The average balance of investment securities increased $27.0 million, or 24.9%, while the 3.51% yield on the investment portfolio decreased by 17 basis points, from 3.68%, for the same period in the prior year. The change in the average loan balance for the nine months ended September 30, 2021, is due in part to the issuance of PPP loans, from which the related gross deferred fee income was $3.6 million.

Interest expense. Interest expense decreased by $1.2 million, or 55.7%, for the three months ended September 30, 2021, compared to the same period in the prior year. This decrease is attributable to a decrease in the average balance of certificates of deposits of $131.7 million, or 37.6%. This decrease is further attributable to decreases of 69, 24, and 20 basis points in certificates of deposit, money markets, and interest-bearing demand deposits, respectively.

Interest expense decreased by $4.3 million, or 57.0%, for the nine months ended September 30, 2021, compared to the same period in the prior year. This decrease is attributable to a decrease in the average balance of certificates of deposits of $117.5 million, or 32.8%. This decrease is further attributable to decreases of 78, 53, 23, and 23 basis points in certificates of deposit, money markets, savings, and interest-bearing demand deposits, respectively.

The changes in costs were due to decreasing interest rates on deposit products in response to the unprecedented reduction in the targeted federal funds interest rate, as well as other continuing effects of the COVID-19 pandemic.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews estimated probable incurred credit losses in the loan portfolio. Based on this review, no provision was recorded for the quarter ended September 30, 2021, a decrease of $4.0 million from the quarter ended September 30, 2020. While the prior period provision was mostly attributable to the pandemic, the lack of provision for this quarter was impacted by credit quality and low loan growth.

A provision for loan losses of $900,000 was recorded for the nine months ended September 30, 2021, a decrease of $6.8 million from the same period in 2020. While the prior period provision was mostly attributable to the pandemic, the provision for this period was impacted by credit quality and low loan growth.

The ALLL to total loans for the quarter ended September 30, 2021, was 1.41%, compared to 1.01% during the same period in the prior year. The Company remains confident in its conservative and disciplined approach to credit and risk management.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. On September 30, 2021, the Company carried $54.2 million of PPP loans classified as C&I loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Although the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does provide a $217,000 qualitative provision for loan losses on its PPP loans on September 30, 2021.

Noninterest income. Noninterest income increased by $10,000, or 0.55%, for the three months ended September 30, 2021, over the comparable 2020 period. This increase was the result of an increase in service charges on deposit accounts of $185,000, or 26.8%, which is partially due to cash management fees relating to cannabis-related business. The increase is also the result of an increase of a $130,000 gain on equity securities. These increases are offset by a decrease of $351,000 in gain on loan sales, resulting from the decrease in demand for residential refinances.

Noninterest income increased $1.3 million, or 29.5%, during the nine months ended September 30, 2021, over the comparable 2020 period. This increase was the result of increases in service charges on deposit accounts and earnings on bank-owned life insurance of $709,000, or 39.2%, and $119,000, or 37.1%, respectively. There was also an increase in gain on equity securities of $380,000. The increase in service charges is due to cash management fees on cannabis-related business accounts and the increase in earnings on bank-owned life insurance is due to a payout on a claim.

Noninterest expense. Noninterest expense of $7.9 million for the third quarter of 2021 was 13.0%, or $916,000, higher than the third quarter of 2020. Salaries and employee benefits increased $1.0 million, or 29.1%, and gain on other real estate owned increased $234,000, partially offset by a decrease in professional fees of $153,000, or 52.9%. The salary increase is mostly due to an increase in profit sharing expense, recognition of deferred PPP costs, and a restricted stock expense. The change in gains on other real estate owned was the result of an aggregate loss in the previous year. The decrease in consulting fees results from lower legal and consulting fees relative to the same period in the previous year.

Noninterest expense of $24.2 million for the nine months ended September 30, 2021, was 10.3%, or $2.3 million, higher than the same period in 2020. Salaries and employee benefits increased $1.9 million, or 16.7%, and gain on other real estate owned increased $334,000, partially offset by a decrease in professional fees of $129,000, or 12.8%. The salary increase is mostly due to an increase in profit sharing expense, recognition of deferred PPP costs, and a restricted stock expense. The change in gains on other real estate owned was the result of an aggregate loss in the previous year. The decrease in consulting fees results from lower legal and consulting fees relative to the same period in the previous year.

Provision for income taxes. The Company recognized $1.2 million in income tax expense, which reflected an effective tax rate of 18.4% for the three months ended September 30, 2021, as compared to $295,000 with an effective tax rate of 13.7% for the comparable 2020 period. The Company recognized $3.0 million in income tax expense, which reflected an effective tax rate of 18.0% for the nine months ended September 30, 2021, as compared to $934,000 with an effective tax rate of 13.7% for the comparable 2020 period. The increase in the effective tax rate is due to the increase in taxable income.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended September 30,
	2021			2020

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,027,935	$12,258	4.74%	$1,121,763	$12,603	4.48%
Investment securities (3)	154,718	1,134	3.37%	111,994	867	3.66%
Interest-earning deposits with other banks (4)	105,910	55	0.21%	53,826	37	0.27%
Total interest-earning assets	1,288,563	13,447	4.20%	1,287,583	13,507	4.23%
Noninterest-earning assets	82,952			66,836
Total assets	$1,371,515			$1,354,419
Interest-bearing liabilities:
Interest-bearing demand deposits	$225,264	$67	0.12%	$149,048	$120	0.32%
Money market deposits	182,831	214	0.46%	176,136	312	0.70%
Savings deposits	253,960	38	0.06%	223,507	113	0.20%
Certificates of deposit	218,323	596	1.08%	349,981	1,561	1.77%
Short-term borrowings	-	-	0.00%	19,740	14	0.28%
Other borrowings	12,999	37	1.13%	17,130	28	0.65%
Total interest-bearing liabilities	893,377	952	0.42%	935,542	2,148	0.91%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	323,726			270,868
Other liabilities	6,364			1,756
Stockholders' equity	148,048			146,253
Total liabilities and stockholders' equity	$1,371,515			$1,354,419
Net interest income		$12,495			$11,359
Interest rate spread (1)			3.78%			3.32%
Net interest margin (2)			3.91%			3.57%
Ratio of average interest-earning assets to average interest-bearing liabilities			144.24%			137.63%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $195 and $186 for the three months ended September 30, 2021 and 2020, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2021, and 2020, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2021 versus 2020

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(1,060)	$715	$(345)
Investment securities	394	(127)	267
Interest-earning deposits with other banks	35	(17)	18
Total interest-earning assets	(631)	571	(60)

Interest-bearing liabilities:
Interest-bearing demand deposits	61	(114)	(53)
Money market deposits	12	(110)	(98)
Savings deposits	15	(90)	(75)
Certificates of deposit	(587)	(378)	(965)
Short-term borrowings	(14)	-	(14)
Other borrowings	(7)	16	9
Total interest-bearing liabilities	(520)	(676)	(1,196)

Net interest income	$(111)	$1,247	$1,136

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan and lease losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Nine Months Ended September 30,
	2021			2020

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,070,058	$36,310	4.54%	$1,065,964	$36,962	4.64%
Investment securities (3)	135,522	3,074	3.51%	108,551	2,493	3.68%
Interest-earning deposits with other banks (4)	94,955	141	0.20%	51,361	216	0.56%
Total interest-earning assets	1,300,535	39,525	4.12%	1,225,876	39,671	4.38%
Noninterest-earning assets	74,883			64,938
Total assets	$1,375,418			$1,290,814
Interest-bearing liabilities:
Interest-bearing demand deposits	$211,797	209	0.13%	$130,886	$349	0.36%
Money market deposits	187,945	655	0.47%	166,193	1,246	1.00%
Savings deposits	254,574	123	0.06%	201,871	443	0.29%
Certificates of deposit	240,582	2,143	1.19%	358,048	5,269	1.97%
Short-term borrowings	113	-	-	30,174	81	0.36%
Other borrowings	13,440	115	1.14%	15,149	166	1.46%
Total interest-bearing liabilities	908,451	3,245	0.48%	902,321	7,554	1.12%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	314,172			242,951
Other liabilities	6,184			2,593
Stockholders' equity	146,611			142,949
Total liabilities and stockholders' equity	$1,375,418			$1,290,814
Net interest income		$36,280			$32,117
Interest rate spread (1)			3.64%			3.26%
Net interest margin (2)			3.79%			3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.16%			135.86%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $542 and $565 for the nine months ended September 30, 2021 and 2020, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2021, and 2020, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2021 versus 2020

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$142	$(794)	$(652)
Investment securities	742	(161)	581
Interest-earning deposits with other banks	183	(258)	(75)
Total interest-earning assets	1,067	(1,213)	(146)

Interest-bearing liabilities:
Interest-bearing demand deposits	218	(358)	(140)
Money market deposits	163	(754)	(591)
Savings deposits	114	(434)	(320)
Certificates of deposit	(1,731)	(1,395)	(3,126)
Short-term borrowings	(81)	-	(81)
Other borrowings	(19)	(32)	(51)
Total interest-bearing liabilities	(1,336)	(2,973)	(4,309)

Net interest income	$2,403	$1,760	$4,163

LIQUIDITY

Management's objective in managing liquidity is maintaining the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold, and cash and deposits with banks. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability, and reputation to meet the current and projected needs of its customers.

On September 30, 2021, the additional borrowing capacity at the FHLB was $424.6 million, as compared to $401.7 million on December 31, 2020. For the nine months ended September 30, 2021, wholesale funding decreased by $51.6 million. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of September 30, 2021. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the nine months ended September 30, 2021, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

The Federal Reserve Board and the FDIC have extensive authority to prevent and remedy unsafe and unsound practices and violations of applicable laws and regulations by institutions and holding companies. The agencies may assess civil money penalties, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose those actions. In addition, the Ohio Division of Financial Institutions possesses enforcement powers to address violations of Ohio banking law by Ohio-chartered banks.

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank and thrift holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. To avoid limitations on capital distributions, including dividend payments, Middlefield Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. Within the tabular presentation that follows is the adequately capitalized ratio plus a 2.50% capital conservation buffer.

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines on September 30, 2021. The following table indicates the capital ratios for Middlefield Bank and the Company on September 30, 2021, and December 31, 2020.

	As of September 30, 2021
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.69%	12.31%	12.31%	13.56%
Middlefield Banc Corp.	9.94%	12.63%	11.87%	13.88%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2020
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.45%	11.47%	11.47%	12.68%
Middlefield Banc Corp.	10.22%	11.68%	10.96%	12.88%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ASSET AND LIABILITY MANAGEMENT

The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives, and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the re-pricing or maturity of interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in a strong asset/liability management process to insulate the Company from material and prolonged increases in interest rates.

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors and senior management. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies.

Interest Rate Sensitivity Simulation Analysis

The Company engages an external consultant to facilitate income simulation modeling quarterly. This modeling measures interest rate risk and sensitivity. The Asset and Liability Management Committee of the Company believes the various rate scenarios of the simulation modeling enable the Company to more accurately evaluate and manage the exposure of interest rate fluctuations on net interest income, the yield curve, various loan and mortgage-backed security prepayments, and deposit decay assumptions.

Earnings simulation modeling and assumptions about the timing and volatility of cash flows are critical in net portfolio equity valuation analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposit portfolios. These assumptions are based on the Company’s historical experience and industry standards and are applied consistently across all rate risk measures.

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation (“NII”) - Projected net interest income over the next twelve months will not be reduced by more than 10% given a gradual shift (i.e., over 12 months) in interest rates of up to 200 basis points (+ or -) and assuming no balance sheet growth.

Portfolio equity simulation - Portfolio equity is the net present value of the Company’s existing assets and liabilities. The Company uses an Economic Value of Equity (“EVE”) analysis which shows the estimated changes in portfolio equity considering certain long-term shock rates. Given a 200 basis point immediate and permanent increase in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity. Given a 100 basis point immediate and permanent decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 10% of stockholders’ equity.

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2021, and December 31, 2020, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the September 30, 2021, and December 31, 2020 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2021, and December 31, 2020, for portfolio equity:

	September 30, 2021		December 31, 2020
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	2.60%	1.50%	1.70%	9.10%
-100bp	(1.10)%	(13.10)%	(0.70)%	(19.90)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2021, have remained unchanged from December 31, 2020.

Item 4. Controls and Procedures

Controls and Procedures Disclosure

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms. After the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal control or in other factors that could significantly affect the Company’s internal controls, including any corrective actions concerning significant deficiencies and material weaknesses.

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

From time to time, the Company and MBC may be involved in litigation relating to claims arising out of their normal course of business. Currently, the Company and MBC are not involved in any legal proceedings, the outcome of which, in management’s opinion, would be material to their financial condition or results of operations.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the second quarter of 2021 are included in the following table:

			Total shares purchased as	Maximum number of shares
2021 period	Total shares		part of a publicly	that may yet be purchased
In thousands, except per share data	purchased	Average price paid per share	announced program (a)	under the program

July	72,752	$23.72	253,797	346,203
August	30,608	$24.14	284,405	315,595
September	61,698	$23.80	346,103	253,897
Total	165,058	$23.82

(a)

On November 13, 2020, the Company announced that the Board of Directors approved a resumption and increase of the Company’s stock repurchase program (the “Program”). The Program commenced April 19, 2019, but repurchases under the program were temporarily suspended in March 2020 due to the COVID-19 pandemic. At the time the Program was suspended, the Company had repurchased 157,032 shares from the 300,000 share authorization under the Program. On November 9, 2020, the Board authorized an increase to the Program of 157,032 shares, resulting in 300,000 shares being available for repurchase. The Company has repurchased 271,279 shares since November 9, 2020. On August 9, 2021, the Board authorized an increase to the Program of 300,000 shares, resulting in 328,721 shares being available for repurchase. The Program may be modified, suspended, or terminated by the Company at any time.

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2021

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

MIDDLEFIELD BANC CORP.

Date: November 10, 2021	By: /s/Thomas G. Caldwell

Thomas G. Caldwell

President and Chief Executive Officer

Date: November 10, 2021	By: /s/Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer