Form 10-K
period 2021-12-31
MIDDLEFIELD BANC CORP
filed 2022-03-15
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting 1-Feb

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value on June 30, 2021 of common stock held by non-affiliates of the registrant was approximately $139.7 million, based on the closing price of $23.60 per share of common stock as reported on the NASDAQ Capital Market.
As of March 15, 2022, there were 5,879,972 shares of common stock issued and outstanding.

Documents Incorporated by Reference      Portions of the registrant’s definitive proxy statements for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.  Portions of the Annual Report to Shareholders for the year ended December 31, 2021 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.
YEAR ENDED DECEMBER 31, 2021

Part I

Item1 — Business

Forward-looking Statements This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about the Company and its subsidiaries. The information incorporated in this document by reference, future filings by the Company on Form 10-Q and Form 8-K, and future oral and written statements by the Company and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are necessarily subject to many risks and uncertainties. Several things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:

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

• the effects of the continuing global coronavirus outbreak and disruptions in global or national supply chains.

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

The Middlefield Banking Company MBC was chartered under Ohio law in 1901. MBC offers customers a broad range of banking services, including checking, savings, negotiable order of withdrawal (“NOW”) accounts, money market accounts, time certificates of deposit, commercial loans, real estate loans, a variety of consumer loans, safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.bank.

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

On March 13, 2019, MBC established a wholly-owned subsidiary named Middlefield Investments, Inc. (MI), headquartered in Middlefield, Ohio. This operating subsidiary exists to hold and manage an investment portfolio. On December 31, 2021, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. All significant intercompany items have been eliminated between MBC and this subsidiary.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. On December 31, 2021, EMORECO’s assets consist of one cash account. According to federal law governing bank holding companies, real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without the advance approval of the Federal Reserve Bank.

Market Area MBC’s footprint across nine counties is home to 3.9 million people – roughly one third of Ohio’s population – and 38.7% of Ohio’s gross domestic product (“GDP”). MBC’s product offering is geared toward traditional banking business delivered to both consumers and businesses located in its footprint of Northeast Ohio and the Columbus metro area. MBC’s current strategy is aimed at using a strong deposit relationship in the more rural markets of Northeast Ohio to fund loan growth and build scale in MBC’s newer metro markets of Cleveland/Akron and Columbus.

MBC’s eleven Northeast Ohio branches are located in Ashtabula, Cuyahoga, Geauga, Portage, Summit, and Trumbull Counties. MBC’s five Central Ohio branches are located in Delaware County, Franklin County, and Madison County.  MBC has a loan production office in Mentor located in Lake County.  Lake County is contiguous to Ashtabula, Cuyahoga, and Geauga Counties in our Northeast Ohio market. The most recent FDIC market share data available from June 30, 2021 shows we had a deposit market share of approximately 18.67% in Geauga County, which represented the second largest market share in Geauga County, 5.57% in Ashtabula County, 0.14% in Cuyahoga County, 0.30% in Delaware County, 0.12% in Franklin County, 1.35% in Madison County, 5.03% in Portage County, 0.48 % in Summit County, and 1.63% in Trumbull County. According to the most recent information available from the U.S. Department of Commerce Bureau of Economic Analysis, seven of these nine counties are ranked in the top half of Ohio counties measured by per capita personal income by county for 2018 through 2020.

The economy of MBC’s Northeast Ohio market is centered around manufacturing and agriculture and includes a large Amish population. MBC’s headquarters, main banking office, and three additional branches are located in Geauga County. Geauga County is the center of the 4th largest Amish population in the world. With a 2020 per capita personal income of $73,958, Geauga County is ranked second highest among Ohio’s 88 counties.

MBC’s market area in Northeast Ohio benefits from the area’s proximity to Cleveland in Cuyahoga County. Cuyahoga County is Ohio’s second most populous county and boasts the second largest economy in Ohio measured by GDP. The most recent data from the Bureau of Economic Analysis indicates Cuyahoga County’s 2020 GDP is $84.3 billion. In 2019 Cuyahoga County’s GDP of $88 billion was greater than the total GDP of 13 states and ranked 31st of 3,108 counties nationally. In analysis of county-level GDP data from the U.S. Bureau of Economic Analysis, the Cleveland State University College of Urban Affairs analyzed per capita gross domestic product for the Cleveland metro area (an area covering Cuyahoga, Geauga, Lake, Lorain and Medina Counties) compared to 14 large metro areas including the seven fastest-growing of the large metro areas nationally from 2001 through 2018. Cuyahoga County ranked 88th for annual GDP growth per capita from 2000 to 2018, ahead of the home counties of cities experiencing greater population growth such as Charlotte, Indianapolis, and Phoenix. In that same time period from 2000 to 2018, Cuyahoga County ranked 474th out of the 500 largest counties in the U.S. for population change.

MBC’s market area in Central Ohio benefits from the area’s proximity to Columbus in Franklin County. Franklin County is Ohio’s most populous county and has the highest GDP of Ohio’s 88 counties. Columbus is the state capital, the largest city in Ohio, and the 14th largest city in the U.S. The Columbus metro area has experienced strong population growth since 2007, with a 1.2 percent average annual rate compared to 0.1 percent in Ohio and 0.8 percent nationally. According to the U.S. Census Bureau, Columbus saw the eleventh largest numeric population increase between July 1, 2017 and July 1, 2018 in the U.S. – making Columbus the only city in the Midwest on the top 15 list. According to information reported by the Federal Reserve Bank of Cleveland as of November, 2019, the employment growth rate for the Columbus metro area has been greater than Ohio’s employment growth rate, responsible for one in every three new jobs in Ohio. Since 2015, construction has been the fastest-growing sector in the Columbus metro area. Per capita personal income in the Columbus metro area continues to be above the statewide level for Ohio. According to data from Claritas as of November, 2021, the Columbus MSA is projected to have the highest population growth in Ohio over the next five years at 4.15%, and the Columbus MSA is projected to grow by 11.56% over the next five years.

Based on the most recent data available for 2020, Delaware County had the highest per capita personal income at $79,382 among Ohio’s 88 counties, and Delaware County has one of the fastest growing housing markets in the country according to the U.S. Census Bureau’s data on the 100 fastest growing counties with 5,000 or more housing units from July 1, 2018 to July 1, 2019. Union County, which is contiguous to Delaware County, had the 13th fastest-growing housing market in the U.S. during this time period. From 2018 to 2019, the number of housing units in Union County jumped 4%, in part due to growth in Dublin, Plain City and Jerome Township, as well as Honda’s facilities in Marysville.

As a result of the COVID-19 pandemic, the nine Ohio counties in which we operate retail banking centers, Ohio, and the United States generally have experienced a significant increase in unemployment. Ohio’s unemployment rate peaked in April 2020 at 17.3% (non-seasonally adjusted). Since December 2021, unemployment rates have fallen closer to pre-pandemic levels, and in the nine counties where MBC operates retail banking centers, the average unemployment rate remains at 3.3%; a rate lower than the employment rate for the State of Ohio (3.4%) and United States (3.7%). The following table summarizes unemployment percentage rates in the counties where we operate retail banking centers, Ohio, and the US average on a comparative basis as of December 31, 2019, December 31, 2020, and December 31, 2021.

Area	Dec-19	Dec-20	Dec -21	2020- 2021 Change
Ashtabula County	4.9	5.7	4.0	-1.7
Cuyahoga County	3.6	8.3	4.1	-4.2
Delaware County	2.8	3.3	2.3	-1.0
Franklin County	3.2	4.7	2.9	-1.8
Geauga County	3.1	5.6	3.0	-2.6
Madison County	3.1	3.7	2.5	-1.2
Portage County	4.1	4.6	3.2	-1.4
Summit County	4.0	5.2	3.5	-1.7
Trumbull County	5.6	6.4	4.4	-2.0
9 Counties Average	3.8	5.3	3.3	-2.0
Ohio	3.8	5.2	3.4	-1.8
United States	3.4	6.5	3.7	-2.8

Ohio Department of Job and Family Services Bureau of Labor Market Information non-seasonally adjusted unemployment rates as of December 2019, December 2020, and December 2021.The December 2021 unemployment rate is classified as preliminary as of January 2022.

The average unemployment rate of MBC’s nine-county market area is slightly below the state of Ohio’s unemployment rate. Prior to 2021, Ohio and the bank’s market area had unemployment rates lesser than the national average. As of December 2021, Ohio and the bank’s market area continue to have unemployment rates that are less than the national average. Ashtabula, Cuyahoga, and Trumbull are the only counties in MBC’s market area with unemployment rates above the national average as of December 2021. With a 4.2% decrease on a year-over-year basis, Cuyahoga County experienced the most significant change in the unemployment rate from December 2020 to December 2021.

MBC is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

Lending — Loan Portfolio Composition and Activity. The Bank makes residential and commercial mortgage, home equity lines of credit, secured and unsecured consumer installment, commercial and industrial, and real estate construction loans for owner-occupied, non-owner occupied, multifamily, and income-producing properties. The Bank’s Credit Policy aspires to a loan composition mix consisting of approximately 25% to 50% consumer purpose transactions, including residential real estate loans, home equity loans, and other consumer loans. The Policy is also designed to provide for 55% to 70% of total loans as business-purpose commercial loans and business and consumer credit card accounts of up to 5% of total loans.

Lending Limit Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the Bank’s primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2021, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $21.5 million.

The Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans, and Small Business Administration loans for qualified businesses. A portion of the Bank’s commercial loans is designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases, and leasing. These loans are still secured by real estate to provide the Bank with an extra security measure. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The Bank’s consumer installment loans include secured and unsecured loans to individual borrowers for various purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

The following table presents maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

		Due after one	Due after five
	Due in one	years through	years through	Due after
	year or less	five years	fifteen years	fifteen years	Total
(Dollars in thousands)
Commercial real estate:
Owner occupied	$7,668	$20,568	$61,699	$21,535	$111,470
Non-owner occupied	23,999	76,549	145,395	37,675	283,618
Multifamily	5,588	7,296	12,129	6,176	31,189
Residential real estate	545	4,375	38,472	196,697	240,089
Commercial and industrial	18,090	72,643	39,027	19,052	148,812
Home equity lines of credit	796	6,142	19,344	78,073	104,355
Construction and other	6,799	18,205	16,887	12,257	54,148
Consumer installment	5,678	2,099	233	-	8,010

	$69,163	$207,877	$333,186	$371,465	$981,691

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows the dollar amount of all loans due after December 31, 2022 that have predetermined interest rates and the dollar amount of all loans due after December 31, 2022 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial real estate:
Owner occupied	$34,941	$68,861	$103,802
Non-owner occupied	112,781	146,838	259,619
Multifamily	7,242	18,359	25,601
Residential real estate	81,905	157,639	239,544
Commercial and industrial	93,921	36,801	130,722
Home equity lines of credit	18	103,541	103,559
Construction and other	4,347	43,002	47,349
Consumer installment	2,332	-	2,332

	$337,487	$575,041	$912,528

Residential Real Estate Loans A significant portion of the Bank’s lending consists of origination of residential loans secured by 1-4 family real estate located in Ashtabula, Cuyahoga, Delaware, Franklin, Geauga, Madison, Portage, Summit, and Trumbull counties. Residential real estate loans approximated $240.1 million or 24.5% of the Bank’s total loan portfolio on December 31, 2021.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 76.1% of the residential mortgage loan portfolio has an adjustable rate and is secured by 1-4 family real estate on December 31, 2021. The Bank originates variable-rate and fixed-rate, single-family mortgage loans. Generally, the fixed-rate mortgage loans are underwritten according to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines and sold to the agency. Upon the sale to Freddie Mac, the servicing rights are retained and are done so in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers, and otherwise servicing the loans it sells and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

On December 31, 2021, residential real estate loans of approximately $1.6 million were non-accruing, representing 0.7% of the residential real estate loan portfolio. On December 31, 2020, residential real estate loans of approximately $2.5 million were non-accruing on that date, representing 1.1% of the residential mortgage loan portfolio.

Home Equity Lines of Credit Home equity lines of credit comprise variable-rate home equity lines of credit as well as closed-end home equity installment loans. The Bank’s home equity credit policy generally allows for a loan of up to 85% of the combined loan-to-value ratio (CLTV) when we have the first lien or the HELOC is in the first position, less the principal balance of the outstanding first mortgage loan. The policy also allows a maximum 80% CLTV for a HELOC, where we do not have the first lien position. The Bank’s home equity loans generally have terms of 20 years. The credit performance of most of the home equity lines of credit portfolio where we hold the first lien position is superior to the portion of the portfolio where we have the second lien position but do not hold the first lien. Lien position information is generally determined at the time of origination and monitored ongoing for risk management purposes.

On December 31, 2021, the Bank had approximately $104.4 million in its home equity lines of credit portfolio, representing 10.6% of total loans. On December 31, 2021, home equity lines of credit of approximately $121,000 were non-accruing and represented 0.1% of the home equity lines of credit portfolio. On December 31, 2020, the Bank had approximately $112.5 million in its home equity lines of credit portfolio, representing 10.2% of total loans. On December 31, 2020, home equity lines of credit of approximately $422,000 were non-accruing and represented 0.4% of the home equity lines of credit portfolio

Commercial and Commercial Real Estate Loans

The Bank’s commercial and commercial real estate loan services include:

•	accounts receivable, inventory and	•	short-term notes
	working capital loans	•	selected guaranteed or subsidized loan programs
•	renewable operating lines of credit		for small businesses
•	loans to finance capital equipment	•	loans to professionals
•	term business loans	•	commercial real estate loans
•	demand lines of credit

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, non-owner occupied business properties, multi-family residential properties, and income-producing or farm properties. Although the Bank makes agricultural loans, it currently does not have a significant amount of agricultural loans. The primary risks of commercial real estate loans are loss of income of the owner or lessee of the property and the inability of the market to sustain rent levels. Although commercial loans generally bear more risk than single-family residential mortgage loans, they tend to be higher-yielding, have shorter terms and provide for interest-rate adjustments. Accordingly, commercial loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio composed strictly of residential real estate mortgage loans.

Although a risk of nonpayment exists for all loans, certain specific risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate cash flow sufficient to repay the loan. The Bank’s Credit Policy provides that commercial loan applications must be supported by documentation indicating cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns for at least three years must be submitted, and annual reviews are required for business purpose relationships of $750,000 or more. Ongoing financial information is generally required for any commercial relationship where the exposure is $250,000 or more.

The fair value of commercial loan collateral must exceed the Bank’s exposure. For this purpose, fair value is determined by independent appraisal or the loan officer’s estimate, employing guidelines established by the Credit Policy. Loans not secured by real estate generally have terms of five years or fewer unless guaranteed by the U.S. Small Business Administration or other governmental agencies, and term loans secured by collateral having a useful life exceeding five years may have longer terms. The Bank’s Credit Policy allows for terms of up to 20 years for loans secured by commercial real estate and one year for business lines of credit. The maximum LTV ratio for commercial real estate loans is 80% of the appraised value or cost, whichever is less.

Real estate is commonly a material component of collateral for the Bank’s loans, including commercial loans. Although the expected source of repayment is generally the operations of the borrower’s business or personal income, real estate collateral provides an additional security measure. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, a concentration of loans within a limited geographic area, and pandemic-related effects.

On December 31, 2021, commercial and commercial real estate loans totaled $575.1 million, or 58.6% of the Bank’s total loan portfolio. Commercial and industrial loans include $34.1 million in Paycheck Protection Program (“PPP”) loans, which provide relief to small businesses affected by the COVID-19 pandemic. On December 31, 2021, commercial and commercial real estate loans of approximately $3.0 million were non-accruing and represented 0.5% of the commercial and commercial real estate loan portfolios. On December 31, 2020, commercial and commercial real estate loans totaled $684.2 million, or 62.0% of the Bank’s total loan portfolio. Commercial and industrial loans include $116.1 million in Paycheck Protection Program (“PPP”) loans, which provide relief to small businesses affected by the COVID-19 pandemic. On December 31, 2020, commercial and commercial real estate loans of approximately $4.7 million were non-accruing and represented 0.7% of the commercial and commercial real estate loan portfolios.

Construction and Other

The Bank originates several different types of loans that it categorizes as construction loans, including:
•	residential construction loans to borrowers who will occupy the premises upon completion of construction,
•	residential construction loans to builders,
•	commercial construction loans, and
•	real estate acquisition and development loans.

Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The Bank’s fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows the completion of the construction phase of the loan. It is the norm for the Bank to make residential construction loans without an existing written commitment for permanent financing. The Bank’s Credit Policy provides that the Bank may make construction loans with terms for up to one year, with a maximum LTV ratio for residential construction of 80%. The Bank also offers residential construction-to-permanent loans with a twelve-month construction period followed by 30 years of permanent financing.

On December 31, 2021, real estate construction loans totaled $54.1 million, or 5.5% of the Bank’s total loan portfolio. There were no loans in the construction and other portfolio that were 90 days delinquent or non-accruing on that date. On December 31, 2020, real estate construction and other loans totaled $63.6 million, or 5.8% of the Bank’s total loan portfolio. There were no loans in the construction and other portfolio that were 90 days delinquent or non-accruing on that date.

Consumer Installment Loans The Bank’s consumer installment loans include secured and unsecured loans to individual borrowers for various purposes, including personal, home improvement, revolving credit lines, automobiles, boats, and recreational vehicles. The Bank does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans. The Bank maintains a higher loan loss allowance for consumer loans while maintaining strict credit guidelines when considering consumer loan applications.

According to the Bank’s Credit Policy, consumer loans secured by collateral other than real estate generally may have terms of up to five years, and unsecured consumer loans may have terms up to three years. Real estate security is typically required for consumer loans having terms exceeding five years.

On December 31, 2021, the Bank had approximately $8.0 million in its consumer installment loan portfolio, representing 0.8% of total loans. On December 31, 2021, consumer installment loans of approximately $182,000 were non-accruing and represented 2.3% of the consumer installment loan portfolio. On December 31, 2020, the Bank had approximately $9.8 million in its consumer installment loan portfolio, representing 0.9% of total loans. On December 31, 2020, consumer installment loans of approximately $224,000 were non-accruing and represented 2.3% of the consumer installment loan portfolio

Loan Solicitation and Processing Loan originations are developed from several sources, including continuing business with depositors, other borrowers, real estate builders, solicitations by Bank personnel, and walk-in customers.

When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the borrower's creditworthiness, as applicable to each loan type. The Bank’s underwriting guidelines are set by senior management and approved by the Board of Directors. The Credit Policy specifies each officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to an Officer’s Loan Committee, which can approve loans up to $4,000,000. The Board of Directors’ Loan Committee acts as approval authority for exposures over $4,000,000 and up to $7,500,000. Loans exceeding $7,500,000 require approval from the entire Board of Directors.

Income from Lending Activities The Bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The Bank also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements discusses how loan fees and income are recognized for financial reporting purposes.

Mortgage Banking Activity The Bank originates residential loans secured by first-lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2021, the Bank recorded gains of $1.2 million on the sale of $35.1 million in loans receivable originated for sale. During the year ended December 31, 2020, the Bank recorded gains of $1.5 million on the sale of $44.3 million in loans receivable originated for sale. These loans were sold on a servicing-retained basis to Freddie Mac.

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

Income from these activities will vary from period to period with the volume and type of loans originated and sold, which depends on prevailing mortgage interest rates and their effect on the demand for loans in the Bank’s market area.

Nonperforming Loans Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and repayment cannot be expected within a reasonable time, or a repayment agreement is not entered into, required notice of foreclosure or repossession proceedings may be prepared by the Bank’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The Bank also collects late charges on commercial loans.

When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as OREO until it is sold. When a property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value, less anticipated cost to sell. If fair value, less cost to sell, is less than carrying value, then carrying value is reduced through the allowance for loan and lease losses (“ALLL”) immediately before booking as OREO. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. OREO is appraised during the foreclosure process, before acquisition when possible. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

The Bank undertakes a regular review of the loan portfolio to assess its risks, particularly the risks associated with the commercial loan portfolio.

Classified Assets FDIC regulations governing classification of assets require nonmember commercial banks — including the Bank — to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. The regulations are designed to encourage management to evaluate assets on a case-by-case basis, discouraging automatic classifications. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make the collection of principal in full — based on currently existing facts, conditions, and values — highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the above categories but that possess some potential weakness are required to be designated “special mention” by management.

When an FDIC-insured institution classifies assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off that amount. An Ohio nonmember bank’s determination about the classification of its assets and the amount of its allowances is subject to review by the FDIC and the Ohio Division of Financial Institutions (the “ODFI”), which may order the establishment of additional loss allowances. Management also employs an independent third party to semi-annually review and validate the internal loan review process and loan classifications.

Investments Investment securities provide a return on residual funds after lending activities. Investments may be in federal funds sold, corporate securities, U.S. Government and agency obligations, state and local government obligations, government-guaranteed mortgage-backed securities, or subordinated debt of other financial institutions. The Bank generally does not invest in securities rated less than investment grade by a nationally recognized statistical rating organization. Ohio law prescribes the kinds of investments an Ohio-chartered bank may make. Permitted investments include local, state, and federal government securities, mortgage-backed securities, and securities of federal government agencies. An Ohio-chartered bank also may invest up to 10% of its assets in corporate debt and equity securities or a higher percentage in certain circumstances. Ohio law also limits to 15% of capital, the amount an Ohio-chartered bank may invest in the securities of any one issuer, other than local, state, and federal government and federal government agency issuers and mortgage-backed securities issuers. These provisions have not been a material constraint upon the Bank’s investment activities.

All securities-related activity is reported to the Bank’s Board of Directors. General changes in investment strategy are required to be reviewed and approved by the board. Senior management can purchase and sell securities per the Bank’s stated investment policy.

Management determines the appropriate classification of securities at the time of purchase. At this time, the Bank has no securities classified as held to maturity. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available for sale. Available-for-sale securities are reflected on the balance sheet at their fair value.

The contractual maturity of investment debt securities is as follows:

	December 31, 2021
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
Subordinated debt	$-	-	$-	-	$32,300	4.79%	$-	-	$32,300	4.79%	$32,537
Obligations of states and political subdivisions:
Taxable	-	-	500	5.30%	-	-	-	-	500	5.30%	502
Tax-exempt **	-	-	1,179	4.43%	6,793	3.86%	114,905	2.96%	122,877	3.03%	126,843
Mortgage-backed securities in
government-sponsored entities	-	-	36	2.98%	1,869	2.00%	8,235	2.00%	10,140	2.00%	10,317
Total	$-	-	$1,715	4.65%	$40,962	4.51%	$123,140	2.90%	$165,817	3.32%	$170,199

** Tax-equivalent yield calculated using a 21% tax rate

Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, could have the right to call or prepay obligations with or without call or prepayment penalties.

Yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis. The average yield is determined based on the current book price and projected yield of each investment category, assuming the yield to call or maturity.

As of December 31, 2021, the Bank held 43,994 shares of $100 par value Federal Home Loan Bank (“FHLB”) of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only to the FHLB or to another member institution. Member institutions must maintain a minimum stock investment in the FHLB based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock on December 31, 2021, was $4.4 million.

Sources of Funds —Deposit accounts are a significant source of funds for the Bank. The Bank offers many deposit products to attract commercial and regular consumer checking and savings customers, including standard and money market savings accounts, NOW accounts, a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months, and brokered deposits. These accounts earn interest at rates established by management based on liquidity, competitive market factors, and management’s desire to increase certain types or maturities. The Bank also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

The following table shows on a consolidated basis the amount of uninsured time deposits as of December 31, 2021, including certificates of deposit, by the time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$7,506	22.46%
Beyond three but within six months	4,778	14.30%
Beyond six but within twelve months	10,463	31.31%
Beyond one year	10,672	31.94%

Total	$33,419	100.00%

The following table shows on a consolidated basis the amount of uninsured deposits as of December 31, 2021 by category:

	December 31,	December 31,
	2021	2020	$ change	% change

Noninterest-bearing demand	$118,231	$102,544	$15,687	15.3%
Interest-bearing demand	67,541	74,163	(6,622)	-8.9%
Money market	108,771	125,403	(16,632)	-13.3%
Savings	36,150	48,771	(12,621)	-25.9%
Time	33,419	74,891	(41,472)	-55.4%
Total deposits	$364,112	$425,772	$(61,660)	-14.5%

Borrowings, deposits, and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement on some investments and loan balances. On December 31, 2021, MBC had no FHLB borrowings outstanding. The Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

Competition

The banking and financial services industry is highly competitive. We compete with many financial institutions within our markets, including local, regional, and national commercial banks and credit unions. We also compete with brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, fintech companies, and other financial intermediaries for some of our products and services. Some of our competitors are not currently subject to the regulatory restrictions and the level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger, have more significant resources than we do, and compete aggressively. These competitors attempt to gain market share through their financial product mix, pricing strategies, and banking center locations.

Other important standard competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive, concerning fees charged, interest rates, and pricing, we believe that the Bank’s commitment to personal service, innovation, and involvement in the communities that the Bank serves, are factors that contribute to the Bank’s competitive advantage and will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Personnel and Human Capital Resources

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements, and educational reimbursement programs. Reimbursement is available to employees enrolled in a pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events employees attend in connection with their job duties.

The safety, health, and wellness of our employees is a top priority. The Company continued to prioritize the health and safety of clients and associates in 2021, although without the significant disruptions to our workforce that occurred in 2020. Banking centers offered drive- through services without interruption, while lobbies were fully open and accessible to clients. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum, and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages, and providing valuable fringe benefits aids in the retention of our top-performing employees.

As of December 31, 2021, the Bank had 185 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

Supervision and Regulation

The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could materially affect the business and prospects of the Company.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. The Company must file annual reports and other information with the Federal Reserve. The bank subsidiary is an Ohio-chartered commercial bank. As a state-chartered, nonmember bank, the bank is primarily regulated by the FDIC and the Ohio Division of Financial Institutions.

The Company and The Middlefield Banking Company are subject to federal banking laws, and the Company is also subject to Ohio bank law. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Bank is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The Bank must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly held in the form of vault cash or a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.

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

The Federal Reserve will not approve an acquisition, merger, or consolidation that would have a substantially anticompetitive result unless the anticompetitive effects of the proposed transaction are outweighed by a greater public interest in satisfying the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in its review of acquisitions and mergers.

Additionally, the Bank Holding Company Act, the Change in Bank Control Act, and the Federal Reserve Board’s Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as the Company does, or if no other person owns a greater percentage of the class of voting securities, control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Approval of the Ohio Division of Financial Institutions is also necessary to acquire control of an Ohio-chartered bank.

Nonbanking Activities With some exceptions, the Bank Holding Company Act generally prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve nonbank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely associated with the business of banking, the Federal Reserve considers whether the performance of the actions by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

Financial Holding Companies On November 12, 1999, the Gramm-Leach-Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities in which a bank holding company may engage while preserving existing authority for bank holding companies to engage in activities closely related to banking. The legislation creates a new category of holding company called a “financial holding company.” Financial holding companies may engage in any activity that is:

•	financial in nature or incidental to that financial activity, or
•	complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Activities that are financial include:

•	acting as principal, agent, or broker for insurance,
•	underwriting, dealing in, or making a market in securities, and
•	providing financial and investment advice.

The Federal Reserve Board and the Secretary of the Treasury have the authority to decide that other activities are also financial or incidental to financial activity, taking into account, among others, changes in technology, changes in the banking marketplace, and competition for banking services. The Company is engaged solely in activities that were permissible for a bank holding company before the enactment of the Gramm-Leach-Bliley Act. Federal Reserve Board rules require that all depository institution subsidiaries of a financial holding company be and remain well capitalized and well managed. If all depository institution subsidiaries of a financial holding company do not remain well capitalized and well managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days. In the meantime, the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval, and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities. If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary.

Holding Company Capital and Source of Strength The Federal Reserve considers the adequacy of a bank holding company’s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level.

The Federal Reserve has issued regulations under the Bank Holding Company Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity. Under this requirement, we are expected to commit resources to support our Bank, including when we may not be in a financial position to provide such help.

Our Company is a legal entity separate and distinct from its bank subsidiary. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Federal Reserve policy provides that a bank holding company should not pay dividends unless (1) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fund the dividends fully, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before materially increasing dividends. The Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

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

Under regulations promulgated by the federal bank regulators, U.S. banking organizations are subject to comprehensive capital standards that require the maintenance of common equity Tier 1 capital, Tier 1 capital, and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is composed of capital instruments and related surplus meeting specified requirements. It may include cumulative preferred stock and long-term, perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). During the first quarter of 2015, the Company exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk-weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher capital levels are required for asset categories believed to present more significant risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first-lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to particular past-due loans and high volatility commercial real estate loans.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer: consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2021, the Bank exceeded the regulatory requirement for the “capital conservation buffer.”

The FDIC also employs a market risk component in calculating capital requirements for nonmember banks. The market risk component could require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The FDIC’s evaluation of an institution’s capital adequacy takes into account a variety of other factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution’s earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities, and a variety of other factors.

Accordingly, the FDIC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or excessive levels of risk. Moreover, although the FDIC does not impose explicit capital requirements on holding companies of institutions regulated by the FDIC, the FDIC can take account of the degree of leverage and risks at the holding company level. If the FDIC determines that the holding company (or another affiliate of the institution regulated by the FDIC) has an excessive degree of leverage or is subject to undue risks, the FDIC may require the subsidiary institution(s) to maintain additional capital or the FDIC may impose limitations on the subsidiary institution’s ability to support its weaker affiliates or holding company.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) required that the community bank leverage ratio be temporarily lowered to 8%.  The FDIC issued an interim final rule, effective on April 23, 2020, that implements a temporary 8% community bank leverage ratio requirement, as mandated by the CARES Act. Under the interim final rule, a community banking organization that temporarily fails to meet any of the qualifying criteria, including the 8% community bank leverage ratio requirement, generally will still be considered well-capitalized provided that the banking organization maintains a leverage ratio equal to 7% or greater. A banking organization that ceases to be a qualifying institution after the end of the grace period or reports a leverage ratio of less than 7% must comply with the generally applicable capital requirements and file the appropriate regulatory reports.  The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for 2021 and 9% after that.

Prompt Corrective Action. To resolve the problems of undercapitalized financial institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total capital ratio, its Tier 1 capital ratio, its common equity Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To be considered well-capitalized for purposes of the prompt corrective action rules, a bank must maintain total risk-based capital of 10.0% or greater, Tier 1 risk-based capital of 8.0% or greater, common equity Tier 1 capital of 6.5% or greater, and leverage capital of 5.0% or greater. An institution with a capital level that might qualify for well-capitalized or adequately capitalized status may nevertheless be treated as though it were in the next lower capital category if its primary federal banking supervisory authority determines an unsafe or unsound condition or practice warrants that treatment.

A financial institution’s capital classification can significantly affect its operations under the prompt corrective action rules. For example, an institution that is not well-capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval, which can harm the bank’s liquidity. An insured depository institution is subject to additional restrictions at each successively lower capital category. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will satisfy its plan obligations. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and certain other indebtedness of the subsidiary bank. If bankruptcy of a bank holding company occurs, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment. Bank regulatory agencies generally must appoint a receiver or conservator shortly after an institution becomes critically undercapitalized. For a complete discussion of the Company and the Bank’s actual capital amounts and ratios, refer to Note 17 of the “Notes to Consolidated Financial Statements” of this Annual Report.

Limits on Dividends and Other Payments The Company’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the bank. Ohio bank law and FDIC policy are consistent, providing that banks generally may rely solely on current earnings to pay dividends. Under Ohio Revised Code section 1107.15(B), a dividend may be declared from surplus, meaning additional paid-in capital, with the approval of (x) the Ohio Superintendent of Financial Institutions and (y) the holders of two-thirds of the bank’s outstanding shares. Superintendent approval is also necessary to pay a dividend if the total of all cash dividends in a year exceeds the sum of (x) net income for the year and (y) retained net income for the two preceding years. Relying on 12 U.S.C. 1818(b), the FDIC may restrict a bank’s ability to pay a dividend if the FDIC has reasonable cause to believe that the dividend would constitute an unsafe and unsound practice. The FDIC’s capital maintenance requirements and prompt corrective action rules may also affect a bank's ability to pay dividends. A bank may not pay a dividend if the bank is undercapitalized or if payment would cause the bank to become undercapitalized.

A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fund the dividends fully and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

●
The ability of a borrower of a federally backed mortgage loan experiencing financial hardship due to the COVID-19 pandemic to request forbearance from paying the mortgage by submitting a request to the borrower’s servicer affirming the borrower’s financial hardship during the COVID-19 emergency. Federally backed mortgage loans include single-family (1-4 units) residential mortgage loans owned or securitized by Fannie Mae or Freddie Mac or insured, guaranteed, or otherwise assisted by the federal government. The term includes mortgages insured by the Federal Housing Administration and the Department of Veterans Affairs and the Department of Agriculture’s direct and guaranteed loans.

Although the CARES Act established forbearance protection through December 31, 2020, the Biden administration extended the program for mortgages insured by the Federal Housing Administration, the Department of Veterans Affairs, and for the Department of Agriculture’s direct and guaranteed loans until June 30, 2021. The Federal Housing Finance Agency extended the program for residential mortgage loans owned or securitized by Fannie Mae or Freddie Mac through June 30, 2021. During the forbearance, no fees, penalties, or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.

●
The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the borrower's request. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties, or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times the organization’s average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or notifies the lender no loan forgiveness is allowed.

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

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law, expanding the authority to make loans under the PPP through March 31, 2021, and revising specific PPP requirements. The Economic Aid Act expands PPP eligibility to include eligible 501(c)(6) organizations, housing cooperatives, and direct marketing organizations and provides greater flexibility for businesses with seasonal employees. The Economic Aid Act also permits a second round of funding for specific borrowers who have already received a PPP loan. As of December 31, 2021, the Company had $212.6 million in PPP loan originations with the SBA's forgiveness of $178.4 million.

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

Sarbanes-Oxley Act of 2002 The goals of the Sarbanes-Oxley Act enacted in 2002 are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures made under the securities laws. The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies that file periodic reports with the SEC under the Securities Exchange Act of 1934. The Act has an impact on a wide variety of corporate governance and disclosure issues, including the composition of audit committees, certification of financial statements by the chief executive officer and the chief financial officer, forfeiture of bonuses and profits made by directors and senior officers in the 12 months covered by restated financial statements, a prohibition on insider trading during pension plan black-out periods, disclosure of off-balance-sheet transactions, a prohibition on personal loans to directors and officers (excluding FDIC-insured financial institutions), expedited filing requirements for stock transaction reports by officers and directors, the formation of a public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

Deposit Insurance The Deposit Insurance Fund of the FDIC insures deposits at insured depository institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 based upon the ownership rights and capacities in which deposit accounts are maintained at the Bank. Banks' premium for deposit insurance is based upon a risk classification system established by the FDIC.

Effective July 1, 2016, the FDIC changed the way banks are assessed for deposit insurance. The FDIC has eliminated the risk categories for “small banks”, such as the Bank, that have been FDIC insured for at least five years and have less than $10 billion in total assets, and assessments are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) for established small banks with CAMELS 1 or 2 ratings has been reduced to 1.5 to 16 basis points and the maximum assessment rate for established small banks with CAMELS 3 through 4 ratings is 40 basis points.

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

The Bank’s authority to extend credit to insiders — meaning executive officers, directors and greater than 10% stockholders — or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. In addition, the aggregate of all loans to all insiders may not exceed the Bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any “interested” director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions.

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

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The criteria consider a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers.

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

Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements. The Real Estate Settlement Procedures Act also prohibits abusive practices that increase borrowers’ costs, such as kickbacks and fee splitting without providing settlement services.

Privacy. Under the Gramm-Leach-Bliley Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 includes many provisions concerning national credit reporting standards and permits consumers to opt out of information sharing for marketing purposes among affiliated companies.

In November, 2021, the FDIC, the OCC and the Federal Reserve Board issued a final rule requiring banking organizations that experience a computer-security incident to notify a bank’s primary federal bank regulator. Compliance begins May 1, 2022. A computer-security incident occurs when there is violation or imminent threat of a violation to banking security policies and procedures, or when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify their customers of a computer-security incident.

State Banking Regulation As an Ohio-chartered bank, The Middlefield Banking Company is subject to regular examination by the Ohio Division of Financial Institutions. State banking regulation affects the internal organization of the bank as well as its savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The Ohio Division of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist, it may take possession and control of an Ohio-chartered bank.

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

The Company has established and maintains a system of internal controls that provides management with information on a timely basis and allows for the monitoring of compliance with operational standards. These systems have been designed to manage operational risks at an appropriate, cost-effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Losses from operational risks may still occur, however, including losses from the effects of operational errors.

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

Our most important source of funds is deposits. As of December 31, 2021, approximately $633.7 million, or 54.3%, of our total deposits were negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Additional liquidity is provided by our ability to borrow from the Federal Home Loan Bank of Cincinnati, and the Federal Reserve Bank of Cleveland. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

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

The value of our goodwill and core deposit intangible assets may decline in the future. As of December 31, 2021, we had $16.5 million of goodwill and core deposit intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and core deposit intangible assets. If we were to conclude that a future write-down of goodwill and core deposit intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Economic and Market Conditions

The economic impact of the ongoing COVID-19 outbreak could adversely affect our financial condition and results of operations. The ongoing COVID-19 pandemic and measures taken to limit COVID-19’s spread adversely affect our business, customers, employees, and third-party service providers.

COVID-19 has negatively impacted global, national and local economies, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence, generally. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities and may result in similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The pandemic could also affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income. The extent of the impact of COVID-19, including the rise of new strains, on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

-
government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure;

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

Even after COVID-19 has subsided, the U.S. economy will likely require time to recover, the length of which is unknown and during which the U.S. may experience a recession or market correction. We may continue to experience materially adverse impacts to our business as a result of any such recession or market correction.

We continue to closely monitor COVID-19 and related risks as they evolve. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have. The ultimate impact of the outbreak, the permanence of operating conditions that developed during the pandemic, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume are highly uncertain and subject to change. The effects could have a material impact on our results of operations and heighten many of the other risk factors identified in this item

The Company operates in a highly competitive industry and market area. The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. Our profitability depends upon our continued ability to successfully compete in our market areas. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

-	the ability to develop, maintain, and build long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

-	the ability to expand the Company’s market position;

-	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

-	the rate at which the Company introduces new products and services relative to its competitors;

-	customer satisfaction with the Company’s level of service; and

-	industry and general economic trends

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

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern and central Ohio, particularly Ashtabula, Cuyahoga, Delaware, Franklin, Geauga, Madison, Portage, Summit, and Trumbull Counties. A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely lead to deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. Borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for the Company’s investment securities and other interest-earning assets.

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

A transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts could negatively affect the value of various financial contracts. In July 2017, the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently in November 2020 the FCA proposed end dates immediately following the December 31, 2021 publication for the one-week and two-month LIBOR settings, and the June 30, 2023 publication for other LIBOR tenors. These announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after December 31, 2021 or June 30, 2023, as applicable. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, a general consensus exists that in the U.S. the Secured Overnight Financing Rate (SOFR) index will be an acceptable alternative to LIBOR. The language in our LIBOR-based contracts and financial instruments have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, our LIBOR-based contracts and financial instruments may provide a procedure for selecting a substitute index or indices for the calculation of interest rates. The implementation of a substitute index or indices for the calculation of interest rates under our LIBOR-based contracts and financial instruments may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. Rising commercial real estate lending concentrations may expose institutions like the Bank to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. In addition, institutions that are exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are encouraged to identify and monitor credit concentrations and enhance risk management systems. At December 31, 2021, non-owner occupied commercial real estate loans (including construction, land, and land development loans) represent 255.5% of total risk-based capital and the Bank’s commercial real estate loan portfolio has increased by approximately 16.2% during the prior 36 months. Construction, land, and land development loans represent 36.1% of total risk-based capital as of December 31, 2021. Management has extensive experience in commercial real estate lending. Management has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

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

Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to the Company. As of December 31, 2021, MBC could have declared dividends of approximately $7.9 million in the aggregate to the Company. The Company cannot assure you that subsidiary bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure you that the Company will be able to continue paying regular, quarterly cash dividends.

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

The effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities had a destabilizing effect on financial markets and economic activity during 2020, continuing through 2021.  In addition, coronavirus and the extent to which it has spread has affected, and may continue to affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities.  The continuation of the coronavirus pandemic has the potential to negatively impact our and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

Item1B — Unresolved Staff Comments

Not applicable.

Item2 — Properties

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

On December 31, 2021, the net book value of the Bank’s investment in premises and equipment totaled $17.3 million.

Item3 — Legal Proceedings

From time to time, the Company and the subsidiary bank are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the Company's financial condition or the subsidiary bank, either individually or in the aggregate.

Item4 — Mine Safety Disclosures

Not applicable.

Part II

Item5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Details of repurchases of Company common stock during the fourth quarter of 2021 are included in the following table:

2021 period In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program

October 1- October 31	74,242	$24.14	328,039	179,655
November 1- November 30	63,678	$26.05	391,717	115,977
December 1- December 31	28,426	$24.99	420,143	87,551
Total	166,346	$25.05

Our common stock is traded on the NASDAQ Capital Market under the symbol “MBCN.” At the close of business on December 31, 2021, there were approximately 949 shareholders of record. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has consistently declared cash dividends on our common stock. Any dividends declared and paid in the future would depend upon several factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurance can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipts of dividends from the Bank, which are restricted by banking regulations.

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Return on Equity and Assets” and “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2021 Annual Report to Shareholders and is incorporated herein by reference.

Item6 — Selected Financial Data

Not applicable.

Item7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Annual Report to Shareholders and is incorporated herein by reference.

Item7A — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. (PCAOB: 00074) appear in the Company’s 2021 Annual Report to Shareholders and are incorporated herein by reference.

Item9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item9B — Other Information

None

Part III

Item10 — Directors, Executive Officers, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

The Company’s Code of Ethics is available on the corporate website https://www.middlefieldbank.bank/uploads/userfiles/files/documents/Code-of-Ethics.pdf. In addition, any future amendments to, or waivers from, a provision of the Code of Ethics that applies to the Company’s directors or executive officers (including the Chief Executive Officer and Principal Financial and Accounting Officer) will be posted on this internet address.

Item11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

Item12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

Item13 — Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

Item14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

Part IV

Item15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements:
Consolidated Financial Statements as of December 31, 2021 and 2020 and for each of the two years in the period ended December 31, 2021:
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

(b) Exhibits Required by Item601 of RegulationS-K

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
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	[reserved]

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6**	Compensation Agreement between Middlefield Banc Corp. and Michael C. Ranttila	filed herewith

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002
10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	[reserved]

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

13	Portions of Annual Report to Shareholders for the year ended December 31, 2020 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas G. Caldwell	March 15, 2022
Thomas G. Caldwell
President, Chief Executive Officer, and Director

/s/ Donald L. Stacy	March 15, 2022
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 15, 2022
Carolyn J. Turk, Director

/s/ James R. Heslop, II	March 15, 2022
James R. Heslop, II, Executive Vice President,
Chief Operating Officer, and Director

/s/ Kenneth E. Jones	March 15, 2022
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 15, 2022
James J. McCaskey, Director

/s/ William J. Skidmore	March 15, 2022
William J. Skidmore, Chairman of the Board

/s/ Kevin A. DiGeronimo	March 15, 2022
Kevin A. DiGeronimo, Director

/s/ Darryl E. Mast	March 15, 2022
Darryl E. Mast, Director

/s/ Thomas W. Bevan	March 15, 2022
Thomas W. Bevan, Director

/s/ Michael C. Voinovich	March 15, 2022
Michael C. Voinovich, Director