Form 10-Q
period 2022-03-31
MIDDLEFIELD BANC CORP
filed 2022-05-10
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Outstanding at May 10, 2022: 5,856,305

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Cash and due from banks	$78,804	$97,172
Federal funds sold	29,474	22,322
Cash and cash equivalents	108,278	119,494
Equity securities, at fair value	851	818
Investment securities available for sale, at fair value	175,216	170,199
Loans held for sale	9	1,051
Loans:
Commercial real estate:
Owner occupied	113,590	111,470
Non-owner occupied	293,745	283,618
Multifamily	29,385	31,189
Residential real estate	244,747	240,089
Commercial and industrial	131,683	148,812
Home equity lines of credit	106,300	104,355
Construction and other	50,152	54,148
Consumer installment	8,118	8,010
Total loans	977,720	981,691
Less: allowance for loan and lease losses	14,492	14,342
Net loans	963,228	967,349
Premises and equipment, net	17,142	17,272
Goodwill	15,071	15,071
Core deposit intangibles	1,326	1,403
Bank-owned life insurance	17,166	17,060
Other real estate owned	6,992	6,992
Accrued interest receivable and other assets	18,019	14,297

TOTAL ASSETS	$1,323,298	$1,331,006

LIABILITIES
Deposits:
Noninterest-bearing demand	$361,251	$334,171
Interest-bearing demand	162,010	196,308
Money market	187,807	177,281
Savings	264,784	260,125
Time	191,320	198,725
Total deposits	1,167,172	1,166,610
Other borrowings	12,975	12,901
Accrued interest payable and other liabilities	5,507	6,160
TOTAL LIABILITIES	1,185,654	1,185,671

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,347,526 and 7,330,548 shares issued; 5,873,565 and 5,888,737 shares outstanding	87,562	87,131
Retained earnings	86,804	83,971
Accumulated other comprehensive (loss) income	(6,674)	3,462
Treasury stock, at cost; 1,473,961 and 1,441,811 shares	(30,048)	(29,229)
TOTAL STOCKHOLDERS' EQUITY	137,644	145,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,323,298	$1,331,006

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,985	$12,167
Interest-earning deposits in other institutions	24	18
Federal funds sold	3	-
Investment securities:
Taxable interest	443	370
Tax-exempt interest	784	558
Dividends on stock	24	29
Total interest and dividend income	12,263	13,142

INTEREST EXPENSE
Deposits	726	1,205
Other borrowings	69	75
Total interest expense	795	1,280

NET INTEREST INCOME	11,468	11,862

Provision for loan losses	-	700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,468	11,162

NONINTEREST INCOME
Service charges on deposit accounts	914	787
Gain on equity securities	33	81
Earnings on bank-owned life insurance	106	226
Gain on sale of loans	3	592
Revenue from investment services	141	127
Other income	206	405
Total noninterest income	1,403	2,218

NONINTEREST EXPENSE
Salaries and employee benefits	4,386	4,254
Occupancy expense	505	564
Equipment expense	315	357
Data processing costs	682	786
Ohio state franchise tax	293	286
Federal deposit insurance expense	50	144
Professional fees	455	419
Net loss on other real estate owned	8	46
Advertising expense	228	221
Software amortization expense	48	80
Core deposit intangible amortization	77	80
Other expense	1,219	1,080
Total noninterest expense	8,266	8,317

Income before income taxes	4,605	5,063
Income taxes	772	896

NET INCOME	$3,833	$4,167

EARNINGS PER SHARE
Basic	$0.65	$0.65
Diluted	$0.65	$0.65

See accompanying notes to unaudited consolidated financial statements

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income	$3,833	$4,167

Other comprehensive loss:
Net unrealized holding loss on available-for-sale investment securities	(12,831)	(1,730)
Tax effect	2,695	363

Total other comprehensive loss	(10,136)	(1,367)

Comprehensive (loss) income	$(6,303)	$2,800

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2021	7,330,548	$87,131	$83,971	$3,462	$(29,229)	$145,335
Net income			3,833			3,833
Other comprehensive loss				(10,136)		(10,136)
Stock-based compensation, net	16,978	431				431
Treasury shares acquired (32,150)					(819)	(819)
Cash dividends ($0.17 per share)			(1,000)			(1,000)

Balance, March 31, 2022	7,347,526	$87,562	$86,804	$(6,674)	$(30,048)	$137,644

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2020	7,308,685	$86,886	$69,578	$4,284	$(16,938)	$143,810
Net income			4,167			4,167
Other comprehensive loss				(1,367)		(1,367)
Stock options exercised	10,650	94				94
Stock-based compensation, net	4,152	93				93
Treasury shares acquired (49,468)					(1,111)	(1,111)
Cash dividends ($0.16 per share)			(1,016)			(1,016)

Balance, March 31, 2021	7,323,487	$87,073	$72,729	$2,917	$(18,049)	$144,670

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,833	$4,167
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	-	700
(Gain) loss on equity securities	(33)	(81)
Loss on other real estate owned	-	20
Depreciation and amortization of premises and equipment, net	334	371
Software amortization expense	48	80
Financing lease amortization expense	3	78
Amortization of premium and discount on investment securities, net	150	80
Accretion of deferred loan fees, net	(805)	(1,394)
Amortization of core deposit intangibles	77	80
Stock-based compensation expense, net	117	-
Origination of loans held for sale	(350)	(12,458)
Proceeds from sale of loans	611	12,668
Gain on sale of loans	(3)	(592)
Earnings on bank-owned life insurance	(106)	(226)
Deferred income tax	(360)	(32)
(Increase) decrease in accrued interest receivable	(50)	353
Decrease in accrued interest payable	(2)	(135)
Other, net	(1,002)	(910)
NET CASH FROM OPERATING ACTIVITIES	2,462	2,769

CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	2,229	3,576
Purchases	(20,227)	(14,244)
Decrease (increase) in loans, net	5,710	1,179
Proceeds from the sale of other real estate owned	-	58
Proceeds from bank-owned life insurance	-	424
Net purchase of premises and equipment	(68)	(51)
Redemption of restricted stock	-	161
NET CASH FROM INVESTING ACTIVITIES	(12,356)	(8,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	562	227
Repayment of other borrowings	(65)	(4,010)
Stock options exercised	-	94
Repurchase of treasury shares	(819)	(1,111)
Cash dividends	(1,000)	(1,016)
NET CASH FROM FINANCING ACTIVITIES	(1,322)	(5,816)

Decrease in cash and cash equivalents	(11,216)	(11,944)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,494	112,417

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,278	$100,473

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended
	March 31,
	2022	2021
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$797	$1,379
Income taxes	-	-

Noncash investing transactions:
Transfers from loans held for sale to loans held for investment	$784	$-
Transfers from loans to other real estate owned	-	63
Finance lease assets added to premises and equipment	(139)	(67)
Noncash financing transactions:
Finance lease liabilities added to other borrowings funds	$139	$67

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Middlefield Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiaries, Middlefield Investments, Inc. (MI) and Middlefield Insurance Services. All significant inter-company items have been eliminated.

In the first quarter of 2022, MBC established a wholly owned subsidiary named Middlefield Insurance Services (MIS), headquartered in Middlefield, Ohio. This operating subsidiary exists to offer retail and business customers a variety of insurance services, including home, renter’s, automobile, pet, identity theft, travel, and professional liability insurance. At March 31, 2022, MIS’s assets consist of a cash account, a prepaid asset, and an accounts receivable. All significant inter-company items have been eliminated between MBC and this subsidiary.

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.  The interim consolidated financial statements include all adjustments (consisting of only ordinary recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for an entire year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected by the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. Management will continue to monitor model output throughout the deferral period.

CECL Adoption The Company continues to monitor the opportunity to early adopt ASC Topic 326, which replaces the current incurred loss approach for measuring credit losses with an expected loss model ("CECL"). CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. Expected results of adoption are challenging to foreshadow due to the evolving macroeconomic landscape. Early adoption of CECL is unlikely.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Update is effective for smaller reporting companies and all other entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) - Troubled Debt Restructurings (TDR) and Vintage Disclosures to update the TDR guidance and required vintage disclosures in ASC 326, based on implementation issues raised by stakeholders. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this ASU are effective for all entities upon adoption of ASU 2016-13.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

Per ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains and losses on loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 90.4% of the total revenue of the Company.

The main types of revenue within the scope of the standard are as follows:

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

Net gains (losses) on sale of other real estate owned (“OREO”) – Gains and losses are recognized after the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset includes the transfer of the property title, physical possession of the asset, and the buyer securing control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, and the payment terms, that the contract has an actual commercial substance and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset. Gains and losses on the sale of OREO are reported in the Consolidated Statement of Income.

Revenue from investment services – The Company earns investment services revenue through its servicing partnership with LPL Financial. The performance obligation to investment management customers is satisfied over time, and therefore, revenue is recognized over time.  The Company generally receives trailing investment services revenue in arrears and recognizes the revenue when the monthly statement is received.

The following table depicts the disaggregation of revenue derived from contracts with customers to represent the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended March 31,
Noninterest Income	2022	2021
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$201	$168
ATM banking fees	309	312
Service charges and other fees	404	307
Gain (loss) on equity securities (a)	33	81
Earnings on bank-owned life insurance (a)	106	226
Gain on sale of loans (a)	3	592
Revenue from investment services	141	127
Other income	206	405
Total noninterest income	$1,403	$2,218

Net loss on other real estate owned (b)	$8	$46

(a) Not within scope of ASC 606
(b) Recognized within noninterest expense

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no non-vested stock options outstanding as of March 31, 2022, and 2021.

There was no stock option activity during the three months ended March 31, 2022.

The following table presents the activity during the three months ended March 31, 2022, related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2022	76,933	$23.01
Granted	25,414	24.80
Vested	(13,524)	25.52
Nonvested at March 31, 2022	88,823	$23.01

Expected to vest as of March 31, 2022	54,124	$24.05

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $117,000 and $0 was recognized for the three-month periods ended March 31, 2022, and 2021, respectively. Vesting of shares under the plan is contingent on a combination of the service period and a market condition tied to the total shareholder return on the Company’s stock. The award recipient must maintain service with Middlefield Banc Corp. and its affiliates until the third anniversary of the award to satisfy the service condition. In addition, the market condition will be met if the average total shareholder annual return (“TSR”) on Middlefield Banc Corp. stock for the three subsequent years meets target for 2021 and 2022. The target TSR is 10%, capped at 125% of target, and reduced proportionally between 0% and 10%. A change in market conditions leads to adjustments to the probability of the market condition achievement, which results in changes in the liability and the compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $503,000 and $581,000 on March 31, 2022, and 2021, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of March 31, 2022 totals $887,000, of which $345,000 is estimated for the rest of 2022, $357,000 for 2023, $164,000 for 2024, and $20,000 for 2025.

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

	For the Three
	Months Ended
	March 31,
	2022	2021

Weighted-average common shares issued	7,338,283	7,315,574

Average treasury stock shares	(1,459,258)	(951,442)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	5,879,025	6,364,132

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	10,811	14,361

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	5,889,836	6,378,493

Outstanding on March 31, 2022, were 76,601 shares of restricted stock, 65,790 shares of which were anti-dilutive. There were no options to purchase shares of common stock outstanding as of March 31, 2022.

Outstanding on March 31, 2021, were 97,500 shares of restricted stock, 89,069 shares of which were anti-dilutive. There were no options to purchase shares of common stock outstanding as of March 31, 2021.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of March 31, 2022, the Company held 1,473,961 of the Company’s shares, which is an increase of 32,150 from the 1,441,811 shares held as of December 31, 2021.

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

		March 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,902	$10,080	$31,982
Obligations of states and political subdivisions	-	133,998	-	133,998
Mortgage-backed securities in government-sponsored entities	-	9,236	-	9,236
Total debt securities	-	165,136	10,080	175,216
Equity securities in financial institutions	851	-	-	851
Total	$851	$165,136	$10,080	$176,067

		December 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$20,337	$12,200	$32,537
Obligations of states and political subdivisions	-	127,345	-	127,345
Mortgage-backed securities in government-sponsored entities	-	10,317	-	10,317
Total debt securities	-	157,999	12,200	170,199
Equity securities in financial institutions	818	-	-	818
Total	$818	$157,999	$12,200	$171,017

Investment Securities Available for Sale - The Company obtains fair values from an independent pricing service which represent quoted prices for similar assets, fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level II). Level III securities are assets whose fair value cannot be determined by using observable measures. The inputs to the valuation methodology of these securities are unobservable and significant to the fair value measurement. Currently, this category includes certain subordinated debt investments that are valued based on the discounted cash flow approach assuming a yield curve of similarly structured instruments.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of specific financial instruments could result in a different estimate of fair value at the reporting date. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments following the respective reporting dates may be different from the amounts reported at each period-end.

Equity Securities - Equity securities that are traded on a national securities exchange are valued at their last reported sales price as of the measurement date. Equity securities traded in the over-the-counter (“OTC”) markets, and listed securities for which no sale was reported on that date are generally valued at their last reported “bid” price if held long and last reported “ask” price if sold short. To the extent equity securities are actively traded, and valuation adjustments are not applied, they are categorized in Level I of the fair value hierarchy.

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis.

(Dollar amounts in thousands)
Subordinated debt
Balance as of January 1, 2021	$12,200
Transfers out of Level III (1)	(2,250)
Net unrealized holding gain on available-for-sale investment securities	130
Balance as of March 31, 2022	$10,080

(1)

Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level II versus Level II criteria. The level designation of each financial instrument is reassessed at the end of each period.

The following tables present the assets measured on a non-recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is set at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value after the initial measurement. No such devaluation occurred during the three months ended March 31, 2022.

		March 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,269	$4,269

		December 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,162	$4,162

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is usually determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $901,000 as of March 31, 2022, and December 31, 2021.

Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary. The loan is not considered to be carried at fair value, and is therefore not included in the above table. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property and is included in the above table as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral after foreclosure are included in net expenses from OREO.

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
March 31, 2022
Impaired loans	$4,269	Appraisal of collateral (1)	Appraisal adjustments (2)	25.0%	to	72.2%	(36.6%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
December 31, 2021
Impaired loans	$4,162	Appraisal of collateral (1)	Appraisal adjustments (2)	25.0%	to	72.2%	(36.6%)

(1)

Fair value is generally determined through independent appraisals of the underlying collateral, which typically include various level III inputs that are not identifiable, less any associated allowance.

(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2022
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Loans held for sale	$9	$-	$9	$-	$9
Net loans	963,228	-	-	948,327	948,327

Financial liabilities:
Deposits	$1,167,172	$975,852	$-	$189,807	$1,165,659
Other borrowings	-	-	-	-	-

	December 31, 2021
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Loans held for sale	$1,051	$-	$1,051	$-	$1,051
Net loans	967,349	-	-	961,645	961,645

Financial liabilities:
Deposits	$1,166,610	$967,885	$-	$199,503	$1,167,388
Other borrowings	12,901	-	-	12,901	12,901

Included within other borrowings is an $8.3 million note payable, which matures in December 2037.  These borrowings were used to form a special purpose entity (“Entity”) to issue $8.0 million of floating rate, obligated mandatorily redeemable securities.   The rate adjusts quarterly, equal to LIBOR plus 1.67%.     The borrowing is a floating rate instrument, and any difference between the cost and fair value is insignificant.

In addition to the financial instruments included in the above tables, cash and cash equivalents, bank-owned life insurance, Federal Home Loan Bank stock, accrued interest receivable, and accrued interest payable, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (“AOCI”) by component and net of tax for the three-month ended March 31, 2022, and 2021, respectively:

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities (a)
Balance as of December 31, 2021	$3,462
Other comprehensive loss	(10,136)
Balance at March 31, 2022	$(6,674)

Balance as of December 31, 2020	$4,284
Other comprehensive loss	(1,367)
Balance at March 31, 2021	$2,917

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three months ended March 31, 2022, and 2021.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$275	$(593)	$31,982
Obligations of states and political subdivisions:
Taxable	500	1	-	501
Tax-exempt	141,361	798	(8,662)	133,497
Mortgage-backed securities in government-sponsored entities	9,504	37	(305)	9,236
Total	$183,665	$1,111	$(9,560)	$175,216

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$356	$(119)	$32,537
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	122,877	4,307	(341)	126,843
Mortgage-backed securities in government-sponsored entities	10,140	257	(80)	10,317
Total	$165,817	$4,922	$(540)	$170,199

Equity securities totaled $851,000 and $818,000 at March 31, 2022 and December 31, 2021, respectively.

The Company recognized a net gain on equity investments of $33,000 and $81,000 for the three months ended March 31, 2022, and 2021, respectively. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities on March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$556	$568
Due after one year through five years	2,265	2,287
Due after five years through ten years	40,073	39,800
Due after ten years	140,771	132,561
Total	$183,665	$175,216

There were no securities sold during the three months ended March 31, 2022, and 2021, respectively.

Investment securities with an approximate carrying value of $75.8 million and $77.1 million on March 31, 2022, and December 31, 2021, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$13,157	$(543)	$1,299	$(50)	$14,456	$(593)
Obligations of states and political subdivisions:
Tax-exempt	76,809	(8,535)	1,086	(127)	77,895	(8,662)
Mortgage-backed securities in government-sponsored entities	4,897	(107)	1,831	(198)	6,728	(305)
Total	$94,863	$(9,185)	$4,216	$(375)	$99,079	$(9,560)

	December 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$9,150	$(100)	$731	$(19)	$9,881	$(119)
Obligations of states and political subdivisions:
Tax-exempt	24,273	(341)	-	-	24,273	(341)
Mortgage-backed securities in government-sponsored entities	-	-	1,980	$(80)	1,980	(80)
Total	$33,423	$(441)	$2,711	$(99)	$36,134	$(540)

There were 99 securities in an unrealized loss position for less than twelve months and six securities in an unrealized loss position for twelve months or greater on March 31, 2022.

Every quarter, the Company assesses whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The Company assesses whether the unrealized loss is other than temporary.

OTTI losses are recognized in earnings when the Company has the intent to sell the debt security, or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Company does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.

An unrealized loss is generally deemed to be other than temporary, and a credit loss is considered to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss of an OTTI is recorded as a component of investment securities gains (losses) in the accompanying Consolidated Statement of Income, while the remaining portion of the impairment loss is recognized in other comprehensive income, provided the Company does not intend to sell the underlying debt security, and it is “more likely than not” that the Company will not have to sell the debt security before recovery.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 82% of the total available-for-sale portfolio as of March 31, 2022, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;
•	Changes in the near-term prospects of the underlying collateral of a security, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions;
•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and
•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the present economic climate.

For the three months ended March 31, 2022, and 2021, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of March 31, 2022, or December 31, 2021, represented OTTI. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities, and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for loan and lease losses (ALLL). Interest income is recognized on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that the collection of interest is doubtful. Interest payments received on nonaccrual loans are applied against the unpaid principal balance until accrual status is restored.

Loan origination fees and certain direct loan origination costs are deferred with the net amount amortized over the contractual life of the loan as an adjustment of the related loan’s yield.

The following tables summarize the primary segments of the loan portfolio and ALLL (in thousands):

March 31, 2022
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$716	$112,874	$113,590
Non-owner occupied	5,213	288,532	293,745
Multifamily	-	29,385	29,385
Residential real estate	996	243,751	244,747
Commercial and industrial	630	131,053	131,683
Home equity lines of credit	249	106,051	106,300
Construction and other	-	50,152	50,152
Consumer installment	-	8,118	8,118
Total	$7,804	$969,916	$977,720

December 31, 2021
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$731	$110,739	$111,470
Non-owner occupied	5,297	278,321	283,618
Multifamily	-	31,189	31,189
Residential real estate	1,104	238,985	240,089
Commercial and industrial	587	148,225	148,812
Home equity lines of credit	250	104,105	104,355
Construction and other	-	54,148	54,148
Consumer installment	-	8,010	8,010
Total	$7,969	$973,722	$981,691

The amounts above include net deferred loan origination fees of $2.8 million and $3.6 million on March 31, 2022, and December 31, 2021, respectively. The net deferred loan origination fees on March 31, 2022, and December 31, 2021, include $602,000 and $1.3 million, respectively, of unearned deferred fees from PPP loans.

March 31, 2022
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,755	$1,765
Non-owner occupied	623	7,049	7,672
Multifamily	-	419	419
Residential real estate	14	1,787	1,801
Commercial and industrial	56	848	904
Home equity lines of credit	14	1,341	1,355
Construction and other	-	558	558
Consumer installment	-	18	18
Total	$717	$13,775	$14,492

December 31, 2021
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,826	$1,836
Non-owner occupied	655	6,776	7,431
Multifamily	-	454	454
Residential real estate	17	1,723	1,740
Commercial and industrial	42	840	882
Home equity lines of credit	16	1,436	1,452
Construction and other	-	533	533
Consumer installment	-	14	14
Total	$740	$13,602	$14,342

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”) which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made to finance the activities of commercial real estate owners and operators. The residential real estate and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers. Although PPP loans are included with C&I loans, the nature of PPP loans differs considerably from the rest of the category. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The slight increases in the allowance for loan loss for the CRE, RRE, Construction, C&I, and consumer installment portfolios, were partially offset by a slight decrease in the allowance for HELOC‘s.

Management evaluates individual loans in the commercial segments for possible impairment based on guidelines established by the Board of Directors. Loans are considered to be impaired when, based on current information and events, the Company will probably be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall concerning the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or the loan was modified in a troubled debt restructuring.

Once the determination has been made that a loan is impaired, the decision of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made quarterly. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

March 31, 2022
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$1,374	$1,546	$-
Residential real estate	713	771	-
Commercial and industrial	421	508	-
Home equity lines of credit	42	42	-
Total	$2,550	$2,867	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$716	$716	$10
Non-owner occupied	3,839	4,377	623
Residential real estate	283	283	14
Commercial and industrial	209	224	56
Home equity lines of credit	207	207	14
Total	$5,254	$5,807	$717

Total:
Commercial real estate:
Owner occupied	$716	$716	$10
Non-owner occupied	5,213	5,923	623
Residential real estate	996	1,054	14
Commercial and industrial	630	732	56
Home equity lines of credit	249	249	14
Total	$7,804	$8,674	$717

December 31, 2021
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$1,547	$1,802	$-
Residential real estate	820	874	-
Commercial and industrial	370	538	-
Home equity lines of credit	7	7	-
Total	$2,744	$3,221	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$731	$731	$10
Non-owner occupied	3,750	4,277	655
Residential real estate	284	284	17
Commercial and industrial	217	230	42
Home equity lines of credit	243	243	16
Total	$5,225	$5,765	$740

Total:
Commercial real estate:
Owner occupied	$731	$731	$10
Non-owner occupied	5,297	6,079	655
Residential real estate	1,104	1,158	17
Commercial and industrial	587	768	42
Home equity lines of credit	250	250	16
Total	$7,969	$8,986	$740

The tables above include troubled debt restructuring totaling $2.4 million and $2.6 million as of March 31, 2022, and December 31, 2021, respectively. The amounts allocated within the allowance for losses for these troubled debt restructurings were $159,000 and $150,000 on March 31, 2022, and December 31, 2021, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$724	$11	$1,542	$16
Non-owner occupied	5,255	58	4,490	44
Residential real estate	1,050	12	1,278	11
Commercial and industrial	609	14	920	7
Home equity lines of credit	250	3	243	2
Total	$7,888	$98	$8,473	$80

Management uses a nine-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as Pass rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but have potential weaknesses, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. The majority of loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as payment delinquency, bankruptcy, repossession, or death, occurs to raise awareness of a possible credit quality event.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships with loan balances of $750,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Company engages an external consultant to conduct loan reviews on a semiannual basis. Detailed reviews, including resolutions plans, are performed on loans classified as Substandard every quarter.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in determining the allowance.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
March 31, 2022	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$106,422	$2,373	$4,795	$-	$113,590
Non-owner occupied	241,133	2,978	49,634	-	293,745
Multifamily	29,385	-	-	-	29,385
Residential real estate	242,397	-	2,350	-	244,747
Commercial and industrial	124,823	3,556	3,304	-	131,683
Home equity lines of credit	105,182	-	1,118	-	106,300
Construction and other	39,823	339	9,990	-	50,152
Consumer installment	8,114	-	4	-	8,118
Total	$897,279	$9,246	$71,195	$-	$977,720

		Special			Total
December 31, 2021	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$104,217	$2,400	$4,853	$-	$111,470
Non-owner occupied	230,672	3,038	49,908	-	283,618
Multifamily	31,189	-	-	-	31,189
Residential real estate	237,132	-	2,957	-	240,089
Commercial and industrial	143,911	2,748	2,153	-	148,812
Home equity lines of credit	103,296	-	1,059	-	104,355
Construction and other	53,807	341	-	-	54,148
Consumer installment	8,005	-	5	-	8,010
Total	$912,229	$8,527	$60,935	$-	$981,691

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Nonperforming assets are nonaccrual loans, including nonaccrual troubled debt restructurings (“TDR”), loans 90 days or more past due, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about the collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful.  Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
March 31, 2022	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$113,458	$-	$132	$-	$132	$113,590
Non-owner occupied	293,276	96	-	373	469	293,745
Multifamily	29,385	-	-	-	-	29,385
Residential real estate	243,784	636	3	324	963	244,747
Commercial and industrial	131,002	568	33	80	681	131,683
Home equity lines of credit	106,082	150	-	68	218	106,300
Construction and other	50,152	-	-	-	-	50,152
Consumer installment	8,081	33	4	-	37	8,118
Total	$975,220	$1,483	$172	$845	$2,500	$977,720

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2021	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$111,257	$81	$132	$-	$213	$111,470
Non-owner occupied	282,365	880	-	373	1,253	283,618
Multifamily	31,189	-	-	-	-	31,189
Residential real estate	238,483	1,187	-	419	1,606	240,089
Commercial and industrial	148,437	112	-	263	375	148,812
Home equity lines of credit	104,316	-	39	-	39	104,355
Construction and other	54,148	-	-	-	-	54,148
Consumer installment	7,799	16	19	176	211	8,010
Total	$977,994	$2,276	$190	$1,231	$3,697	$981,691

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

March 31, 2022	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$78	$-
Non-owner occupied	2,388	-
Residential real estate	1,539	-
Commercial and industrial	313	-
Home equity lines of credit	220	-
Consumer installment	190	-
Total	$4,728	$-

December 31, 2021	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$81	$-
Non-owner occupied	2,442	-
Residential real estate	1,577	-
Commercial and industrial	456	-
Home equity lines of credit	121	-
Consumer installment	182	-
Total	$4,859	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $64,000 and $124,000 for the three months ended March 31, 2022, and March 31, 2021, respectively.

An ALLL is maintained to absorb losses from the loan portfolio.  The ALLL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.

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

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as deemed appropriate.  For general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the purpose code assigned to each loan, provide the starting point for the ALLL analysis.  Management tracks the historical net charge-off activity at the call code level. The historical charge-off factor was calculated using the last twelve consecutive historical quarters.

Management has identified several additional qualitative factors that it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources. These qualitative factors include national and local economic trends and conditions; levels of and trends in delinquency rates and nonaccrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; the value of underlying collateral; and concentrations of credit from a loan type, industry, and geographic standpoint.

Management reviews the loan portfolio quarterly using a defined, consistently applied process to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL.

The following tables summarize the ALLL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the three months ended March 31, 2022
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2021	Charge-offs	Recoveries	Provision	March 31, 2022
Loans:
Commercial real estate:
Owner occupied	$1,836	$-	$1	$(72)	$1,765
Non-owner occupied	7,431	-	-	241	7,672
Multifamily	454	-	-	(35)	419
Residential real estate	1,740	-	27	34	1,801
Commercial and industrial	882	(30)	149	(97)	904
Home equity lines of credit	1,452	(25)	-	(72)	1,355
Construction and other	533	-	-	25	558
Consumer installment	14	(6)	34	(24)	18
Total	$14,342	$(61)	$211	$-	$14,492

	For the three months ended March 31, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2019	Charge-offs	Recoveries	Provision	March 31, 2021
Loans:
Commercial real estate:
Owner occupied	$1,342	$-	$1	$84	$1,427
Non-owner occupied	6,817	-	-	431	7,248
Multifamily	461	-	-	27	488
Residential real estate	1,683	(27)	2	89	1,747
Commercial and industrial	1,353	-	19	68	1,440
Home equity lines of credit	1,405	-	8	(83)	1,330
Construction and other	378	-	6	40	424
Consumer installment	20	(74)	28	44	18
Total	$13,459	$(101)	$64	$700	$14,122

The provision fluctuations during the three-month period ended March 31, 2022 allocated to:

●	Non-owner occupied commercial real estate portfolios are due to increased loan volume.
●	Commercial and industrial loans are due to a decrease in outstanding balances as PPP loans receive forgiveness.

The provision fluctuations during the three-month period ended March 31, 2021 allocated to:

●	Owner occupied commercial real estate portfolios are due to an increase in substandard rate credits related to the hospitality industry.
●	commercial and industrial loans due to the allocation required for the PPP loans.
●	home equity lines of credit are due to a decrease in outstanding balances.

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

The following tables summarize troubled debt restructurings that did not meet the exemption criteria above (in thousands):

	For the Three Months Ended
	March 31, 2022
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	1	-	1	$25	$25

	For the Three Months Ended
	March 31, 2021
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	1	-	1	$20	$20

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended March 31, 2022, and March 31, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Cannabis Industry

We provide deposit services to customers that are licensed by the State of Ohio to do business in (or are related to) the Medical Marijuana Control Program as growers, processors, and dispensaries. Medical Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis business. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that it is appropriately licensed by the State of Ohio. Throughout the relationship, we continue monitoring the relationship, including site visits, to ensure that the business continues to meet our requirements, including maintenance of required licenses and periodic financial reviews.

While we believe we are operating in compliance with the FinCEN guidelines, there can be no assurance that federal enforcement guidelines will not change. Federal prosecutors have significant discretion, and there can be no assurance that the federal prosecutors will not choose to enforce the federal laws governing cannabis strictly. Any change in the Federal government’s enforcement position could cause us to cease providing banking services to the cannabis industry immediately. We are upfront with our customers regarding the fact that we may have to terminate our relationship if a change occurs with the Federal government’s position and that the termination may come with little or no notice.

As of March 31, 2022, and December 31, 2021, deposit balances from cannabis customers were approximately $9.4 million and $12.7 million, or 0.8% and 1.1% of total deposits, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained or incorporated by reference in this report on Form 10-Q contains forward-looking statements, including specific plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including changes in economic conditions, movements in interest rates, competitive pressures on product pricing and services, success and timing of business strategies, the nature, extent, and timing of government actions and reforms, and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. The Company could experience further adverse effects on its business, financial condition, results of operations, and cash flows.

All forward-looking statements included in this report on Form 10-Q are based on information available at the time of the report. Middlefield Banc Corp. assumes no obligation to update any forward-looking statement.

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2022, as compared with December 31, 2021, and operating results for the three month periods ended March 31, 2022, and 2021.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains specific performance measures determined by methods other than under GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are helpful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performan‐‐ce. These disclosures should not be viewed as a substitute for financial measures determined under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible book value per common share, return on average tangible common equity, and pre-tax, pre-provision income. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them helpful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

2022 First Quarter Financial Highlights (on a year-over-year basis unless noted):

●	Returned $1.8 million of capital to shareholders through dividends and the repurchase of 32,150 shares
●	Net income was $3.8 million, or $0.65 per diluted share compared to $4.2 million, or $0.65 per diluted share
●	First quarter pre-tax income benefited from $640,000 of accelerated fees associated with the Paycheck Protection Program (“PPP”), compared to $800,000 in the 2021 first quarter
●	Net interest margin improved by 7 basis points to 3.80%, compared to 3.73%
●	Total loans were $977.7 million, compared to $981.7 million at December 31, 2021
●	Total loans increased by $12.5 million or 1.3% from December 31, 2021, without the impact of PPP loan forgiveness
●	Return on average assets was 1.17%, compared to 1.22%
●	Return on average equity was 10.75%, compared to 11.64%
●	Return on average tangible common equity(1) was 12.13%, compared to 13.16%
●	Strong asset quality with nonperforming loans to total loans of 0.48%, compared to 0.81%
●	Allowance for loan losses was 1.48% of total loans, compared to 1.28%

MIDDLEFIELD BANC CORP.

Consolidated Selected Financial Highlights

(Dollar amounts in thousands, except per share and share amounts, unaudited)

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Per common share data
Net income per common share - basic	$0.65	$0.81	$0.85	$0.70	$0.65
Net income per common share - diluted	$0.65	$0.81	$0.85	$0.70	$0.65
Dividends declared per share	$0.17	$0.21	$0.16	$0.16	$0.16
Book value per share (period end)	$23.43	$24.68	$24.13	$23.50	$22.80
Tangible book value per share (period end) (2) (3)	$20.64	$21.88	$21.39	$20.82	$20.17
Dividends declared	$1,000	$1,242	$978	$1,004	$1,016
Dividend yield	2.78%	3.37%	2.66%	2.72%	3.10%
Dividend payout ratio	26.09%	25.68%	18.79%	22.69%	24.38%
Average shares outstanding - basic	5,879,025	5,951,838	6,136,648	6,297,071	6,364,132
Average shares outstanding - diluted	5,889,836	5,975,333	6,157,181	6,312,230	6,378,493
Period ending shares outstanding	5,873,565	5,888,737	6,054,083	6,215,511	6,344,657

Selected ratios
Return on average assets	1.17%	1.41%	1.51%	1.30%	1.22%
Return on average equity	10.75%	13.17%	13.95%	12.10%	11.64%
Return on average tangible common equity (2) (4)	12.13%	14.85%	15.71%	13.65%	13.16%
Efficiency (1)	62.54%	56.56%	54.04%	57.18%	57.81%
Equity to assets at period end	10.40%	10.92%	10.69%	10.74%	10.42%
Noninterest expense to average assets	0.62%	0.58%	0.58%	0.58%	0.60%

(1)	The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2)	See reconciliation of non-GAAP measures below
(3)	Calculated by dividing tangible common equity by shares outstanding
(4)	Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Yields	2022	2021	2021	2021	2021
Interest-earning assets:
Loans receivable (2)	4.53%	4.61%	4.74%	4.43%	4.48%
Investment securities (2)	3.41%	3.30%	3.37%	3.47%	3.75%
Interest-earning deposits with other banks	0.23%	0.20%	0.21%	0.18%	0.20%
Total interest-earning assets	4.06%	4.07%	4.20%	4.05%	4.11%
Deposits:
Interest-bearing demand deposits	0.14%	0.12%	0.12%	0.12%	0.16%
Money market deposits	0.47%	0.47%	0.46%	0.46%	0.47%
Savings deposits	0.06%	0.06%	0.06%	0.06%	0.07%
Certificates of deposit	0.87%	0.90%	1.08%	1.19%	1.28%
Total interest-bearing deposits	0.37%	0.36%	0.41%	0.46%	0.53%
Non-Deposit Funding:
Borrowings	2.16%	2.09%	2.11%	2.18%	2.12%
Total interest-bearing liabilities	0.39%	0.37%	0.42%	0.47%	0.54%
Cost of deposits	0.25%	0.26%	0.30%	0.34%	0.40%
Cost of funds	0.27%	0.27%	0.31%	0.35%	0.41%
Net interest margin (1)	3.80%	3.82%	3.91%	3.72%	3.73%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021

Stockholders' Equity (GAAP)	$137,644	$145,335	$146,055	$146,044	$144,670
Less Goodwill and other intangibles	16,397	16,474	16,555	16,635	16,715
Tangible Common Equity (Non-GAAP)	$121,247	$128,861	$129,500	$129,409	$127,955

Shares outstanding	5,873,565	5,888,737	6,054,083	6,215,511	6,344,657
Tangible book value per share (Non-GAAP)	$20.64	$21.88	$21.39	$20.82	$20.17

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021

Average Stockholders' Equity (GAAP)	$144,630	$145,716	$148,048	$146,719	$145,065
Less Average Goodwill and other intangibles	16,435	16,513	16,594	16,674	16,754
Average Tangible Common Equity (Non-GAAP)	$128,195	$129,203	$131,454	$130,045	$128,311

Net income	$3,833	$4,837	$5,204	$4,425	$4,167
Return on average tangible common equity (annualized) (Non-GAAP)	12.13%	14.85%	15.71%	13.65%	13.17%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021

Net income	$3,833	$4,837	$5,204	$4,425	$4,167
Add Income Taxes	772	1,027	1,174	968	896
Add Provision for loan losses	-	(200)	-	200	700
PTPP	$4,605	$5,664	$6,378	$5,593	$5,763

General. The Company’s total assets on March 31, 2022, were $1.32 billion, a decrease of $7.7 million from December 31, 2021. For the same period, cash and cash equivalents decreased $11.2 million, net loans decreased $4.1 million. These decreases were partially offset by an increase of $5.0 million in investments. Stockholders’ equity decreased by $7.7 million, or 5.3%, as a result of a decrease in comprehensive income. This was the result of an increase in the unrealized loss on the available-for sale investment portfolio during the three-month period.  Excluding the decrease in comprehensive income, total stockholders’ equity increased $2.4 million.

Cash and cash equivalents. Cash and cash equivalents decreased by $11.2 million to $108.3 million on March 31, 2022, from $119.5 million on December 31, 2021. The decrease in cash and cash equivalents is primarily a result of security purchases, partially offset by the forgiveness of PPP loans. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds. Although cash decreased during the three-month period, cash still remains elevated.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Investment securities available for sale on March 31, 2022, totaled $175.2 million, an increase of $5.0 million, or 2.9%, from $170.2 million on December 31, 2021. Securities purchased were $20.2 million, and there were no sales of securities for the three months ended March 31, 2022. The Company recorded $33,000 in gains on equity securities as of March 31, 2022, on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The gain on equity securities results from fair value marks of the equity securities held during these three months.

On March 31, 2022, the Company held $32.0 million of subordinated debt in other banks, as compared to $32.5 million on December 31, 2021. The average yield on this portfolio was 4.79% on March 31, 2022 and on December 31, 2021.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is evaluated on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 76% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Net loans receivable decreased $4.1 million, or 0.4%, to $963.2 million on March 31, 2022 from $967.3 million on December 31, 2021. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	March 31,	December 31,
	2022	2021	$ change	% change

Commercial real estate:
Owner occupied	$113,590	$111,470	2,120	1.9%
Non-owner occupied	293,745	283,618	10,127	3.6%
Multifamily	29,385	31,189	(1,804)	-5.8%
Residential real estate	244,747	240,089	4,658	1.9%
Commercial and industrial	131,683	148,812	(17,129)	-11.5%
Home equity lines of credit	106,300	104,355	1,945	1.9%
Construction and Other	50,152	54,148	(3,996)	-7.4%
Consumer installment	8,118	8,010	108	1.3%
Total loans	977,720	981,691	(3,971)	-0.4%
Less: Allowance for loan and lease losses	(14,492)	(14,342)	150	1.0%
Net loans	$963,228	$967,349	(4,121)	-0.4%

The decrease in the commercial and industrial portfolio includes the forgiveness of PPP loans of $16.4 million during the three months ended March 31, 2022. The Company expects muted loan growth through the remainder of the year. The product mix in the loan portfolio consists of CRE non-owner occupied loans equaling 30.0% of total loans, residential real estate loans 25.0%, commercial and industrial loans 13.5%, CRE owner-occupied loans 11.6%, HELOC loans 10.9%, construction and other loans 5.1%, CRE multifamily loans 3.0%, and consumer installment loans 0.8%, at March 31, 2022 compared with 28.9%, 24.5%, 15.2%, 11.3%, 10.6%, 5.5%, 3.2%, and 0.8%, respectively, at December 31, 2021.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Loans held for sale on March 31, 2022 totaled $9,000, a decrease of $1.0 million, from December 31, 2021. This decrease is the result of a decrease in demand and increased holdings of residential real estate loans for investment. The Company recorded proceeds from the sale of $611,000 of these loans for $3,000 in gains on the sale of loans for the three months ended March 31, 2022, on the Company’s Consolidated Statement of Cash Flows.

Management balances credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after approval. Management follows additional procedures to obtain current borrower financial information annually throughout the life of the loan obligation. To minimize risks associated with changes in the borrower’s future repayment capacity, the Company generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures used in processing applications for the PPP. Middlefield Bank may be exposed to the risk of similar litigation from customers and non-customers that approached the bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against Middlefield Bank and is not resolved in a manner favorable to Middlefield Bank, it may result in significant financial liability or adversely affect Middlefield Bank’s reputation. In addition, litigation can be costly, regardless of the outcome. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition, and results of operations.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. On March 31, 2022, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represented 259.6% of total risk-based capital. Construction, land, and land development loans represent 34.9% of total risk-based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and substantial underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital due to our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has a comprehensive capital planning policy, which includes pro forma projections including stress testing. The Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. On March 31, 2022, unused line of credit commitments increased by $16.7 million, or 6.0%, from December 31, 2021.

Allowance for Loan and Lease Losses and Asset Quality.  The ALLL increased by $150,000, or 1.0%, to $14.5 million on March 31, 2022, from $14.3 million on December 31, 2021.  For the three months ended March 31, 2022, net loan recoveries totaled $150,000, or (0.06)% of average loans, annualized, compared to net charge-offs of $37,000, or 0.01% of average loans annualized, for the same period in 2021.  The increase in the ALLL to loans ratio resulted from a decrease in loan balances period over period.  No provision was needed during the three months ended March 31, 2022, to maintain an adequate ALLL, compared to a provision for loan loss of $700,000 for the three-month period March 31, 2021. While the prior period provision was primarily attributable to the pandemic, the lack of provision for this year was impacted by credit quality and loan balance decreases.

Management analyzes the adequacy of the ALLL regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The ALLL is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate ALLL. Future additions or reductions to the ALLL will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the ALLL allocated to these types of loans. Management believes the ALLL is appropriately stated on March 31, 2022. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the ALLL is considered a critical accounting policy.

The following table sets forth information concerning the Company's credit ratios for the periods presented:

	For the Years Ended
	March 31,
(Dollars in Thousands)	2022	2021
Ratio of ALLL to loans outstanding at end of period	1.48%	1.28%
Net (recoveries) charge-offs to average loans	(0.06%)	0.01%
Nonperforming loans/total loans	0.48%	0.81%
Allowance for loan losses/nonperforming loans	306.5%	157.6%

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the three months ended March 31,
	2022			2021
	Average Loan Balance	Net charge-offs	Net charge-offs (recoveries) to average loans	Average Loan Balance	Net charge-offs	Net charge-offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$113,006	$1	(0.00%)	$103,678	$1	(0.00%)
Non-owner occupied	289,904	-	0.00	306,810	-	0.00
Multifamily	30,415	-	0.00	39,261	-	0.00
Residential real estate	243,444	27	(0.04)	230,862	(25)	0.04
Commercial and industrial	140,841	119	(0.34)	237,182	19	(0.03)
Home equity lines of credit	105,773	(25)	0.09	111,930	8	(0.03)
Construction and other	52,371	-	0.00	64,222	6	(0.04)
Consumer installment	8,098	28	(1.38)	9,428	(46)	1.95

Total	$983,853	$150	(0.06%)	$1,103,373	$(37)	0.01%

Goodwill. The carrying value of goodwill was $15.1 million on March 31, 2022, and December 31, 2021. The Company performs a periodic quantitative analysis of goodwill using multiple approaches. The primary methodology is the discounted cash flow approach while also considering a market approach of comparing to multiples of similar public companies and market price with control premiums.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Based on the most recent analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired. The company also completed a qualitative assessment of goodwill as of September 30, 2021, with no resulting goodwill impairment. There have been no triggering events since the goodwill analysis as of September 30, 2021, and therefore, management has determined there is no goodwill impairment as of March 31, 2022.

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

	Asset Quality History

(Dollar amounts in thousands)	March 31, 2022	December 31, 2021

Nonperforming loans	$4,728	$4,859
Other real estate owned	6,992	6,992

Nonperforming assets	$11,720	$11,851

Allowance for loan and lease losses	14,492	14,342

Ratios:
Nonperforming loans to total loans	0.48%	0.49%
Nonperforming assets to total assets	0.89%	0.89%
Allowance for loan and lease losses to total loans	1.48%	1.46%
Allowance for loan and lease losses to nonperforming loans	306.5%	295.2%

Nonperforming loans exclude TDRs performing under their terms over a prescribed period. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 23 TDRs accruing interest with a balance of $1.6 million as of March 31, 2022. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To comply with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $4.2 million as of March 31, 2022 and December 31, 2021.

A significant factor in determining the appropriateness of the ALLL is the type of collateral that secures the loans. Of the total nonperforming loans on March 31, 2022, 89.4% were secured by real estate. Although this does not insure against all losses, real estate typically provides at least partial recovery, even in a distressed sale and declining-value environment. The Company’s objective is to minimize the future loss exposure of the Company.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.17 billion or 98.9% of the Company’s total average funding sources at March 31, 2022. Total deposits increased by $562,000 on March 31, 2022. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	March 31,	December 31,
	2022	2021	$ change	% change

Noninterest-bearing demand	$361,251	$334,171	$27,080	8.1%
Interest-bearing demand	162,010	196,308	(34,298)	-17.5%
Money market	187,807	177,281	10,526	5.9%
Savings	264,784	260,125	4,659	1.8%
Time	191,320	198,725	(7,405)	-3.7%
Total deposits	$1,167,172	$1,166,610	$562	0.0%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $15.1 million on March 31, 2022 and on December 31, 2021.

Borrowed funds. The Company uses short-term and long-term borrowings as another funding source for asset growth and liquidity needs. These borrowings primarily include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), subordinated debt, short-term borrowings from other banks, and federal funds purchased. Other borrowings were relatively unchanged from $12.9 million as of December 31, 2021 to $13.0 million as of March 31, 2022.

Stockholders’ equity.  Stockholders’ equity decreased $7.7 million, or 5.3%, to $137.6 million at March 31, 2022 from $145.3 million at December 31, 2021.  This decrease was mostly the result of the $10.1 million decrease in comprehensive income due to fair value adjustments of available-for-sale securities, and the $819,000 increase in treasury stock due to the Company repurchasing 32,150 of its outstanding shares during the three months ended March 31, 2022.  These changes were partially offset by an increase in retained earnings of $2.8 million due to the year-to-date net income offset by dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2022, was $3.8 million, a $334,000, or 8.0% decrease from the amount earned during the same period in 2021. Diluted earnings per share for the quarter was unchanged at $0.65 for the three months ended March 31, 2022 and the same period in 2021.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.17% and 10.75%, respectively, compared with 1.22% and 11.64% for the same period in 2021.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets and the relative amounts of interest-earning assets and interest-bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities, to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect the Company’s net interest income. Management’s goal is to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations.

Net interest income for the three months ended March 31, 2022, totaled $11.5 million, a decrease of 3.3% from that reported in the comparable period of 2021. The net interest margin was 3.80% for the first quarter of 2022, an increase from the 3.73% reported for the same quarter of 2021. The increase in the net interest margin is attributable to a decrease in the average balance of certificates of deposit of $75.8 million, coupled with a 41 basis point decrease in the rate paid on those deposits. Further contributing to the improvement in net interest margin was an increase in the average balance of investments of $54.3 million, partially offset by a 34 basis point decrease in the yield earned on those investments. These fluctuations were partially offset by a $119.5 million decrease in the average balance of loans.

The Company’s net interest margin is subject to fluctuation due to PPP loan forgiveness. As the Company is in an asset-sensitive position, reductions in market interest rates harm margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of our asset sensitivity is due to commercial loans with variable interest rates. Both loan types have floor rates. The benefit of these floors is more evident if the Federal Reserve maintains short-term interest rates at current levels.

Interest and dividend income. Interest and dividend income decreased by $879,000, or 6.7%, for the three months ended March 31, 2022, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $1.2 million and is partially offset by an increase of $299,000 in interest on investment securities. The average balance of investment securities increased by $54.3 million, or 46.6% due to $20.2 million in investment purchases in the three months ended March 31, 2022. The yield on the investment portfolio decreased 34 basis points to 3.41% for three months ended March 31, 2022, compared to 3.75%, for the same period in the prior year. The decrease in the average loan balance for the three months ended March 31, 2022, is due to the forgiveness of PPP loans since the same prior year period.

Interest expense. Interest expense decreased by $485,000, or 37.9%, for the three months ended March 31, 2022, compared to the same period in the prior year. This decrease is attributable to the decline in the average balance of certificates of deposits of $75.8 million, or 28.1% and was further attributable to a reduction of 41 basis points in interest rates paid on certificates of deposit.

The changes in costs were due to decreasing interest rates on deposit products in response to the unprecedented reduction in the targeted federal funds interest rate, as well as other continuing effects of the COVID-19 pandemic.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the ALLL to an amount representing management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews estimated probable incurred credit losses in the loan portfolio. Based on this review, no provision was recorded for the quarter ended March 31, 2022, a decrease of $700,000 from the quarter ended March 31, 2021. While the prior period provision was primarily attributable to the pandemic, the lack of provision for this quarter was impacted by credit quality and low loan growth.

The ALLL to total loans for the quarter ended March 31, 2022, was 1.48%, compared to 1.28% during the same period in the prior year. The Company remains confident in its conservative and disciplined approach to credit and risk management.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively assisted its customers with applications for resources through the program. On March 31, 2022, the Company carried $17.7 million of PPP loans classified as C&I loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans.

Noninterest income. Noninterest income decreased by $815,000, or 36.7%, for the three months ended March 31, 2022, over the comparable 2021 period. This decrease was the result of a $589,000 decrease in gains on sale of loans, a $199,000 decrease in other income, a $120,000 decrease in earnings on bank-owned life insurance, partially offset by a $127,000 increase in service charges on deposit accounts. The decrease in gains on sale of loans resulted from the decline in demand for residential refinances. The decrease in earnings on bank-owned life insurance is due to the prior year payout on a claim. The increase in service charges on deposit accounts was primarily due to a lift in checking account fees as a result of a new checking account program offered to customers and a slight increase in cash management fees relating to cannabis-related deposit business

Noninterest expense. Noninterest expense was $8.3 million for the first quarter of 2022 and the first quarter of 2021. Salaries and employee benefits increased by $132,000 or 3.1%, which was partially offset by a decrease in data processing costs of $104,000. The salary increase is mostly due to annual pay adjustments.

Provision for income taxes. The Company recognized $772,000 in income tax expense, which reflected an effective tax rate of 16.8% for the three months ended March 31, 2022, compared to $896,000 with an effective tax rate of 17.7% for the comparable 2021 period. The decrease in the effective tax rate is due to an increase in tax-exempt income generated from the investment portfolio.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the consequent average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages, and the average loan balances include nonaccrual loans and exclude the ALLL, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis using monthly interest amounts.

	For the Three Months Ended March 31,
	2022			2021

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$983,853	$10,985	4.53%	$1,103,373	$12,167	4.48%
Investment securities (3)	170,829	1,227	3.41%	116,510	928	3.75%
Interest-earning deposits with other banks (4)	91,690	51	0.23%	93,709	47	0.20%
Total interest-earning assets	1,246,372	12,263	4.06%	1,313,592	13,142	4.11%
Noninterest-earning assets	85,667			71,007
Total assets	$1,332,039			$1,384,599
Interest-bearing liabilities:
Interest-bearing demand deposits	$170,353	60	0.14%	$203,047	$78	0.16%
Money market deposits	184,265	212	0.47%	195,275	228	0.47%
Savings deposits	260,162	38	0.06%	256,151	47	0.07%
Certificates of deposit	193,657	416	0.87%	269,493	852	1.28%
Short-term borrowings	-	-	-	111	-	0.00%
Other borrowings	12,943	69	2.16%	14,258	75	2.12%
Total interest-bearing liabilities	821,380	795	0.39%	938,335	1,280	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	359,656			295,199
Other liabilities	6,373			5,857
Stockholders' equity	144,630			145,208
Total liabilities and stockholders' equity	$1,332,039			$1,384,599
Net interest income		$11,468			$11,862
Interest rate spread (1)			3.67%			3.57%
Net interest margin (2)			3.80%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			151.74%			139.99%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $223 and $169 for the three months ended March 31, 2022 and 2021, respectively.

(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2022, and 2021, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by previous period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined effect of volume/rate are allocated consistently between the volume and rate variances.

	2022 versus 2021

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(1,320)	$138	$(1,182)
Investment securities	502	(203)	299
Interest-earning deposits with other banks	(1)	5	4
Total interest-earning assets	(819)	(60)	(879)

Interest-bearing liabilities:
Interest-bearing demand deposits	(13)	(5)	(18)
Money market deposits	(13)	(3)	(16)
Savings deposits	1	(10)	(9)
Certificates of deposit	(239)	(197)	(436)
Other borrowings	(7)	1	(6)
Total interest-bearing liabilities	(271)	(214)	(485)

Net interest income	$(548)	$154	$(394)

LIQUIDITY

Management's objective in managing liquidity is to maintain the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold, and cash and deposits with banks. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability, and reputation for meeting the current and projected needs of its customers.

On March 31, 2022, the additional borrowing capacity at the FHLB was $409.4 million, compared to $417.4 million on December 31, 2021. For the three months ended March 31, 2022, wholesale funding was flat at $15.1 million when compared to December 31, 2021. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of March 31, 2022. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the three months ended March 31, 2022, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the inflation rate. It should be noted that interest rates and inflation affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may minimize the effect of changes in interest rates on the Company's performance.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines on March 31, 2022. The following table indicates the capital ratios for Middlefield Bank and the Company on March 31, 2022, and December 31, 2021.

	As of March 31, 2022
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.99%	12.65%	12.65%	13.90%
Middlefield Banc Corp.	10.16%	13.12%	12.35%	14.37%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2021
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.80%	12.72%	12.72%	13.97%
Middlefield Banc Corp.	10.02%	12.96%	12.18%	14.21%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

Interest Rate Sensitivity Simulation Analysis

The Company engages an external consultant to facilitate income simulation modeling quarterly. This modeling measures interest rate risk and sensitivity. The Asset and Liability Management Committee of the Company believes the various rate scenarios of the simulation modeling enable the Company to more accurately evaluate and manage the exposure of interest rate fluctuations on net interest income, the yield curve, various loan, and mortgage-backed security prepayments, and deposit decay assumptions.

Earnings simulation modeling and assumptions about the timing and volatility of cash flows are critical in net portfolio equity valuation analysis. The assumptions driving mortgage prepayments and the expected attrition of the core deposit portfolios are of particular importance. These assumptions are based on the Company’s historical experience and industry standards and are applied consistently across all rate risk measures.

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

The following table presents the simulated impact of a 200 basis point upward, or 100 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumes the interest-earning asset and interest-bearing liability levels on March 31, 2022, and December 31, 2021, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the March 31, 2022, and December 31, 2021 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates on March 31, 2022, and December 31, 2021, for portfolio equity:

	March 31, 2022		December 31, 2021
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	2.00%	(1.10%)	2.40%	2.50%
-100bp	(2.10%)	(7.10%)	(1.40%)	(12.70%)

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used to prepare the consolidated financial statements as of March 31, 2022, have remained unchanged from December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and MBC may be involved in litigation relating to claims arising out of their ordinary course of business. Currently, the Company and MBC are not engaged in any legal proceedings, the outcome of which, in management’s opinion, would be material to their financial condition or results of operations.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the first quarter of 2022 are included in the following table:

2022 period In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

January 1-31	13,742	$25.51	13,742	373,809
February 1-28	8,929	$25.77	22,671	364,880
March 1-31	9,479	$25.14	32,150	355,401
Total	32,150	$25.47

(a)

In January of 2021, the Board of Directors authorized an increase to the Program resulting in 300,000 additional shares being available for repurchase. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults by the Company on its Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6. Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2022

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	[reserved]

10.2*	Change in Control Agreement between Middlefield Banc Corp. and Thomas G. Caldwell	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6*	Compensation Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 15, 2022

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

10.5	[reserved]

10.6*	Amended Director Retirement Agreement with Richard T. Coyne	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	Executive Retention Agreement between The Middlefield Banking Company and Michael C. Ranttila	filed herewith

10.9	Executive Retention Agreement between The Middlefield Banking Company and Michael L. Allen	filed herewith

10.10	Executive Retention Agreement between The Middlefield Banking Company and Charles O. Moore	filed herewith

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	[reserved]

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on September 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: May 10, 2022	By: /s/ James R. Heslop, II
James R. Heslop, II President and Chief Executive Officer

Date: May 10, 2022	By: /s/Donald L. Stacy
Donald L. Stacy Principal Financial and Accounting Officer