Form 10-Q
period 2022-06-30
MIDDLEFIELD BANC CORP
filed 2022-08-08
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 5, 2022:  5,801,639

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Cash and due from banks	$60,114	$97,172
Federal funds sold	19,039	22,322
Cash and cash equivalents	79,153	119,494
Equity securities, at fair value	779	818
Investment securities available for sale, at fair value	171,958	170,199
Loans held for sale	-	1,051
Loans:
Commercial real estate:
Owner occupied	120,771	111,470
Non-owner occupied	288,334	283,618
Multifamily	29,152	31,189
Residential real estate	246,453	240,089
Commercial and industrial	137,398	148,812
Home equity lines of credit	111,730	104,355
Construction and other	35,988	54,148
Consumer installment	8,171	8,010
Total loans	977,997	981,691
Less: allowance for loan and lease losses	14,550	14,342
Net loans	963,447	967,349
Premises and equipment, net	17,030	17,272
Goodwill	15,071	15,071
Core deposit intangibles	1,249	1,403
Bank-owned life insurance	17,274	17,060
Other real estate owned	6,792	6,992
Accrued interest receivable and other assets	20,624	14,297

TOTAL ASSETS	$1,293,377	$1,331,006

LIABILITIES
Deposits:
Noninterest-bearing demand	$379,872	$334,171
Interest-bearing demand	154,788	196,308
Money market	185,494	177,281
Savings	252,179	260,125
Time	174,833	198,725
Total deposits	1,147,166	1,166,610
Other borrowings	12,910	12,901
Accrued interest payable and other liabilities	5,081	6,160
TOTAL LIABILITIES	1,165,157	1,185,671

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,347,526 and 7,330,548 shares issued; 5,810,351 and 5,888,737 shares outstanding	87,562	87,131
Retained earnings	89,900	83,971
Accumulated other comprehensive (loss) income	(17,591)	3,462
Treasury stock, at cost; 1,537,175 and 1,441,811 shares	(31,651)	(29,229)
TOTAL STOCKHOLDERS' EQUITY	128,220	145,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,293,377	$1,331,006

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,268	$11,885	$22,253	$24,052
Interest-earning deposits in other institutions	74	12	98	30
Federal funds sold	46	1	49	1
Investment securities:
Taxable interest	442	410	885	780
Tax-exempt interest	955	602	1,739	1,160
Dividends on stock	33	26	57	55
Total interest and dividend income	12,818	12,936	25,081	26,078

INTEREST EXPENSE
Deposits	709	1,010	1,435	2,215
Other borrowings	81	71	150	146
Total interest expense	790	1,081	1,585	2,361

NET INTEREST INCOME	12,028	11,855	23,496	23,717

Provision for loan losses	-	200	-	900

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,028	11,655	23,496	22,817

NONINTEREST INCOME
Service charges on deposit accounts	956	856	1,870	1,643
(Loss) gain on equity securities	(72)	40	(39)	121
Earnings on bank-owned life insurance	108	106	214	332
Gain on sale of loans	18	221	21	813
Revenue from investment services	153	212	294	339
Other income	220	197	426	602
Total noninterest income	1,383	1,632	2,786	3,850

NONINTEREST EXPENSE
Salaries and employee benefits	3,785	4,321	8,171	8,575
Occupancy expense	583	517	1,088	1,081
Equipment expense	274	313	589	670
Data processing and information technology costs	822	759	1,665	1,602
Ohio state franchise tax	292	286	585	572
Federal deposit insurance expense	90	150	140	294
Professional fees	383	323	838	742
Net loss on other real estate owned	206	22	214	68
Advertising expense	229	221	457	442
Software amortization expense	40	74	88	154
Core deposit intangible amortization	77	80	154	160
Merger-related costs	579	-	579	-
Other expense	1,175	828	2,233	1,851
Total noninterest expense	8,535	7,894	16,801	16,211

Income before income taxes	4,876	5,393	9,481	10,456
Income taxes	787	968	1,559	1,864

NET INCOME	$4,089	$4,425	$7,922	$8,592

EARNINGS PER SHARE
Basic	$0.70	$0.70	$1.35	$1.36
Diluted	$0.70	$0.70	$1.35	$1.35

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$4,089	$4,425	$7,922	$8,592

Other comprehensive (loss) income :
Net unrealized holding (loss) gain on available-for-sale investment securities	(13,819)	1,235	(26,650)	(495)
Tax effect	2,902	(259)	5,597	104

Total other comprehensive (loss) income	(10,917)	976	(21,053)	(391)

Comprehensive (loss) income	$(6,828)	$5,401	$(13,131)	$8,201

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, March 31, 2022	7,347,526	$87,562	$86,804	$(6,674)	$(30,048)	$137,644

Net income			4,089			4,089
Other comprehensive loss				(10,917)		(10,917)
Treasury shares acquired (63,214)					(1,603)	(1,603)
Cash dividends ($0.17 per share)			(993)			(993)

Balance, June 30, 2022	7,347,526	$87,562	$89,900	$(17,591)	$(31,651)	$128,220

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, March 31, 2021	7,323,487	$87,073	$72,729	$2,917	$(18,049)	$144,670

Net income			4,425			4,425
Other comprehensive income				976		976
Stock-based compensation, net	2,431	58				58
Treasury shares acquired (131,577)					(3,081)	(3,081)
Cash dividends ($0.16 per share)			(1,004)			(1,004)

Balance, June 30, 2021	7,325,918	$87,131	$76,150	$3,893	$(21,130)	$146,044

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, December 31, 2021	7,330,548	$87,131	$83,971	$3,462	$(29,229)	$145,335

Net income			7,922			7,922
Other comprehensive loss				(21,053)		(21,053)
Stock-based compensation, net	16,978	431				431
Treasury shares acquired (95,364)					(2,422)	(2,422)
Cash dividends ($0.34 per share)			(1,993)			(1,993)

Balance, June 30, 2022	7,347,526	$87,562	$89,900	$(17,591)	$(31,651)	$128,220

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income	Stock	Equity

Balance, December 31, 2020	7,308,685	$86,886	$69,578	$4,284	$(16,938)	$143,810

Net income			8,592			8,592
Other comprehensive income				(391)		(391)
Stock options exercised	10,650	94				94
Stock-based compensation, net	6,583	151				151
Treasury shares acquired (181,045)					(4,192)	(4,192)
Cash dividends ($0.32 per share)			(2,020)			(2,020)

Balance, June 30, 2021	7,325,918	$87,131	$76,150	$3,893	$(21,130)	$146,044

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$7,922	$8,592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	900
Loss (gain) on equity securities	39	(121)
Depreciation and amortization of premises and equipment, net	651	723
Software amortization expense	88	154
Financing lease amortization expense	70	157
Amortization of premium and discount on investment securities, net	321	221
Accretion of deferred loan fees, net	(1,551)	(2,327)
Amortization of core deposit intangibles	154	160
Stock-based compensation income, net	(44)	(21)
Origination of loans held for sale	(1,118)	(21,476)
Proceeds from sale of loans	1,406	22,377
Gain on sale of loans	(21)	(813)
Earnings on bank-owned life insurance	(214)	(332)
Deferred income tax	(310)	162
Loss (gain) on other real estate owned	-	28
Other real estate owned writedowns	200	-
Decrease (increase) in accrued interest receivable	163	844
Decrease in accrued interest payable	(11)	(236)
Other, net	(1,264)	(2,519)
Net cash provided by operating activities	6,481	6,473

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	3,310	8,436
Purchases	(32,040)	(45,642)
Decrease in loans, net	6,237	49,895
Proceeds from the sale of other real estate owned	-	332
Proceeds from bank-owned life insurance	-	424
Purchase of premises and equipment	(340)	(160)
Redemption of restricted stock	-	401
Net cash (used in) provided by investing activities	(22,833)	13,686

FINANCING ACTIVITIES
Net decrease in deposits	(19,444)	(29,915)
Repayment of other borrowings	(130)	(4,074)
Stock options exercised	-	94
Repurchase of treasury shares	(2,422)	(4,192)
Cash dividends	(1,993)	(2,020)
Net cash used in by financing activities	(23,989)	(40,107)

Decrease in cash and cash equivalents	(40,341)	(19,948)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,494	112,417

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,153	$92,469

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended
	June 30,
	2022	2021
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,596	$2,529
Income taxes	1,852	2,854

Noncash investing transactions:
Transfers from loans held for sale to loans held for investment	784
Transfers from loans to other real estate owned	$-	$63
Finance lease assets added to premises and equipment	(139)	(67)
Noncash financing transactions:
Finance lease liabilities added to other borrowings funds	$139	$67

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

In the first quarter of 2022, MBC established a wholly owned subsidiary named Middlefield Insurance Services (MIS), headquartered in Middlefield, Ohio. This operating subsidiary exists to offer retail and business customers a variety of insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. At June 30, 2022, MIS’s assets consist of a cash account, a prepaid asset, and an accounts receivable. All significant inter-company items have been eliminated between MBC and this subsidiary.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected by the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, the transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. Management will continue to monitor model output throughout the deferral period.

Current Expected Credit Loss (CECL) Adoption The Company continues to monitor the opportunity to early adopt ASC Topic 326, which replaces the current incurred loss approach for measuring credit losses with an expected loss model. CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. Expected results of adoption are challenging to forecast due to the evolving macroeconomic landscape. Early adoption of CECL is unlikely.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years beginning after December 15. 2023. Early adoption ls permitted. The Company has assessed ASU 2022-03 and does not expect it to have a material impact on its accounting and disclosures.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains, gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 90.0% of the total revenue of the Company.

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

Miscellaneous Fee income – Fees earned on other services, such as ATM surcharge fees, money order fees, and check fees, are recognized at the time of the event or the applicable billing cycle.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest Income	2022	2021	2022	2021
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$223	$163	$424	$331
ATM banking fees	359	360	668	672
Service charges and other fees	374	333	778	640
(Loss) gain on equity securities (a)	(72)	40	(39)	121
Earnings on bank-owned life insurance (a)	108	106	214	332
Gain on sale of loans (a)	18	221	21	813
Revenue from investment services	153	212	294	339
Miscellaneous Fee income	76	63	139	125
Other income	144	134	287	477
Total noninterest income	$1,383	$1,632	$2,786	$3,850

Net loss on other real estate owned	$206	$22	$214	$68

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no nonvested stock options outstanding as of June 30, 2022 and 2021.

There was no stock option activity during the three or six months ended June 30, 2022.

The following table presents the activity during the six months ended June 30, 2022, related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2022	76,933	$23.01
Granted	25,414	24.80
Vested	(25,263)	20.95
Forfeited	(13,438)	-
Nonvested at June 30, 2022	63,646	$24.34

Expected to vest as of June 30, 2022	52,068	$24.19

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation (recovery) expense of ($162,000) and $97,000 was recognized for the three-month periods ended June 30, 2022, and 2021, respectively. Share-based compensation (recovery) expense of ($44,000) and $97,000 was recognized for the six-month periods ended June 30, 2022, and 2021, respectively. Expense recovery is the result of a decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a market condition tied to the total shareholder return on the Company’s stock. A change in market conditions leads to adjustments to the probability of the market condition achievement, which results in changes in the liability and the compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $340,000 and $594,000 on June 30, 2022, and 2021, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to nonvested share-based compensation on restricted stock as of June 30, 2022 totals $543,000, of which $147,000 is estimated for the rest of 2022, $250,000 for 2023, $129,000 for 2024, and $17,000 for 2025.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Weighted-average common shares issued	7,347,526	7,324,475	7,342,930	7,320,989

Average treasury stock shares	(1,496,104)	(1,027,404)	(1,477,783)	(989,633)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	5,851,422	6,297,071	5,865,147	6,331,356

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	8,676	15,159	8,676	16,989

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	5,860,098	6,312,230	5,873,823	6,348,345

Outstanding on June 30, 2022, were 63,646 shares of restricted stock, 54,970 shares of which were anti-dilutive. There were no options to purchase shares of common stock outstanding as of June 30, 2022.

Outstanding at June 30, 2021 were 77,933 shares of restricted stock, 62,774 shares of which were anti-dilutive. There were no options to purchase shares of common stock outstanding as of June 30, 2021.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of June 30, 2022, the Company held 1,537,175 of the Company’s shares, which is an increase of 95,364 from the 1,441,811 shares held as of December 31, 2021.

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

		June 30, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,478	$9,830	$31,308
Obligations of states and political subdivisions	-	132,308	-	132,308
Mortgage-backed securities in government-sponsored entities	-	8,342	-	8,342
Total debt securities	-	162,128	9,830	171,958
Equity securities in financial institutions	779	-	-	779
Total	$779	$162,128	$9,830	$172,737

		December 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$20,337	$12,200	$32,537
Obligations of states and political subdivisions	-	127,345	-	127,345
Mortgage-backed securities in government-sponsored entities	-	10,317	-	10,317
Total debt securities	-	157,999	12,200	170,199
Equity securities in financial institutions	818	-	-	818
Total	$818	$157,999	$12,200	$171,017

Investment Securities Available for Sale - An independent pricing service provides the Company fair values which represent quoted prices for similar assets, fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level II). Level III securities are assets whose fair value cannot be determined by using observable measures. The inputs to the valuation methodology of these securities are unobservable and significant to the fair value measurement. Currently, this category includes certain subordinated debt investments that are valued based on the discounted cash flow approach assuming a yield curve of similarly structured instruments.

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis.

(Dollar amounts in thousands)
Subordinated debt
Balance as of January 1, 2022	$12,200
Transfers out of Level III (1)	(2,250)
Net unrealized holding gain on available-for-sale investment securities	(120)
Balance as of June 30, 2022	$9,830

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

		June 30, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,106	$1,106
Other real estate owned	-	-	6,792	6,792

		December 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,162	$4,162

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $376,000 and $901,000 as of June 30, 2022, and December 31, 2021, respectively.

Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value and is therefore not included in the above table. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property and is included in the above table as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral after foreclosure are included in net expenses from OREO.

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2022
Impaired loans	$1,106	Appraisal of collateral (1)	Appraisal adjustments (2)	32.5%	to	76.6%	(51.3%)

Other real estate owned	$6,792	Appraisal of collateral (1)	Appraisal adjustments (2)				14.2%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$4,162	Appraisal of collateral (1)	Appraisal adjustments (2)	25.0%	to	72.2%	(36.6%)

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2022
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Loans held for sale	-	-	-	-	-
Net loans	$963,447	-	-	$940,261	940,261

Financial liabilities:
Deposits	$1,147,166	$972,333	$-	$171,863	$1,144,196
Other borrowings	12,910	-	-	12,910	12,910

	December 31, 2021
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Loans held for sale	$1,051	-	$1,051	$-	$1,051
Net loans	967,349	-	-	961,645	961,645

Financial liabilities:
Deposits	$1,166,610	$967,885	$-	$199,503	$1,167,388
Other borrowings	12,901	-	-	12,901	12,901

Included within other borrowings is an $8.2 million note payable, which matures in December 2037.  These borrowings were used to form a special purpose entity (“Entity”) to issue $8.0 million of floating rate, obligated mandatorily redeemable securities.   The rate adjusts quarterly, equal to LIBOR plus 1.67%.     The borrowing is a floating rate instrument, and any difference between the cost and fair value is insignificant.

In addition to the financial instruments included in the preceding tables, cash and cash equivalents, bank-owned life insurance, Federal Home Loan Bank stock, accrued interest receivable, and accrued interest payable, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the three and six months ended June 30, 2022, and 2021, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on available-for-sale securities (a)
Balance as of March 31, 2022	$(6,674)
Other comprehensive loss	(10,917)
Balance at June 30, 2022	$(17,591)

Balance as of December 31, 2021	$3,462
Other comprehensive loss	(21,053)
Balance at June 30, 2022	$(17,591)

(Dollars in thousands)	Unrealized (losses)/gains on available-for-sale securities (a)
Balance as of March 31, 2021	$2,917
Other comprehensive income	976
Balance at June 30, 2021	$3,893

Balance as of December 31, 2020	$4,284
Other comprehensive loss	(391)
Balance at June 30, 2021	$3,893

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three and six months ended June 30, 2022, and 2021.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$32	$(1,024)	$31,308
Obligations of states and political subdivisions:
Taxable	500	1	-	501
Tax-exempt	152,436	105	(20,734)	131,807
Mortgage-backed securities in government-sponsored entities	8,990	2	(650)	8,342
Total	$194,226	$140	$(22,408)	$171,958

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$356	$(119)	$32,537
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	122,877	4,307	(341)	126,843
Mortgage-backed securities in government-sponsored entities	10,140	257	(80)	10,317
Total	$165,817	$4,922	$(540)	$170,199

Equity securities totaled $779,000 and $818,000 at June 30, 2022 and December 31, 2021, respectively.

The Company recognized a net loss on equity investments of $72,000 and $39,000, respectively, for the three and six months ended June 30, 2022. The Company recognized a net gain on equity investments of $40,000 and $121,000, respectively, for the three and six months ended June 30, 2021. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$556	$562
Due after one year through five years	2,606	2,606
Due after five years through ten years	44,620	43,316
Due after ten years	146,444	125,474
Total	$194,226	$171,958

There were no securities sold during the three and six months ended June 30, 2022, and 2021, respectively.

Investment securities with an approximate carrying value of $78.9 million and $77.1 million on June 30, 2022, and December 31, 2021, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$27,483	$(917)	$1,493	$(107)	$28,976	$(1,024)
Obligations of states and political subdivisions:
Tax-exempt	118,890	(20,259)	1,847	(475)	120,737	(20,734)
Mortgage-backed securities in government-sponsored entities	6,487	(345)	1,678	(305)	8,165	(650)
Total	$152,860	$(21,521)	$5,018	$(887)	$157,878	$(22,408)

	December 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$9,150	$(100)	$731	$(19)	$9,881	$(119)
Obligations of states and political subdivisions:
Tax-exempt	24,273	(341)	-	-	24,273	(341)
Mortgage-backed securities in government-sponsored entities	-	-	1,980	(80)	1,980	(80)
Total	$33,423	$(441)	$2,711	$(99)	$36,134	$(540)

There were 182 securities in an unrealized loss position for less than twelve months and eight securities in an unrealized loss position for twelve months or greater on June 30, 2022.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 82% of the total available-for-sale portfolio as of June 30, 2022, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three and six months ended June 30, 2022, and 2021, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of June 30, 2022, or December 31, 2021, represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities, and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

June 30, 2022
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$701	$120,070	$120,771
Non-owner occupied	5,133	283,201	288,334
Multifamily	-	29,152	29,152
Residential real estate	975	245,478	246,453
Commercial and industrial	1,848	135,550	137,398
Home equity lines of credit	247	111,483	111,730
Construction and other	-	35,988	35,988
Consumer installment	-	8,171	8,171
Total	$8,904	$969,093	$977,997

December 31, 2021
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$731	$110,739	$111,470
Non-owner occupied	5,297	278,321	283,618
Multifamily	-	31,189	31,189
Residential real estate	1,104	238,985	240,089
Commercial and industrial	587	148,225	148,812
Home equity lines of credit	250	104,105	104,355
Construction and other	-	54,148	54,148
Consumer installment	-	8,010	8,010
Total	$7,969	$973,722	$981,691

The amounts above include net deferred loan origination fees of $2.0 million and $3.6 million on June 30, 2022, and December 31, 2021, respectively. The net deferred loan origination fees at June 30, 2022, and December 31, 2021, include $38,000 and $1.3 million, respectively, of unearned deferred fees from PPP loans.

June 30, 2022
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$9	$1,794	$1,803
Non-owner occupied	621	6,726	7,347
Multifamily	-	416	416
Residential real estate	13	1,840	1,853
Commercial and industrial	212	1,001	1,213
Home equity lines of credit	1	1,494	1,495
Construction and other	-	399	399
Consumer installment	-	24	24
Total	$856	$13,694	$14,550

December 31, 2021
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,826	$1,836
Non-owner occupied	655	6,776	7,431
Multifamily	-	454	454
Residential real estate	17	1,723	1,740
Commercial and industrial	42	840	882
Home equity lines of credit	16	1,436	1,452
Construction and other	-	533	533
Consumer installment	-	14	14
Total	$740	$13,602	$14,342

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”), which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made to finance the activities of commercial real estate owners and operators. The residential real estate and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers. Although PPP loans are included with C&I loans, the nature of PPP loans differs considerably from the rest of the category. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the C&I, RRE, HELOC, and Consumer Installment were partially offset by a decrease in the allowance for the CRE and Construction portfolios.

Management evaluates individual loans in all of the commercial segments for possible impairment based on guidelines established by the Board of Directors. Loans are considered to be impaired when, based on current information and events, the Company will probably be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall concerning the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment unless such loans are part of a larger relationship that is impaired or the loan was modified in a troubled debt restructuring.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

June 30, 2022
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$841	$965	$-
Residential real estate	697	757	-
Commercial and industrial	265	373	-
Home equity lines of credit	240	240	-
Total	$2,043	$2,335	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$701	$701	$9
Non-owner occupied	4,292	4,902	621
Residential real estate	278	278	13
Commercial and industrial	1,583	1,583	212
Home equity lines of credit	7	7	1
Total	$6,861	$7,471	$856

Total:
Commercial real estate:
Owner occupied	$701	$701	$9
Non-owner occupied	5,133	5,867	621
Residential real estate	975	1,035	13
Commercial and industrial	1,848	1,956	212
Home equity lines of credit	247	247	1
Total	$8,904	$9,806	$856

December 31, 2021
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$1,547	$1,802	$-
Residential real estate	820	874	-
Commercial and industrial	370	538	-
Home equity lines of credit	7	7	-
Total	$2,744	$3,221	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$731	$731	$10
Non-owner occupied	3,750	4,277	655
Residential real estate	284	284	17
Commercial and industrial	217	230	42
Home equity lines of credit	243	243	16
Total	$5,225	$5,765	$740

Total:
Commercial real estate:
Owner occupied	$731	$731	$10
Non-owner occupied	5,297	6,079	655
Residential real estate	1,104	1,158	17
Commercial and industrial	587	768	42
Home equity lines of credit	250	250	16
Total	$7,969	$8,986	$740

The tables above include troubled debt restructuring totaling $3.6 million and $2.6 million as of June 30, 2022, and December 31, 2021, respectively. The amounts allocated within the allowance for losses for these troubled debt restructurings were $335,000 and $150,000 on June 30, 2022, and December 31, 2021, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$709	$12	$716	$23
Non-owner occupied	5,173	57	5,214	115
Residential real estate	986	13	1,025	25
Commercial and industrial	1,239	51	1,022	65
Home equity lines of credit	248	2	249	5
Total	$8,355	$135	$8,226	$233

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$1,489	$15	$1,514	$31
Non-owner occupied	4,776	23	4,558	67
Residential real estate	1,227	13	1,257	24
Commercial and industrial	864	6	854	13
Home equity lines of credit	239	1	241	3
Total	$8,595	$58	$8,424	$138

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as payment delinquency, bankruptcy, repossession, or death, occurs to raise awareness of a possible credit quality loss.  The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships with loan balances of $750,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Company engages an external consultant to conduct loan reviews on a semiannual basis. Generally, the external consultant reviews a sample of commercial relationships greater than $250,000 and criticized relationships greater than $150,000.  Detailed reviews, including plans for resolution, are performed on criticized loans on at least a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The primary risk of commercial and industrial loans is related to deterioration in the cash flow of the business that may result in the liquidation of the business assets securing the loan. C&I loans are, by nature, secured by less substantial collateral than real estate- secured loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties. The primary risk of commercial real estate loans is the loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
June 30, 2022	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$110,901	$1,179	$8,691	$-	$120,771
Non-owner occupied	230,002	232	58,100	-	288,334
Multifamily	29,152	-	-	-	29,152
Residential real estate	244,075	-	2,378	-	246,453
Commercial and industrial	130,986	3,416	2,996	-	137,398
Home equity lines of credit	110,607	-	1,123	-	111,730
Construction and other	35,659	329	-	-	35,988
Consumer installment	8,167	-	4	-	8,171
Total	$899,549	$5,156	$73,292	$-	$977,997

		Special			Total
December 31, 2021	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$104,217	$2,400	$4,853	$-	$111,470
Non-owner occupied	230,672	3,038	49,908	-	283,618
Multifamily	31,189	-	-	-	31,189
Residential real estate	237,132	-	2,957	-	240,089
Commercial and industrial	143,911	2,748	2,153	-	148,812
Home equity lines of credit	103,296	-	1,059	-	104,355
Construction and other	53,807	341	-	-	54,148
Consumer installment	8,005	-	5	-	8,010
Total	$912,229	$8,527	$60,935	$-	$981,691

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
June 30, 2022	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$120,236	$-	$535	$-	$535	$120,771
Non-owner occupied	287,961	-	-	373	373	288,334
Multifamily	29,152	-	-	-	-	29,152
Residential real estate	245,687	676	88	2	766	246,453
Commercial and industrial	137,278	96	5	19	120	137,398
Home equity lines of credit	111,402	129	100	99	328	111,730
Construction and other	35,988	-	-	-	-	35,988
Consumer installment	8,171	-	-	-	-	8,171
Total	$975,875	$901	$728	$493	$2,122	$977,997

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2021	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$111,257	$81	$132	$-	$213	$111,470
Non-owner occupied	282,365	880	-	373	1,253	283,618
Multifamily	31,189	-	-	-	-	31,189
Residential real estate	238,483	1,187	-	419	1,606	240,089
Commercial and industrial	148,437	112	-	263	375	148,812
Home equity lines of credit	104,316	-	39	-	39	104,355
Construction and other	54,148	-	-	-	-	54,148
Consumer installment	7,799	16	19	176	211	8,010
Total	$977,994	$2,276	$190	$1,231	$3,697	$981,691

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

June 30, 2022	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$74	$-
Non-owner occupied	2,338	-
Multifamily	-	-
Residential real estate	1,602	-
Commercial and industrial	242	-
Home equity lines of credit	247	-
Construction and other	-	-
Consumer installment	167	-
Total	$4,670	$-

December 31, 2021	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$81	$-
Non-owner occupied	2,442	-
Residential real estate	1,577	-
Commercial and industrial	456	-
Home equity lines of credit	121	-
Consumer installment	182	-
Total	$4,859	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $40,000 and $103,000 for the three and six months ended June 30, 2022, respectively. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $124,000 and $183,000 for the three and six months ended June 30, 2021, respectively.

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

The following tables summarize the ALLL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the six months ended June 30, 2022
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2021	Charge-offs	Recoveries	Provision	June 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,836	$-	$3	$(36)	$1,803
Non-owner occupied	7,431	-	-	(84)	7,347
Multifamily	454	-	-	(38)	416
Residential real estate	1,740	-	27	86	1,853
Commercial and industrial	882	(30)	208	153	1,213
Home equity lines of credit	1,452	(25)	-	68	1,495
Construction and other	533	-	-	(134)	399
Consumer installment	14	(46)	71	(15)	24
Total	$14,342	$(101)	$309	$-	$14,550

	For the six months ended June 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2020	Charge-offs	Recoveries	Provision	June 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,342	$-	$43	$140	$1,525
Non-owner occupied	6,817	(263)	-	1,070	7,624
Multifamily	461	-	-	(12)	449
Residential real estate	1,683	(27)	3	133	1,792
Commercial and industrial	1,353	-	51	(281)	1,123
Home equity lines of credit	1,405	-	52	(196)	1,261
Construction and other	378	-	28	2	408
Consumer installment	20	(102)	56	44	18
Total	$13,459	$(392)	$233	$900	$14,200

	For the three months ended June 30, 2022
	Allowance for Loan and Lease Losses
	Balance				Balance
	March 31, 2022	Charge-offs	Recoveries	Provision	June 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,765	$-	$2	$36	$1,803
Non-owner occupied	7,672	-		(325)	7,347
Multifamily	419	-	-	(3)	416
Residential real estate	1,801	-	-	52	1,853
Commercial and industrial	904	-	59	250	1,213
Home equity lines of credit	1,355	-	-	140	1,495
Construction and other	558	-	-	(159)	399
Consumer installment	18	(40)	37	9	24
Total	$14,492	$(40)	$98	$-	$14,550

	For the three months ended June 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	March 31, 2021	Charge-offs	Recoveries	Provision	June 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,427	$-	$41	$57	$1,525
Non-owner occupied	7,248	(263)	-	639	7,624
Multifamily	488	-	-	(39)	449
Residential real estate	1,747	-	1	44	1,792
Commercial and industrial	1,440	-	32	(349)	1,123
Home equity lines of credit	1,330	-	44	(113)	1,261
Construction and other	424	-	23	(39)	408
Consumer installment	18	(28)	28	-	18
Total	$14,122	$(291)	$169	$200	$14,200

The provision fluctuations during the six months ended June 30, 2022, allocated to:

●	residential loans and home equity lines of credit are due to an increase in outstanding balances.
●	commercial and industrial loans are due to an increase in the specific reserve on impaired loans.
●	construction and other loans are due to a decrease in outstanding balances.

The provision fluctuations during the three months ended June 30, 2022, allocated to:

●	residential loans and home equity lines of credit are due to an increase in outstanding balances.
●	commercial and industrial loans are due to an increase in the specific reserve on impaired loans.
●	non-owner occupied commercial real estate loans are due to a decrease in outstanding balances.
●	home equity lines of credit are due to an increase in outstanding balances.
●	construction and other loans are due to a decrease in outstanding balances.

The provision fluctuations during the three and six months ended June 30, 2021, allocated to:

●	non-owner occupied commercial real estate loans are due to exposure to the substandard rate credits related to the hospitality industry.
●	commercial and industrial loans are due to a decrease in outstanding balances as PPP loans receive forgiveness.
●	home equity lines of credit are due to a decrease in outstanding balances.

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

The following tables present the number of loan modifications by class, the corresponding recorded investment, and the subsequently defaulted modifications (in thousands) for the years ended:

	For the Three Months Ended
	June 30, 2022
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	1	-	1	$1,200	$1,200

	For the Six Months Ended
	June 30, 2022
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	2	-	2	$1,225	$1,225

	For the Six Months Ended
	June 30, 2021
	Number of Contracts			Pre-Modification	Post-Modification
Troubled Debt Restructurings	Term Modification	Other	Total	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial and industrial	2	-	2	44	44

There were no troubled debt restructurings during the three-month period ended June 30, 2021.

There were no subsequent defaults of troubled debt restructurings for the three and six-month periods ended June 30, 2022.

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

NOTE 10 – PROPOSED ACQUISITION OF LIBERTY BANCSHARES

On May 26, 2022, Middlefield Banc Corp. (the “Company”), Liberty Bancshares, Inc. (“Liberty”), and MBCN Merger Subsidiary, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Liberty will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger. Promptly following the consummation of the Merger, it is expected that Merger Sub will be dissolved and liquidated and Liberty National Bank (“Liberty Bank”), the banking subsidiary of Liberty, will merge with and into The Middlefield Banking Company (“Middlefield Bank”), the banking subsidiary of the Company (the “Bank Merger”). Middlefield Bank will be the surviving bank in the Bank Merger (the “Surviving Bank”).

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the voting common stock, $1.25 par value per share, and each share of non-voting common stock, no par value, of Liberty (the “Liberty Common Stock”) issued and outstanding immediately prior to the Effective Time, will be converted, in accordance with the procedures set forth in the Merger Agreement, into the right to receive, without interest, 2.752 shares (the “Exchange Ratio” and such shares, the “Merger Consideration”) of the common stock, no par value per share, of the Company (the “Company Common Stock”). The Merger Agreement provides that an outstanding and unexercised warrant issued to Castle Creek Partners VI, LP (“Castle Creek”) to purchase shares of Liberty convertible perpetual preferred stock, Series A shall be canceled and converted into the right to receive the Merger Consideration.

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

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2022, as compared with December 31, 2021, and operating results for the three and six-month periods ended June 30, 2022, and 2021.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2022 Six-Month Financial Highlights (on a year-over-year basis unless noted):

●	Returned $4.4 million of capital to shareholders through dividends and the repurchase of 95,364 shares at an average price of $25.39 per share
●	Net income was $7.9 million, or $1.35 per diluted share, compared to $8.6 million, or $1.35 per diluted share
●	First-half pre-tax income benefited from $1.2 million of accelerated net fees associated with the Paycheck Protection Program (“PPP”), compared to $1.9 million in the 2021 first half
●	Net income during the second quarter was negatively impacted by $579,000 of one-time expenses associated with the proposed Liberty Bancshares, Inc. merger
●	Net interest margin improved by 20 basis points to 3.91%, compared to 3.71%
●	Total loans were $978.0 million, compared to $981.7 million at December 31, 2021

●	Total loans increased by $27.8 million, or 6.1% annualized from December 31, 2021, without the impact of PPP loan forgiveness
●	Return on average assets was 1.21%, compared to 1.26%
●	Return on average equity was 11.49%, compared to 11.88%
●	Return on average tangible common equity(1) was 13.03%, compared to 13.41%
●	Strong asset quality with nonperforming loans to total loans of 0.48%, compared to 0.73%
●	Allowance for loan losses was 1.49% of total loans, compared to 1.34%
●	Merger with Liberty Bancshares, Inc. on schedule to close during the 2022 fourth quarter

(1)	See reconciliation of non-GAAP measures in following tables

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Per common share data
Net income per common share - basic	$0.70	$0.65	$0.81	$0.85	$0.70	$1.35	$1.36
Net income per common share - diluted	$0.70	$0.65	$0.81	$0.85	$0.70	$1.35	$1.35
Dividends declared per share	$0.17	$0.17	$0.21	$0.16	$0.16	$0.34	$0.32
Book value per share (period end)	$22.07	$23.43	$24.68	$24.13	$23.50	$22.07	$23.50
Tangible book value per share (period end) (2) (3)	$19.26	$20.64	$21.88	$21.39	$20.82	$19.26	$20.82
Dividends declared	$993	$1,000	$1,242	$978	$1,004	$1,993	$1,920
Dividend yield	2.71%	2.78%	3.37%	2.66%	2.72%	2.72%	2.73%
Dividend payout ratio	24.28%	26.09%	25.68%	18.79%	22.69%	25.16%	22.35%
Average shares outstanding - basic	5,851,422	5,879,025	5,951,838	6,136,648	6,297,071	5,865,147	6,331,356
Average shares outstanding - diluted	5,860,098	5,889,836	5,975,333	6,157,181	6,312,230	5,873,823	6,348,345
Period ending shares outstanding	5,810,351	5,873,565	5,888,737	6,054,083	6,215,511	5,810,351	6,215,511

Selected ratios
Return on average assets	1.25%	1.17%	1.41%	1.51%	1.30%	1.21%	1.26%
Return on average equity	12.30%	10.75%	13.17%	13.95%	12.10%	11.49%	11.88%
Return on average tangible common equity (2) (4)	14.02%	12.13%	14.85%	15.71%	13.65%	13.03%	13.41%
Efficiency (1)	61.83%	62.54%	56.56%	54.04%	57.18%	62.18%	57.50%
Equity to assets at period end	9.91%	10.40%	10.92%	10.69%	10.74%	9.91%	10.74%
Noninterest expense to average assets	0.65%	0.62%	0.58%	0.58%	0.58%	1.27%	1.18%

(1)	The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2)	See reconciliation of non-GAAP measures below
(3)	Calculated by dividing tangible common equity by shares outstanding
(4)	Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Yields	2022	2022	2021	2021	2021	2022	2021
Interest-earning assets:
Loans receivable (2)	4.66%	4.53%	4.61%	4.74%	4.43%	4.60%	4.45%
Investment securities (2)	3.76%	3.41%	3.30%	3.37%	3.47%	3.59%	3.60%
Interest-earning deposits with other banks	0.77%	0.23%	0.20%	0.21%	0.18%	0.48%	0.19%
Total interest-earning assets	4.28%	4.06%	4.07%	4.20%	4.05%	4.17%	4.08%
Deposits:
Interest-bearing demand deposits	0.15%	0.14%	0.12%	0.12%	0.12%	0.15%	0.14%
Money market deposits	0.49%	0.47%	0.47%	0.46%	0.46%	0.48%	0.47%
Savings deposits	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.07%
Certificates of deposit	0.83%	0.87%	0.90%	1.08%	1.19%	0.85%	1.24%
Total interest-bearing deposits	0.36%	0.37%	0.36%	0.41%	0.46%	0.36%	0.50%
Non-Deposit Funding:
Borrowings	2.51%	2.16%	2.09%	2.11%	2.18%	2.34%	2.16%
Total interest-bearing liabilities	0.39%	0.39%	0.37%	0.42%	0.47%	0.39%	0.50%
Cost of deposits	0.24%	0.25%	0.26%	0.30%	0.34%	0.25%	0.37%
Cost of funds	0.27%	0.27%	0.27%	0.31%	0.35%	0.27%	0.38%
Net interest margin (1)	4.02%	3.80%	3.82%	3.91%	3.72%	3.91%	3.71%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2)	Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021

Stockholders' Equity (GAAP)	$128,220	$137,644	$145,335	$146,055	$146,044
Less Goodwill and other intangibles	16,320	16,397	16,474	16,555	16,635
Tangible Common Equity (Non-GAAP)	$111,900	$121,247	$128,861	$129,500	$129,409

Shares outstanding	5,810,351	5,873,565	5,888,737	6,054,083	6,215,511
Tangible book value per share (Non-GAAP)	$19.26	$20.64	$21.88	$21.39	$20.82

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021

Average Stockholders' Equity (GAAP)	$133,377	$144,630	$145,716	$148,048	$146,719	$139,003	$145,892
Less Average Goodwill and other intangibles	16,357	16,435	16,513	16,594	16,674	16,396	16,714
Average Tangible Common Equity (Non-GAAP)	$117,020	$128,195	$129,203	$131,454	$130,045	$122,607	$129,178

Net income	$4,089	$3,833	$4,837	$5,204	$4,425	$7,922	$8,592
Return on average tangible common equity (annualized) (Non-GAAP)	14.02%	12.13%	14.85%	15.71%	13.65%	13.03%	13.41%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021

Net income	$4,089	$3,833	$4,837	$5,204	$4,425	$7,922	$8,592
Add Income Taxes	787	772	1,027	1,174	968	1,559	1,864
Add Provision for loan losses	-	-	(200)	-	200	-	900
PTPP	$4,876	$4,605	$5,664	$6,378	$5,593	$9,481	$11,356

General. The Company’s total assets on June 30, 2022 were $1.29 billion, a decrease of $37.6 million from December 31, 2021. For the same period, cash and cash equivalents decreased by $40.3 million, and net loans decreased by $3.9 million. These decreases were partially offset by an increase of $6.3 million in other assets due to an increase in deferred tax assets. Stockholders’ equity decreased by $17.1 million, or 11.8%, as a result of a decrease in accumulated other comprehensive income. This was the result of an increase in the unrealized loss on the available-for-sale investment portfolio during the six-month period.  Excluding the decrease in accumulated other comprehensive income, total stockholders’ equity increased by $3.9 million.

Cash and cash equivalents. Cash and cash equivalents decreased $40.3 million to $79.2 million on June 30, 2022, from $119.5 million on December 31, 2021. The decrease in cash and cash equivalents is primarily a result of security purchases and a decrease in deposits, partially offset by the forgiveness of PPP loans. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds. Although cash decreased during the six-month period, cash still remains elevated.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Available-for-sale investment securities on June 30, 2022, totaled $172.0 million, an increase of $1.8 million, or 1.0%, from $170.2 million on December 31, 2021. Securities purchased were $32.0 million, and there were no sales of securities for the six months ended June 30, 2022. During this period, the Company recorded repayments, calls, and maturities of $3.3 million and a net unrealized holding loss through AOCI of $21.1 million. The Company recorded $39,000 in losses on equity securities during the six months ended June 30, 2022, on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The loss on equity securities is the result of fair value marks of the equity securities held during these six months.

On June 30, 2022, the Company held $31.3 million at fair value of subordinated debt in other banks, as compared to $32.5 million on December 31, 2021. The average yield on this portfolio was 4.83% on June 30, 2022, as compared to 4.86% on December 31, 2021.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 77% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Net loans receivable decreased $3.9 million, or 0.4%, to $963.4 million as of June 30, 2022. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	June 30,	December 31,
	2022	2021	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$120,771	$111,470	9,301	8.3%	12.3%
Non-owner occupied	288,334	283,618	4,716	1.7%	29.5%
Multifamily	29,152	31,189	(2,037)	-6.5%	3.0%
Residential real estate	246,453	240,089	6,364	2.7%	25.2%
Commercial and industrial	137,398	148,812	(11,414)	-7.7%	14.0%
Home equity lines of credit	111,730	104,355	7,375	7.1%	11.4%
Construction and Other	35,988	54,148	(18,160)	-33.5%	3.7%
Consumer installment	8,171	8,010	161	2.0%	0.9%
Total loans	977,997	981,691	(3,694)	-0.4%	100.0%
Less: Allowance for loan and lease losses	(14,550)	(14,342)	208	1.5%

Net loans	$963,447	$967,349	(3,902)	-0.4%

The decrease in the commercial and industrial portfolio includes the forgiveness of PPP loans of $31.5 million during the six months ended June 30, 2022. Excluding the impact of PPP forgiveness, total loans increased by $27.8 million or 6.1% annualized from December 31, 2021.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). There were no loans held for sale on June 30, 2022, a decrease of $1.1 million from December 31, 2021. This decrease is the result of decreased demand due to fewer refinance opportunities and increased holdings of residential real estate loans for investment. The Company recorded proceeds from the sale of $1.4 million of these loans for $21,000 in gains on the sale of loans as of June 30, 2022, on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. On June 30, 2022, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 244.0% of total risk-based capital. Construction, land, and land development loans represent 24.8% of total risk-based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows due to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing, which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. On June 30, 2022, unused line of credit commitments decreased by $2.8 million, or 1.0%, from December 31, 2021.

Allowance for Loan and Lease Losses and Asset Quality. The ALLL increased by $208,000, or 1.5%, to $14.6 million on June 30, 2022, from $14.3 million on December 31, 2021. For the three months ended June 30, 2022, net loan recoveries totaled $58,000, or (0.02)% of average loans, annualized, compared to net charge-offs (recoveries) of $122,000, or 0.05% of average loans, annualized, for the same period in 2021. No provision was needed during the three or six months ended June 30, 2022, to maintain the allowance for loan and lease losses. For the six months ended June 30, 2022, loan net recoveries totaled $208,000, or (0.04)% loans, annualized, compared to net charge-offs of $159,000, or 0.03% of average loans, annualized, for the same period in 2021. The ratio of the allowance for loan and lease losses to nonperforming loans was 311.56% as of June 30, 2022, compared to 182.99% for the same period in the prior year. The allowance for loan and lease losses to total loans ratio increased from 1.46% as of December 31, 2021, to 1.49% as of June 30, 2022. The increase in the ALLL to loans ratio resulted from a decrease in loan balances period over period. While the prior period provision was primarily attributable to the pandemic, the lack of provision for this year was impacted by credit quality and loan balance decreases.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated on June 30, 2022. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

The following tables illustrate the net charge-offs to average loans ratio for each loan category for each reported period:

	For the three months ended June 30,
	2022			2021
	Average Loan Balance	Net charge-offs (recoveries)	Net charge-offs (recoveries) to average loans	Average Loan Balance	Net charge-offs (recoveries)	Net charge-offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$116,337	$(2)	(0.01%)	$106,941	$(41)	(0.15%)
Non-owner occupied	288,945	-	0.00	304,084	263	0.35
Multifamily	29,058	-	0.00	36,923	-	0.00
Residential real estate	243,832	-	0.00	227,785	(1)	(0.00)
Commercial and industrial	133,572	(59)	(0.18)	221,321	(32)	(0.06)
Home equity lines of credit	108,230	-	0.00	109,439	(44)	(0.16)
Construction and other	42,760	-	0.00	63,513	(23)	(0.14)
Consumer installment	8,086	3	0.15	8,859	-	0.00

Total	$970,820	$(58)	(0.02%)	$1,078,866	$122	0.05%

	For the six months ended June 30,
	2022			2021
	Average Loan Balance	Net charge-offs (recoveries)	Net charge-offs (recoveries) to average loans	Average Loan Balance	Net charge-offs (recoveries)	Net charge-offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$115,823	$(3)	(0.01%)	$107,526	$(43)	(0.08%)
Non-owner occupied	285,244	-	0.00	309,979	263	0.17
Multifamily	30,093	-	0.00	37,621	-	0.00
Residential real estate	242,648	(27)	(0.02)	233,386	24	0.02
Commercial and industrial	142,739	(178)	(0.25)	218,489	(51)	(0.05)
Home equity lines of credit	107,766	25	0.05	111,228	(52)	(0.09)
Construction and other	44,953	-	0.00	63,537	(28)	(0.09)
Consumer installment	8,070	(25)	(0.62)	9,352	46	0.98

Total	$977,336	$(208)	(0.04%)	$1,091,119	$159	0.03%

Goodwill. The carrying value of goodwill was $15.1 million at June 30, 2022, and December 31, 2021. The Company performs a periodic quantitative analysis of goodwill using multiple approaches. The primary methodology is the discounted cash flow approach, while also considering a market approach of comparing multiples of similar public companies as well as market price with control premiums.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Based on the most recent analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired. The company also completed a qualitative assessment of goodwill as of September 30, 2021, with no resulting goodwill impairment. There have been no triggering events since the goodwill analysis as of September 30, 2021, and therefore, management has determined there is no goodwill impairment as of June 30, 2022.

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

	Asset Quality History

(Dollar amounts in thousands)	June 30, 2022	December 31, 2021

Nonperforming loans	$4,670	$4,859
Other real estate owned	6,792	6,992

Nonperforming assets	$11,462	$11,851

Allowance for loan and lease losses	14,550	14,342

Ratios:
Nonperforming loans to total loans	0.48%	0.49%
Nonperforming assets to total assets	0.89%	0.89%
Allowance for loan and lease losses to total loans	1.49%	1.46%
Allowance for loan and lease losses to nonperforming loans	311.56%	295.16%

Total loans	977,997	981,691
Total assets	1,293,377	1,331,006

Nonperforming loans exclude TDRs that are performing under their terms over a prescribed period. TDRs are those loans which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 23 TDRs accruing interest with a balance of $2.8 million as of June 30, 2022. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To comply with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $4.2 million as of June 30, 2022 and December 31, 2021.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral that secures the loans. Of the total nonperforming loans on June 30, 2022, 91.2% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize the future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.17 billion or 98.9% of the Company’s total average funding sources at June 30, 2022. Total deposits decreased $19.4 million on June 30, 2022, from $1.17 billion on December 31, 2021. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	June 30,	December 31,
	2022	2021	$ change	% change

Noninterest-bearing demand	$379,872	$334,171	$45,701	13.7%
Interest-bearing demand	154,788	196,308	(41,520)	-21.2%
Money market	185,494	177,281	8,213	4.6%
Savings	252,179	260,125	(7,946)	-3.1%
Time	174,833	198,725	(23,892)	-12.0%
Total deposits	$1,147,166	$1,166,610	$(19,444)	-1.7%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $5.1 million on June 30, 2022 and $15.1 million on December 31, 2021.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), subordinated debt, short-term borrowings from other banks, and federal funds purchased. Other borrowings were relatively unchanged at $12.9 million as of June 30, 2022 and December 31, 2021.

Stockholders’ equity. Stockholders’ equity decreased $17.1 million, or 11.8%, to $128.2 million at June 30, 2022 from $145.3 million at December 31, 2021. This decrease was mostly the result of the $21.1 million decrease in accumulated other comprehensive income due to fair value adjustments of available-for-sale securities, and the $2.4 million increase in treasury stock due to the Company repurchasing 95,364 of its outstanding shares during the six months ended June 30, 2022. These changes were partially offset by an increase in retained earnings of $5.9 million due to the year-to-date net income and dividends paid.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2022, was $4.1 million, a $336,000, or 7.6%, decrease from the amount earned during the same period in 2021. Diluted earnings per share for the quarter was unchanged at $0.70 for the three months ended June 30, 2022 and the same period in 2021. Net income for the six months ended June 30, 2022, was $7.9 million, a $670,000, or 7.8%, decrease from the amount earned during the same period in 2021. Diluted earnings per share were unchanged at $1.35 for these six months ended June 30, 2022 and the same period in 2021.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.25% and 12.30%, respectively, compared with 1.30% and 12.10% for the same period in 2021. The Company’s ROA and ROE for the six months were 1.21% and 11.49%, respectively, compared with 1.26% and 11.88% for the same period in 2021.

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

Net interest income for the three months ended June 30, 2022, totaled $12.0 million, an increase of 1.5% from that reported in the comparable period of 2021. The net interest margin was 4.02% for the second quarter of 2022, an increase from the 3.72% reported for the same quarter of 2021. The increase in the net interest margin is attributable to a decrease in the average balance of certificates of deposit of $49.2 million, coupled with a 36 basis point decrease in the rate paid on those deposits. Further contributing to the improvement in net interest margin was an increase in the average balance of investments of $40.8 million, coupled with a 29 basis point increase in the yield earned on those investments. These fluctuations were partially offset by a $108.0 million decrease in the average balance of loans, partially offset by a 23 basis point increase in the yield earned on those loans due to PPP forgiveness.

Net interest income for the six months ended June 30, 2022, totaled $23.5 million, a decrease of 0.9% from that reported in the comparable period of 2021. The net interest margin was 3.91% for the six months ended June 30, 2022, an increase from the 3.71% reported for the same period of 2021. The increase in the net interest margin is attributable to a decrease in the average balance of certificates of deposit of $62.5 million, coupled with a 39 basis point decrease in the rate paid on those deposits. Further contributing to the improvement in net interest margin was an increase in the average balance of investments of $47.6 million. These fluctuations were partially offset by a $113.8 million decrease in the average balance of loans, partially offset by a 15 basis point increase in the yield earned on those loans due to PPP forgiveness.

The Company is in an asset-sensitive position. A rising interest rate environment should lead to an expansion of net interest margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities.  Much of the Company’s asset sensitivity is due to commercial loans that have variable interest rates.  As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment.  As of June 30th, nearly all loan contracts with floor rates exceed their contractual floor rates and are repricing accordingly with rising interest rates.  Although the Company expects to benefit from a rising interest rate environment, deposit pricing is expected to increase in order to maintain liquidity. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income decreased $118,000, or 0.9%, for the three months ended June 30, 2022, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $617,000 and is partially offset by an increase in tax-exempt interest on investment securities of $353,000. The average balance of investment securities increased by $40.8 million, or 30.2%, and the 3.76% yield on the investment portfolio increased by 29 basis points, from 3.47%, for the same period in the prior year. The decrease in the average loan balance for the three months ended June 30, 2022, is due in part to the forgiveness of PPP loans, from which the related gross deferred fee income was $509,000.

Interest and dividend income decreased by $997,000, or 3.8%, for the six months ended June 30, 2022, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $1.8 million, partially offset by an increase in interest on investment securities of $684,000. The average balance of investment securities increased by $47.6 million, or 37.8%, while the yield was relatively flat at 3.59% for the six months ended June 30, 2022 compared to 3.60% for the same period 2021. The change in the average loan balance for the six months ended June 30, 2022, is due in part to the forgiveness of PPP loans, from which the related gross deferred fee income was $1.2 million.

Interest expense. Interest expense decreased by $291,000, or 26.9%, for the three months ended June 30, 2022, compared to the same period in the prior year. This decrease is attributable to a decrease in the average balance of certificates of deposits of $49.2 million, or 21.0%. This decrease is further attributable to decreases of 36 basis points in the rates paid on certificates of deposits.

Interest expense decreased by $776,000 or 32.9%, for the six months ended June 30, 2022, compared to the same period in the prior year. This decrease is attributable to a decrease in the average balance of certificates of deposits and interest-bearing demand deposits of $62.5 million and $40.0 million, respectively. This decrease is further attributable to decreases of 39 basis points in certificates of deposits.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews estimated probable incurred credit losses in the loan portfolio. Based on this review, no provision was recorded for the three or six months ended June 30, 2022, a decrease of $200,000 from the quarter ended June 30, 2021 and a decrease of $900,000 from the six months ended June 30, 2021. While the prior period provision was mostly attributable to the pandemic, the lack of provision for this quarter was impacted by credit quality and low loan growth. The ALLL to total loans for the quarter ended June 30, 2022, was 1.49%, compared to 1.34% during the same period in the prior year. The increase in the ALLL to loans ratio resulted from a decrease in loan balances period over period. The Company remains confident in its conservative and disciplined approach to credit and risk management.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively assisted its customers with applications for resources through the program. On June 30, 2022, the Company carried $1.4 million of PPP loans classified as C&I loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans.

Noninterest income. Noninterest income decreased by $249,000, or 15.3%, for the three months ended June 30, 2022, over the comparable 2021 period. This decrease was the result of a $203,000 decrease in gains on sale of loans, and a $112,000 decrease in gain on equity securities, partially offset by a $100,000 increase in service charges on deposit accounts. The decrease in gains on sale of loans resulted from the decline in demand for residential refinances. The decrease in gains on equity securities was the result of fair value marks of the equity securities held during these three months. The increase in service charges on deposit accounts was primarily due to an increase in checking account fees as a result of a new checking account program offered to customers and a slight increase in cash management fees relating to cannabis-related deposit business.

Noninterest income decreased $1.1 million, or 27.6%, during the six months ended June 30, 2022, over the comparable 2021 period. This decrease was the result of a $792,000 decrease in gains on sale of loans, a $160,000 decrease in gain on equity securities, and a $118,000 decrease in earnings on bank-owned life insurance, partially offset by a $227,000 increase in service charges on deposit accounts. The decrease in gains on sale of loans resulted from the decline in demand for residential refinances. The decrease in gains on equity securities was the result of fair value marks of the equity securities held during these six months. The decrease in earnings on bank-owned life insurance is due to the prior year payout on a claim. The increase in service charges on deposit accounts was primarily due to an increase in checking account fees as a result of a new checking account program offered to customers and a slight increase in cash management fees relating to cannabis-related deposit business.

Noninterest expense. Noninterest expense of $8.5 million for the second quarter of 2022 was 8.1%, or $641,000, higher than the second quarter of 2021. Noninterest expense of $16.8 million for the six months ended June 30, 2022, was 3.6%, or $590,000, higher than the same period in 2021. The increase for both the three and six-month periods was primarily the result of a $579,000 increase in merger-related costs, a $200,000 write-down of a foreclosed property, along with an increase in data processing costs. These increases were offset by a decrease in salaries and employee benefits expense partially due to share-based compensation recoveries due to a decrease in the market valuation of the plans. Please refer to Note 3 for more information on share-based compensation plans.

Provision for income taxes. The Company recognized $787,000 in income tax expense, which reflected an effective tax rate of 16.1% for the three months ended June 30, 2022, as compared to $968,000 with an effective tax rate of 17.9% for the comparable 2021 period. The Company recognized $1.6 million in income tax expense, which reflected an effective tax rate of 16.4% for the six months ended June 30, 2022, as compared to $1.9 million with an effective tax rate of 17.8% for the comparable 2021 period. The decrease in the effective tax rate is due to an increase in tax-exempt income generated from the investment portfolio.

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

	For the Three Months Ended June 30,
	2022			2021

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$970,820	$11,268	4.66%	$1,078,866	$11,885	4.43%
Investment securities (3)	176,138	1,397	3.76%	135,338	1,012	3.47%
Interest-earning deposits with other banks (4)	79,924	153	0.77%	85,245	39	0.18%
Total interest-earning assets	1,226,882	12,818	4.28%	1,299,449	12,936	4.05%
Noninterest-earning assets	89,555			70,692
Total assets	$1,316,437			$1,370,141
Interest-bearing liabilities:
Interest-bearing demand deposits	$159,779	$59	0.15%	$207,080	$64	0.12%
Money market deposits	185,711	228	0.49%	185,728	212	0.46%
Savings deposits	260,226	40	0.06%	253,612	38	0.06%
Certificates of deposit	184,748	382	0.83%	233,930	696	1.19%
Short-term borrowings	-	-	-	227	-	0.00%
Other borrowings	12,945	81	2.51%	13,062	71	2.18%
Total interest-bearing liabilities	803,409	790	0.39%	893,639	1,081	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	375,013			323,590
Other liabilities	4,638			6,193
Stockholders' equity	133,377			146,719
Total liabilities and stockholders' equity	$1,316,437			$1,370,141
Net interest income		$12,028			$11,855
Interest rate spread (1)			3.89%			3.56%
Net interest margin (2)			4.02%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			152.71%			145.41%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $269 and $179 for the three months ended June 30, 2022 and 2021, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2022, and 2021, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2022 versus 2021

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(1,193)	$576	$(617)
Investment securities	353	32	385
Interest-earning deposits with other banks	(2)	116	114
Total interest-earning assets	(842)	724	(118)

Interest-bearing liabilities:
Interest-bearing demand deposits	(14)	9	(5)
Money market deposits	-	16	16
Savings deposits	1	1	2
Certificates of deposit	(146)	(168)	(314)
Short-term borrowings	-	-	-
Other borrowings	(1)	11	10
Total interest-bearing liabilities	(160)	(131)	(291)

Net interest income	$(682)	$855	$173

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

	For the Six Months Ended June 30,
	2022			2021

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$977,336	$22,253	4.60%	$1,091,119	$24,052	4.45%
Investment securities (3)	173,483	2,624	3.59%	125,924	1,940	3.60%
Interest-earning deposits with other banks (4)	85,807	204	0.48%	89,477	86	0.19%
Total interest-earning assets	1,236,626	25,081	4.17%	1,306,520	26,078	4.08%
Noninterest-earning assets	87,382			70,850
Total assets	$1,324,008			$1,377,370
Interest-bearing liabilities:
Interest-bearing demand deposits	$165,066	119	0.15%	$205,063	$141	0.14%
Money market deposits	184,988	440	0.48%	190,502	441	0.47%
Savings deposits	260,194	78	0.06%	254,882	85	0.07%
Certificates of deposit	189,203	798	0.85%	251,711	1,548	1.24%
Short-term borrowings	-	-	-	169	-	0.00%
Other borrowings	12,944	150	2.34%	13,660	146	2.16%
Total interest-bearing liabilities	812,395	1,585	0.39%	915,987	2,361	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	367,334			309,395
Other liabilities	5,276			6,096
Stockholders' equity	$139,003			145,892
Total liabilities and stockholders' equity	$1,324,008			$1,377,370
Net interest income		$23,496			$23,717
Interest rate spread (1)			3.78%			3.56%
Net interest margin (2)			3.91%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities			152.22%			142.64%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $492 and $347 for the six months ended June 30, 2022 and 2021, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2022, and 2021, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2022 versus 2021

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(2,511)	$712	$(1,799)
Investment securities	849	(165)	684
Interest-earning deposits with other banks	(3)	121	118
Total interest-earning assets	(1,665)	668	(997)

Interest-bearing liabilities:
Interest-bearing demand deposits	(28)	6	(22)
Money market deposits	(13)	12	(1)
Savings deposits	2	(9)	(7)
Certificates of deposit	(384)	(366)	(750)
Short-term borrowings	-	-	-
Other borrowings	(8)	12	4
Total interest-bearing liabilities	(431)	(345)	(776)

Net interest income	$(1,234)	$1,013	$(221)

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

On June 30, 2022, the additional borrowing capacity at the FHLB was $459.1 million, as compared to $417.4 million on December 31, 2021. For the six months ended June 30, 2022, wholesale funding decreased by $10.0 million. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of June 30, 2022. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods to look for signs of stress resulting from the COVID-19 pandemic.

For the six months ended June 30, 2022, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines on June 30, 2022. The following table indicates the capital ratios for Middlefield Bank and the Company on June 30, 2022, and December 31, 2021.

	As of June 30, 2022
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.23%	12.81%	12.81%	14.06%
Middlefield Banc Corp.	10.64%	13.30%	12.52%	14.54%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2021
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	9.80%	12.72%	12.72%	13.97%
Middlefield Banc Corp.	10.02%	12.96%	12.18%	14.21%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2022, and December 31, 2021, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the June 30, 2022, and December 31, 2021 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2022, and December 31, 2021, for portfolio equity:

	June 30, 2022		December 31, 2021
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	1.40%	0.60%	2.40%	2.50%
-100bp	(3.50)%	(5.70)%	(1.40)%	(12.70)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2022, have remained unchanged from December 31, 2021.

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

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms. After the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in internal control or in other factors that could significantly affect the Company’s internal controls, including any corrective actions concerning significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the second quarter of 2022 are included in the following table:

2022 period In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

April 1-30	10,996	$25.33	43,146	344,405
May 1-31	20,089	$25.83	63,235	324,316
June 1-30	32,129	$25.06	95,364	292,187
Total	63,214	$25.35

(a)

In February of 2022, the Board of Directors authorized an increase to the Program resulting in 300,000 additional shares being available for repurchase. The Program may be modified, suspended or terminated by the Company at any time.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other information

None

Item 6. Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2022

Exhibit Number	Description	Location
2	Agreement and Plan of Merger by and among Middlefield Banc Corp., MBCN Merger Subsidiary, LLC and Liberty Bancshares, Inc., dated May 26, 2022	Incorporated by reference to Exhibit 2.1 of Middlefield Banc Corp.’s Form 8-K Current Report and Form 425 filed on May 27, 2022

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1

Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	[reserved]

10.2*	[reserved]

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’ registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on November 5, 2019

10.4.6*	Compensation Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 15, 2022

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

10.5	[reserved]

10.6*	[reserved]

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	Executive Retention Agreement between The Middlefield Banking Company and Michael C. Ranttila	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 10, 2022

10.9	Executive Retention Agreement between The Middlefield Banking Company and Michael L. Allen	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 10, 2022

10.10	Executive Retention Agreement between The Middlefield Banking Company and Charles O. Moore	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 10, 2022

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	[reserved]

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Current Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Current Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	filed herewith

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: August 8, 2022	By:	/s/ James R. Heslop, II

James R. Heslop, II

President and Chief Executive Officer

Date: August 8, 2022		By: /s/ Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer