Form 10-Q
period 2022-09-30
MIDDLEFIELD BANC CORP
filed 2022-11-14
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Septmeber 30, 2022
or
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
Outstanding at November 11, 2022: 5,767,803

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Cash and due from banks	$119,777	$97,172
Federal funds sold	8,800	22,322
Cash and cash equivalents	128,577	119,494
Equity securities, at fair value	972	818
Investment securities available for sale, at fair value	162,064	170,199
Loans held for sale	-	1,051
Loans:
Commercial real estate:
Owner occupied	120,912	111,470
Non-owner occupied	285,419	283,618
Multifamily	38,063	31,189
Residential real estate	247,612	240,089
Commercial and industrial	146,987	148,812
Home equity lines of credit	114,344	104,355
Construction and other	33,748	54,148
Consumer installment	8,110	8,010
Total loans	995,195	981,691
Less: allowance for loan and lease losses	14,532	14,342
Net loans	980,663	967,349
Premises and equipment, net	16,215	17,272
Goodwill	15,071	15,071
Core deposit intangibles	1,171	1,403
Bank-owned life insurance	17,382	17,060
Other real estate owned	6,792	6,992
Accrued interest receivable and other assets	22,104	14,297

TOTAL ASSETS	$1,351,011	$1,331,006

LIABILITIES
Deposits:
Noninterest-bearing demand	$383,675	$334,171
Interest-bearing demand	160,112	196,308
Money market	162,052	177,281
Savings	247,466	260,125
Time	177,182	198,725
Total deposits	1,130,487	1,166,610
Short-term borrowings:
Federal Home Loan Bank advances	80,000	-
Total short-term borrowings	80,000	-
Other borrowings	12,107	12,901
Accrued interest payable and other liabilities	5,562	6,160
TOTAL LIABILITIES	1,228,156	1,185,671

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 7,350,616 and 7,330,548 shares issued; 5,767,803 and 5,888,737 shares outstanding	87,640	87,131
Retained earnings	93,166	83,971
Accumulated other comprehensive (loss) income	(25,080)	3,462
Treasury stock, at cost; 1,582,813 and 1,441,811 shares	(32,871)	(29,229)
TOTAL STOCKHOLDERS' EQUITY	122,855	145,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,351,011	$1,331,006

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,892	$12,258	$34,145	$36,310
Interest-earning deposits in other institutions	134	30	232	60
Federal funds sold	51	1	100	2
Investment securities:
Taxable interest	449	461	1,334	1,241
Tax-exempt interest	982	673	2,721	1,833
Dividends on stock	59	24	116	79
Total interest and dividend income	13,567	13,447	38,648	39,525

INTEREST EXPENSE
Deposits	812	915	2,247	3,130
Short-term borrowings	44	-	44	-
Other borrowings	112	68	262	214
Total interest expense	968	983	2,553	3,344

NET INTEREST INCOME	12,599	12,464	36,095	36,181

Provision for loan losses	-	-	-	900

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,599	12,464	36,095	35,281

NONINTEREST INCOME
Service charges on deposit accounts	1,004	876	2,874	2,519
(Loss) gain on equity securities	(57)	102	(96)	223
Earnings on bank-owned life insurance	108	108	322	440
Gain on sale of loans	7	309	28	1,122
Revenue from investment services	233	190	527	529
Other income	251	236	677	838
Total noninterest income	1,546	1,821	4,332	5,671

NONINTEREST EXPENSE
Salaries and employee benefits	4,491	4,488	12,662	13,063
Occupancy expense	458	426	1,546	1,506
Equipment expense	233	333	822	1,003
Data processing and information technology costs	985	845	2,650	2,447
Ohio state franchise tax	293	287	878	859
Federal deposit insurance expense	84	150	224	444
Professional fees	280	136	1,118	878
Net gain on other real estate owned	1	9	215	77
Advertising expense	268	222	725	664
Software amortization expense	27	88	115	242
Core deposit intangible amortization	78	81	232	241
Merger-related costs	390	-	969	-
Other expense	1,298	842	3,531	2,694
Total noninterest expense	8,886	7,907	25,687	24,118

Income before income taxes	5,259	6,378	14,740	16,834
Income taxes	1,010	1,174	2,569	3,038

NET INCOME	$4,249	$5,204	$12,171	$13,796

EARNINGS PER SHARE
Basic	$0.73	$0.85	$2.08	$2.20
Diluted	$0.73	$0.85	$2.08	$2.19

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$4,249	$5,204	$12,171	$13,796

Other comprehensive loss:
Net unrealized holding loss on available-for-sale investment securities	(9,479)	(358)	(36,129)	(853)
Tax effect	1,990	75	7,587	179

Total other comprehensive loss	(7,489)	(283)	(28,542)	(674)

Comprehensive (loss) income	$(3,240)	$4,921	$(16,371)	$13,122

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, June 30, 2022	7,347,526	$87,562	$89,900	$(17,591)	$(31,651)	$128,220

Net income			4,249			4,249
Other comprehensive loss				(7,489)		(7,489)
Stock-based compensation, net	3,090	78				78
Treasury shares acquired (45,638)					(1,220)	(1,220)
Cash dividends ($0.17 per share)			(983)			(983)

Balance, September 30, 2022	7,350,616	$87,640	$93,166	$(25,080)	$(32,871)	$122,855

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, June 30, 2021	7,325,918	$87,131	$76,150	$3,893	$(21,130)	$146,044

Net income			5,204			5,204
Other comprehensive loss				(283)		(283)
Stock-based compensation, net	3,630					-
Treasury shares acquired (165,058)					(3,932)	(3,932)
Cash dividends ($0.16 per share)			(978)			(978)

Balance, September 30, 2021	7,329,548	$87,131	$80,376	$3,610	$(25,062)	$146,055

(continued on following page)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited, continued from previous page)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2021	7,330,548	$87,131	$83,971	$3,462	$(29,229)	$145,335

Net income			12,171			12,171
Other comprehensive loss				(28,542)		(28,542)
Stock-based compensation, net	20,068	509				509
Treasury shares acquired (141,002)					(3,642)	(3,642)
Cash dividends ($0.51 per share)			(2,976)			(2,976)

Balance, September 30, 2022	7,350,616	$87,640	$93,166	$(25,080)	$(32,871)	$122,855

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2020	7,308,685	$86,886	$69,578	$4,284	$(16,938)	$143,810

Net income			13,796			13,796
Other comprehensive loss				(674)		(674)
Stock options exercised	10,650	94				94
Stock-based compensation, net	10,213	151				151
Treasury shares acquired (346,103)					(8,124)	(8,124)
Cash dividends ($0.48 per share)			(2,998)			(2,998)

Balance, September 30, 2021	7,329,548	$87,131	$80,376	$3,610	$(25,062)	$146,055

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$12,171	$13,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	900
Loss (gain) on equity securities	96	(223)
Depreciation and amortization of premises and equipment, net	968	1,075
Software amortization expense	115	242
Financing lease amortization expense	114	235
Amortization of premium and discount on investment securities, net	470	351
Accretion of deferred loan fees, net	(1,678)	(3,750)
Amortization of core deposit intangibles	232	241
Stock-based compensation income, net	113	(21)
Origination of loans held for sale	(1,341)	(30,309)
Proceeds from sale of loans	1,636	31,633
Gain on sale of loans	(28)	(1,122)
Earnings on bank-owned life insurance	(322)	(440)
Deferred income tax	48	281
Loss on other real estate owned	-	28
Other real estate owned writedowns	200	-
(Increase) decrease in accrued interest receivable	(143)	818
Increase (decrease) in accrued interest payable	94	(275)
Other, net	(271)	(2,177)
Net cash provided by operating activities	12,474	11,283

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	3,576	9,528
Purchases	(32,290)	(59,429)
(Increase) decrease in loans, net	(10,852)	97,365
Proceeds from the sale of other real estate owned	-	332
Proceeds from bank-owned life insurance	-	424
Net purchase of premises and equipment	(636)	(417)
Purchase of restricted stock	(1,448)	-
Redemption of restricted stock	1,183	658
Net cash (used in) provided by investing activities	(40,467)	48,461

FINANCING ACTIVITIES
Net decrease in deposits	(36,123)	(24,643)
Increase in short-term borrowings, net	80,000	-
Repayment of other borrowings	(183)	(4,139)
Stock options exercised	-	94
Repurchase of treasury shares	(3,642)	(8,124)
Cash dividends	(2,976)	(2,998)
Net cash provided (used in) by financing activities	37,076	(39,810)

Increase in cash and cash equivalents	9,083	19,934

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,494	112,417

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128,577	$132,351

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended
	September 30,
	2022	2021
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,459	$3,520
Income taxes	2,727	4,328

Noncash investing transactions:
Transfers from loans held for sale to loans held for investment	$784	$63
Transfers from loans to other real estate owned	-	-
Decrease (increase) in finance lease assets included in premises and equipment	611	(67)
Noncash financing transactions:
(Decrease) increase in finance lease liabilities included in other borrowings	$(611)	$67

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

In the first quarter of 2022, MBC established a wholly-owned subsidiary named Middlefield Insurance Services (MIS), headquartered in Middlefield, Ohio. This operating subsidiary exists to offer retail and business customers a variety of insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. At September 30, 2022, MIS’s assets consist of a cash account, a prepaid asset, and an accounts receivable. All significant inter-company items have been eliminated between MBC and this subsidiary.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that is expected to occur over the remaining life of a financial asset. The income statement will be affected by the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, the transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. Management will continue to monitor model output throughout the deferral period.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and does not expect it to have a material impact on its accounting and disclosures.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains (losses), gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 89.5% of the total revenue of the Company.

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

Net gains (losses) on sale of other real estate owned (“OREO”) – Gains and losses are recognized after the property sale when the buyer obtains control of the real estate, and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset includes the transfer of the property title, physical possession of the asset, and the buyer securing control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, the payment terms, that the contract has an actual commercial substance, and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset. Gains and losses on the sale of OREO are reported in the Consolidated Statement of Income.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest Income	2022	2021	2022	2021
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$237	$192	$661	$523
ATM banking fees	397	354	1,065	1,026
Service charges and other fees	370	330	1,148	970
(Loss) gain on equity securities (a)	(57)	102	(96)	223
Earnings on bank-owned life insurance (a)	108	108	322	440
Gain on sale of loans (a)	7	309	28	1,122
Revenue from investment services	233	190	527	529
Miscellaneous Fee income	83	75	222	192
Other income	168	161	455	646
Total noninterest income	$1,546	$1,821	$4,332	$5,671

Net loss (gain) on other real estate owned	$1	$9	$215	$77

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no non-vested stock options outstanding as of September 30, 2022 and 2021.

There was no stock option activity during the three or nine months ended September 30, 2022.

The following table presents the activity during the nine months ended September 30, 2022, related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2022	76,933	$23.01
Granted	25,414	24.80
Vested	(25,263)	20.95
Forfeited	(13,438)	-
Nonvested at September 30, 2022	63,646	$24.34

Expected to vest as of September 30, 2022	57,271	$24.27

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $158,000 and $292,000 was recognized for the three-month periods ended September 30, 2022, and 2021, respectively. Share-based compensation expense of $113,000 and $389,000 was recognized for the nine-month periods ended September 30, 2022, and 2021, respectively. Expense recovery is the result of a decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a market condition tied to the total shareholder return on the Company’s stock. A change in market conditions leads to adjustments to the probability of the market condition achievement, which results in changes in the liability and the compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $498,000 and $887,000 on September 30, 2022, and 2021, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to non-vested share-based compensation on restricted stock as of September 30, 2022 totals $546,000, of which $88,000 is estimated for the rest of 2022, $291,000 for 2023, $149,000 for 2024, and $18,000 for 2025.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Weighted-average common shares issued	7,350,616	7,329,548	7,345,520	7,323,936

Average treasury stock shares	(1,557,843)	(1,192,900)	(1,504,763)	(1,058,133)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	5,792,773	6,136,648	5,840,757	6,265,803

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	13,026	20,533	13,026	21,753

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	5,805,799	6,157,181	5,853,783	6,287,556

Outstanding on September 30, 2022, were 63,646 shares of restricted stock, 50,620 shares of which were anti-dilutive.

Outstanding on September 30, 2021 were 77,933 shares of restricted stock, 57,400 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of September 30, 2022, the Company held 1,582,813 of the Company’s shares, which is an increase of 141,002 from the 1,441,811 shares held as of December 31, 2021.

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

		September 30, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$20,366	$10,147	$30,513
Obligations of states and political subdivisions	-	123,714	-	123,714
Mortgage-backed securities in government-sponsored entities	-	7,837	-	7,837
Total debt securities	-	151,917	10,147	162,064
Equity securities in financial institutions	972	-	-	972
Total	$972	$151,917	$10,147	$163,036

		December 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$20,337	$12,200	$32,537
Obligations of states and political subdivisions	-	127,345	-	127,345
Mortgage-backed securities in government-sponsored entities	-	10,317	-	10,317
Total debt securities	-	157,999	12,200	170,199
Equity securities in financial institutions	818	-	-	818
Total	$818	$157,999	$12,200	$171,017

Investment Securities Available for Sale - An independent pricing service provides the Company fair values, which represent quoted prices for similar assets, fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level II). Level III securities are assets whose fair value cannot be determined by using observable measures. The inputs to the valuation methodology of these securities are unobservable and significant to the fair value measurement. Currently, this category includes certain subordinated debt investments that are valued based on the discounted cash flow approach assuming a yield curve of similarly structured instruments.

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis.

(Dollar amounts in thousands)
Subordinated debt
Balance as of January 1, 2022	$12,200
Transfers into Level III (1)	500
Transfers out of Level III (1)	(2,250)
Net unrealized holding gain on available-for-sale investment securities	(303)
Balance as of September 30, 2022	$10,147

(1)	Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level II versus Level III criteria. The level designation of each financial instrument is reassessed at the end of each period.

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

		September 30, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Other real estate owned	-	-	$6,792	$6,792

		December 31, 2021
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$4,162	$4,162

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $901,000 as of December 31, 2021.

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
September 30, 2022
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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2022
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$980,663	-	-	$958,067	$958,067

Financial liabilities:
Deposits	$1,130,487	$953,305	$-	$171,874	$1,125,179
Other borrowings	12,107	-	-	12,107	12,107

	December 31, 2021
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Loans held for sale	$1,051	-	$1,051	$-	$1,051
Net loans	967,349	-	-	961,645	961,645

Financial liabilities:
Deposits	$1,166,610	$967,885	$-	$199,503	$1,167,388
Other borrowings	12,901	-	-	12,901	12,901

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

In addition to the financial instruments included in the above tables, cash and cash equivalents, bank-owned life insurance, Federal Home Loan Bank stock, accrued interest receivable, short-term borrowings, and accrued interest payable, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three and nine months ended September 30, 2022, and 2021, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on available-for-sale securities (a)
Balance as of June 30, 2022	$(17,591)
Other comprehensive loss	(7,489)
Balance at September 30, 2022	$(25,080)

Balance as of December 31, 2021	$3,462
Other comprehensive loss	(28,542)
Balance at September 30, 2022	$(25,080)

(Dollars in thousands)	Unrealized (losses)/gains on available-for-sale securities (a)

Balance as of June 30, 2021	$3,893
Other comprehensive loss	(283)
Balance at September 30, 2021	$3,610

Balance as of December 31, 2020	$4,284
Other comprehensive loss	(674)
Balance at September 30, 2021	$3,610

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three and nine months ended September 30, 2022, and 2021.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$6	$(1,793)	$30,513
Obligations of states and political subdivisions:
Taxable	500	-	-	500
Tax-exempt	152,297	24	(29,107)	123,214
Mortgage-backed securities in government-sponsored entities	8,714	4	(881)	7,837
Total	$193,811	$34	$(31,781)	$162,064

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$356	$(119)	$32,537
Obligations of states and political subdivisions:
Taxable	500	2	-	502
Tax-exempt	122,877	4,307	(341)	126,843
Mortgage-backed securities in government-sponsored entities	10,140	257	(80)	10,317
Total	$165,817	$4,922	$(540)	$170,199

Equity securities totaled $972,000 and $818,000 at September 30, 2022 and December 31, 2021, respectively.

The Company recognized a net loss on equity investments of $57,000 and $96,000, respectively, for the three and nine months ended September 30, 2022. The Company recognized a net gain on equity investments of $102,000 and $223,000, respectively, for the three and nine months ended September 30, 2021. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$601	$603
Due after one year through five years	2,709	2,671
Due after five years through ten years	45,209	42,783
Due after ten years	145,292	116,007
Total	$193,811	$162,064

There were no securities sold during the three and nine months ended September 30, 2022, and 2021, respectively.

Investment securities with an approximate carrying value of $87.7 million and $77.1 million on September 30, 2022, and December 31, 2021, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$21,957	$(993)	$8,050	$(800)	$30,007	$(1,793)
Obligations of states and political subdivisions:
Tax-exempt	104,880	(24,096)	11,242	(5,011)	116,122	(29,107)
Mortgage-backed securities in government-sponsored entities	5,954	(533)	1,332	(348)	7,286	(881)
Total	$132,791	$(25,622)	$20,624	$(6,159)	$153,415	$(31,781)

	December 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$9,150	$(100)	$731	$(19)	$9,881	$(119)
Obligations of states and political subdivisions:
Tax-exempt	24,273	(341)	-	-	24,273	(341)
Mortgage-backed securities in government-sponsored entities	-	-	1,980	(80)	1,980	(80)
Total	$33,423	$(441)	$2,711	$(99)	$36,134	$(540)

There were 174 securities in an unrealized loss position for less than twelve months and 28 securities in an unrealized loss position for twelve months or greater on September 30, 2022.

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

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and state and political subdivisions accounted for 81% of the total available-for-sale portfolio as of September 30, 2022, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government and the lack of prolonged unrealized loss positions within the obligations of the state and political subdivisions security portfolio. The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the three and nine months ended September 30, 2022, and 2021, there were no available-for-sale debt securities with an unrealized loss that suffered OTTI. Management does not believe any individual unrealized loss as of September 30, 2022, or December 31, 2021, represented an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit the Company from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities, and they approach maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

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

The following tables summarize the primary segments of the loan portfolio and allowance for loan and lease losses (in thousands):

September 30, 2022
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$5,387	$115,525	$120,912
Non-owner occupied	14,140	271,279	285,419
Multifamily	-	38,063	38,063
Residential real estate	892	246,720	247,612
Commercial and industrial	1,763	145,224	146,987
Home equity lines of credit	246	114,098	114,344
Construction and other	-	33,748	33,748
Consumer installment	-	8,110	8,110
Total	$22,428	$972,767	$995,195

December 31, 2021
Impairment Evaluation
	Individually	Collectively	Total Loans
Loans:
Commercial real estate:
Owner occupied	$731	$110,739	$111,470
Non-owner occupied	5,297	278,321	283,618
Multifamily	-	31,189	31,189
Residential real estate	1,104	238,985	240,089
Commercial and industrial	587	148,225	148,812
Home equity lines of credit	250	104,105	104,355
Construction and other	-	54,148	54,148
Consumer installment	-	8,010	8,010
Total	$7,969	$973,722	$981,691

The amounts above include net deferred loan origination fees of $1.9 million and $3.6 million on September 30, 2022, and December 31, 2021, respectively. The net deferred loan origination fees at September 30, 2022, and December 31, 2021, include $14,000 and $1.3 million, respectively, of unearned deferred fees from Paycheck Protection Program (“PPP”) loans.

September 30, 2022
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$36	$1,848	$1,884
Non-owner occupied	310	5,388	5,698
Multifamily	-	623	623
Residential real estate	13	2,236	2,249
Commercial and industrial	306	1,426	1,732
Home equity lines of credit	1	1,892	1,893
Construction and other	-	429	429
Consumer installment	-	24	24
Total	$666	$13,866	$14,532

December 31, 2021
Ending Allowance Balance by Impairment Evaluation:
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allocation
Loans:
Commercial real estate:
Owner occupied	$10	$1,826	$1,836
Non-owner occupied	655	6,776	7,431
Multifamily	-	454	454
Residential real estate	17	1,723	1,740
Commercial and industrial	42	840	882
Home equity lines of credit	16	1,436	1,452
Construction and other	-	533	533
Consumer installment	-	14	14
Total	$740	$13,602	$14,342

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”), which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made to finance the activities of commercial real estate owners and operators. The residential real estate and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for loan loss for the C&I, RRE, and HELOC portfolios were partially offset by a decrease in the allowance for the CRE, Construction, and Consumer Installment portfolios.

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

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary (in thousands):

September 30, 2022
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$1,085	$1,821	$-
Residential real estate	573	635	-
Commercial and industrial	242	354	-
Home equity lines of credit	113	113	-
Total	$2,013	$2,923	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$5,387	$5,387	$36
Non-owner occupied	13,055	13,124	310
Residential real estate	319	319	13
Commercial and industrial	1,521	1,521	306
Home equity lines of credit	133	133	1
Total	$20,415	$20,484	$666

Total:
Commercial real estate:
Owner occupied	$5,387	$5,387	$36
Non-owner occupied	14,140	14,945	310
Residential real estate	892	954	13
Commercial and industrial	1,763	1,875	306
Home equity lines of credit	246	246	1
Total	$22,428	$23,407	$666

December 31, 2021
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$1,547	$1,802	$-
Residential real estate	820	874	-
Commercial and industrial	370	538	-
Home equity lines of credit	7	7	-
Total	$2,744	$3,221	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$731	$731	$10
Non-owner occupied	3,750	4,277	655
Residential real estate	284	284	17
Commercial and industrial	217	230	42
Home equity lines of credit	243	243	16
Total	$5,225	$5,765	$740

Total:
Commercial real estate:
Owner occupied	$731	$731	$10
Non-owner occupied	5,297	6,079	655
Residential real estate	1,104	1,158	17
Commercial and industrial	587	768	42
Home equity lines of credit	250	250	16
Total	$7,969	$8,986	$740

The tables above include troubled debt restructuring totaling $2.8 million and $2.6 million as of September 30, 2022, and December 31, 2021, respectively. The amounts allocated within the allowance for losses for these troubled debt restructurings were $308,000 and $150,000 on September 30, 2022, and December 31, 2021, respectively.

The following tables present the average balance and interest income by class, recognized on impaired loans (in thousands):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Average	Interest	Average	Interest
	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized

Commercial real estate:
Owner occupied	$3,044	$119	$1,884	$142
Non-owner occupied	9,637	340	7,446	455
Residential real estate	934	10	992	35
Commercial and industrial	1,806	37	1,207	102
Home equity lines of credit	247	4	248	9
Total	$15,668	$510	$11,777	$743

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Average	Interest	Average	Interest
	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized

Commercial real estate:
Owner occupied	$1,428	$14	$1,485	$45
Non-owner occupied	5,419	34	4,955	101
Residential real estate	1,190	18	1,234	42
Commercial and industrial	694	9	807	22
Home equity lines of credit	245	6	244	9
Total	$8,976	$81	$8,725	$219

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

The primary risk of commercial and industrial loans is related to deterioration in the cash flow of the business, which may result in the liquidation of the business assets securing the loan. C&I loans are, by nature, secured by less substantial collateral than secured real-estate loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties. The primary risk of commercial real estate loans is the loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
September 30, 2022	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$111,173	$1,164	$8,575	$-	$120,912
Non-owner occupied	242,133	215	43,071	-	285,419
Multifamily	38,063	-	-	-	38,063
Residential real estate	245,278	-	2,334	-	247,612
Commercial and industrial	140,328	3,641	3,018	-	146,987
Home equity lines of credit	113,337	-	1,007	-	114,344
Construction and other	33,359	319	70	-	33,748
Consumer installment	8,071	-	39	-	8,110
Total	$931,742	$5,339	$58,114	$-	$995,195

		Special			Total
December 31, 2021	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$104,217	$2,400	$4,853	$-	$111,470
Non-owner occupied	230,672	3,038	49,908	-	283,618
Multifamily	31,189	-	-	-	31,189
Residential real estate	237,132	-	2,957	-	240,089
Commercial and industrial	143,911	2,748	2,153	-	148,812
Home equity lines of credit	103,296	-	1,059	-	104,355
Construction and other	53,807	341	-	-	54,148
Consumer installment	8,005	-	5	-	8,010
Total	$912,229	$8,527	$60,935	$-	$981,691

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
September 30, 2022	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$120,885	$27	$-	$-	$27	$120,912
Non-owner occupied	285,258	-	-	161	161	285,419
Multifamily	38,063	-	-	-	-	38,063
Residential real estate	246,058	1,179	-	375	1,554	247,612
Commercial and industrial	146,805	41	127	14	182	146,987
Home equity lines of credit	114,156	159	-	29	188	114,344
Construction and other	33,748	-	-	-	-	33,748
Consumer installment	7,925	149	36	-	185	8,110
Total	$992,898	$1,555	$163	$579	$2,297	$995,195

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2021	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$111,257	$81	$132	$-	$213	$111,470
Non-owner occupied	282,365	880	-	373	1,253	283,618
Multifamily	31,189	-	-	-	-	31,189
Residential real estate	238,483	1,187	-	419	1,606	240,089
Commercial and industrial	148,437	112	-	263	375	148,812
Home equity lines of credit	104,316	-	39	-	39	104,355
Construction and other	54,148	-	-	-	-	54,148
Consumer installment	7,799	16	19	176	211	8,010
Total	$977,994	$2,276	$190	$1,231	$3,697	$981,691

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

		90+ Days Past Due
September 30, 2022	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$71	$-
Non-owner occupied	1,450	-
Residential real estate	1,568	-
Commercial and industrial	197	-
Home equity lines of credit	131	-
Construction and other	70	-
Consumer installment	205	-
Total	$3,692	$-

		90+ Days Past Due
December 31, 2021	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$81	$-
Non-owner occupied	2,442	-
Residential real estate	1,577	-
Commercial and industrial	456	-
Home equity lines of credit	121	-
Consumer installment	182	-
Total	$4,859	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $39,000 and $120,000 for the three and nine months ended September 30, 2022, respectively. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $107,000 and $290,000 for the three and nine months ended September 30, 2021, respectively.

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

The following tables summarize the ALLL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the nine months ended September 30, 2022
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2021	Charge-offs	Recoveries	Provision	September 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,836	$-	$4	$44	$1,884
Non-owner occupied	7,431	(150)	$-	$(1,583)	$5,698
Multifamily	454	-	$-	$169	$623
Residential real estate	1,740	-	$61	$448	$2,249
Commercial and industrial	882	(30)	$269	$611	$1,732
Home equity lines of credit	1,452	(25)	$-	$466	$1,893
Construction and other	533	-	$-	$(104)	$429
Consumer installment	14	(46)	$107	$(51)	$24
Total	$14,342	$(251)	$441	$0	$14,532

	For the nine months ended September 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2020	Charge-offs	Recoveries	Provision	September 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,342	$-	$44	$166	$1,552
Non-owner occupied	6,817	(313)	-	1,196	7,700
Multifamily	461	-	-	(63)	398
Residential real estate	1,683	(27)	4	15	1,675
Commercial and industrial	1,353	-	70	(264)	1,159
Home equity lines of credit	1,405	-	55	(132)	1,328
Construction and other	378	-	46	(33)	391
Consumer installment	20	(102)	98	15	31
Total	$13,459	$(442)	$317	$900	$14,234

	For the three months ended September 30, 2022
	Allowance for Loan and Lease Losses
	Balance				Balance
	June 30, 2022	Charge-offs	Recoveries	Provision	September 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,803	$-	$1	$80	$1,884
Non-owner occupied	7,347	(150)	-	(1,499)	5,698
Multifamily	416	-	-	207	623
Residential real estate	1,853	-	34	362	2,249
Commercial and industrial	1,213	-	61	458	1,732
Home equity lines of credit	1,495	-	-	398	1,893
Construction and other	399	-	-	30	429
Consumer installment	24	-	36	(36)	24
Total	$14,550	$(150)	$132	$-	$14,532

	For the three months ended September 30, 2021
	Allowance for Loan and Lease Losses
	Balance				Balance
	June 30, 2021	Charge-offs	Recoveries	Provision	September 30, 2021
Loans:
Commercial real estate:
Owner occupied	$1,525	$-	$1	$26	$1,552
Non-owner occupied	7,624	(50)	0	126	7,700
Multifamily	449	-	0	(51)	398
Residential real estate	1,792	-	1	(118)	1,675
Commercial and industrial	1,123	-	19	17	1,159
Home equity lines of credit	1,261	-	3	64	1,328
Construction and other	408	-	18	(35)	391
Consumer installment	18	-	42	(29)	31
Total	$14,200	$(50)	$84	$0	$14,234

The provision fluctuations during the three and nine months ended September 30, 2022, allocated to:

●	non-owner occupied commercial loans due to a decrease in special mention and substandard credits.
●	commercial and industrial loans are due to an increase in loans, excluding the impact of PPP forgiveness, coupled with an increase in the specific reserve on impaired loans.
●	residential loans and home equity lines of credit are due to an increase in outstanding balances.

The provision fluctuations during the nine months ended September 30, 2021, allocated to:

●	non-owner occupied commercial real estate loans are due to exposure to the substandard rate credits related to the hospitality industry.
●	commercial and industrial loans are due to a decrease in outstanding balances as PPP loans receive forgiveness.
●	home equity lines of credit are due to a decrease in outstanding balances.

The provision fluctuations during the three months ended September 30, 2021, allocated to:

●	non-owner occupied commercial real estate loans are due to exposure to the substandard rate credits related to the hospitality industry.
●	residential loans are due to a decrease in special mention and substandard credits.
●	home equity lines of credit are due to a decrease in outstanding balances.

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

The following tables present the number of loan modifications by class, the corresponding recorded investment, and the subsequently defaulted modifications (in thousands) for the periods ended:

For the Three Months Ended
September 30, 2022
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$27	$27

For the Nine Months Ended
September 30. 2022
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
	Modification	Other	Total	Investment	Investment
Commercial and industrial	3	-	3	$1,252	$1,252

There were no troubled debt restructurings for the three and nine-month periods ended September 30, 2021.

There were no subsequent defaults of troubled debt restructurings for the three and nine-month periods ended September 30, 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Cannabis Industry

We provide deposit services to customers that are licensed by the State of Ohio to do business in (or are related to) the Medical Marijuana Control Program as growers, processors, and dispensaries. Medical Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the State of Ohio. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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

NOTE 10 – PROPOSED ACQUISITION OF LIBERTY BANCSHARES

On May 26, 2022, Middlefield Banc Corp. (the “Company”), Liberty Bancshares, Inc. (“Liberty”), and MBCN Merger Subsidiary, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Liberty will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity in the Merger. Promptly following the consummation of the Merger, it is expected that Merger Sub will be dissolved and liquidated and Liberty National Bank (“Liberty Bank”), the banking subsidiary of Liberty, will merge with and into The Middlefield Banking Company (“Middlefield Bank”), the banking subsidiary of the Company (the “Bank Merger”). Middlefield Bank will be the surviving bank in the Bank Merger (the “Surviving Bank”).

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the voting common stock, $1.25 par value per share, and each share of non-voting common stock, no par value, of Liberty (the “Liberty Common Stock”) issued and outstanding immediately prior to the Effective Time, will be converted, in accordance with the procedures set forth in the Merger Agreement, into the right to receive, without interest, 2.752 shares (the “Exchange Ratio” and such shares, the “Merger Consideration”) of the common stock, no par value per share, of the Company (the “Company Common Stock”). The Merger Agreement provides that an outstanding and unexercised warrant issued to Castle Creek Partners VI, LP (“Castle Creek”) to purchase shares of Liberty convertible perpetual preferred stock, Series A, shall be canceled and converted into the right to receive the Merger Consideration.

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

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2022, as compared with December 31, 2021, and operating results for the three and nine-month periods ended September 30, 2022, and 2021.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2022 Nine-Month Financial Highlights (on a year-over-year basis unless noted):

●	Returned $6.6 million of capital to shareholders through dividends and the repurchase of 141,002 shares at an average price of $25.83 per share
●	Net income was $12.2 million, or $2.08 per diluted share, compared to $13.8 million, or $2.19 per diluted share
●	Nine-month pre-tax income benefited from $1.2 million of accelerated net fees associated with PPP loans compared to $3.1 million in the 2021 nine-month period
●	Year-to-date net income was negatively impacted by $969,000 of one-time expenses associated with the proposed Liberty Bancshares, Inc. merger
●	Net interest margin improved by 24 basis points to 4.02%, compared to 3.78%
●	Total loans were $995.2 million, compared to $981.7 million at December 31, 2021
●	Total loans increased by $46.6 million, or 6.6% annualized from December 31, 2021, without the impact of PPP loan forgiveness

●	Return on average assets was 1.24%, compared to 1.34%
●	Return on average equity was 11.96%, compared to 12.58%
●	Return on average tangible common equity was 13.59%, compared to 14.20%
●	Strong asset quality with nonperforming loans to total loans of 0.37%, compared to 0.67%
●	Allowance for loan losses was 1.46% of total loans, compared to 1.41%
(1)	See reconciliation of non-GAAP measure in the following tables

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Per common share data
Net income per common share - basic	$0.73	$0.70	$0.65	$0.81	$0.85	$2.08	$2.20
Net income per common share - diluted	$0.73	$0.70	$0.65	$0.81	$0.85	$2.08	$2.19
Dividends declared per share	$0.17	$0.17	$0.17	$0.21	$0.16	$0.51	$0.48
Book value per share (period end)	$21.30	$22.07	$23.43	$24.68	$24.13	$21.30	$24.13
Tangible book value per share (period end) (2) (3)	$18.48	$19.26	$20.64	$21.88	$21.39	$18.48	$21.39
Dividends declared	$983	$993	$1,000	$1,242	$978	$2,976	$2,998
Dividend yield	2.49%	2.71%	2.78%	3.37%	2.66%	2.52%	2.69%
Dividend payout ratio	23.13%	24.28%	26.09%	25.68%	18.79%	24.45%	21.73%
Average shares outstanding - basic	5,792,773	5,851,422	5,879,025	5,951,838	6,136,648	5,840,757	6,265,803
Average shares outstanding - diluted	5,805,799	5,860,098	5,889,836	5,975,333	6,157,181	5,853,783	6,287,556
Period ending shares outstanding	5,767,803	5,810,351	5,873,565	5,888,737	6,054,083	5,767,803	6,054,083

Selected ratios
Return on average assets	1.32%	1.25%	1.17%	1.41%	1.51%	1.24%	1.34%
Return on average equity	12.94%	12.30%	10.75%	13.17%	13.95%	11.96%	12.58%
Return on average tangible common equity (2) (4)	14.79%	14.02%	12.13%	14.85%	15.71%	13.59%	14.20%
Efficiency (1)	61.07%	61.83%	62.54%	56.56%	54.05%	61.79%	56.42%
Equity to assets at period end	9.09%	9.91%	10.40%	10.92%	10.69%	9.09%	10.69%
Noninterest expense to average assets	0.69%	0.65%	0.62%	0.58%	0.58%	1.96%	1.75%

(1) The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2) See reconciliation of non-GAAP measures on the following page
(3) Calculated by dividing tangible common equity by shares outstanding
(4) Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Yields	2022	2022	2022	2021	2021	2022	2021
Interest-earning assets:
Loans receivable (2)	4.78%	4.66%	4.53%	4.61%	4.74%	4.66%	4.54%
Investment securities (2)	3.90%	3.76%	3.41%	3.30%	3.37%	3.69%	3.51%
Interest-earning deposits with other banks	2.06%	0.77%	0.23%	0.20%	0.21%	0.82%	0.20%
Total interest-earning assets	4.55%	4.28%	4.06%	4.07%	4.20%	4.30%	4.12%
Deposits:
Interest-bearing demand deposits	0.22%	0.15%	0.14%	0.12%	0.12%	0.17%	0.13%
Money market deposits	0.46%	0.49%	0.47%	0.47%	0.46%	0.47%	0.47%
Savings deposits	0.19%	0.06%	0.06%	0.06%	0.06%	0.10%	0.06%
Certificates of deposit	0.96%	0.83%	0.87%	0.90%	1.08%	0.89%	1.19%
Total interest-bearing deposits	0.43%	0.36%	0.37%	0.36%	0.41%	0.39%	0.47%
Non-Deposit Funding:
Borrowings	2.94%	2.51%	2.16%	2.09%	2.08%	2.61%	1.14%
Total interest-bearing liabilities	0.50%	0.39%	0.39%	0.37%	0.44%	0.43%	0.48%
Cost of deposits	0.29%	0.24%	0.25%	0.26%	0.30%	0.26%	0.35%
Cost of funds	0.34%	0.27%	0.27%	0.27%	0.31%	0.29%	0.35%
Net interest margin (1)	4.23%	4.02%	3.80%	3.82%	3.90%	4.02%	3.78%

(1) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021

Stockholders' Equity (GAAP)	$122,855	$128,220	$137,644	$145,335	$146,055
Less Goodwill and other intangibles	16,242	16,320	16,397	16,474	16,555
Tangible Common Equity (Non-GAAP)	$106,613	$111,900	$121,247	$128,861	$129,500

Shares outstanding	5,767,803	5,810,351	5,873,565	5,888,737	6,054,083
Tangible book value per share (Non-GAAP)	$18.48	$19.26	$20.64	$21.88	$21.39

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021

Average Stockholders' Equity (GAAP)	$130,263	$133,377	$144,630	$145,716	$148,048	$136,090	$146,611
Less Average Goodwill and other intangibles	16,280	16,357	16,435	16,513	16,594	16,357	16,674
Average Tangible Common Equity (Non-GAAP)	$113,983	$117,020	$128,195	$129,203	$131,454	$119,733	$129,937

Net income	$4,249	$4,089	$3,833	$4,837	$5,204	$12,171	$13,796
Return on average tangible common equity (annualized) (Non-GAAP)	14.79%	14.02%	12.13%	14.85%	15.71%	13.59%	14.20%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021

Net income	$4,249	$4,089	$3,833	$4,837	$5,204	$12,171	$13,796
Add Income Taxes	1,010	787	772	1,027	1,174	2,569	3,038
Add Provision for loan losses	-	-	-	(200)	-	-	900
PTPP	$5,259	$4,876	$4,605	$5,664	$6,378	$14,740	$17,734

General. The Company’s total assets on September 30, 2022 were $1.35 billion, an increase of $20.0 million from December 31, 2021. For the same period, net loans increased by $13.3 million, cash and cash equivalents increased by $9.1 million, and other assets increased by $7.8 million due to an increase in deferred tax assets. These increases were partially offset by a decrease of $8.1 million in investment securities. Stockholders’ equity decreased by $22.5 million, or 15.5%, primarily as a result of a decrease in accumulated other comprehensive income. This was the result of an increase in the unrealized loss on the available-for-sale investment portfolio during the nine-month period.  Excluding the decrease in accumulated other comprehensive income, total stockholders’ equity increased by $6.1 million.

Cash and cash equivalents. Cash and cash equivalents increased $9.1 million to $128.6 million on September 30, 2022, from $119.5 million on December 31, 2021. The increase in cash and cash equivalents is primarily a result of an increase in borrowings, partially offset by security purchases, a decrease in deposits, and an increase in loans. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Available-for-sale and equity investment securities on September 30, 2022, totaled $163.0 million, a decrease of $8.0 million, or 4.7%, from $171.0 million on December 31, 2021. Securities purchased were $32.3 million, and there were no sales of securities for the nine months ended September 30, 2022. During this period, the Company recorded repayments, calls, and maturities of $3.6 million and an increase in the net unrealized holding loss through AOCI of $28.5 million. The Company recorded $96,000 in losses on equity securities during the nine months ended September 30, 2022, on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The loss on equity securities is the result of fair value marks of the equity securities held during these nine months.

On September 30, 2022, the Company held $30.5 million at fair value of subordinated debt in other banks, as compared to $32.5 million on December 31, 2021. The average yield on this portfolio was 4.80% on September 30, 2022, as compared to 4.86% on December 31, 2021.

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

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Net loans receivable increased $13.3 million, or 1.4%, to $980.7 million as of September 30, 2022. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	September 30,	December 31,
	2022	2021	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$120,912	$111,470	9,442	8.5%	12.1%
Non-owner occupied	285,419	283,618	1,801	0.6%	28.7%
Multifamily	38,063	31,189	6,874	22.0%	3.8%
Residential real estate	247,612	240,089	7,523	3.1%	24.9%
Commercial and industrial	146,987	148,812	(1,825)	-1.2%	14.8%
Home equity lines of credit	114,344	104,355	9,989	9.6%	11.5%
Construction and Other	33,748	54,148	(20,400)	-37.7%	3.4%
Consumer installment	8,110	8,010	100	1.2%	0.8%
Total loans	995,195	981,691	13,504	1.4%	100.0%
Less: Allowance for loan and lease losses	(14,532)	(14,342)	190	1.3%

Net loans	$980,663	$967,349	13,314	1.4%

The decrease in the commercial and industrial portfolio includes the forgiveness of PPP loans of $33.1 million during the nine months ended September 30, 2022. Excluding the impact of PPP forgiveness, total loans increased by $46.6 million or 6.6% annualized from December 31, 2021.

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). There were no loans held for sale on September 30, 2022, a decrease of $1.1 million from December 31, 2021. This decrease is the result of decreased demand due to fewer refinance opportunities and increased holdings of residential real estate loans for investment. The Company recorded proceeds from the sale of $1.6 million of these loans for $28,000 in gains on the sale of loans as of September 30, 2022, on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. On September 30, 2022, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 240.5% of total risk-based capital. Construction, land, and land development loans represent 24.8% of total risk-based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows due to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. On September 30, 2022, unused line of credit commitments increased by $14.9 million, or 5.3%, from December 31, 2021.

Allowance for Loan and Lease Losses and Asset Quality. The ALLL increased by $190,000, or 1.3%, to $14.5 million on September 30, 2022, from $14.3 million on December 31, 2021. For the three months ended September 30, 2022, net loan charge-offs totaled $18,000, or 0.01% of average loans, annualized, compared to net recoveries of $34,000 or 0.01% of average loans, annualized, for the same period in 2021. No provision was needed during the three or nine months ended September 30, 2022, to maintain the allowance for loan and lease losses. For the nine months ended September 30, 2022, net recoveries totaled $190,000, or (0.02)% loans, annualized, compared to net charge-offs of $125,000, or 0.02% of average loans, annualized, for the same period in 2021. The ratio of the allowance for loan and lease losses to nonperforming loans was 393.6% as of September 30, 2022, compared to 209.1% for the same period in the prior year. The allowance for loan and lease losses to total loans ratio increased from 1.41% as of September 30, 2021, to 1.46% as of September 30, 2022. The increase in the ALLL-to-loans ratio resulted from a decrease in loan balances period over period. While the prior period provision was primarily attributable to the pandemic, the lack of provision for this year was impacted by credit quality.

Management analyzes the adequacy of the allowance for loan and lease losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for loan and lease losses is a significant estimate that is particularly susceptible to changes in the near term. Risk which may impact our loan portfolio include the weakened economic outlook exacerbated by the current hostilities in Ukraine and resulting increased uncertainty characterized by persistent inflation. The direct impacts of the pandemic and related economic disruptions which previously dominated our risk analysis have lessened. Geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts to the U.S. economy. Increasing interest rates could potentially impact valuations of assets which collateralize our loans. Management’s analysis includes a review of all loans designated as impaired, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for loan and lease losses. Future additions or reductions to the allowance for loan and lease losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for loan and lease losses allocated to these types of loans. Management believes the allowance for loan and lease losses is appropriately stated on September 30, 2022. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for loan and lease losses is considered a critical accounting policy.

The following tables illustrate the net charge-offs to average loans ratio for each loan category for each reported period:

	For the three months ended September 30,
	2022			2021
	Average Loan Balance	Net charge- offs (recoveries)	Net charge- offs (recoveries) to average loans	Average Loan Balance	Net charge- offs (recoveries)	Net charge- offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$120,975	$(1)	(0.00)%	$109,758	$(1)	(0.00)%
Non-owner occupied	287,194	150	0.21	305,681	50	0.07
Multifamily	33,645	-	0.00	32,674	-	0.00
Residential real estate	247,306	(34)	(0.05)	228,869	(1)	(0.00)
Commercial and industrial	142,350	(61)	(0.17)	180,863	(19)	(0.04)
Home equity lines of credit	113,162	-	0.00	106,015	(3)	(0.01)
Construction and other	34,907	-	0.00	55,514	(18)	(0.13)
Consumer installment	8,150	(36)	(1.77)	8,560	(42)	(1.96)

Total	$987,689	$18	0.01%	$1,027,935	$(34)	(0.01)%

	For the nine months ended September 30,
	2022			2021
	Average Loan Balance	Net charge- offs (recoveries)	Net charge- offs (recoveries) to average loans	Average Loan Balance	Net charge-offs	Net charge- offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$115,291	$(4)	(0.00)%	$108,305	$(44)	(0.05)%
Non-owner occupied	282,315	150	0.07	313,596	313	0.13
Multifamily	34,358	-	0.00	35,590	-	0.00
Residential real estate	241,962	(61)	(0.03)	235,845	23	0.01
Commercial and industrial	146,754	(239)	(0.22)	199,954	(70)	(0.05)
Home equity lines of credit	108,503	25	0.03	110,324	(55)	(0.07)
Construction and other	43,608	-	0.00	57,163	(46)	(0.11)
Consumer installment	7,998	(61)	(1.02)	9,281	4	0.06

Total	$980,787	$(190)	(0.02)%	$1,070,058	$125	0.02%

Goodwill. The carrying value of goodwill was $15.1 million at September 30, 2022, and December 31, 2021. The Company performs a periodic quantitative analysis of goodwill using multiple approaches. The primary methodology is the discounted cash flow approach, while also considering a market approach of comparing multiples of similar public companies as well as market price with control premiums.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Based on the most recent analysis performed as of March 31, 2020, the Company determined that goodwill was not impaired. The company also completed a qualitative assessment of goodwill as of September 30, 2022, with no resulting goodwill impairment.

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

	Asset Quality History

(Dollar amounts in thousands)	September 30, 2022	December 31, 2021

Nonperforming loans	$3,692	$4,859
Other real estate owned	6,792	6,992

Nonperforming assets	$10,484	$11,851

Allowance for loan and lease losses	14,532	14,342

Ratios:
Nonperforming loans to total loans	0.37%	0.49%
Nonperforming assets to total assets	0.78%	0.89%
Allowance for loan and lease losses to total loans	1.46%	1.46%
Allowance for loan and lease losses to nonperforming loans	393.61%	295.16%

Nonperforming loans exclude TDRs that are performing under their terms over a prescribed period. TDRs are those loans for which the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The Company has 23 TDRs accruing interest with a balance of $2.6 million as of September 30, 2022. A TDR that yields a market interest rate at the time of restructuring and is in compliance with its modified terms is no longer reported as a TDR in calendar years after the year in which the restructuring took place. To comply with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Nonperforming loans secured by real estate totaled $3.2 million and $4.2 million as of September 30, 2022 and December 31, 2021.

A major factor in determining the appropriateness of the allowance for loan and lease losses is the type of collateral that secures the loans. Of the total nonperforming loans on September 30, 2022, 87.2% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.13 billion or 92.5% of the Company’s total average funding sources at September 30, 2022. Total deposits decreased $36.1 million on September 30, 2022, from $1.17 billion on December 31, 2021. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	September 30,	December 31,
	2022	2021	$ change	% change

Noninterest-bearing demand	$383,675	$334,171	$49,504	14.8%
Interest-bearing demand	160,112	196,308	(36,196)	-18.4%
Money market	162,052	177,281	(15,229)	-8.6%
Savings	247,466	260,125	(12,659)	-4.9%
Time	177,182	198,725	(21,543)	-10.8%
Total deposits	$1,130,487	$1,166,610	$(36,123)	-3.1%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $5.0 million on September 30, 2022 and $15.1 million on December 31, 2021.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased to $80.0 million as of September 30, 2022. Other borrowings were relatively unchanged at $12.1 million as of September 30, 2022 compared to $12.9 million at December 31, 2021.

Stockholders’ equity. Stockholders’ equity decreased $22.5 million, or 15.5%, to $122.9 million at September 30, 2022 from $145.3 million at December 31, 2021. This decrease was mostly the result of the $28.5 million decrease in accumulated other comprehensive income due to fair value adjustments of available-for-sale securities, and the $3.6 million increase in treasury stock due to the Company repurchasing 141,002 of its outstanding shares during the nine months ended September 30, 2022. These changes were partially offset by an increase in retained earnings of $9.2 million due to year-to-date net income, less dividends paid.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $18.48 at September 30, 2022 compared to $21.39 at September 30, 2021 and $21.88 at December 31, 2021. Tangible equity has declined due to unrealized losses of the Company’s available-for-sale investment securities portfolio. The market value decline was a result of the yield curve steepening caused by inflation and the tightening of monetary policy by the Federal Reserve Board beginning in March of 2022 and throughout the past six months. Gross unrealized losses from available-for-sale investment securities were $31.7 million as of September 30, 2022, compared to unrealized gains of $4.6 million at September 30, 2021, and unrealized gains of $4.4 million at December 31, 2021.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2022, was $4.2 million, a $955,000, or 18.4%, decrease from the amount earned during the same period in 2021. Diluted earnings per share for the quarter was $0.73 for the three months ended September 30, 2022 and $0.85 for the same period in 2021. Net income for the nine months ended September 30, 2022, was $12.2 million, a $1.6 million, or 11.8%, decrease from the amount earned during the same period in 2021. Diluted earnings per share was unchanged at $2.08 for these nine months ended September 30, 2022 and $2.19 for the same period in 2021.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.32% and 12.94%, respectively, compared with 1.51% and 13.95% for the same period in 2021. The Company’s ROA and ROE for the nine months were 1.24% and 11.96%, respectively, compared with 1.34% and 12.58% for the same period in 2021.

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

Net interest income for the three months ended September 30, 2022, totaled $12.6 million, an increase of 1.1% from that reported in the comparable period of 2021. The net interest margin was 4.23% for the third quarter of 2022, an increase from the 3.90% reported for the same quarter of 2021. The increase in the net interest margin is attributable to a decrease in the average balance of certificates of deposit of $44.2 million, coupled with a 12 basis point decrease in the rate paid on those deposits. Further contributing to the improvement in net interest margin was an increase in the average balance of investments of $17.6 million, coupled with a 53 basis point increase in the yield earned on those investments. These fluctuations were partially offset by a $40.2 million decrease in the average balance of loans.

Net interest income for the nine months ended September 30, 2022, totaled $36.1 million, a decrease of 0.2% from that reported in the comparable period of 2021. The net interest margin was 4.02% for the nine months ended September 30, 2022, an increase from the 3.78% reported for the same period of 2021. The increase in the net interest margin is attributable to a decrease in the average balance of certificates of deposit of $56.4 million, coupled with a 30 basis point decrease in the rate paid on those deposits. Further contributing to the improvement in net interest margin was an increase in the average balance of investments of $37.6 million. These fluctuations were partially offset by an $89.3 million decrease in the average balance of loans.

The Company is in an asset-sensitive position. A rising interest rate environment should lead to an expansion of net interest margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities.  Much of the Company’s asset sensitivity is due to commercial loans that have variable interest rates.  As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of September 30th, nearly all loan contracts with floor rates exceed their contractual floor rates and are repricing accordingly with rising interest rates.  Although the Company expects to benefit from a rising interest rate environment, deposit pricing is expected to increase in order to maintain liquidity. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $120,000, or 0.9%, for the three months ended September 30, 2022, compared to the same period in the prior year. This is attributable to a $297,000 increase in interest on investment securities and a $154,000 increase in interest-earning deposits and federal funds sold interest, partially offset by a decrease in interest and fees on loans of $366,000. The average balance of investment securities increased by $17.6 million, or 11.4%, and the 3.90% yield on the investment portfolio increased by 53 basis points, from 3.37%, for the same period in the prior year. The decrease in the average loan balance for the three months ended September 30, 2022, is due in part to the forgiveness of PPP loans.

Interest and dividend income decreased by $877,000, or 2.2%, for the nine months ended September 30, 2022, compared to the same period in the prior year. This is attributable to a decrease in interest and fees on loans of $2.2 million, partially offset by an increase in interest on investment securities of $981,000. The average balance of investment securities increased by $37.6 million, or 27.2%, while the yield on the investment portfolio increased by 18 basis points, from 3.69% for the nine months ended September 30, 2022 compared to 3.51% for the same period 2021. The change in the average loan balance for the nine months ended September 30, 2022, is due in part to the forgiveness of PPP loans, from which the related gross deferred fee income was $1.2 million.

Interest expense. Interest expense decreased by $15,000, or 1.5%, for the three months ended September 30, 2022, compared to the same period in the prior year. This is attributable to a decrease in deposit expense of $103,000, partially offset by an $88,000 increase in short-term and other borrowings expense. The decrease in deposit expense is attributable to a decrease in the average balance of certificates of deposits of $44.2 million, or 20.3%. This decrease is further attributable to decreases of 12 basis points in the rates paid on certificates of deposits. The increase in short-term borrowings expense is a result of the Bank taking on FHLB advances during the third quarter of 2022, while there were no short-term borrowings during 2021.

Interest expense decreased by $791,000 or 23.7%, for the nine months ended September 30, 2022, compared to the same period in the prior year. This is attributable to a decrease in deposit expense of $883,000, partially offset by a $92,000 increase in short-term and other borrowings expense. The decrease in deposit expense is attributable to a decrease in the average balance of certificates of deposits and interest-bearing demand deposits of $56.4 million and $47.5 million, respectively. This decrease is further attributable to decreases of 30 basis points in certificates of deposits. The increase in short-term borrowings expense is a result of the Bank taking on FHLB advances during the third quarter of 2022, while there were no short-term borrowings during 2021.

Provision for loan losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews estimated probable incurred credit losses in the loan portfolio. Based on this review, no provision was recorded for the three or nine months ended September 30, 2022, a decrease of $900,000 from the nine months ended September 30, 2021. While the prior period provision was mostly attributable to the pandemic, the lack of provision for this quarter was impacted by credit quality and low loan growth.

The ALLL to total loans for the quarter ended September 30, 2022, was 1.46%, compared to 1.41% during the same period in the prior year. The increase in the ALLL to loans ratio resulted from a decrease in loan balances period over period. The Company remains confident in its conservative and disciplined approach to credit and risk management.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively assisted its customers with applications for resources through the program. On September 30, 2022, the Company carried $1.0 million of PPP loans classified as C&I loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans.

Noninterest income. Noninterest income decreased by $275,000, or 15.1%, for the three months ended September 30, 2022, over the comparable 2021 period. This decrease was the result of a $302,000 decrease in gains on sale of loans, and a $159,000 decrease in gains on equity securities, partially offset by a $128,000 increase in service charges on deposit accounts. The decrease in gains on sale of loans resulted from the decline in demand for residential refinances. The decrease in gains on equity securities was the result of fair value marks of the equity securities held during these three months. The increase in service charges on deposit accounts was primarily due to an increase in checking account fees as a result of a new checking account program offered to customers.

Noninterest income decreased $1.3 million, or 23.6%, during the nine months ended September 30, 2022, over the comparable 2021 period. This decrease was the result of a $1.0 million decrease in gains on sale of loans, a $319,000 decrease in gain on equity securities, and a $118,000 decrease in earnings on bank-owned life insurance, partially offset by a $355,000 increase in service charges on deposit accounts. The decrease in gains on sale of loans resulted from the decline in demand for residential refinances. The decrease in gains on equity securities was the result of fair value marks of the equity securities held during these nine months. The decrease in earnings on bank-owned life insurance is due to the prior year payout on a claim. The increase in service charges on deposit accounts was primarily due to an increase in checking account fees as a result of a new checking account program offered to customers.

Noninterest expense. Noninterest expense of $8.9 million for the third quarter of 2022 was 12.4%, or $979,000, higher than the third quarter of 2021. Merger-related costs increased $390,000, professional fees increased $144,000, and data processing and information technology costs increased by $140,000. Noninterest expense of $25.7 million for the nine months ended September 30, 2021, was 6.5%, or $1.6 million, higher than the same period in 2021. The increase was primarily the result of a $969,000 increase in merger-related costs, a $240,000 increase in professional fees, a $203,000 increase in data processing and information technology costs, and a $200,000 write-down of a foreclosed property. These increases were offset by a decrease in salaries and employee benefits expense partially due to a decrease in share-based compensation expense. Please refer to Note 3 for more information on share-based compensation plans.

Provision for income taxes. The Company recognized $1.0 million in income tax expense, which reflected an effective tax rate of 19.2% for the three months ended September 30, 2022, as compared to $1.2 million with an effective tax rate of 18.4% for the comparable 2021 period. The Company recognized $2.6 million in income tax expense, which reflected an effective tax rate of 17.4% for the nine months ended September 30, 2022, as compared to $3.0 million with an effective tax rate of 18.0% for the comparable 2021 period. The decrease in the effective tax rate is due to an increase in tax-exempt income generated from the investment portfolio.

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

	For the Three Months Ended September 30,
	2022			2021

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$987,689	$11,892	4.78%	$1,027,935	$12,258	4.74%
Investment securities (3)	172,316	1,431	3.90%	154,718	1,134	3.37%
Interest-earning deposits with other banks (4)	46,938	244	2.06%	105,910	55	0.21%
Total interest-earning assets	1,206,943	13,567	4.55%	1,288,563	13,447	4.20%
Noninterest-earning assets	73,753			82,952
Total assets	$1,280,696			$1,371,515
Interest-bearing liabilities:
Interest-bearing demand deposits	$162,878	$91	0.22%	$225,264	$67	0.12%
Money market deposits	155,095	180	0.46%	182,831	214	0.46%
Savings deposits	249,898	119	0.19%	253,960	38	0.06%
Certificates of deposit	174,091	422	0.96%	218,323	596	1.08%
Short-term borrowings	8,554	44	2.04%	-	-	0.00%
Other borrowings	12,530	112	3.55%	12,999	68	2.08%
Total interest-bearing liabilities	763,046	968	0.50%	893,377	983	0.44%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	382,351			323,726
Other liabilities	5,036			6,364
Stockholders' equity	130,263			148,048
Total liabilities and stockholders' equity	$1,280,696			$1,371,515
Net interest income		$12,599			$12,464
Interest rate spread (1)			4.05%			3.76%
Net interest margin (2)			4.23%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			158.17%			144.24%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $277 and  $195 for the three months ended September 30, 2022 and 2021, respectively.

(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2022, and 2021, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2022 versus 2021

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(481)	$115	$(366)
Investment securities	149	148	297
Interest-earning deposits with other banks	(31)	220	189
Total interest-earning assets	(363)	483	120

Interest-bearing liabilities:
Interest-bearing demand deposits	(19)	43	24
Money market deposits	(32)	(2)	(34)
Savings deposits	(1)	82	81
Certificates of deposit	(120)	(54)	(174)
Short-term borrowings	-	44	44
Other borrowings	(2)	46	44
Total interest-bearing liabilities	(174)	159	(15)

Net interest income	$(189)	$324	$135

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

	For the Nine Months Ended September 30,
	2022			2021

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$980,787	$34,145	4.66%	$1,070,058	$36,310	4.54%
Investment securities (3)	173,094	4,055	3.69%	135,522	3,074	3.51%
Interest-earning deposits with other banks (4)	72,851	448	0.82%	94,955	141	0.20%
Total interest-earning assets	1,226,732	38,648	4.30%	1,300,535	39,525	4.12%
Noninterest-earning assets	82,733			74,883
Total assets	$1,309,465			$1,375,418
Interest-bearing liabilities:
Interest-bearing demand deposits	$164,337	210	0.17%	$211,797	$209	0.13%
Money market deposits	175,024	620	0.47%	187,945	655	0.47%
Savings deposits	256,762	197	0.10%	254,574	123	0.06%
Certificates of deposit	184,165	1,220	0.89%	240,582	2,143	1.19%
Short-term borrowings	2,851	44	2.06%	113	-	0.00%
Other borrowings	12,806	262	2.74%	13,440	214	2.13%
Total interest-bearing liabilities	795,945	2,553	0.43%	908,451	3,344	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	372,343			314,172
Other liabilities	5,087			6,184
Stockholders' equity	136,090			146,611
Total liabilities and stockholders' equity	$1,309,465			$1,375,418
Net interest income		$36,095			$36,181
Interest rate spread (1)			3.87%			3.63%
Net interest margin (2)			4.02%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			154.12%			143.16%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $768 and $542 for the nine months ended September 30, 2022 and 2021, respectively.

(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2022, and 2021, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2022 versus 2021

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$(3,031)	$866	$(2,165)
Investment securities	828	153	981
Interest-earning deposits with other banks	(33)	340	307
Total interest-earning assets	(2,236)	1,359	(877)

Interest-bearing liabilities:
Interest-bearing demand deposits	(46)	47	1
Money market deposits	(45)	10	(35)
Savings deposits	1	73	74
Certificates of deposit	(502)	(421)	(923)
Short-term borrowings	-	44	44
Other borrowings	(10)	58	48
Total interest-bearing liabilities	(602)	(189)	(791)

Net interest income	$(1,634)	$1,548	$(86)

LIQUIDITY

Management's objective in managing liquidity is to maintain the ability to continue meeting the cash flow needs of banking customers, such as borrowings or deposit withdrawals, as well as the Company’s financial commitments. The principal sources of liquidity are net income, loan payments, maturing and principal reductions on securities and sales of securities available for sale, federal funds sold, and cash and deposits with banks. While securities are generally considered as a source of cash, in the current environment, it is unlikely that securities would be sold for such funding needs. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, and the adjustment of interest rates to obtain depositors. Management believes the Company has the capital adequacy, profitability, and reputation for meeting the current and projected needs of its customers.

On September 30, 2022, the additional borrowing capacity at the FHLB was $389.3 million, as compared to $417.4 million on December 31, 2021. For the nine months ended September 30, 2022, wholesale funding decreased by $10.1 million. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of September 30, 2022. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the nine months ended September 30, 2022, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for loan losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines on September 30, 2022. The following table indicates the capital ratios for Middlefield Bank and the Company on September 30, 2022, and December 31, 2021.

	As of September 30, 2022
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	10.81%	12.85%	12.85%	14.10%
Middlefield Banc Corp.	11.05%	13.23%	12.48%	14.48%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2021
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	9.80%	12.72%	12.72%	13.97%
Middlefield Banc Corp.	10.02%	12.96%	12.18%	14.21%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at September 30, 2022, and December 31, 2021, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the September 30, 2022, and December 31, 2021 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2022, and December 31, 2021, for portfolio equity:

	September 30, 2022		December 31, 2020
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	0.50%	(2.30)%	2.40%	2.50%
-100bp	(1.36)%	(2.60)%	(1.40)%	(12.70)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2022, have remained unchanged from December 31, 2021.

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

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in Securities and Exchange Commission rules and forms. After the date of their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant changes in internal control or in other factors that could significantly affect the Company’s internal controls, including any corrective actions concerning significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the third quarter of 2022 are included in the following table:

			Total shares purchased as	Maximum number of shares
2022 period	Total shares		part of a publicly announced	that may yet be purchased
In thousands, except per share data	purchased	Average price paid per share	program (a)	under the program

July 1-31	7,753	$25.22	7,753	284,434
August 1-31	20,688	$26.99	28,441	263,746
September 1-30	17,197	$27.12	45,638	246,549
Total	45,638	$26.74

(a)

   In February of 2022, the Board of Directors authorized an increase to the Program resulting in 300,000 additional shares being available for repurchase. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6. Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2022

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger dated as of May 26, 2022 by and among Middlefield Banc Corp., MBCN Merger Subsidiary, LLC, and Liberty Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 of Middlefield Banc Corp.’s Form 8-K Current Report and Form 425 filed on May 27, 2022

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1

Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1	[reserved]

10.2	[reserved]

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Charles O. Moore	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on November 5, 2019

10.4.6*	Compensation Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 15, 2022

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.5	[reserved]

10.6	[reserved]

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	Executive Retention Agreement between The Middlefield Banking Company and Michael C. Ranttila	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.9	Executive Retention Agreement between The Middlefield Banking Company and Michael L. Allen	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.10	Executive Retention Agreement between The Middlefield Banking Company and Charles O. Moore	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	[reserved]

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29	[reserved]

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: November 14, 2022	By:	/s/ James R. Heslop, II

James R. Heslop, II

President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Donald L. Stacy

Donald L. Stacy

Principal Financial and Accounting Officer