Form 10-K
period 2022-12-31
MIDDLEFIELD BANC CORP
filed 2023-03-15
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial  statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value on June 30, 2022 of common stock held by non-affiliates of the registrant was approximately $139.9 million, based on the closing price of $25.20 per share of common stock as reported on the NASDAQ Capital Market.
As of March 14, 2023, there were 8,088,793 shares of common stock issued and outstanding.

Documents Incorporated by Reference      Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.  Portions of the Annual Report to Shareholders for the year ended December 31, 2022 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.
YEAR ENDED DECEMBER 31, 2022
INDEX TO FORM 10-K

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

Forward-looking statements are necessarily subject to many risks and uncertainties. Several things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission (the “SEC”), and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:

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

• the effects of the continuing global coronavirus outbreak and disruptions in global or national supply chains

• credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors

• changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market

• increased cybersecurity risk, including potential business disruptions or financial losses

• changes in accounting standards, rules and interpretations and the related impact on our financial statements, including the effects from our adoption of the current expected credit losses (“CECL”) model on January 1, 2023

• inflation, interest rate, market, and monetary fluctuations

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

• the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

• changes in consumer spending and saving habits

• the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs

• other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”)

Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because the Company cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Middlefield Banc Corp. Incorporated in 1988 under the Ohio General Corporation Law, Middlefield Banc Corp. (“Company”) is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s subsidiaries are:

1.         The Middlefield Banking Company (“MBC”, or the “Bank”), an Ohio-chartered commercial bank that began operations in 1901. MBC engages in a general commercial banking business in northeastern, central, and western Ohio. MBC’s principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035, and the telephone number is (440) 632-1666.

2.          EMORECO Inc., an Ohio asset resolution corporation headquartered in Middlefield, Ohio. EMORECO exists to resolve and dispose of troubled assets. EMORECO’s principal executive office is located at 15985 East High Street, Middlefield, Ohio 44062-0035.

The Company makes available free of charge on its internet website, www.middlefieldbank.bank, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (https://www.sec.gov/).

The Middlefield Banking Company MBC was chartered under Ohio law in 1901. MBC offers customers a broad range of banking services, including checking, savings, negotiable order of withdrawal (“NOW”) accounts, money market accounts, time deposits, commercial loans, real estate loans, a variety of consumer loans, safe deposit facilities, and travelers’ checks. MBC offers online banking and bill payment services to individuals and online cash management services to business customers through its website at www.middlefieldbank.bank.

On December 1, 2022, the Company completed its merger with Liberty Bancshares, Inc. (“Liberty’), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received 2.752 shares of the Company’s common stock in exchange for each share of Liberty common stock they owned immediately before the merger. The Company issued 2,561,513 shares of its common stock in the merger and the aggregate merger consideration was approximately $73.3 million. Upon closing, Liberty’s bank subsidiary was merged into MBC, and Liberty’s six full-service bank offices, in Ada and Kenton in Hardin County, in Bellefontaine and Bellefontaine South in Logan County, in Marysville in Union County, and in Westerville in Franklin County, became offices of MBC.

Engaged in general commercial banking in northeastern, central, and western Ohio, MBC offers these services principally to small and medium-sized businesses, professionals, small business owners, and retail customers. MBC has developed a marketing program to attract and retain consumer accounts and to match banking services and facilities with the needs of customers.

MBC’s loan products include operational and working capital loans, loans to finance capital purchases, term business loans, residential construction loans, selected guaranteed or subsidized loan programs for small businesses, professional loans, residential and mortgage loans, agricultural loans, and consumer installment loans to make home improvements and to purchase automobiles, boats, and other personal expenditures.

On March 13, 2019, MBC established a wholly-owned subsidiary named Middlefield Investments, Inc. (MI), headquartered in Middlefield, Ohio. This operating subsidiary exists to hold and manage an investment portfolio. At December 31, 2022, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established a wholly-owned subsidiary named MB Insurance Services (MIS). This operating subsidiary exists to offer retail and business customers a variety of insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. At December 31, 2022, MIS’s assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly-owned financial subsidiary of Liberty National Bank. LBSI is no longer in operation following the merger, and it is the Bank’s intention to merge it with and into its own insurance subsidiary. All significant intercompany items have been eliminated between MBC and these subsidiaries.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. On December 31, 2022, EMORECO’s assets consist of one cash account. According to federal law governing bank holding companies, real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without the advance approval of the Federal Reserve Bank.

Market Area MBC’s footprint across twelve counties is home to 4.07 million people – more than one-third of Ohio’s population – and 41.44% of Ohio’s gross domestic product (“GDP”). MBC’s product offering is geared toward traditional banking business delivered to both consumers and businesses located in the Columbus metro area, Northeast Ohio, and Western Ohio. MBC’s current strategy is aimed at using a strong deposit relationship in the more rural markets of Northeast Ohio and Western Ohio to fund loan growth and build scale in the metro markets of Cleveland/Akron and Columbus.

MBC’s eleven Northeast Ohio branches are located in Ashtabula, Cuyahoga, Geauga, Portage, Summit, and Trumbull counties. Our four Western Ohio branches are located in Hardin and Logan counties. Our six Central Ohio branches are located in Delaware, Franklin, Madison, and Union counties.  We have a loan production office in Mentor located in Lake County.  Lake County is contiguous to Ashtabula, Cuyahoga, and Geauga counties in our Northeast Ohio market. The most recent Federal Deposit Insurance Corporation (the “FDIC”) market share data available from June 30, 2022 shows we had a deposit market share of approximately 18.47% in Geauga County, which represented the second largest market share in Geauga County, 3.47% in Ashtabula County, 0.11% in Cuyahoga County, 0.32% in Delaware County, 0.12% in Franklin County, 43.98% in Hardin County, which represented the largest market share in Hardin County, 11.26% in Logan County, which represented the third largest market share in Logan County, 1.52% in Madison County, 5.34% in Portage County, 0.37% in Summit County, 1.76% in Trumbull County, and 2.21% in Union County. According to the most recent information available from the U.S. Department of Commerce Bureau of Economic Analysis, nine of these twelve counties are ranked in the top half of Ohio counties measured by per capita personal income by county for 2019 through 2021.

The economy of MBC’s Northeast Ohio market is centered around manufacturing and agriculture and includes a large Amish population. MBC’s headquarters, main banking office, and three additional branches are located in Geauga County. Geauga County is the center of the 4th largest Amish population in the world. With a 2021 per capita personal income of $78,294, Geauga County is ranked second highest among Ohio’s 88 counties.

MBC’s market area in Northeast Ohio benefits from the area’s proximity to Cleveland in Cuyahoga County. Cuyahoga County is Ohio’s second most populous county and boasts the second largest economy in Ohio measured by GDP. Cuyahoga County’s 2021 GDP of nearly $90.5 billion is greater than the total GDP of 13 states and ranks 33rd of 3,108 counties nationally. In analysis of county-level GDP data from the U.S. Bureau of Economic Analysis, the Cleveland State University College of Urban Affairs analyzed per capita gross domestic product for the Cleveland metro area (an area covering Cuyahoga, Geauga, Lake, Lorain and Medina Counties) compared to 14 large metro areas including the seven fastest-growing of the large metro areas nationally from 2001 through 2018. Cuyahoga County ranked 88th for annual GDP growth per capita from 2000 to 2018, ahead of the home counties of cities experiencing greater population growth such as Charlotte, Indianapolis, and Phoenix. In that same time period from 2000 to 2018, Cuyahoga County ranked 474th out of the 500 largest counties in the U.S. for population change.

MBC’s market area in Central Ohio benefits from the area’s proximity to Columbus in Franklin County. Franklin County is Ohio’s most populous county and has the largest GDP of Ohio’s 88 counties. Columbus is the state capital, the largest city in Ohio, and the 14th largest city in the U.S. The Columbus metro area has experienced strong population growth in the last decade. According to the U.S. Census Bureau, Columbus saw the eleventh largest numeric population increase between July 1, 2017 and July 1, 2018 in the U.S. – making Columbus the only city in the Midwest on the top 15 list. The employment growth rate for the Columbus metro area has been greater than Ohio’s employment growth rate, responsible for one in every three new jobs in Ohio. Since 2015, construction has been the fastest-growing sector in the Columbus metro area. Per capita personal income in the Columbus metro area continues to be above the statewide level for Ohio. According to the 2020 U.S. Census, the Columbus metro area accounts for 18% of Ohio’s population and experienced the largest percentage increase of Midwest metro areas with a population of one million people since the 2010 U.S. Census. From 2000 to 2020, the Columbus metro area saw a 25% increase in population relative to Ohio’s 3% increase in the same time period. Among the ten counties that comprise the Columbus metro area are the four Central Ohio counties where MBC has branches (Delaware, Franklin, Madison, and Union counties). Among the 51 metropolitan areas that the U.S. Census Bureau estimated to have more than one million people in 2020, Columbus ranked 17th in population growth since 2010. The population in the ten-county area centered around Franklin County increased by more than 230,000 to reach an estimated 2,138,946 in 2020, an increase of 12.2% over 10 years. Among all 263 metropolitan statistical areas the Census Bureau tracks, Columbus ranked 59th in population growth from 2010 to 2020 and 94th since 2019 (+0.63%).

Based on the most recent data available for 2021, Delaware County had the highest per capita personal income at $83,603 among Ohio’s 88 counties. Union County, which is contiguous to Delaware County, had the 13th fastest-growing housing market in the U.S. according to the U.S. Census Bureau’s data on the nation’s 100 fastest growing counties with 5,000 or more housing units from July 1, 2018 to July 1, 2019. From 2018 to 2019, the number of housing units in Union County jumped 4%, in part due to growth in Dublin, Jerome Township, and Plain City as well as Honda’s facilities in Marysville. From July 1, 2020 to July 1, 2021, Union County remains in the top 100 fastest-growing counties with 5,000 or more housing units as the 37th fastest-growing housing market in the U.S. Union County is the only Ohio county among the nation’s 100 fastest-growing counties with 5,000 or more housing units.

The following table summarizes unemployment percentage rates in the Ohio counties where we operate retail banking centers, Ohio, and the U.S. average on a comparative basis as of December 31, 2021, and December 31, 2022.

Ohio County	Dec-21 Unemployment %	Dec-22 Unemployment %	2021-2022 % Change
Ashtabula County	4.1	4.3	0.2
Cuyahoga County	4.9	3.6	-1.3
Delaware County	2.4	2.6	0.2
Franklin County	3.0	3.1	0.1
Geauga County	3.6	2.9	-0.7
Hardin County	3.4	3.3	-0.1
Logan County	3.0	3.2	0.2
Madison County	2.6	2.9	0.3
Portage County	3.4	3.7	0.3
Summit County	3.7	3.9	0.2
Trumbull County	4.5	4.7	0.2
Union County	2.4	2.6	0.2
12 Counties Average	3.4	3.4	0
Ohio	4.5	4.2	-0.3
United States	3.9	3.5	-0.4

Ohio Department of Job and Family Services Bureau of Labor Market Information non-seasonally adjusted unemployment rates as of December 2021. The December 2022 unemployment rate is classified as preliminary as of January 24, 2023.

The average unemployment rate of MBC’s twelve-county market area is less than Ohio’s unemployment rate. As of December 2022, the bank’s market area average unemployment rate is less than the national average, and the State of Ohio has an unemployment rate that is greater than the national average. Ashtabula, Cuyahoga, Portage, Summit and Trumbull are the counties in MBC’s market area with unemployment rates above the national average as of December 2022. With a 1.3% decrease on a twelve-month basis, Cuyahoga County experienced the most significant change in the unemployment rate from December 2021 to December 2022.

MBC is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

Lending — Loan Portfolio Composition and Activity. The Bank makes residential and commercial mortgages, home equity lines of credit, secured and unsecured consumer installment, commercial and industrial, and real estate construction loans for owner-occupied, non-owner occupied, multifamily, and income-producing properties. The Bank’s Credit Policy aspires to a loan composition mix consisting of approximately 25% to 50% consumer-purpose transactions, including residential real estate loans, home equity loans, and other consumer loans. The Policy is also designed to provide for 55% to 70% of total loans as business-purpose commercial loans and business and consumer credit card accounts of up to 5% of total loans.

Lending Limit Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the Bank’s primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2022, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $30.0 million.

The Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, real estate construction loans, agricultural loans, and Small Business Administration loans for qualified businesses. A portion of the Bank’s commercial loans is designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for purposes of financing commercial activities, such as accounts receivable, equipment purchases, and leasing. These loans are still secured by real estate to provide the Bank with an extra security measure. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial and industrial loans. The Bank’s consumer installment loans include secured and unsecured loans to individual borrowers for various purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles.

The following table presents maturity information for the loan portfolio. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

		Due after one	Due after five
	Due in one	years through	years through	Due after
	year or less	five years	fifteen years	fifteen years	Total
(Dollars in thousands)
Commercial real estate:
Owner occupied	$14,919	$18,230	$83,510	$75,089	$191,748
Non-owner occupied	43,484	95,365	148,283	93,448	380,580
Multifamily	1,948	6,652	30,412	19,239	58,251
Residential real estate	1,826	6,097	52,241	236,144	296,308
Commercial and industrial	26,246	59,209	65,905	44,242	195,602
Home equity lines of credit	2,889	4,395	24,702	96,079	128,065
Construction and other	11,096	24,796	30,891	27,416	94,199
Consumer installment	800	2,906	1,683	2,730	8,119

	$103,208	$217,650	$437,627	$594,387	$1,352,872

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity.

The following table shows the dollar amount of all loans due after December 31, 2023 that have predetermined interest rates and the dollar amount of all loans due after December 31, 2023 that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial real estate:
Owner occupied	$40,354	$136,475	$176,829
Non-owner occupied	105,954	231,142	337,096
Multifamily	6,406	49,897	56,303
Residential real estate	113,167	181,315	294,482
Commercial and industrial	95,170	74,186	169,356
Home equity lines of credit	117	125,059	125,176
Construction and other	5,345	77,758	83,103
Consumer installment	2,746	4,573	7,319

	$369,259	$880,405	$1,249,664

Residential Real Estate Loans A significant portion of the Bank’s lending consists of origination of residential loans secured by 1-4 family real estate located in Ashtabula, Cuyahoga, Delaware, Franklin, Geauga, Madison, Portage, Summit, and Trumbull counties. Residential real estate loans approximated $296.3 million or 21.9% of the Bank’s total loan portfolio on December 31, 2022.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 61.2% of the residential mortgage loan portfolio due after a year has an adjustable rate and is secured by 1-4 family real estate on December 31, 2022. The Bank originates variable-rate and fixed-rate, single-family mortgage loans. Generally, fixed-rate mortgage loans are underwritten according to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines. In some instances, these loans are sold to the agency. Upon the sale to Freddie Mac, the servicing rights are retained and are done so in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers, and otherwise servicing the loans it sells, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

On December 31, 2022, residential real estate loans of approximately $1.4 million were non-accruing, representing 0.5% of the residential real estate loan portfolio. On December 31, 2021, residential real estate loans of approximately $1.6 million were non-accruing, representing 0.7% of the residential real estate loan portfolio.

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

On December 31, 2022, the Bank had approximately $128.1 million in its home equity lines of credit portfolio, representing 9.5% of total loans. On December 31, 2022, home equity lines of credit of approximately $191,000 were non-accruing and represented 0.1% of the home equity lines of credit portfolio. On December 31, 2021, the Bank had approximately $104.4 million in its home equity lines of credit portfolio, representing 10.6% of total loans. On December 31, 2021, home equity lines of credit of approximately $121,000 were non-accruing and represented 0.1% of the home equity lines of credit portfolio.

Commercial and Commercial Real Estate Loans

The Bank’s commercial and commercial real estate loan services include:

•	accounts receivable, inventory and working capital loans	•	short-term notes
•	renewable operating lines of credit	•	selected guaranteed or subsidized loan programs for small businesses
•	loans to finance capital equipment	•	loans to professionals
•	term business loans	•	commercial real estate loans
•	demand lines of credit	•	agricultural loans

Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, non-owner occupied business properties, multifamily residential properties, income-producing properties, and agricultural properties and businesses that support these sectors. The primary risks of commercial real estate loans are loss of income of the owner or lessee of the property and the inability of the market to sustain rent levels. Although commercial loans generally bear more risk than single-family residential mortgage loans, they tend to be higher-yielding, have shorter terms and provide for interest-rate adjustments. Accordingly, commercial loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio composed strictly of residential real estate mortgage loans.

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

On December 31, 2022, commercial and commercial real estate loans totaled $826.2 million, or 61.1% of the Bank’s total loan portfolio, which include $229,000 in Paycheck Protection Program (“PPP”) loans. On December 31, 2022, commercial and commercial real estate loans of approximately $255,000 were non-accruing and represented 0.03% of the commercial and commercial real estate loan portfolios. On December 31, 2021, commercial and commercial real estate loans totaled $575.1 million, or 58.6% of the Bank’s total loan portfolio, which include $34.1 million in PPP loans. On December 31, 2021, commercial and commercial real estate loans of approximately $3.0 million were non-accruing and represented 0.5% of the commercial and commercial real estate loan portfolios.

Construction and Other

The Bank originates several different types of loans that it categorizes as construction loans, including:
•	residential construction loans to borrowers who will occupy the premises upon completion of construction,
•	residential construction loans to builders,
•	commercial construction loans, and
•	real estate acquisition and development loans.

Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending. The Bank’s fixed-rate and adjustable-rate construction loans do not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows the completion of the construction phase of the loan. It is typical for the Bank to make residential construction loans without an existing written commitment for permanent financing. The Bank’s Credit Policy provides that the Bank may make construction loans with terms for up to one year, with a maximum LTV ratio for residential construction of 80%. The Bank also offers residential construction-to-permanent loans with a twelve-month construction period followed by 30 years of permanent financing.

On December 31, 2022, real estate construction loans totaled $94.2 million, or 7.0% of the Bank’s total loan portfolio. On December 31, 2022, real estate construction loans of approximately $68,000 were non-accruing and represented 0.1% of the real estate construction loan portfolios. On December 31, 2021, real estate construction and other loans totaled $54.1 million, or 5.5% of the Bank’s total loan portfolio. There were no loans in the construction and other portfolio that were 90 days delinquent or non-accruing on that date.

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

On December 31, 2022, the Bank had approximately $8.1 million in its consumer installment loan portfolio, representing 0.6% of total loans. On December 31, 2022, consumer installment loans of approximately $166,000 were non-accruing and represented 2.0% of the consumer installment loan portfolio. On December 31, 2021, the Bank had approximately $8.0 million in its consumer installment loan portfolio, representing 0.8% of total loans. On December 31, 2021, consumer installment loans of approximately $182,000 were non-accruing and represented 2.3% of the consumer installment loan portfolio.

Loan Solicitation and Processing Loan originations are developed from several sources, including continuing business with depositors, other borrowers, real estate builders, solicitations by Bank personnel, and walk-in customers.

When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the borrower's creditworthiness, as applicable to each loan type. The Bank’s underwriting guidelines are set by senior management and approved by the Board of Directors. The Credit Policy specifies each officer’s loan approval authority. Loans exceeding an individual officer’s approval authority are submitted to an Officer’s Loan Committee, which can approve loans up to $6,000,000. The Board of Directors’ Loan Committee acts as approval authority for exposures over $6,000,000 and up to $10,000,000. Loans exceeding $10,000,000 require approval from the entire Board of Directors.

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

Mortgage Banking Activity The Bank originates residential loans secured by first-lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2022, the Bank recorded gains of $24,000 on the sale of $1.6 million in loans receivable originated for sale. During the year ended December 31, 2021, the Bank recorded gains of $1.2 million on the sale of $35.1 million in loans receivable originated for sale. These loans were sold on a servicing-retained basis to Freddie Mac.

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

When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as OREO until it is sold. When a property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value, less anticipated cost to sell. If fair value, less cost to sell, is less than carrying value, then carrying value is reduced through the allowance for loan and lease losses (“ALLL”) immediately before booking as OREO. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. OREO is appraised during the foreclosure process, before the acquisition, when possible. Subsequent to the initial appraisal, OREO is appraised at least annually. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

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

The contractual maturity of investment debt securities is as follows:

	December 31, 2022
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollars in thousands)
Subordinated debt	$-	-	$-	-	$32,300	4.79%	$-	-	$32,300	4.79%	$30,164
Obligations of states and political subdivisions:
Taxable	500	5.30%	-	-	-	-	-	-	500	5.30%	500
Tax-exempt **	625	4.52%	1,533	4.99%	11,405	3.89%	138,333	3.08%	151,896	3.16%	126,834
Mortgage-backed securities in government-sponsored entities	-	-	1,471	2.17%	1,658	2.04%	5,173	2.46%	8,302	2.33%	7,469
Total	$1,125	4.87%	$3,004	3.61%	$45,363	4.46%	$143,506	3.05%	$192,998	3.40%	$164,967

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

As of December 31, 2022, the Bank held 57,772 shares of $100 par value Federal Home Loan Bank (“FHLB”) of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only to the FHLB or to another member institution. Member institutions must maintain a minimum stock investment in the FHLB based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock on December 31, 2022, was $5.8 million.

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

The following table shows on a consolidated basis the amount of uninsured time deposits as of December 31, 2022, including certificates of deposit, by the time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total

Within three months	$9,807	19.26%
Beyond three but within six months	5,094	10.00%
Beyond six but within twelve months	11,166	21.93%
Beyond one year	24,850	48.81%

Total	$50,917	100.00%

The following table shows on a consolidated basis the amount of uninsured deposits as of December 31, 2022 by category:

	December 31,	December 31,
	2022	2021	$ change	% change

Noninterest-bearing demand	$158,334	$118,231	$40,103	33.9%
Interest-bearing demand	65,669	67,541	(1,872)	-2.8%
Money market	89,832	108,771	(18,939)	-17.4%
Savings	7,859	36,150	(28,291)	-78.3%
Time	50,917	33,419	17,497	52.4%
Total deposits	$372,611	$364,112	$8,498	2.3%

Borrowings, deposits, and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement on some investments and loan balances. On December 31, 2022, MBC had $65.0 million in FHLB borrowings outstanding. On December 31, 2021, MBC had no FHLB borrowings outstanding. The Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

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

Other important standard competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive concerning fees charged, interest rates, and pricing, we believe that the Bank’s commitment to personal service, innovation, and involvement in the communities that the Bank serves, are factors that contribute to the Bank’s competitive advantage and will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

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

The safety, health, and wellness of our employees are a top priority. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum, and sponsoring various wellness programs.

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

As of December 31, 2022, the Bank had 238 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

Supervision and Regulation

The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could materially affect the business and prospects of the Company.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. The Company must file annual reports and other information with the Federal Reserve. The bank subsidiary is an Ohio-chartered commercial bank. As a state-chartered, nonmember bank, the bank is primarily regulated by the FDIC and the ODFI.

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

Regulation of Bank Holding Companies — Bank and Bank Holding Company Acquisitions The Bank Holding Company Act requires every bank holding company to obtain approval from the Federal Reserve before:

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

Additionally, the Bank Holding Company Act, the Change in Bank Control Act, and the Federal Reserve Board’s Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as the Company does, or if no other person owns a greater percentage of the class of voting securities, control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Approval of the ODFI is also necessary to acquire control of an Ohio-chartered bank.

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

The Federal Reserve Board and the Secretary of the Treasury have the authority to decide whether other activities are also financial or incidental to financial activity, taking into account, among others, changes in technology, changes in the banking marketplace, and competition for banking services. The Company is engaged solely in activities that were permissible for a bank holding company before the enactment of the Gramm-Leach-Bliley Act. Federal Reserve Board rules require that all depository institution subsidiaries of a financial holding company be and remain well-capitalized and well-managed. If all depository institution subsidiaries of a financial holding company do not remain well-capitalized and well-managed, the financial holding company must enter into an agreement acceptable to the Federal Reserve Board, undertaking to comply with all capital and management requirements within 180 days. In the meantime, the financial holding company may not use its expanded authority to engage in nonbanking activities without Federal Reserve Board approval, and the Federal Reserve may impose other limitations on the holding company’s or affiliates’ activities. If a financial holding company fails to restore the well-capitalized and well-managed status of a depository institution subsidiary, the Federal Reserve may order divestiture of the subsidiary.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer: consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2022, the Bank exceeded the regulatory requirement for the “capital conservation buffer.”

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

Accordingly, the FDIC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or excessive levels of risk. Moreover, although the FDIC does not impose explicit capital requirements on holding companies of institutions regulated by the FDIC, the FDIC can take into account the degree of leverage and risks at the holding company level. If the FDIC determines that the holding company (or another affiliate of the institution regulated by the FDIC) has an excessive degree of leverage or is subject to undue risks, the FDIC may require the subsidiary institution(s) to maintain additional capital or the FDIC may impose limitations on the subsidiary institution’s ability to support its weaker affiliates or holding company.

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

●
The ability of a borrower of a multifamily federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the borrower's request. Later extensions were made available, for a total of six months, for certain federally backed multifamily mortgage loans. During the time of the forbearance, the multifamily borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties, or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

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

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law, expanding the authority to make loans under the PPP through March 31, 2021, and revising specific PPP requirements. The Economic Aid Act expands PPP eligibility to include eligible 501(c)(6) organizations, housing cooperatives, and direct marketing organizations and provides greater flexibility for businesses with seasonal employees. The Economic Aid Act also permits a second round of funding for specific borrowers who have already received a PPP loan. As of December 31, 2022, the Company had $229,000 in PPP loan originations with the SBA's forgiveness of $212.4 million.

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

The Sarbanes-Oxley Act generally applies to all companies that file periodic reports with the SEC under the Exchange Act. The Act has an impact on a wide variety of corporate governance and disclosure issues, including the composition of audit committees, certification of financial statements by the chief executive officer and the chief financial officer, forfeiture of bonuses and profits made by directors and senior officers in the 12 months covered by restated financial statements, a prohibition on insider trading during pension plan black-out periods, disclosure of off-balance-sheet transactions, a prohibition on personal loans to directors and officers (excluding FDIC-insured financial institutions), expedited filing requirements for stock transaction reports by officers and directors, the formation of a public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

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

The FDIC has the authority to increase insurance assessments. Effective January 1, 2023, FDIC deposit insurance assessment rates increased two basis points. The FDIC rule aims to return the deposit insurance fund to its statutory minimum of 1.35%. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Interstate Banking and Branching Section 613 of the Dodd Frank Act (“DFA”) amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The expanded de novo branching authority of the DFA authorizes a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. Section 607 of the DFA also increases the approval threshold for interstate bank acquisitions, providing that a bank holding company must be well-capitalized and well managed as a condition to approval of an interstate bank acquisition, rather than being merely adequately capitalized and adequately managed, and that an acquiring bank must be and remain well-capitalized and well managed as a condition to approval of an interstate bank merger.

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

Community Reinvestment Act (CRA) Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation — consistent with safe and sound operation — to address the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance.

Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches.

MBC’s CRA performance evaluation dated December 12, 2022 states that MBC’s CRA rating is “Satisfactory.”

Federal Home Loan Bank The FHLB serves as a credit source for its members. As a member of the FHLB of Cincinnati, MBC is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount calculated by reference to the FHLB member bank’s amount of loans, and or “advances,” from the FHLB.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The criteria consider a member’s performance under the CRA and its record of lending to first-time home buyers.

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

Anti-money laundering and anti-terrorism legislation The Bank Secrecy Act of 1970 requires financial institutions to maintain records and report transactions to prevent the financial institutions from being used to hide money derived from criminal activity and tax evasion. The Bank Secrecy Act establishes (a) record-keeping requirements to assist government enforcement agencies with tracing financial transactions and flow of funds, (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies with detecting patterns of criminal activity, (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the Bank Secrecy Act and its implementing regulations, and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

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

-
financial institutions must abide by Treasury Department regulations encouraging financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities,

-
financial institutions must follow Treasury Department regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies. Every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.

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

State Banking Regulation As an Ohio-chartered bank, The Middlefield Banking Company is subject to regular examination by the ODFI. State banking regulation affects the internal organization of the bank as well as its savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The ODFI may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist, it may take possession and control of an Ohio-chartered bank.

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

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations Effective January 1, 2023, we are required to adopt the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL”. CECL changes the allowance for loan losses methodology from an incurred loss impairment methodology to an expected loss methodology, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for loan losses and future provisions for loan losses. These forecasts, assumptions and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available.

Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI. We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in earnings or accumulated other comprehensive income (“AOCI”) each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting may cause our earnings and AOCI to be more volatile than would be suggested by our underlying performance.

Material breaches in security of bank systems may have a significant effect on the Company’s business. Financial institutions are under continuous threat of loss due to cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant operational, reputational, legal and/or regulatory costs to us, if successful. We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both banks and third-party service providers. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure systems will not be inoperable. We also have security to prevent unauthorized access to the system. In addition, we require third party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

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

Our most important source of funds is deposits. As of December 31, 2022, approximately $660.1 million, or 47.1%, of our total deposits were negotiable order of withdrawal, or NOW, savings and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Additional liquidity is provided by our ability to borrow from the FHLB of Cincinnati, and the Federal Reserve Bank of Cleveland. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

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

The value of our goodwill and core deposit intangible assets may decline in the future. As of December 31, 2022, we had $39.4 million of goodwill and core deposit intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and core deposit intangible assets. If we were to conclude that a future write-down of goodwill and core deposit intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Economic and Market Conditions

Our business may be adversely affected by conditions in the financial markets and economic conditions generally. As economic conditions relating to the COVID-19 pandemic have improved, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even though the pandemic has subsided. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China and the Russian invasion of Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and savings habits. These economic conditions or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.

As the result of the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

-	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio;

-	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

-	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

-	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

-	cyber security risks are increased as the result of an increase in the number of employees working remotely; and

-	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs for bank failures.

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

A prolonged economic downturn in our market area would adversely affect our loan portfolio and our growth prospects. Our lending market area is concentrated in northeastern, central, and western Ohio, particularly Ashtabula, Cuyahoga, Delaware, Franklin, Geauga, Hardin, Logan, Madison, Portage, Summit, Trumbull, and Union Counties. A very significant percentage of our loan portfolio is secured by real estate collateral, primarily residential mortgage loans. Commercial and industrial loans to small and medium-sized businesses also represent a significant percentage of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A prolonged economic downturn would likely lead to deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. Borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. Rising commercial real estate lending concentrations may expose institutions like the Bank to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. In addition, institutions that are exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are encouraged to identify and monitor credit concentrations and enhance risk management systems. At December 31, 2022, non-owner occupied commercial real estate loans (including construction, land, and land development loans) represent 266.5% of total risk-based capital. Construction, land, and land development loans represent 47.1% of total risk-based capital as of December 31, 2022. Management has extensive experience in commercial real estate lending. Management has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

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

Item1B — Unresolved Staff Comments

Not applicable.

Item2 — Properties

The Bank’s principal executive offices are located at 15985 East High Street, Middlefield, Ohio 44062.

As of the date of this Annual Report on Form 10-K, MBC has 23 banking centers and one administrative office as listed below:

●	branch offices in Middlefield (two offices), Chardon, and Newbury in Geauga County;

●	an administrative office in Middlefield in Geauga County;

●	branch offices in Garrettsville and Mantua in Portage County;

●	a branch office in Orwell in Ashtabula County;

●	a branch office in Cortland in Trumbull County;

●	branch offices in Dublin and Westerville (two offices) in Franklin County;

●	a loan production office in Mentor in Lake County;

●	branch offices in Sunbury and Powell in Delaware County;

●	branch offices in Beachwood and Solon in Cuyahoga County;

●	a branch office in Twinsburg in Summit County;

●	a branch office in Plain City in Madison County;

●	branch offices in Ada and Kenton in Hardin County;

●	branch offices in Bellefontaine (two offices) in Logan County;

●	a branch office in Marysville in Union County.

On December 31, 2022, the net book value of the Bank’s investment in premises and equipment totaled $22.0 million.

Item3 — Legal Proceedings

From time to time, the Company and the subsidiary bank are involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the Company's financial condition or the subsidiary bank, either individually or in the aggregate.

Item4 — Mine Safety Disclosures

Not applicable.

Part II

Item5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Details of repurchases of Company common stock during the fourth quarter of 2022 are included in the following table:

			Total shares purchased as	Maximum number of shares
2022 period	Total shares		part of a publicly announced	that may yet be purchased
In thousands, except per share data	purchased	Average price paid per share	program	under the program

October 1- October 31	-	$-	-	246,549
November 1- November 30	-	$-	-	246,549
December 1- December 31	88,418	$28.02	88,418	158,131
Total	88,418	$28.02

Our common stock is traded on the NASDAQ Capital Market under the symbol “MBCN.” At the close of business on December 31, 2022, there were approximately 1,169 shareholders of record. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has consistently declared cash dividends on our common stock. Any dividends declared and paid in the future would depend upon several factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurance can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipts of dividends from the Bank, which are restricted by banking regulations.

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Return on Equity and Assets” and “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2022 Annual Report to Shareholders and is incorporated herein by reference.

Item6 — [Reserved]

Not applicable.

Item7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Annual Report to Shareholders and is incorporated herein by reference.

Item7A — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. (PCAOB: 00074) appear in the Company’s 2022 Annual Report to Shareholders and are incorporated herein by reference.

Item9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

(a)
Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

(c)
Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item9B — Other Information

None

Item9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item10 — Directors, Executive Officers, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

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

Item11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Item12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Our 2017 Omnibus Equity Plan authorized the Company to issue up to 448,000 shares of the Company’s common stock to our employees and non-employee directors in exchange for consideration in the form of goods or services. Information on awards outstanding under such plans as of December 31, 2022, is set forth below:

	(a)	(b)	(c)
Plan Category	Number of Securities	Weighted-Average	Number of Securities
	to be Issued upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
	Warrants	and Rights	Plans (Excluding
	and Rights		Securities Reflected in
Column (a))(1)
Equity compensation plans appoved ' by security holders			390,839
Equity compensation plans not appoved ' by security holders			N/A
Total			390,839

(1) Amount represents shares available for future issuance under the 2017 Omnibus Equity Plan.

Item13 — Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Item14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Part IV

Item15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements:
Consolidated Financial Statements as of December 31, 2022 and 2021 and for each of the two years in the period ended December 31, 2022:
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

(a)(3) Exhibits

See the list of exhibits below

(b) Exhibits Required by Item601 of RegulationS-K

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger dated as of May 26, 2022 by and among Middlefield Banc Corp., MBCN Merger Subsidiary, LLC, and Liberty Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 of Middlefield Banc Corp.’s Form 8-K Current Report and Form 425 filed on May 27, 2022

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 1, 2022

4	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1
Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees
Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	[reserved]

10.2*	[reserved]

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	[reserved]

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on November 5, 2019

10.4.6**	Compensation Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.6 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 15, 2022

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	filed herewith

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	filed herewith

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	filed herewith

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	Executive Retention Agreement between The Middlefield Banking Company and Michael C. Ranttila	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.9	Executive Retention Agreement between The Middlefield Banking Company and Michael L. Allen	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	filed herewith

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	filed herewith

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

13	Portions of Annual Report to Shareholders for the year ended December 31, 2022 incorporated by reference into this Form 10-K	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* management contract or compensatory plan or arrangement

** management contract or compensatory plan or arrangement, a schedule has been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the SEC upon request.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act, as amended, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Middlefield Banc Corp.

By:	/s/ James R. Heslop, II
James R. Heslop, II
Chief Executive Officer
Date: March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Heslop, II	March 15, 2023
James R. Heslop, II
Chief Executive Officer and Director

/s/ Ronald L. Zimmerly, Jr.	March 15, 2023
Ronald L. Zimmerly, Jr.
President and Director

/s/ Donald L. Stacy	March 15, 2023
Donald L. Stacy, Treasurer and Chief Financial Officer
(Principal accounting and financial officer)

/s/ Carolyn J. Turk	March 15, 2023
Carolyn J. Turk, Director

/s/ Kenneth E. Jones	March 15, 2023
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 15, 2023
James J. McCaskey, Director

/s/ William J. Skidmore	March 15, 2023
William J. Skidmore, Chairman of the Board

/s/ Kevin A. DiGeronimo	March 15, 2023
Kevin A. DiGeronimo, Director

/s/ Darryl E. Mast	March 15, 2023
Darryl E. Mast, Director

/s/ Thomas W. Bevan	March 15, 2023
Thomas W. Bevan, Director

/s/ Michael C. Voinovich	March 15, 2023
Michael C. Voinovich, Director

/s/ Mark R. Watkins	March 15, 2023
Mark R. Watkins, Director

/s/ Spencer T. Cohn	March 15, 2023
Spencer T. Cohn, Director