Form 10-Q
period 2023-03-31
MIDDLEFIELD BANC CORP
filed 2023-05-15
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Outstanding at May 12, 2023: 8,088,793

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Cash and due from banks	$59,609	$51,404
Federal funds sold	7,048	2,405
Cash and cash equivalents	66,657	53,809
Equity securities, at fair value	777	915
Investment securities available for sale, at fair value	169,605	164,967
Loans held for sale	104	-
Loans:
Commercial real estate:
Owner occupied	185,661	191,748
Non-owner occupied	394,331	380,580
Multifamily	63,892	58,251
Residential real estate	306,179	296,308
Commercial and industrial	195,024	195,602
Home equity lines of credit	126,555	128,065
Construction and other	103,389	94,199
Consumer installment	7,816	8,119
Total loans	1,382,847	1,352,872
Less: allowance for credit losses	20,162	14,438
Net loans	1,362,685	1,338,434
Premises and equipment, net	21,775	21,961
Goodwill	31,735	31,735
Core deposit intangibles	7,436	7,701
Bank-owned life insurance	34,015	33,811
Other real estate owned	5,792	5,821
Accrued interest receivable and other assets	27,258	28,528

TOTAL ASSETS	$1,727,839	$1,687,682

LIABILITIES
Deposits:
Noninterest-bearing demand	$474,977	$503,907
Interest-bearing demand	196,086	164,677
Money market	221,723	187,498
Savings	287,859	307,917
Time	244,962	238,020
Total deposits	1,425,607	1,402,019
Short-term borrowings:
Federal Home Loan Bank advances	85,000	65,000
Other borrowings	12,010	12,059
Accrued interest payable and other liabilities	10,057	10,913
TOTAL LIABILITIES	1,532,674	1,489,991

STOCKHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized, 9,924,245 and 9,916,466 shares issued; 8,088,793 and 8,245,235 shares outstanding	161,248	161,029
Retained earnings	93,024	94,154
Accumulated other comprehensive loss	(19,253)	(22,144)
Treasury stock, at cost; 1,835,452 and 1,671,231 shares	(39,854)	(35,348)
TOTAL STOCKHOLDERS' EQUITY	195,165	197,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,727,839	$1,687,682

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$18,275	$10,985
Interest-earning deposits in other institutions	250	24
Federal funds sold	253	3
Investment securities:
Taxable interest	458	443
Tax-exempt interest	980	784
Dividends on stock	88	24
Total interest and dividend income	20,304	12,263

INTEREST EXPENSE
Deposits	2,990	726
Short-term borrowings	653	-
Other borrowings	155	69
Total interest expense	3,798	795

NET INTEREST INCOME	16,506	11,468

Provision for credit losses	507	-

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,999	11,468

NONINTEREST INCOME
Service charges on deposit accounts	987	914
(Loss) gain on equity securities	(138)	33
Gain on other real estate owned	2	-
Earnings on bank-owned life insurance	200	106
Gain on sale of loans	23	3
Revenue from investment services	186	141
Gross rental income	102	-
Other income	318	206
Total noninterest income	1,680	1,403

NONINTEREST EXPENSE
Salaries and employee benefits	5,852	4,386
Occupancy expense	696	505
Equipment expense	317	315
Data processing and information technology costs	1,070	844
Ohio state franchise tax	385	293
Federal deposit insurance expense	120	50
Professional fees	538	455
Advertising expense	486	228
Software amortization expense	26	48
Core deposit intangible amortization	265	77
Gross other real estate owned expenses	132	8
Merger-related costs	245	-
Other expense	1,662	1,057
Total noninterest expense	11,794	8,266

Income before income taxes	5,885	4,605
Income taxes	989	772

NET INCOME	$4,896	$3,833

EARNINGS PER SHARE
Basic	$0.60	$0.65
Diluted	$0.60	$0.65

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net income	$4,896	$3,833

Other comprehensive income (loss):
Net unrealized holdingon gain (loss) available-for-sale investment securities	3,659	(12,831)
Tax effect	(768)	2,695

Total other comprehensive income (loss)	2,891	(10,136)

Comprehensive income (loss)	$7,787	$(6,303)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2022	9,916,466	$161,029	$94,154	$(22,144)	$(35,348)	$197,691

Net income			4,896			4,896
Other comprehensive income				2,891		2,891
Cumulative impact of ASC 326 adoption (CECL)			(4,421)			(4,421)
Stock-based compensation, net	7,779	219				219
Treasury shares acquired (164,221)					(4,506)	(4,506)
Cash dividends ($0.20 per share)			(1,605)			(1,605)

Balance, March 31, 2023	9,924,245	$161,248	$93,024	$(19,253)	$(39,854)	$195,165

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2021	7,330,548	$87,131	$83,971	$3,462	$(29,229)	$145,335

Net income			3,833			3,833
Other comprehensive loss				(10,136)		(10,136)
Stock-based compensation, net	16,978	431				431
Treasury shares acquired (32,150)					(819)	(819)
Cash dividends ($0.17 per share)			(1,000)			(1,000)

Balance, March 31, 2022	7,347,526	$87,562	$86,804	$(6,674)	$(30,048)	$137,644

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$4,896	$3,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	507	-
Loss (gain) on equity securities	138	(33)
Depreciation and amortization of premises and equipment, net	387	334
Software amortization expense	26	48
Financing lease amortization expense	62	3
Amortization of premium and discount on investment securities, net	150	150
Accretion of deferred loan fees, net	(256)	(805)
Amortization of core deposit intangibles	265	77
Stock-based compensation income, net	30	117
Origination of loans held for sale	(1,575)	(350)
Proceeds from sale of loans	1,494	611
Gain on sale of loans	(23)	(3)
Earnings on bank-owned life insurance	(200)	(106)
Deferred income tax	(381)	(360)
Other real estate owned gains	(2)	-
Decrease (increase) in accrued interest receivable	25	(50)
Increase (decrease) in accrued interest payable	230	(2)
Other, net	665	(1,002)
Net cash provided by operating activities	6,438	2,462

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	871	2,229
Purchases	(2,000)	(20,227)
(Increase) decrease in loans, net	(29,763)	5,710
Proceeds from the sale of other real estate owned	31	-
Purchase of premises and equipment	(263)	(68)
Purchase of restricted stock	(1,687)	-
Redemption of restricted stock	1,793	-
Net cash used in investing activities	(31,018)	(12,356)

FINANCING ACTIVITIES
Net increase in deposits	23,588	562
Increase in short-term borrowings, net	20,000	-
Repayment of other borrowings	(49)	(65)
Repurchase of treasury shares	(4,506)	(819)
Cash dividends	(1,605)	(1,000)
Net cash provided by (used in) financing activities	37,428	(1,322)

Increase (decrease) in cash and cash equivalents	12,848	(11,216)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,809	119,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,657	$108,278

See accompanying notes to unaudited consolidated financial statements.

	For the Three Months Ended
	March 31,
	2023	2022
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,568	$797

Noncash investing transactions:
Transfers from loans held for sale to loans held for investment	$-	$784
Increase in finance lease assets included in premises and equipment	-	(139)
Noncash financing transactions:
Increase in finance lease liabilities included in other borrowings	$-	$139

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Middlefield Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiaries, Middlefield Investments, Inc. (“MI”) and MB Insurance Services (“MIS”). All significant inter-company items have been eliminated.

On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. At March 31, 2023, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various of insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. At March 31, 2023, MIS’s assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly-owned financial subsidiary of Liberty National Bank. LBSI is no longer in operation following the merger, and MBC intends to merge it with and into its insurance subsidiary. All significant intercompany items have been eliminated between MBC and these subsidiaries.

On December 1, 2022, the Company completed its merger with Liberty Bancshares, Inc. (“Liberty’), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received 2.752 shares of the Company’s common stock in exchange for each share of Liberty common stock they owned immediately before the merger. The Company issued 2,561,513 shares of its common stock in the merger and the aggregate merger consideration was approximately $73.3 million. Upon closing, Liberty’s bank subsidiary was merged into MBC, and Liberty’s six full-service bank offices, in Ada and Kenton in Hardin County, Bellefontaine North and Bellefontaine South in Logan County, Marysville in Union County, and Westerville in Franklin County, became offices of MBC.

The unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2023, have remained unchanged from December 31, 2022. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for the investment, loan portfolios, and unfunded commitments.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investment securities classified as available for sale are those securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Unrealized gains or losses are reported as increases or decreases in other comprehensive income (loss), net of the deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Investment securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities.  As of March 31, 2023, the Company did not hold any held-to-maturity securities.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Allowance for Credit Losses – Available for Sale Securities

The Bank measures expected credit losses on available-for-sale debt securities when the Bank intends to sell, or when it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value are less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is used to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and uses a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available for sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Bank believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $1.6 million at March 31, 2023 and is included within accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Bank adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ending December 31, 2022 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale.  Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, computed using a level yield method, and recognized as interest income adjustments.  Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity.  Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized.  Realized security gains and losses are computed using the specific identification method.  Interest and dividends on investment securities are recognized as income when earned.  For 2022, this category includes common stocks of public companies that the Company has the positive intent and ability to hold for an indeterminate amount of time.  Such securities are reported at fair value, with unrealized holding gains and losses included in earnings.

Securities are evaluated quarterly and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other-than-temporary.  For debt securities, management considers whether the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Bank’s intent to sell the security or whether it is more likely than not that the Bank would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other-than-temporary.  Once a decline in value is determined to be other-than-temporary, if the Bank does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss.  Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes.  Otherwise, the difference between fair value and the amortized cost is charged to earnings.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Accrued interest receivable totaled $4.3 million at March 31, 2023 and was included within accrued interest receivable and other assets on the consolidated balance sheet and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial construction, commercial and industrial loans, and commercial real estate loans. Consumer loans consist of the following classes: residential real estate loans, home equity loans, and consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income on a cash basis, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past-due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Purchased Credit Deteriorated (PCD) Loans

The Bank has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The Bank reviews many factors to make the determination, including reviewing whether the loan is performing, delinquency status, and changes in risk rating to determine if the loan exhibits more than insignificant credit deterioration. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Allowance for Credit Losses (ACL) – Loans

The allowance for credit losses is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

Management uses a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance.

The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan, and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. Options to extend are considered by management in determining the contractual term.

The key inputs to the DCF model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) reasonable and supportable economic forecasts, (5) forecast reversion period, (6) expected recoveries on charged off loans, and (7) discount rate.

Probability of Default (PD)

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selected economic factors that had strong correlations to historical default rates.

Loss Given Default (LGD)

Management elected to use the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives a LGD input from segment specific risk curves that correlates LGD with PD.

Prepayment and Curtailment rates

Prepayment Rates: Loan level transaction data is used to calculate a semi-annual prepayment rate. Those semi-annual rates are annualized and the average of the annualized rates is used in the DCF calculation for fixed payment or term loans. Rates are calculated for each pool.

Curtailment Rates: Loan level transaction data is used to calculate annual curtailment rates using any available historical loan level data. The average of the historical rates is used in the DCF model for interest only payment or line of credit type loans. Rates are calculated for each pool.

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario.

Forecast Reversion Period

Management uses forecasts to predict how economic factors will perform and has determined to use a four quarter forecast period as well as an eight quarter straight-line reversion period to historical averages (also commonly referred to as the mean reversion period).

Expected Recoveries on Charged-off Loans

Management performs an analysis to estimate recoveries that could be reasonably expected based on historical experience in order to account for expected recoveries on loans that have already been fully charged-off and are not included in the ACL calculation.

Discount Rate

The effective interest rate of the underlying loans and leases of the Corporation serves as the discount rate applied to the expected periodic cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Individual Evaluation

Management evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. Instruments will not be included in both collective and individual analyses. Individual analysis will establish a specific reserve for instruments in scope.

Management considers a financial asset as collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral, based on management's assessment as of the reporting date.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”), which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The commercial real estate loan segments consist of loans made to finance the activities of commercial real estate owners and operators and certain agricultural loans. The residential real estate and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers and certain agricultural loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for credit loss for the C&I, RRE, and HELOC portfolios were partially offset by a decrease in the allowance for the CRE, Construction, and Consumer Installment portfolios.

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. The qualitative adjustments for current conditions are based upon national and local economic trends and conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of lending staff, value of underlying collateral, concentrations of credit from a loan type, industry, and/or geographic standpoint.  These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $150,000 that meet the following criteria:  1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans.  Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral-dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential real estate loans, home equity loans, and consumer loans for impairment disclosures.

Allowance for Loan Losses – Prior to adopting ASU 2016-13

Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Bank calculated our ALL using an incurred loan loss methodology. The following policy related to the ALL in prior periods.

The allowance for loan and lease losses represents the amount that management estimates is adequate to provide for probable loan losses inherent in the loan portfolio.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan and lease losses is established through a provision for loan losses charged to operations.  The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan and lease losses, which encompasses the overall risk characteristics of the various portfolio segments, experience with losses, the impact of economic conditions on borrowers, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan and lease losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to a significant change in the near term.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans.  Management has identified several additional qualitative factors to supplement the historical charge-off factor. These factors likely cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are:

●	national and local economic trends and conditions;
●	levels of and trends in delinquency rates and nonaccrual loans;
●	trends in volumes and terms of loans;
●	effects of changes in lending policies;
●	experience, ability, and depth of lending staff;
●	value of underlying collateral;
●	and concentrations of credit from a loan type, industry, and/or geographic standpoint.

A majority of the Bank’s loan assets are loans to business owners of many types. The Bank makes commercial loans for real estate development and other business purposes required by the customer base.

The Bank’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable, and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan-to-value ratio of not greater than 80 percent and vary in terms.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan-to-value ratio. Residential mortgages have amortizations up to 30 years and home equity loans have maturities up to 20 years. Consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are unsecured.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement.  Loans that experience insignificant payment delays, which are defined as 89 days or less, generally are not classified as impaired.  A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued, at the contractual interest rate for the period of delay.  All loans identified as impaired are evaluated independently by management.  The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral.  Impaired loans, or portions thereof, are charged off when a realized loss has occurred.  An allowance for loan and lease losses is maintained for estimated losses until such time.  Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the payment related to interest is used to reduce principal.

The Bank originates commercial and residential construction loans to developers and builders and, in some cases, to other commercial borrowers for approved construction projects. These loans are typically structured on a non-revolving basis and draws of funds are dependent on successfully completed and verified progress of the project. These loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Sources of repayment for these types of loans may be from conversion to permanent loans extended by the Bank, sales of developed property, or permanent financing obtained elsewhere. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate collateral value and repayment are sensitive to various factors affecting the successful completion of the project.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory, and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings, equipment appraisals, or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively.  Management determines the significance of payment delays on a case-by-case basis, considering all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall concerning the principal and interest owed.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential real estate loans, home equity loans, and consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement or unless such loans are in the process of foreclosure or are being evaluated for foreclosure.

Loans whose terms are modified are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) applies to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. On January 1, 2023, Middlefield adopted CECL. Upon adoption, the reserve for credit losses on loans and leases increased by $5.3 million, the reserve for credit losses for unfunded commitments increased by $622,000. This resulted in an after-tax retained earnings adjustment of $4.4 million. During the quarter ended March 31, 2023, the Corporation recorded CECL-related charges of $507,000, including a provision for credit losses on loans and leases of $334,000 and a reserve for unfunded commitments of $173,000.

The Bank adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Bank recorded a cumulative effect decrease to retained earnings of $3.9 million related to loans and $491,000 related to unfunded commitments.

The Bank adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $121,000 of the allowance for credit losses (ACL).

The Bank adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Bank as of the date of adoption.

The following table illustrates the pre-tax impact of the adoption of this ASU:

	January 1, 2023
	Allowance for Credit Losses

	Pre- adoption	Adoption Impact	As Reported

ACL on loans
Commercial real estate:
Owner occupied	$2,203	$811	$3,014
Non-owner occupied	5,597	(1,206)	4,391
Multifamily	662	591	1,253
Residential real estate	2,047	2,744	4,791
Commercial and industrial	1,483	2,320	3,803
Home equity lines of credit	1,753	(1,031)	722
Construction and other	609	956	1,565
Consumer installment	84	197	281
Total	$14,438	$5,382	$19,820

ACL on unfunded commitments	$-	(683)	(683)

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements

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

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains (losses), gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 92.8% of the total revenue of the Company.

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

Gains on sale of other real estate owned (“OREO”) – Gains and losses are recognized after the property sale when the buyer obtains control of the real estate, and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset includes the transfer of the property title, physical possession of the asset, and the buyer securing control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, the payment terms, that the contract has an actual commercial substance, and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset. Gains and losses on the sale of OREO are reported in the Consolidated Statement of Income.

Revenue from investment services – The Company earns investment services revenue through its servicing agreement with LPL Financial. The performance obligation to investment management customers is satisfied over time, and therefore, revenue is recognized over time. The Company generally receives trailing investment services revenue in arrears and recognizes the revenue when the monthly statement is received.

Miscellaneous Fee income – Fees earned on other services, such as ATM surcharge fees, money order fees, and check fees, are recognized at the time of the event or the applicable billing cycle.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended
Noninterest Income	2023	2022
(Dollar amounts in thousands)

Service charges on deposit accounts:
Overdraft fees	$246	$201
ATM banking fees	472	309
Service charges and other fees	269	404
(Loss) gain on equity securities (a)	(138)	33
Gain on other real estate owned	2	-
Earnings on bank-owned life insurance (a)	200	106
Gain on sale of loans (a)	23	3
Revenue from investment services	186	141
Miscellaneous Fee income	86	62
Gross rental income	102	-
Other income	232	144
Total noninterest income	$1,680	$1,403

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no non-vested stock options outstanding as of March 31, 2023 and 2022.

There was no stock option activity during the three months ended March 31, 2023.

The following table presents the activity during the three months ended March 31, 2023, related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2023	63,646	$24.34
Granted	29,781	27.40
Vested	(8,003)	26.09
Forfeited	(15,205)	26.09
Nonvested at March 31, 2023	70,219	$25.29

Expected to vest as of March 31, 2023	66,416	$25.12

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense of $45,000 and $117,000 was recognized for the three-month periods ended March 31, 2023, and 2022, respectively. Expense recovery is the result of a decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a market condition tied to the total shareholder return on the Company’s stock. A change in market conditions leads to adjustments to the probability of the market condition achievement, which results in changes in the liability and the compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $521,000 and $503,000 on March 31, 2023, and 2022, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to non-vested share-based compensation on restricted stock as of March 31, 2023, totals $588,000, of which $233,000 is estimated for the rest of 2023, $163,000 for 2024, $158,000 for 2025, and $34,000 for 2026.

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

	For the Three
	Months Ended
	March 31,
	2023	2022

Weighted-average common shares issued	9,921,529	7,338,283

Average treasury stock shares	(1,782,758)	(1,459,258)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,138,771	5,879,025

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	13,858	10,811

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,152,629	5,889,836

Outstanding on March 31, 2023, were 70,219 shares of restricted stock, 56,361 shares of which were anti-dilutive.

Outstanding on March 31, 2022, were 76,601 shares of restricted stock, 65,790 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of March 31, 2023, the Company held 1,835,452 of the Company’s shares, which is an increase of 164,221 from the 1,671,231 shares held as of December 31, 2022.

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

		March 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$23,707	$8,806	$32,513
Obligations of states and political subdivisions	-	129,759	-	129,759
Mortgage-backed securities in government-sponsored entities	-	7,333	-	7,333
Total debt securities	-	160,799	8,806	169,605
Equity securities in financial institutions	777	-	-	777
Total	$777	$160,799	$8,806	$170,382

		December 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,427	$8,737	$30,164
Obligations of states and political subdivisions	-	127,334	-	127,334
Mortgage-backed securities in government-sponsored entities	-	7,469	-	7,469
Total debt securities	-	156,230	8,737	164,967
Equity securities in financial institutions	915	-	-	915
Total	$915	$156,230	$8,737	$165,882

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis.

(Dollar amounts in thousands)
Subordinated debt
Balance as of January 1, 2023	$8,737
Transfers into Level III (1)	-
Transfers out of Level III (1)	-
Net change in unrealized loss on available-for-sale investment securities	69
Balance as of March 31, 2023	$8,806

(1)

Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level II versus Level II criteria. The level designation of each financial instrument is reassessed at the end of each period.

The following tables present the assets measured on a non-recurring basis on the Consolidated Balance Sheet at their fair value by level within the fair value hierarchy. Collateral-dependent individually analyzed loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property’s value after the initial measurement.

		March 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Individually analyzed loans held for investment	$-	$-	$16,842	$16,842

		December 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,143	$1,143
Other real estate owned	-	-	5,792	5,792

Individually analyzed Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $2.5 million as of March 31, 2023.

Impaired Loans – The Company has measured impairment on collateral-dependent impaired loans generally based on the fair value of the loan’s collateral.  Fair value is usually determined based upon independent third-party appraisals of the properties.  In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions or observable deterioration of the property since the appraisal was completed.  Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value.  If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for loan losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value.  The fair values in the above table exclude estimated selling costs of $688,000 as of December 31, 2022.

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

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
March 31, 2023
Individually analyzed loans held for investment	$16,842	Appraisal of collateral (1)	Appraisal adjustments (2)	20.4%	to	31.1%	(20.4%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)				Range (Weighted
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Average)
December 31, 2022
Impaired loans	$1,143	Appraisal of collateral (1)	Appraisal adjustments (2)	12.0%
Other real estate owned	$5,792	Appraisal of collateral (1)	Appraisal adjustments (2)	8.4%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2023
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,362,685	$-	$-	$1,317,954	$1,317,954

Financial liabilities:
Deposits	$1,425,607	$1,180,645	$-	$1,239,085	$2,419,730
Other borrowings	$12,010	$-	$-	$12,010	$12,010

	December 31, 2022
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,338,434	$-	$-	$1,298,814	$1,298,814

Financial liabilities:
Deposits	$1,402,019	$1,163,999	$-	$231,218	$1,395,217
Other borrowings	$12,059	$-	$-	$12,059	$12,059

Included within other borrowings is an $8.2 million note payable, which matures in December 2037. These borrowings were used to form a special purpose entity to issue $8.0 million of floating rate, obligated mandatorily redeemable securities. The rate adjusts quarterly, equal to LIBOR plus 1.67%. The borrowing is a floating rate instrument, and any difference between the cost and fair value is insignificant.

In addition to the financial instruments included in the above tables, cash and cash equivalents, bank-owned life insurance, Federal Home Loan Bank stock, accrued interest receivable, short-term borrowings, and accrued interest payable, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2023, and 2022, respectively:

Unrealized (losses)/gains on available-for-sale securities (a)
(Dollars in thousands)
Balance as of December 31, 2022	$(22,144)
Other comprehensive income	2,891
Balance at March 31, 2023	$(19,253)

Balance as of December 31, 2021	$3,462
Other comprehensive loss	(10,136)
Balance at March 31, 2022	$(6,674)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three months ended March 31, 2023, and 2022.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$34,300	$8	$(1,795)	$32,513
Obligations of states and political subdivisions:
Taxable	500	-	-	500
Tax-exempt	151,204	82	(22,027)	129,259
Mortgage-backed securities in government-sponsored entities	7,973	1	(641)	7,333
Total	$193,977	$91	$(24,463)	$169,605

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$3	$(2,139)	$30,164
Obligations of states and political subdivisions:
Taxable	500	-	-	500
Tax-exempt	151,896	49	(25,111)	126,834
Mortgage-backed securities in government-sponsored entities	8,302	-	(833)	7,469
Total	$192,998	$52	$(28,083)	$164,967

Equity securities totaled $777,000 and $915,000 at March 31, 2023 and December 31, 2022, respectively.

The Company recognized a net (loss) gain on equity investments of ($138,000) and $33,000 for the three months ended March 31, 2023 and 2022, respectively. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$570	$570
Due after one year through five years	2,935	2,870
Due after five years through ten years	47,291	45,336
Due after ten years	143,181	120,829
Total	$193,977	$169,605

There were no securities sold during the three months ended March 31, 2023, and 2022, respectively.

Investment securities with an approximate carrying value of $91.2 million and $89.9 million on March 31, 2023, and December 31, 2022, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$13,082	$(418)	$17,923	$(1,377)	$31,005	$(1,795)
Obligations of states and political subdivisions:
Tax-exempt	22,396	(962)	89,741	(21,065)	112,137	(22,027)
Mortgage-backed securities in government-sponsored entities	609	(13)	6,463	(628)	7,072	(641)
Total	$36,087	$(1,393)	$114,127	$(23,070)	$150,214	$(24,463)

	December 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$12,638	$(1,129)	$8,790	$(1,010)	$21,428	$(2,139)
Obligations of states and political subdivisions:
Tax-exempt	75,343	(10,488)	41,138	(14,623)	116,481	(25,111)
Mortgage-backed securities in government-sponsored entities	6,153	(480)	1,316	(353)	7,469	(833)
Total	$94,134	$(12,097)	$51,244	$(15,986)	$145,378	$(28,083)

Every quarter, the Company evaluate securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 44 securities in an unrealized loss position for less than twelve months and 137 securities in an unrealized loss position for twelve months or greater on March 31, 2023. Unrealized losses on available-for-sale securities have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of March 31, 2023, no ACL was required on available-for-sale securities. Prior to the adoption of ASU 2016-13 there was no available for sale debt securities with an unrealized loss that suffered other than temporary impairment (OTTI) during the year ended December 31, 2022.

NOTE 8 - LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The Company’s primary business activity is with customers located within its local Northeastern Ohio trade area, eastern Geauga County, and contiguous counties. The Company also serves the central and western Ohio market with offices in Ada, Bellefontaine, Dublin, Kenton, Marysville, Plain City, Powell, Sunbury, and Westerville, Ohio. Commercial, residential, consumer, and agricultural loans are granted. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in the Company’s immediate trade area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances net of the allowance for credit losses. Interest income is recognized on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that the collection of interest is doubtful. Interest payments received on nonaccrual loans are applied against the unpaid principal balance until accrual status is restored.

Loan origination fees and certain direct loan origination costs are deferred with the net amount amortized over the contractual life of the loan as an adjustment of the related loan’s yield.

The following tables summarize the primary segments of the loan portfolio (in thousands):

	March 31,	December 31,
	2023	2022

Commercial real estate:
Owner occupied	$185,661	$191,748
Non-owner occupied	394,331	380,580
Multifamily	63,892	58,251
Residential real estate	306,179	296,308
Commercial and industrial	195,024	195,602
Home equity lines of credit	126,555	128,065
Construction and Other	103,389	94,199
Consumer installment	7,816	8,119
Total loans	1,382,847	1,352,872
Less: Allowance for credit losses	(20,162)	(14,438)

Net loans	$1,362,685	$1,338,434

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into CRE, which is further segmented into Owner CRE OO, CRE NOO, and Multifamily Residential, RRE, C&I, HELOC, Construction, and Consumer Installment Loans. The commercial real estate loan segments consist of loans made to finance the activities of commercial real estate owners and operators and certain agricultural loans. The residential real estate and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers and certain agricultural loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts. The increases in the allowance for credit loss for the C&I, RRE, and HELOC portfolios were partially offset by a decrease in the allowance for the CRE, Construction, and Consumer Installment portfolios.

Management evaluates individual loans in all of the commercial segments for possible impairment based on guidelines established by the Board of Directors. Loans are individually analyzed when, based on current information and events, the Company will probably be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall concerning the principal and interest owed. The Company does not separately individually analyze consumer and residential mortgage loans for a specific reserve unless such loans are part of a larger relationship that is individually analyzed or the loan was modified in a troubled debt restructuring.

Once the determination has been made that a loan is going to be individually analyzed, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made quarterly. The Company’s policy for recognizing interest income on individually analyzed loans does not differ from its overall policy for interest recognition.

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination under ASC 326 as of March 31, 2023:

March 31, 2023
Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
(Dollar amounts in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost	Total

Net loans held for investment:
Commercial real estate:
Owner occupied
Pass	$3,245	$31,354	$42,999	$26,212	$14,801	$48,029	$3,863	$170,503
Special Mention	-	4,092	-	1,589	701	431	-	6,813
Substandard	-	-	-	-	-	8,345	-	8,345
Total Owner occupied	$3,245	$35,446	$42,999	$27,801	$15,502	$56,805	$3,863	$185,661
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	-
Non-owner occupied
Pass	$17,592	$71,406	$49,627	$24,380	$37,711	$138,870	$2,194	$341,780
Special Mention	-	2,507	-	-	-	3,836	-	6,343
Substandard	-	-	-	-	-	41,335	-	41,335
Doubtful	-	-	696	-	4,177	-	-	4,873
Total Non-owner occupied	$17,592	$73,913	$50,323	$24,380	$41,888	$184,041	$2,194	$394,331
Current-period gross charge-offs	-	$-	$-	$-	$-	$-	$-	-
Multifamily
Pass	$4,380	$28,027	$4,382	$10,736	$1,423	$14,803	$141	$63,892
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	$4,380	$28,027	$4,382	$10,736	$1,423	$14,803	$141	$63,892
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	-
Residential real estate
Pass	$12,659	$54,476	$82,056	$41,768	$21,105	$91,881	521	$304,466
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	258	-	28	1,427	-	1,713
Total Residential real estate	$12,659	$54,476	$82,314	$41,768	$21,133	$93,308	$521	$306,179
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$7,682	$48,127	$22,392	$33,958	$3,950	$9,180	$59,737	$185,026
Special Mention	-	390	347	166	145	567	6,178	7,793
Substandard	-	18	-	378	159	1,122	528	2,205
Total Commercial and industrial	$7,682	$48,535	$22,739	$34,502	$4,254	$10,869	$66,443	$195,024
Current-period gross charge-offs	$-	$-	$-	$-	$-	$(54)	$-	$(54)
Home equity lines of credit
Pass	$-	$233	$247	$22	66	$2,813	$122,027	$125,408
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	25	31	478	613	1,147
Total Home equity lines of credit	$-	$233	$247	$47	$97	$3,291	$122,640	$126,555
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and other
Pass	$16,912	$44,063	$24,431	$727	$2,902	$1,247	$9,253	$99,535
Special Mention	-	-	-	-	297	-	-	297
Substandard	-	-	420	-	2,037	-	1,100	3,557
Total Construction and other	$16,912	$44,063	$24,851	$727	$5,236	$1,247	$10,353	$103,389
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	-
Consumer installment
Pass	$734	$1,606	$689	$191	$105	$4,490	$-	$7,815
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	1	-	-	-	1
Total Consumer installment	$734	$1,606	$689	$192	$105	$4,490	$-	$7,816
Current-period gross charge-offs	$-	$(22)	$-	$-	$-	$(7)	$(29)	$(58)

Total Loans	$63,204	$286,299	$228,544	$140,153	$89,638	$368,854	$206,155	$1,382,847

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk-rating system (in thousands):

		Special			Total
December 31, 2022	Pass	Mention	Substandard	Doubtful	Loans

Commercial real estate:
Owner occupied	$176,400	$6,873	$8,475	$-	$191,748
Non-owner occupied	331,584	6,387	42,609	-	380,580
Multifamily	58,251	-	-	-	58,251
Residential real estate	294,254	-	2,054	-	296,308
Commercial and industrial	185,674	7,936	1,992	-	195,602
Home equity lines of credit	127,080	-	985	-	128,065
Construction and other	90,728	308	3,163	-	94,199
Consumer installment	8,117	-	2	-	8,119
Total	$1,272,088	$21,504	$59,280	$-	$1,352,872

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents collateral-dependent loans by classes of loan type as of March 31, 2023 (in thousands):

	March 31, 2023
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Non-owner occupied	$15,854	$-	$-	$-	$15,854
Residential real estate	177	-	-	-	177
Commercial and industrial	-	47	-	18	65
Home equity lines of credit	120	-	-	-	120
Total	$16,151	$47	$-	$18	$16,216

The following table presents information related to impaired loans by class of loans under ASC 310 as of December 31, 2022 (in thousands):

December 31, 2022
Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Owner occupied	$4,141	$4,141	$-
Non-owner occupied	1,042	1,042	-
Residential real estate	706	770	-
Commercial and industrial	450	547	-
Home equity lines of credit	112	112	-
Total	$6,451	$6,612	$-

With an allowance recorded:
Commercial real estate:
Owner occupied	$1,509	$1,509	$407
Non-owner occupied	12,528	12,528	167
Residential real estate	317	317	28
Commercial and industrial	1,378	1,378	39
Home equity lines of credit	132	132	48
Total	$15,864	$15,864	$689

Total:
Commercial real estate:
Owner occupied	$5,650	$5,650	$407
Non-owner occupied	13,570	13,570	167
Residential real estate	1,023	1,087	28
Commercial and industrial	1,828	1,925	39
Home equity lines of credit	244	244	48
Total	$22,315	$22,476	$689

The tables above include troubled debt restructuring totaling $3.3 million as of December 31, 2022, respectively. The amounts allocated within the allowance for losses for these troubled debt restructurings were $72,000 as of December 31, 2022.

The following table presents the average recorded investment in impaired loans by class and interest income recognized by loan, under ASC 310, for the three month period ended March 31, 2022 (in thousands):

	For the Three Months Ended March 31, 2022
	Average Recorded Investment	Interest Income Recognized

Commercial real estate:
Owner occupied	$724	$11
Non-owner occupied	5,255	58
Residential real estate	1,050	12
Commercial and industrial	609	14
Home equity lines of credit	250	3
Total	$7,888	$98

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	December 1, 2022	December 31, 2022
Outstanding balance	$7,919	$7,998
Carrying amount	$6,019	$6,068

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
March 31, 2023	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$185,661	$-	$-	$-	$-	$185,661
Non-owner occupied	387,309	1,454	-	5,568	7,022	394,331
Multifamily	63,892	-	-	-	-	63,892
Residential real estate	305,310	334	324	211	869	306,179
Commercial and industrial	194,903	29	-	92	121	195,024
Home equity lines of credit	123,241	3,185	110	19	3,314	126,555
Construction and other	103,389	-	-	-	-	103,389
Consumer installment	7,816	-	-	-	-	7,816
Total	$1,371,521	$5,002	$434	$5,890	$11,326	$1,382,847

						Purchase
		30-59 Days	60-89 Days	90 Days+	Total	Credit	Total
December 31, 2022	Current	Past Due	Past Due	Past Due	Past Due	Impaired Loans	Loans

Commercial real estate:
Owner occupied	$191,748	$-	$-	$-	$-	$-	$191,748
Non-owner occupied	380,467	113	-	-	113	2,992	380,580
Multifamily	58,251	-	-	-	-	-	58,251
Residential real estate	293,698	2,093	111	406	2,610	24	296,308
Commercial and industrial	195,532	62	4	4	70	-	195,602
Home equity lines of credit	127,494	415	145	11	571	-	128,065
Construction and other	93,997	202	-	-	202	3,052	94,199
Consumer installment	8,096	23	-	-	23	-	8,119
Total	$1,349,283	$2,908	$260	$421	$3,589	$6,068	$1,352,872

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

	March 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$65	$65	$-	$65
Non-owner occupied	4,873	-	4,873	-	4,873
Residential real estate	173	916	1,089	-	1,089
Commercial and industrial	170	92	262	-	262
Home equity lines of credit	-	364	364	-	364
Construction and other	-	66	66	-	66
Consumer installment	161	2	163	-	163
Total	$5,377	$1,505	$6,882	$-	$6,882

		90+ Days Past Due
December 31, 2022	Nonaccrual	and Accruing

Commercial real estate:
Owner occupied	$69	$-
Residential real estate	1,431	-
Commercial and industrial	186	-
Home equity lines of credit	191	-
Construction and other	68	-
Consumer installment	166	-
Total	$2,111	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $115,000 and $64,000 for the three months ended March 31, 2023 and 2022 respectively.

On January 1, 2023, the Company adopted CECL. This methodology for calculating the allowance for credit losses considers the possibility of loss over the life of the loan. It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. An ACL is maintained to absorb losses from the loan portfolio. The ACL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans.

Prior to January 1, 2023 the Company’s methodology for determining the allowance for loan losses (ALLL) was based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represented the Company’s ALLL. Management also performed impairment analyses on TDRs, which could have resulted in specific reserves.

Management reviews the loan portfolio quarterly using a defined, consistently applied process to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the three months ended March 31, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	December 31, 2022	Adoption	Charge-offs	Recoveries	Provision	March 31, 2023
Loans:
Commercial real estate:
Owner occupied	$2,203	$811	$-	$1	$(337)	$2,678
Non-owner occupied	5,597	(1,206)	-	-	321	4,712
Multifamily	662	591	-	-	118	1,371
Residential real estate	2,047	2,744	-	-	176	4,967
Commercial and industrial	1,483	2,320	(54)	10	60	3,819
Home equity lines of credit	1,753	(1,031)	-	70	17	809
Construction and other	609	956	-	-	(12)	1,553
Consumer installment	84	197	(58)	39	(9)	253
Total	$14,438	$5,382	$(112)	$120	$334	$20,162

	For the three months ended March 31, 2022
	Allowance for Loan Losses
	Balance				Balance
	December 31, 2021	Charge-offs	Recoveries	Provision	December 31, 2022
Loans:
Commercial real estate:
Owner occupied	$1,836	$-	$1	$(72)	$1,765
Non-owner occupied	7,431	-	-	241	7,672
Multifamily	454	-	-	(35)	419
Residential real estate	1,740	-	27	34	1,801
Commercial and industrial	882	(30)	149	(97)	904
Home equity lines of credit	1,452	(25)	-	(72)	1,355
Construction and other	533	-	-	25	558
Consumer installment	14	(6)	34	(24)	18
Total	$14,342	$(61)	$211	$-	$14,492

The increase in the ACL in 2022 was primarily related to higher expected probable losses inherent in the loan portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment and overall growth in the loan portfolio.

The provision fluctuations during the three months ended March 31, 2023, allocated to:

●	non-owner occupied commercial loans, multifamily loans, and residential real estate loans are due to an increase in outstanding balances.
●	owner-occupied loans are due to a decrease in outstanding balances.

The provision fluctuations during the three months ended March 31, 2022, allocated to:

●	non-owner occupied commercial real estate portfolios are due to increased loan volume
●	commercial and industrial loans are due to a decrease in outstanding balances as PPP loans receive forgiveness.

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023:

			Payment	Interest Rate		Percentage of
			Deferral	Reduction		Total Loans
	Payment	Term	and Term	and Term		Held for
	Deferral	Extension	Extension	Past Due	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$4,179	$-	$-	$4,179	0.30%
Commercial and industrial	-	149	-	-	149	0.01%
Consumer installment	-	8	-	-	8	0.00%
Total	$-	$4,336	$-	$-	$4,336	0.31%

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02

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

There were no subsequent defaults of troubled debt restructurings for the three-month periods ended March 31, 2022.

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

While we believe we are operating in compliance with the FinCEN guidelines, there can be no assurance that federal enforcement guidelines will not change. Federal prosecutors have significant discretion, and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the Federal government’s enforcement position could cause us to immediately cease providing banking services to the cannabis industry. We are upfront with our customers regarding the fact that we may have to terminate our deposit services relationship if a change occurs with the Federal government’s position and that the termination may come with little or no notice.

NOTE 10 – BUSINESS COMBINATION

As described in Note 1, On December 1, 2022, the Company completed its merger with Liberty Bancshares, Inc. (“Liberty’), pursuant to a previously announced definitive merger agreement. The Company accounted for the Liberty acquisition using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with purchase accounting. The Company relied on the income approach to estimate the value of the loans. The loans’ underlying characteristics (account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures and remaining balance) were considered. Various assumptions were applied regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. Due to the timing of the merger, the estimated fair value measurements remain preliminary. Management will continue to review the estimated fair values and expects to finalize its analysis of the acquired assets and assumed liabilities in the transaction within one year of the merger. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values. Any adjustments to carrying values will be recorded in goodwill. The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available.

The Company also recorded an identifiable intangible asset representing the core deposit base of Liberty. The discounted cash flow method was used in valuing this intangible. This method is based upon the principle of future benefits; economic value is based on anticipated future benefits as measured by cash flows expected to occur in the future. The estimated future cash flows are converted to a value indicator by determining the present value of the cash flows using a discount rate. The discount rate is based on the nature of the business, the level of risk, and the expected stability of the estimated future cash flows. The higher the risk, the higher the discount rate, and the lower the value indicator.

Time deposit fair values were estimated using an income approach. The methodology entailed discounting the contractual cash flows of the instruments over their remaining contractual lives at prevailing market rates. Interest and principal payments were projected for each category of CDs over the period from the valuation date to the maturity date. These payments represent future cash flows to be paid to depositors until maturity. Using appropriate market interest rates for each category of CDs, the future cash flows were discounted to their present value equivalents.

Middlefield recorded goodwill and intangibles associated with the purchase of Liberty totaling $16.7 million. Goodwill is not amortized, but is periodically evaluated for impairment. Middlefield Bank did not recognize any impairment during the quarter ended March 31, 2023.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the year ended December 31, 2022, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized over the estimated useful life of 10 years. The gross carrying amount of the core deposit intangible acquired in the Liberty merger that closed in 2022 was $6.4 million at March 31, 2023 with $254,000 accumulated amortization as of that date.

The following table summarizes the purchase of Liberty as of December 1, 2022:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Middlefield Banc Corp. shares issued	2,561,513
Value assigned to Middlefield Banc Corp. common shares	$28.60
Purchase price assigned to Liberty common shares exchanged for		73,259
Purchase Price Consideration in Cash
Cash paid in lieu of fractional shares		6
Total Purchase Price		73,265
Net Assets Acquired:
Liberty shareholders equity	$49,041
Adjustments to reflect assets acquired at fair value:
Loans
Allowance for credit loss	4,497
Loans - interest rate	646
Loans - general credit	(3,433)
Core deposit intangible	6,669
Investments	(1,461)
Mortgage servicing rights	830
Other	94
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(228)
Deferred taxes	(54)
Total net assets acquired		56,601
Goodwill resulting from merger		$16,664

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed, at fair value:

(In Thousands)
Total purchase price		$73,265
Assets (liabilities) acquired:
Net assets acquired:
Cash	$18,406
Loans and loans held for sale	312,618
Investments	57,907
Premises and equipment, net	6,087
Accrued interest receivable	1,563
Bank-owned life insurance	16,290
Core deposit intangible	6,670
Mortgage servicing rights	1,680
Other assets	3,111
Time deposits	(69,278)
Non-time deposits	(294,684)
Accrued interest payable	(246)
Other liabilities	(3,523)
Total net assets acquired		56,601
Goodwill resulting from the Liberty merger		$16,664

As of March 31, 2023, the current year and estimated future amortization expense for the core deposit intangible associated with this merger is as follows:

(Dollar amounts in thousands)
Remaining 2023	$572
2024	750
2025	733
2026	714
2027	691
Thereafter	2,954
Total	$6,414

The following table presents supplemental pro forma information as if the acquisition had occurred on January 1, 2022. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

For the three months ended
March 31, 2022
(in thousands, except per share data)

Net interest income	$14,979
Noninterest income	2,156
Net income	$4,777
Pro forma earnings per share:
Basic	$0.57
Diluted	$0.57

NOTE 11 – SUBSEQUENT EVENT

On April 12, 2023, the Company learned of a cyber-attack that resulted in a disruption to the computer systems of Middlefield Bank, the Company’s banking subsidiary. Middlefield Bank took immediate action to remediate the security vulnerability and retained a cybersecurity firm to investigate the nature and scope of the incident, evaluate systems and identify solutions, and confirm what data has been impacted by this event, if any. Middlefield Bank also notified law enforcement. Middlefield Bank’s products and services are fully operational. Middlefield Bank has placed additional security measures in place and will continue to actively monitor any suspicious activity. The investigation is on-going at this time, including confirming what, if any, customer data has been impacted by this event.

We have incurred expenses to investigate and remediate the cyber-attack and expect to continue to incur expenses. Middlefield Bank has retained special legal counsel. Although cyber-attacks can be unpredictable, the Company does not currently expect this incident will have a material impact on its business operations or its financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s current expectations concerning the resolution of this cyber-attack and its impact on the Company’s business, operations or financial results. Such forward-looking statements include, but are not limited to, statements as to future results of operations and financial projections, express or implied statements relating to the Company’s expectations regarding its ability to contain and assess the cyber-attack and the impact of the cyber-attack on the Company’s business, operations and financial condition. Factors that could cause actual results to differ materially from those expressed or implied include the following: the ongoing assessment of the cyber-attack; legal, reputational and financial risks resulting from the cyber-attack or additional cyber-attacks; and the other factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and other public filings with the Securities and Exchange Commission. Forward-looking statements are based on currently available information and our current beliefs, expectations and understanding, which may change as our investigation and remediation efforts progress. Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law and specifically disclaim any duty to do so.

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2023, as compared with December 31, 2022, and operating results for the three month period ended March 31, 2023, and 2022. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2023 Three-Month Financial Highlights (on a year-over-year basis unless noted):

●	Net income increased 27.7% to a quarterly record of $4.9 million
●	Earnings were $0.60 per diluted share compared to $0.65 per diluted share, reflecting a 38.4% increase in the average diluted shares outstanding related to the Liberty Bancshares, Inc. merger
●	Adopted CECL accounting standards, which resulted in an after-tax retained earnings adjustment of $4.4 million
●	Pre-tax, pre-provision net income increased 38.8% to $6.4 million
●	Net interest margin improved by 46 basis points to 4.26%, compared to 3.80%
●	Total loans were $1.38 billion, compared to $1.35 billion at December 31, 2022
●	Loan growth funded by deposit growth and robust liquidity
●	Total deposits were $1.43 billion, compared to $1.40 billion at December 31, 2022
●	Uninsured deposits to total deposits of approximately 28.7% at March 31, 2023
●	Return on average assets was 1.16%, compared to 1.17%
●	Return on average equity was 10.19%, compared to 10.75%
●	Return on average tangible common equity(1) was 12.77%, compared to 12.13%
●	Strong asset quality with nonperforming assets to total assets of 0.73%, compared to 0.89%
●	Allowance for credit losses was 1.46% of total loans, compared to 1.48%
●	Equity to assets increased to 11.30%, from 10.40%

(1)	See reconciliation of non-GAAP measures in the following tables

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Per common share data
Net income per common share - basic	$0.60	$0.53	$0.73	$0.70	$0.65
Net income per common share - diluted	$0.60	$0.53	$0.73	$0.70	$0.65
Dividends declared per share	$0.20	$0.30	$0.17	$0.17	$0.17
Book value per share (period end)	$24.13	$23.98	$21.30	$22.07	$23.43
Tangible book value per share (period end) (2) (3)	$19.29	$19.19	$18.48	$19.26	$20.64
Dividends declared	$1,605	$2,514	$983	$993	$1,000
Dividend yield	2.89%	4.34%	2.49%	2.71%	2.78%
Dividend payout ratio	32.78%	71.79%	23.13%	24.28%	26.09%
Average shares outstanding - basic	8,138,771	6,593,616	5,792,773	5,851,422	5,879,025
Average shares outstanding - diluted	8,152,629	6,610,907	5,805,799	5,860,098	5,889,836
Period ending shares outstanding	8,088,793	8,245,235	5,767,803	5,810,351	5,873,565

Selected ratios
Return on average assets	1.16%	0.97%	1.32%	1.25%	1.17%
Return on average equity	10.19%	9.35%	12.94%	12.30%	10.75%
Return on average tangible common equity (2) (4)	12.77%	11.13%	14.79%	14.02%	12.13%
Efficiency (1)	62.44%	72.75%	61.07%	61.83%	62.54%
Equity to assets at period end	11.30%	11.71%	9.09%	9.91%	10.40%
Noninterest expense to average assets	0.69%	0.86%	0.69%	0.65%	0.62%

(1) The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2) See reconciliation of non-GAAP measures on the following page
(3) Calculated by dividing tangible common equity by shares outstanding
(4) Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Yields	2023	2022	2022	2022	2022
Interest-earning assets:
Loans receivable (2)	5.45%	5.11%	4.78%	4.66%	4.53%
Investment securities (2)	4.11%	3.83%	3.90%	3.76%	3.41%
Interest-earning deposits with other banks	3.46%	3.42%	2.06%	0.77%	0.23%
Total interest-earning assets	5.22%	4.88%	4.55%	4.28%	4.06%
Deposits:
Interest-bearing demand deposits	0.83%	0.83%	0.22%	0.15%	0.14%
Money market deposits	1.52%	1.00%	0.46%	0.49%	0.47%
Savings deposits	1.03%	0.49%	0.19%	0.06%	0.06%
Certificates of deposit	1.71%	1.30%	0.96%	0.83%	0.87%
Total interest-bearing deposits	1.28%	0.87%	0.43%	0.36%	0.37%
Non-Deposit Funding:
Borrowings	4.78%	4.25%	2.94%	2.51%	2.16%
Total interest-bearing liabilities	1.52%	1.02%	0.50%	0.39%	0.39%
Cost of deposits	0.84%	0.57%	0.29%	0.24%	0.25%
Cost of funds	1.02%	0.68%	0.34%	0.27%	0.27%
Net interest margin (1)	4.26%	4.23%	4.23%	4.02%	3.80%

(1) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022

Stockholders' Equity (GAAP)	$195,165	$197,691	$122,855	$128,220	$137,644
Less Goodwill and other intangibles	39,171	39,436	16,242	16,320	16,397
Tangible Common Equity (Non-GAAP)	$155,994	$158,255	$106,613	$111,900	$121,247

Shares outstanding	8,088,793	8,245,235	5,767,803	5,810,351	5,873,565
Tangible book value per share (Non-GAAP)	$19.29	$19.19	$18.48	$19.26	$20.64

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022

Average Stockholders' Equity (GAAP)	$194,814	$148,616	$130,263	$133,377	$144,630
Less Average Goodwill and other intangibles	39,300	23,731	16,280	16,357	16,435
Average Tangible Common Equity (Non-GAAP)	$155,514	$124,885	$113,983	$117,020	$128,195

Net income	$4,896	$3,502	$4,249	$4,089	$3,833
Return on average tangible common equity (annualized) (Non-GAAP)	12.77%	11.13%	14.79%	14.02%	12.13%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022

Net income	$4,896	$3,502	$4,249	$4,089	$3,833
Add Income Taxes	989	651	1,010	787	772
Add Provision for credit losses	507	-	-	-	-
PTPP	$6,392	$4,153	$5,259	$4,876	$4,605

General. The Company’s total assets on March 31, 2023 were $1.73 billion, an increase of $40.2 million from December 31, 2022. For the same period, net loans increased by $24.3 million, cash and cash equivalents increased by $12.8 million, and investment securities increased by $4.5 million. Stockholders’ equity decreased by $2.5 million, or 1.3%, primarily as a result of an increase in treasury stock. Excluding the increase in treasury stock, total stockholders’ equity increased by $2.0 million.

Cash and cash equivalents. Cash and cash equivalents increased $12.8 million to $66.6 million on March 31, 2023, from $53.8 million on December 31, 2022. The increase in cash and cash equivalents is primarily due to an increase in deposits and borrowings, and partially offset by an increase in loans. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Available-for-sale and equity investment securities on March 31, 2023, totaled $170.4 million, an increase of $4.5 million, or 2.7%, from $165.9 million on December 31, 2022. Securities purchased were $2.0 million, and there were no sales of securities for the three months ended March 31, 2023. During this period, the Company recorded repayments, calls, and maturities of $871,000 and a decrease in the net unrealized holding loss through AOCI of $2.9 million. The Company recorded $138,000 in losses on equity securities during the three months ended March 31, 2023, on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The loss on equity securities is the result of fair value marks of the equity securities held during these three months.

On March 31, 2023, the Company held $32.5 million at fair value of subordinated debt in other banks, as compared to $30.2 million on December 31, 2022. The average yield on this portfolio was 4.92% on March 31, 2023, as compared to 4.79% on December 31, 2022.

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

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Net loans receivable increased $24.3 million, or 1.8%, to $1.36 billion as of March 31, 2023. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	March 31,	December 31,
	2023	2022	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$185,661	$191,748	(6,087)	-3.2%	13.4%
Non-owner occupied	394,331	380,580	13,751	3.6%	28.5%
Multifamily	63,892	58,251	5,641	9.7%	4.6%
Residential real estate	306,179	296,308	9,871	3.3%	22.1%
Commercial and industrial	195,024	195,602	(578)	-0.3%	14.1%
Home equity lines of credit	126,555	128,065	(1,510)	-1.2%	9.2%
Construction and Other	103,389	94,199	9,190	9.8%	7.5%
Consumer installment	7,816	8,119	(303)	-3.7%	0.6%
Total loans	1,382,847	1,352,872	29,975	2.2%	100.0%
Less: Allowance for credit losses	(20,162)	(14,438)	5,724	39.6%

Net loans	$1,362,685	$1,338,434	24,251	1.8%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank (“FHLB”). There were $104,000 in loans held for sale on March 31, 2023, and no loans held for sale at December 31, 2022. The Company recorded proceeds from the sale of $1.5 million of these loans for $23,000 in gain on the sale of loans as of March 31, 2023, on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. On March 31, 2023, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 290.1% of total risk-based capital. Construction, land, and land development loans represent 53.4% of total risk-based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial loans are the financial condition of the borrower, sufficiency of collateral and timeliness of scheduled payments. We have a policy of reviewing periodic financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2023. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2023.

The Company monitors daily fluctuations in unused commitments as a means of identifying potentially material drawdowns on existing lines of credit. On March 31, 2023, unused line of credit commitments decreased by $26.3 million, or 5.94%, from December 31, 2022. The commercial unused line of credit commitments was $277.8 million as of March 31, 2023 compared to $309.7 million on December 31, 2022.

Allowance for Credit Losses and Asset Quality. The ACL increased by $5.8 million, or 39.6%, to $20.2 million on March 31, 2023, from $14.4 million on December 31, 2022. The increase was primarily due to the adoption of CECL. On January 1, 2023, the reserve for credit losses increased by $5.4 million. For the three months ended March 31, 2023, net loan recoveries totaled $8,000, or (0.00%) of average loans, annualized, compared to $150,000 or (0.06%) of average loans, annualized, for the same period in 2022. During the quarter ended March 31, 2023, the Company recorded a provision for credit losses of $507,000 under CECL, while no provision was required in the same period in 2022 under the incurred loss model. The ratio of the allowance for credit losses to nonperforming loans was 292.97% as of March 31, 2023, compared to 306.51% for the same period in the prior year. The allowance for credit losses to total loans ratio decreased from 1.48% as of March 31, 2022, to 1.46% as of March 31, 2023.

Management analyzes the adequacy of the allowance for credit losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for credit losses is a significant estimate that is particularly susceptible to changes in the near term. Risk which may impact our loan portfolio include the weakened economic outlook exacerbated by the current hostilities in Ukraine and resulting increased uncertainty characterized by persistent inflation. The direct impacts of the pandemic and related economic disruptions which previously dominated our risk analysis have lessened. Geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. Increasing interest rates could potentially impact valuations of assets which collateralize our loans. Recent market liquidity events have added uncertainty and the Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the allowance for credit losses is appropriately stated on March 31, 2023. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the three months ended March 31,
	2023			2022
	Average Loan Balance	Net charge- offs (recoveries)	Net charge- offs (recoveries) to average loans	Average Loan Balance	Net charge- offs (recoveries)	Net charge- offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$187,740	$(1)	(0.00)%	$113,006	$1	(0.00)%
Non-owner occupied	385,475	-	0.00	289,904	-	0.00
Multifamily	60,759	-	0.00	30,415	-	0.00
Residential real estate	299,703	-	0.00	243,444	27	(0.04)
Commercial and industrial	194,314	44	0.09	140,841	119	(0.34)
Home equity lines of credit	126,659	(70)	(0.22)	105,773	(25)	0.09
Construction and other	98,289	-	0.00	52,371	-	0.00
Consumer installment	7,927	19	0.96	8,098	28	(1.38)

Total	$1,360,866	$(8)	(0.00)%	$983,853	$150	(0.06)%

Goodwill. The carrying value of goodwill was $31.7 million at March 31, 2023, and December 31, 2022. The Company performs a periodic quantitative analysis of goodwill using multiple approaches. The primary methodology is the discounted cash flow approach, while also considering a market approach of comparing multiples of similar public companies as well as market price with control premiums.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Middlefield Bank did not recognize any impairment during the three month period ended March 31, 2023.

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

	Asset Quality History

(Dollar amounts in thousands)	March 31, 2023	December 31, 2022

Nonperforming loans	$6,882	$2,111
Other real estate owned	5,792	5,821

Nonperforming assets	$12,674	$7,932

Allowance for credit losses	20,162	14,438

Ratios:
Nonperforming loans to total loans	0.50%	0.16%
Nonperforming assets to total assets	0.73%	0.47%
Allowance for credit losses to total loans	1.46%	1.07%
Allowance for credit losses to nonperforming loans	292.97%	683.94%

Total loans	1,382,847	1,352,872
Total assets	1,727,839	1,687,682

(a)	The allowance for credit losses under CECL method is used for the period ended March 31, 2023 while prior periods use the incurred loss methodology

Nonperforming loans secured by real estate totaled $6.9 million and $2.1 million as of March 31, 2023 and December 31, 2022.

A major factor in determining the appropriateness of the allowance for credit losses is the type of collateral that secures the loans. Of the total nonperforming loans on March 31, 2023, 92.9% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.43 billion or 95.5% of the Company’s total average funding sources at March 31, 2023. Total deposits increased $23.6 million on March 31, 2023, from $1.4 billion on December 31, 2022. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	March 31,	December 31,
	2023	2022	$ change	% change

Noninterest-bearing demand	$474,977	$503,907	$(28,930)	-5.7%
Interest-bearing demand	196,086	164,677	31,409	19.1%
Money market	221,723	187,498	34,225	18.3%
Savings	287,859	307,917	(20,058)	-6.5%
Time	244,962	238,020	6,942	2.9%
Total deposits	$1,425,607	$1,402,019	$23,588	1.7%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $5.1 million on March 31, 2023 and $5.0 million on December 31, 2022.

Deposit balances in excess of the $250,000 FDIC insured limit totaled approximately $336.3 million, or 28.7% of total deposits, at March 31, 2023 and approximately $346.8 million, or 29.1% of total deposits, at December 31, 2022. Management believes that we have sufficient liquid resources to cover all of the uninsured balances at March 31, 2023.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased to $20.0 million as of March 31, 2023. Other borrowings were relatively unchanged at $12.0 million as of March 31, 2023 and December 31, 2022.

Stockholders’ equity. Stockholders’ equity decreased $2.5 million, or 1.3%, to $195.2 million at March 31, 2023 from $197.7 million at December 31, 2022. This decrease was primarily the result of the $4.4 million impact from the adoption of CECL, a $4.5 million increase in treasury stock due to the Company repurchasing 164,221 of its outstanding shares during the three months ended March 31, 2023, and $1.6 million decrease due to dividends paid. These changes were partially offset by $4.9 million in net income and $2.9 million in comprehensive income.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $19.29 at March 31, 2023 compared to $20.64 at March 31, 2022 and $19.19 at December 31, 2022. Tangible equity has been impacted by the unrealized losses of the Company’s available-for-sale investment securities portfolio. The market value decline was a result of the yield curve steepening caused by inflation and the tightening of monetary policy by the Federal Reserve Board beginning in March of 2022 and throughout the past twelve months. Net unrealized losses from available-for-sale investment securities were $24.4 million as of March 31, 2023, compared to net unrealized losses of $8.5 million at March 31, 2022, and net unrealized losses of $28.0 million at December 31, 2022.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2023, was $4.9 million, a $1.1 million, or 27.7%, increase from the amount earned during the same period in 2022. Diluted earnings per share for the quarter was $0.60 for the three months ended March 31, 2023 and $0.65 for the same period in 2022.

The Company’s annualized return on average assets (“ROA”) and return on average equity (“ROE”) for the quarter were 1.16% and 10.19%, respectively, compared with 1.17% and 10.75% for the same period in 2022.

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

Net interest income for the three months ended March 31, 2023, totaled $16.5 million, an increase of 43.9% from that reported in the comparable period of 2022. The net interest margin was 4.26% for the first quarter of 2023, an increase of 46 basis points for the same quarter of 2022. The increase in the net interest margin is attributable to an increase in the average balance of loans of $377.0 million, coupled with a 92 basis point increase in the yield earned on those loans. This was partially offset by a $139.1 million increase in the average balance of interest-bearing deposits, coupled with a 90 basis point increase in the rate paid on those deposits.

The Company is in an asset-sensitive position. A rising interest rate environment should lead to an expansion of net interest margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of the Company’s asset sensitivity is due to commercial loans that have variable interest rates. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of March 31, 2023, nearly all loan contracts with floor rates exceed their contractual floor rates and are repricing accordingly with rising interest rates. Although the Company has seen benefits from the rising interest rate environment, deposit pricing is expected to increase in order to maintain liquidity. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $8.0 million or 65.6%, for the three months ended March 31, 2023, compared to the same period in the prior year. This is attributable to a $7.3 million increase in interest and fees on loans, $476,000 increase in interest-earning deposits and federal funds sold interest as well as an increase of $211,000 in interest on investment securities. The average balance of investment securities decreased by $3.2 million, or 1.85%, and the 4.1% yield on the investment portfolio increased by 70 basis points, from 3.41%, for the same period in the prior year.

Interest expense. Interest expense increased by $3.0 million, or 377.7%, for the three months ended March 31, 2023, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $2.3 million and by a $739,000 increase in short-term and other borrowings expense. The increase in deposit expense is attributable to an increase in the average balance of deposits of $139.1 million, or 17.2%. This increase is further attributable to increases of 84 basis points in the rates paid on certificates of deposits. The increase in short-term borrowings expense is a result of the Bank taking on FHLB advances during the first quarter of 2023, while there were no short-term borrowings during 2022.

Provision for credit losses. The provision for credit losses represents the charge to income necessary to adjust the allowance for credit losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews estimated probable expected credit losses in the loan portfolio. Based on this review, $507,000 was recorded for the three months ended March 31, 2023, including a provision for credit losses on loans of $334,000 and a reserve for unfunded commitments of $173,000. There was no provision for the three months ended March 31, 2022. The provision for credit losses for the three months ended March 31, 2023 was primarily driven by loan growth and an increase in unfunded commitments.

The ACL to total loans for the quarter ended March 31, 2023, was 1.46%, compared to 1.48% during the same period in the prior year. The Company remains confident in its conservative and disciplined approach to credit and risk management.

Noninterest income. Noninterest income increased by $277,000, or 19.7%, for the three months ended March 31, 2023, over the comparable 2022 period. This increase was the result of a $102,000 increase in rental income from an OREO property, a $94,000 increase in earnings on bank-owned life insurance, a $73,000 increase in service charges on deposit accounts, and a $45,000 increase in investment services revenue. These increases were partially offset by a $171,000 decrease in gains on equity securities. The decrease in gains on equity securities was the result of fair value marks of the equity securities held during these three months. The Company also recognized $132,000 in gross OREO expenses in 2022, which is included in noninterest expense in the Consolidated Statement of Income.

Noninterest expense. Noninterest expense of $11.8 million for the first quarter of 2023 was 42.7%, or $3.5 million higher than the first quarter of 2022, primarily due to the $1.5 million increase in salaries and employee benefits, a $258,000 increase in advertising costs, a $245,000 increase in merger-related costs, and a $226,0000 increase in data processing and information technology costs.

Provision for income taxes. The Company recognized $989,000 in income tax expense, which reflected an effective tax rate of 16.8% for the three months ended March 31, 2023, as compared to $772,000 with an effective tax rate of 16.8% for the comparable 2022 period.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for credit losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended March 31,
	2023			2022

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,360,866	$18,275	5.45%	$983,853	$10,985	4.53%
Investment securities (3)	167,674	1,438	4.11%	170,829	1,227	3.41%
Interest-earning deposits with other banks (4)	69,308	591	3.46%	91,690	51	0.23%
Total interest-earning assets	1,597,848	20,304	5.22%	1,246,372	12,263	4.06%
Noninterest-earning assets	115,515			85,667
Total assets	$1,713,363			$1,332,039
Interest-bearing liabilities:
Interest-bearing demand deposits	$177,935	$364	0.83%	$170,353	$60	0.14%
Money market deposits	208,408	783	1.52%	184,265	212	0.47%
Savings deposits	315,049	804	1.03%	260,162	38	0.06%
Certificates of deposit	246,151	1,039	1.71%	193,657	416	0.87%
Short-term borrowings	56,459	653	4.69%	-	-	0.00%
Other borrowings	12,038	155	5.22%	12,943	69	2.16%
Total interest-bearing liabilities	1,016,040	3,798	1.52%	821,380	795	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	491,649			359,656
Other liabilities	10,860			6,373
Stockholders' equity	194,814			144,630
Total liabilities and stockholders' equity	$1,713,363			$1,332,039
Net interest income		$16,506			$11,468
Interest rate spread (1)			3.70%			3.67%
Net interest margin (2)			4.26%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			157.26%			151.74%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $278 and $223 for the three months ended March 31, 2023 and 2022, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2023, and 2022, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2023 versus 2022

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$4,211	$3,079	$7,290
Investment securities	(27)	238	211
Interest-earning deposits with other banks	(13)	553	540
Total interest-earning assets	4,171	3,870	8,041

Interest-bearing liabilities:
Interest-bearing demand deposits	3	301	304
Money market deposits	28	543	571
Savings deposits	8	758	766
Certificates of deposit	113	510	623
Short-term borrowings	-	653	653
Other borrowings	(5)	91	86
Total interest-bearing liabilities	147	2,856	3,003

Net interest income	$4,024	$1,014	$5,038

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

On March 31, 2023, the additional borrowing capacity at the FHLB was $395.2 million, as compared to $380.8 million on December 31, 2022. Considering the Company’s strong capital levels, robust liquidity, and diverse loans and deposit portfolios, along with the maximum borrowing capacity of $560 million at the Federal Home Loan Bank, the Company decided not to use the Federal Reserve’s Bank Term Funding Program. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional borrowings, we would likely use FHLB capacity first.

At March 31, 2023, total net available liquidity was $769.5 million, which accounted for 54% of total deposits. At March 31, 2023, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of March 31, 2023. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the three months ended March 31, 2023, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for credit losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, individually analyzed loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines on March 31, 2023. The following table indicates the capital ratios for Middlefield Bank and the Company on March 31, 2023, and December 31, 2022.

	As of March 31, 2023
		Tier 1 Risk	Common	Total Risk
	Leverage	Based	Equity Tier 1	Based
The Middlefield Banking Company	10.59%	11.94%	11.94%	13.19%
Middlefield Banc Corp.	10.95%	12.47%	11.93%	13.72%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2022
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	11.16%	12.63%	12.63%	13.61%
Middlefield Banc Corp.	11.30%	12.80%	12.25%	13.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus
fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at March 31, 2023, and December 31, 2022, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the March 31, 2023, and December 31, 2022 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2023, and December 31, 2022, for portfolio equity:

	March 31, 2023		12/31/2022
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(1.30)%	(6.70)%	(0.50)%	(2.80)%
-100bp	(0.45)%	0.10%	(0.30)%	(1.30)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2023, have remained unchanged from December 31, 2022. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for both the investment, loan portfolios, and unfunded commitments. Please refer to Note 1 for further discussion on significant accounting policies.

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

Item 1a. Risk Factors

The Company is attentive to various risks and continuously evaluates the potential impact of such risks. Except as set forth below, where an already disclosed risk factor has been updated for the current period, there have been no material updates or changes in risks faced by the Company since December 31, 2022. For more information regarding our risk factors, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Material breaches in the security of bank systems may have a significant effect on the Company’s business.

Financial institutions are under continuous threat of loss due to cyber-attacks, especially as we continue to expand customer capabilities to use internet and other remote channels to transact business. For example, as previously reported, on April 12, 2023, we learned of a cyber-attack that resulted in a disruption to the computer systems of Middlefield Bank, the Company’s banking subsidiary. Based on our preliminary assessment and on the information currently known, we do not believe the incident will have a material impact on our business, operations or financial results. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customers or from our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts the availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant operational, reputational, legal and/or regulatory costs to us, if successful. We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both banks and third-party service providers. We have security, backup and recovery systems in place, as well as a business continuity plan to ensure systems will not be inoperable. We also have security to prevent unauthorized access to the system. In addition, we require third party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach in the system and loss of confidential information could result in losing customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

Our necessary dependence upon automated systems to record and process transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. We may also be subject to disruptions of the operating systems arising from events that are beyond our control (for example, computer viruses or electrical or telecommunications outages). We are further exposed to the risk that third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors). These disruptions may interfere with service to customers and result in financial loss or liability.

We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution's business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in March 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations. Additionally, under Indiana law governing the collateralization of public fund deposits, the Ohio Board for Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future, which could adversely affect our liquidity depending on the amount of collateral we may be required to pledge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the first quarter of 2023 are included in the following table:

			Total shares purchased as	Maximum number of shares
2023 period	Total shares		part of a publicly announced	that may yet be purchased
In thousands, except per share data	purchased	Average price paid per share	program (a)	under the program

January 1-31	20,000	$27.45	20,000	438,131
February 1-28	144,221	$27.44	144,221	293,910
March 1-31	-	$-	-	293,910
Total	164,221	$27.44

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other information

None

Item 6. Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2023

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1	[reserved]

10.2	[reserved]

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	[reserved]

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on November 5, 2019

10.4.6	[reserved]

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Executive Retention Agreement between The Middlefield Banking Company and Michael C. Ranttila	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.9*	Executive Retention Agreement between The Middlefield Banking Company and Michael L. Allen	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 15, 2023

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022
10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: May 15, 2023	By: /s/ James R. Heslop, II ---------------------------------------- James R. Heslop, II President and Chief Executive Officer

Date: May 15, 2023	By: /s/Michael C. Ranttila ---------------------------------------- Michael C. Ranttila Senior Vice President, Chief Financial Officer