Form 10-Q
period 2023-06-30
MIDDLEFIELD BANC CORP
filed 2023-08-14
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Outstanding at August 14, 2023: 8,092,576

MIDDLEFIELD BANC CORP.

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$49,422	$51,404
Federal funds sold	9,654	2,405
Cash and cash equivalents	59,076	53,809
Equity securities, at fair value	711	915
Investment securities available for sale, at fair value	167,209	164,967
Loans held for sale	171	-
Loans:
Commercial real estate:
Owner occupied	187,919	191,748
Non-owner occupied	385,846	380,580
Multifamily	58,579	58,251
Residential real estate	312,196	296,308
Commercial and industrial	209,349	195,602
Home equity lines of credit	126,894	128,065
Construction and other	118,851	94,199
Consumer installment	9,801	8,119
Total loans	1,409,435	1,352,872
Less: allowance for credit losses	20,591	14,438
Net loans	1,388,844	1,338,434
Premises and equipment, net	21,629	21,961
Goodwill	36,197	31,735
Core deposit intangibles	7,171	7,701
Bank-owned life insurance	34,235	33,811
Other real estate owned	5,792	5,821
Accrued interest receivable and other assets	30,472	28,528
TOTAL ASSETS	$1,751,507	$1,687,682
LIABILITIES
Deposits:
Noninterest-bearing demand	$441,102	$503,907
Interest-bearing demand	229,633	164,677
Money market	241,537	187,498
Savings	231,508	307,917
Time	287,861	238,020
Total deposits	1,431,641	1,402,019
Short-term borrowings:
Federal Home Loan Bank advances	100,000	65,000
Other borrowings	11,961	12,059
Accrued interest payable and other liabilities	10,678	10,913
TOTAL LIABILITIES	1,554,280	1,489,991
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,924,245 and 9,916,466 shares issued; 8,088,793 and 8,245,235 shares outstanding	161,211	161,029
Retained earnings	96,500	94,154
Accumulated other comprehensive loss	(20,630)	(22,144)
Treasury stock, at cost; 1,835,452 and 1,671,231 shares	(39,854)	(35,348)
TOTAL STOCKHOLDERS' EQUITY	197,227	197,691
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,751,507	$1,687,682

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$20,762	$11,268	$39,037	$22,253
Interest-earning deposits in other institutions	369	74	620	98
Federal funds sold	158	46	411	49
Investment securities:
Taxable interest	479	442	937	885
Tax-exempt interest	978	955	1,958	1,739
Dividends on stock	91	33	179	57
Total interest and dividend income	22,837	12,818	43,142	25,081

INTEREST EXPENSE
Deposits	3,851	709	6,841	1,435
Short-term borrowings	1,462	-	2,114	-
Other borrowings	170	81	326	150
Total interest expense	5,483	790	9,281	1,585

NET INTEREST INCOME	17,354	12,028	33,861	23,496

Provision for credit losses	814	-	1,321	-

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,540	12,028	32,540	23,496

NONINTEREST INCOME
Service charges on deposit accounts	940	956	1,926	1,870
Loss on equity securities	(67)	(72)	(205)	(39)
Gain on other real estate owned	-	-	2	-
Earnings on bank-owned life insurance	220	108	420	214
Gain on sale of loans	6	18	29	21
Revenue from investment services	174	153	359	294
Gross rental income	77	-	179	-
Other income	242	220	560	426
Total noninterest income	1,592	1,383	3,270	2,786

NONINTEREST EXPENSE
Salaries and employee benefits	6,019	3,785	11,871	8,171
Occupancy expense	659	583	1,355	1,088
Equipment expense	354	274	672	589
Data processing and information technology costs	1,137	822	2,207	1,665
Ohio state franchise tax	398	292	783	585
Federal deposit insurance expense	249	90	369	140
Professional fees	550	383	1,088	838
Other real estate owned writedowns	-	206	-	214
Advertising expense	415	229	901	457
Software amortization expense	23	40	49	88
Core deposit intangible amortization	265	77	529	154
Gross other real estate owned expenses	63	-	195	-
Merger-related costs	206	579	449	579
Other expense	1,716	1,175	3,378	2,233
Total noninterest expense	12,054	8,535	23,846	16,801

Income before income taxes	6,078	4,876	11,964	9,481
Income taxes	986	787	1,975	1,559

NET INCOME	$5,092	$4,089	$9,989	$7,922

EARNINGS PER SHARE
Basic	$0.63	$0.70	$1.23	$1.35
Diluted	$0.63	$0.70	$1.23	$1.35

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$5,092	$4,089	$9,989	$7,922

Other comprehensive (loss) income:
Net unrealized holding (loss) gain on available-for-sale investment securities	(1,743)	(13,819)	1,916	(26,650)
Tax effect	366	2,902	(402)	5,597

Total other comprehensive (loss) income:	(1,377)	(10,917)	1,514	(21,053)

Comprehensive income (loss):	$3,715	$(6,828)	$11,503	$(13,131)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss)	Stock	Equity

Balance, March 31, 2023	9,924,245	$161,248	$93,024	$(19,253)	$(39,854)	$195,165

Net income			5,092			5,092
Other comprehensive (loss):				(1,377)		(1,377)
Authorization of additional common shares		(37)				(37)
Cash dividends ($0.20 per share)			(1,616)			(1,616)

Balance, June 30, 2023	9,924,245	$161,211	$96,500	$(20,630)	$(39,854)	$197,227

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss)	Stock	Equity

Balance, March 31, 2022	7,347,526	$87,562	$86,804	$(6,674)	$(30,048)	$137,644

Net income			4,089			4,089
Other comprehensive (loss):				(10,917)		(10,917)
Treasury shares acquired (63,214)					(1,603)	(1,603)
Cash dividends ($0.17 per share)			(993)			(993)

Balance, June 30, 2022	7,347,526	$87,562	$89,900	$(17,591)	$(31,651)	$128,220

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2022	9,916,466	$161,029	$94,154	$(22,144)	$(35,348)	$197,691

Net income			9,989			9,989
Other comprehensive income:				1,514		1,514
Cumulative impact of ASC 326 adoption (CECL)			(4,421)			(4,421)
Authorization of additional common shares		(37)				(37)
Stock-based compensation, net	7,779	219				219
Treasury shares acquired (164,221)					(4,506)	(4,506)
Cash dividends ($0.40 per share)			(3,222)			(3,222)

Balance, June 30, 2023	9,924,245	$161,211	$96,500	$(20,630)	$(39,854)	$197,227

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2021	7,330,548	$87,131	$83,971	$3,462	$(29,229)	$145,335

Net income			7,922			7,922
Other comprehensive (loss):				(21,053)		(21,053)
Stock-based compensation, net	16,978	431				431
Treasury shares acquired (95,364)					(2,422)	(2,422)
Cash dividends ($0.34 per share)			(1,993)			(1,993)

Balance, June 30, 2022	7,347,526	$87,562	$89,900	$(17,591)	$(31,651)	$128,220

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$9,989	$7,922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,321	-
Loss on equity securities	205	39
Depreciation and amortization of premises and equipment, net	761	651
Software amortization expense	49	88
Financing lease amortization expense	124	70
Amortization of premium and discount on investment securities, net	306	321
Accretion of deferred loan fees, net	(524)	(1,551)
Amortization of core deposit intangibles	529	154
Stock-based compensation income (expense), net	64	(44)
Origination of loans held for sale	(2,577)	(1,118)
Proceeds from sale of loans	2,435	1,406
Gain on sale of loans	(29)	(21)
Earnings on bank-owned life insurance	(420)	(214)
Deferred income tax	3	(310)
Other real estate owned (gains) losses	(2)	200
(Increase) decrease in accrued interest receivable	(452)	163
Increase (decrease) in accrued interest payable	679	(11)
Expense related to stock options	(37)	-
Other, net	(599)	(1,264)
Net cash provided by operating activities	11,825	6,481

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	1,368	3,310
Purchases	(2,000)	(32,040)
(Increase) decrease in loans, net	(60,930)	6,237
Proceeds from the sale of other real estate owned	31	-
Net purchase of premises and equipment	(553)	(340)
Purchase of restricted stock	(3,923)	-
Redemption of restricted stock	2,653	-
Net cash used in investing activities	(63,354)	(22,833)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	29,622	(19,444)
Net increase in short-term borrowings, net	35,000	-
Repayment of other borrowings	(98)	(130)
Repurchase of treasury shares	(4,506)	(2,422)
Cash dividends	(3,222)	(1,993)
Net cash provided by (used in) financing activities	56,796	(23,989)

Increase (decrease) in cash and cash equivalents	5,267	(40,341)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,809	119,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,076	$79,153

See accompanying notes to unaudited consolidated financial statements.

	For the Six Months Ended
	June 30,
	2023	2022
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$8,602	$1,596
Income taxes	2,605	1,852
Noncash investing transactions:
Transfers from loans held for sale to loans held for investment	$-	$784
Increase in finance lease assets included in premises and equipment	-	(139)
Loan fair value adjustment	4,462	-
Noncash financing transactions:
Increase in finance lease liabilities included in other borrowings	$-	$139

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

On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On June 30, 2023, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On June 30, 2023, MIS’s assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly-owned financial subsidiary of Liberty National Bank. LBSI is no longer in operation following the merger, and MBC intends to merge it with and into its insurance subsidiary. All significant intercompany items have been eliminated between MBC and these subsidiaries.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2023, have remained unchanged from December 31, 2022. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for the investment, loan portfolios, and unfunded commitments.

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

Investment securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities. As of June 30, 2023, the Company did not hold any held-to-maturity securities.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Allowance for Credit Losses – Available for Sale Securities

The Bank measures expected credit losses on available-for-sale debt securities when the Bank intends to sell, or when it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is used to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied-upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario and uses a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.7 million on June 30, 2023, and is included within accrued interest receivable and other assets on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Bank adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to investment securities recorded as of December 31, 2022, and for the periods ending December 31, 2022, are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, computed using a level yield method, and recognized as interest income adjustments. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax until realized. Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned. For 2022, this category includes common stocks of public companies that the Company has the positive intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value, with unrealized holding gains and losses included in earnings.

Securities are evaluated quarterly and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other-than-temporary. For debt securities, management considers whether the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Bank’s intent to sell the security or whether it is more likely than not that the Bank would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, if the Bank does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the noncredit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the difference between fair value and the amortized cost is charged to earnings.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses, and any deferred fees or costs. Accrued interest receivable totaled $4.7 million on June 30, 2023, and was included within accrued interest receivable and other assets on the consolidated balance sheet and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loans’ yield (interest income). The Bank is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial construction, commercial and industrial loans, and commercial real estate loans. Consumer loans consist of the following classes: residential real estate loans, home equity loans, and consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against the principal or reported as interest income on a cash basis, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past-due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

Probability of Default (PD)

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using statistical regression analysis. Management selected economic factors that had strong correlations to historical default rates.

Loss Given Default (LGD)

Management elected to use the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives an LGD input from segment-specific risk curves that correlates LGD with PD.

Prepayment and Curtailment rates

Prepayment Rates: Loan-level transaction data is used to calculate a semi-annual prepayment rate. Those semi-annual rates are annualized and the average of the annualized rates is used in the DCF calculation for fixed payment or term loans. Rates are calculated for each pool.

Curtailment Rates: Loan-level transaction data is used to calculate annual curtailment rates using any available historical loan-level data. The average of the historical rates is used in the DCF model for interest-only payment or line-of-credit type loans. Rates are calculated for each pool.

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied-upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario.

Forecast Reversion Period

Management uses forecasts to predict how economic factors will perform and has determined to use a four-quarter forecast period as well as an eight-quarter straight-line reversion period to historical averages (also commonly referred to as the mean reversion period).

Expected Recoveries on Charged-off Loans

Management performs an analysis to estimate recoveries that could be reasonably expected based on historical experience in order to account for expected recoveries on loans that have already been fully charged off and are not included in the ACL calculation.

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

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. The qualitative adjustments for current conditions are based upon national and local economic trends and conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of lending staff, the value of underlying collateral, concentrations of credit from a loan type, industry, and/or geographic standpoint. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $150,000 that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful, and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral-dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential real estate loans, home equity loans, and consumer loans for impairment disclosures.

Allowance for Loan Losses – Prior to adopting ASU 2016-13

Prior to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Bank calculated our ALL using an incurred loan loss methodology. The following policy is related to the ALL in prior periods.

The allowance for loan and lease losses represents the amount that management estimates are adequate to provide for probable loan losses inherent in the loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan and lease losses is established through a provision for loan losses charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan and lease losses, which encompasses the overall risk characteristics of the various portfolio segments, experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan and lease losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to a significant change in the near term.

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

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second-lien position. Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan-to-value ratio. Residential mortgages have amortizations up to 30 years and home equity loans have maturities up to 20 years.

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

The Bank originates commercial and residential construction loans to developers and builders and, in some cases, to other commercial borrowers for approved construction projects. These loans are typically structured on a non-revolving basis and the draw of funds is dependent on successfully completed and verified progress of the project. These loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Sources of repayment for these types of loans may be from conversion to permanent loans extended by the Bank, sales of developed property, or permanent financing obtained elsewhere. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate collateral value and repayment are sensitive to various factors affecting the successful completion of the project.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Bank grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in the deterioration of the repayment prospects. Loans classified as substandard have well-defined weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in the current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) applies to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration, and certain off-balance sheet credit exposures. On January 1, 2023, Middlefield adopted CECL. Upon adoption, the reserve for credit losses on loans and leases increased by $5.3 million, and the reserve for credit losses for unfunded commitments increased by $683,000. This resulted in an after-tax retained earnings adjustment of $4.4 million. During the six months that ended June 30, 2023, the Corporation recorded CECL-related charges of $1.3 million, including a provision for credit losses on unfunded commitments of $874,000 and a reserve for unfunded commitments of $447,000.

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

The following table illustrates the pre-tax impact of the adoption of this ASU:

	January 1, 2023
	Allowance for Credit Losses

	Pre-adoption	Adoption Impact	As Reported
ACL on loans
Commercial real estate:
Owner occupied	$2,203	$811	$3,014
Non-owner occupied	5,597	(1,206)	4,391
Multifamily	662	591	1,253
Residential real estate	2,047	2,744	4,791
Commercial and industrial	1,483	2,320	3,803
Home equity lines of credit	1,753	(1,031)	722
Construction and other	609	956	1,565
Consumer installment	84	197	281
Total	$14,438	$5,382	$19,820

ACL on unfunded commitments	$-	$(683)	$(683)

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

On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. As of June 30, 2023, the Company has transitioned substantially all of its financial instruments to an alternative benchmark rate.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains (losses), gains on the sale of loans, and BOLI income, are not within the scope of ASC 606. These revenue sources cumulatively comprise 93.5% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
Noninterest Income	2023	2022	2023	2022
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$229	$223	$476	$424
ATM banking fees	491	359	963	668
Service charges and other fees	220	374	487	778
Loss on equity securities ⁽ª⁾	(67)	(72)	(205)	(39)
Gain on other real estate owned	-	-	2	-
Earnings on bank-owned life insurance ⁽ª⁾	220	108	420	214
Gain on sale of loans ⁽ª⁾	6	18	29	21
Revenue from investment services	174	153	359	294
Miscellaneous Fee income	97	76	185	139
Gross rental income	77	-	179	-
Other income	145	144	375	287
Total noninterest income	$1,592	$1,383	$3,270	$2,786

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no non-vested stock options outstanding as of June 30, 2023 and 2022.

There was no stock option activity during the three or six months ended June 30, 2023.

The following table presents the activity during the six months ended June 30, 2023, related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2023	63,646	$24.34
Granted	29,781	27.40
Vested	(8,003)	26.09
Forfeited	(15,205)	26.09
Nonvested at June 30, 2023	70,219	$25.29

Expected to vest as of June 30, 2023	48,074	$24.91

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense (recovery) of $34,000 and ($162,000) was recognized for the three-month periods ended June 30, 2023, and 2022, respectively. Share-based compensation expense (recovery) of $79,000 and ($44,000) was recognized for the six-month periods ended June 30, 2023, and 2022, respectively. Expense recovery is the result of a decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a market condition tied to the total shareholder return on the Company’s stock. A change in market conditions leads to adjustments to the probability of the market condition achievement, which results in changes in the liability and the compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $556,000 and $340,000 on June 30, 2023, and 2022, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to non-vested, share-based compensation on restricted stock as of June 30, 2023, totals $746,000, of which $219,000 is estimated for the rest of 2023, $305,000 for 2024, $190,000 for 2025, and $32,000 for 2026.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Weighted-average common shares issued	9,924,245	7,347,526	9,922,895	7,342,930

Average treasury stock shares	(1,835,452)	(1,496,104)	(1,809,250)	(1,477,783)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,088,793	5,851,422	8,113,645	5,865,147

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	13,191	8,676	13,191	8,676

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,101,984	5,860,098	8,126,836	5,873,823

Outstanding on June 30, 2023, were 70,219 shares of restricted stock, 57,028 shares of which were anti-dilutive.

Outstanding on June 30, 2022, were 63,646 shares of restricted stock, 54,970 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of June 30, 2023, the Company held 1,835,452 of the Company’s shares, which is an increase of 164,221 from the 1,671,231 shares held as of December 31, 2022.

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

		June 30, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,568	$9,886	$31,454
Obligations of states and political subdivisions	-	129,048	-	129,048
Mortgage-backed securities in government-sponsored entities	-	6,707	-	6,707
Total debt securities	-	157,323	9,886	167,209
Equity securities in financial institutions	711	-	-	711
Total	$711	$157,323	$9,886	$167,920

		December 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,427	$8,737	$30,164
Obligations of states and political subdivisions	-	127,334	-	127,334
Mortgage-backed securities in government-sponsored entities	-	7,469	-	7,469
Total debt securities	-	156,230	8,737	164,967
Equity securities in financial institutions	915	-	-	915
Total	$915	$156,230	$8,737	$165,882

Investment Securities Available for Sale - An independent pricing service provides the Company fair values, which represent quoted prices for similar assets, fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, benchmarked yield curve, credit spreads and prices from market makers and live trading systems (Level II). Level III securities are assets whose fair value cannot be determined by using observable measures. The inputs to the valuation methodology of these securities are unobservable and significant to the fair value measurement. Currently, this category includes certain subordinated debt investments that are valued based on the discounted cash flow approach assuming a yield curve of similarly structured instruments.

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis.

(Dollar amounts in thousands)	Subordinated debt
Balance as of January 1, 2023	$8,737
Purchases, sales, settlements	-
Transfers into Level III (1)	1,000
Net change in unrealized loss on available-for-sale investment securities	149
Balance as of June 30, 2023	$9,886

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

		June 30, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Individually analyzed loans held for investment	$-	$-	$668	$668

		December 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Individually analyzed loans held for investment	$-	$-	$1,143	$1,143
Other real estate owned	-	-	5,792	5,792

Individually analyzed Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the above table exclude estimated selling costs of $559,000 as of June 30, 2023.

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

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2023
Individually analyzed loans held for investment	$668	Appraisal of collateral (1)	Appraisal adjustments (2)	13.5%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2022
Impaired loans	$1,143	Appraisal of collateral (1)	Appraisal adjustments (2)	12.0%
Other real estate owned	$5,792	Appraisal of collateral (1)	Appraisal adjustments (2)	8.4%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2023
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Loans held for sale	$171	$-	$171	$-	$171
Net loans	1,388,844	-	-	1,362,023	1,362,023

Financial liabilities:
Deposits	$1,431,641	$1,143,780	$-	$1,238,379	$2,382,159
Other borrowings	11,961	-	-	11,961	11,961

	December 31, 2022
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,338,434	$-	$-	$1,298,814	$1,298,814

Financial liabilities:
Deposits	$1,402,019	$1,163,999	$-	$231,218	$1,395,217
Other borrowings	12,059	-	-	12,059	12,059

Included within other borrowings is an $8.2 million note payable, which matures in December 2037. These borrowings were used to form a special purpose entity to issue $8.0 million of floating rate, obligated mandatorily redeemable securities. The rate adjusts quarterly, equal to SOFR plus 1.67%. The borrowing is a floating rate instrument, and any difference between the cost and fair value is insignificant.

In addition to the financial instruments included in the above tables, cash and cash equivalents, bank-owned life insurance, Federal Home Loan Bank (the “FHLB”) stock, accrued interest receivable, short-term borrowings, and accrued interest payable, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three and six months ended June 30, 2023, and 2022, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on available-for-sale securities (a)
Balance as of March 31, 2023	$(19,253)
Other comprehensive loss	(1,377)
Balance at June 30, 2023	$(20,630)

Balance as of December 31, 2022	$(22,144)
Other comprehensive gain	1,514
Balance at June 30, 2023	$(20,630)

(Dollars in thousands)	Unrealized (losses)/gains on available-for-sale securities (a)
Balance as of March 31, 2022	$(6,674)
Other comprehensive loss	(10,917)
Balance at June 30, 2022	$(17,591)

Balance as of December 31, 2021	$3,462
Other comprehensive loss	(21,053)
Balance as of June 30, 2022	$(17,591)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

There were no other reclassifications of amounts from accumulated other comprehensive income for the three and six months ended June 30, 2023, and 2022.

NOTE 7 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$34,300	$96	$(2,942)	$31,454
Obligations of states and political subdivisions:
Taxable	500	-	(1)	499
Tax-exempt	151,052	40	(22,543)	128,549
Mortgage-backed securities in government-sponsored entities	7,472	-	(765)	6,707
Total	$193,324	$136	$(26,251)	$167,209

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$3	$(2,139)	$30,164
Obligations of states and political subdivisions:
Taxable	500	-	-	500
Tax-exempt	151,896	49	(25,111)	126,834
Mortgage-backed securities in government-sponsored entities	8,302	-	(833)	7,469
Total	$192,998	$52	$(28,083)	$164,967

Equity securities totaled $711,000 and $915,000 at June 30, 2023 and December 31, 2022, respectively.

The Company recognized a net loss on equity investments of $67,000 and $205,000 for the three and six months ended June 30, 2023. The Company recognized a net loss on equity investments of $72,000 and $39,000, respectively, for the three and six months ended June 30, 2022. No net gains on sold equity securities were realized from sales during these periods.

The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,114	$1,112
Due after one year through five years	2,311	2,221
Due after five years through ten years	52,720	49,416
Due after ten years	137,179	114,460
Total	$193,324	$167,209

There were no securities sold during the three and six months ended June 30, 2023, and 2022, respectively.

Investment securities with an approximate carrying value of $116.1 million and $89.9 million on June 30, 2023, and December 31, 2022, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$3,950	$(350)	$25,909	$(2,592)	$29,859	$(2,942)
Obligations of states and political subdivisions:
Taxable	499	(1)	-	-	499	(1)
Tax-exempt	16,181	(225)	100,600	(22,318)	116,781	(22,543)
Mortgage-backed securities in government-sponsored entities	504	(13)	6,184	(752)	6,688	(765)
Total	$21,134	$(589)	$132,693	$(25,662)	$153,827	$(26,251)

	December 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$12,638	$(1,129)	$8,790	$(1,010)	$21,428	$(2,139)
Obligations of states and political subdivisions:
Tax-exempt	75,343	(10,488)	41,138	(14,623)	116,481	(25,111)
Mortgage-backed securities in government-sponsored entities	6,153	(480)	1,316	(353)	7,469	(833)
Total	$94,134	$(12,097)	$51,244	$(15,986)	$145,378	$(28,083)

Every quarter, the Company evaluates securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 39 securities in an unrealized loss position for less than twelve months and 153 securities in an unrealized loss position for twelve months or greater on June 30, 2023. Unrealized losses on available-for-sale securities have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on debt securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of June 30, 2023, no ACL was required on available-for-sale securities. Prior to the adoption of ASU 2016-13 there were no available for sale debt securities with an unrealized loss that suffered other than temporary impairment (OTTI) during the year ended December 31, 2022.

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	June 30,	December 31,
	2023	2022

Commercial real estate:
Owner occupied	$187,919	$191,748
Non-owner occupied	385,846	380,580
Multifamily	58,579	58,251
Residential real estate	312,196	296,308
Commercial and industrial	209,349	195,602
Home equity lines of credit	126,894	128,065
Construction and Other	118,851	94,199
Consumer installment	9,801	8,119
Total loans	1,409,435	1,352,872
Less: Allowance for credit losses	(20,591)	(14,438)
Net loans	$1,388,844	$1,338,434

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

Management evaluates individual loans in all of the commercial segments for possible impairment based on guidelines established by the Board of Directors. Loans are individually analyzed when, based on current information and events, the Company will probably be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating credit loss include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall concerning the principal and interest owed.

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination under ASC 326 as of June 30, 2023:

June 30, 2023
Term Loans Amortized Cost Basis by Origination Year							Revolving
(Dollar amounts in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost	Total
Commercial real estate:
Owner occupied
Pass	$10,850	$39,973	$42,655	$25,824	$12,336	$41,858	$3,693	$177,189
Special Mention	-	-	-	-	694	428	-	1,122
Substandard	-	-	-	1,579	-	8,029	-	9,608
Total Owner occupied	$10,850	$39,973	$42,655	$27,403	$13,030	$50,315	$3,693	$187,919
Current-period gross charge-offs	$-	$-	$-	$-	$-	$46	$-	$46
Non-owner occupied
Pass	$21,201	$70,716	$49,421	$23,189	$35,041	$131,402	$1,072	$332,042
Special Mention	-	2,507	-	-	-	3,787	-	6,294
Substandard	-	-	-	-	3,650	39,140	-	42,790
Doubtful	-	-	674	-	4,046	-	-	4,720
Total Non-owner occupied	$21,201	$73,223	$50,095	$23,189	$42,737	$174,329	$1,072	$385,846
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$4,380	$25,941	$4,346	$10,644	$1,413	$11,765	$90	$58,579
Total Multifamily	$4,380	$25,941	$4,346	$10,644	$1,413	$11,765	$90	$58,579
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$24,878	$54,709	$81,498	$40,720	$20,836	$87,159	$673	$310,473
Substandard	-	-	334	-	27	1,362	-	1,723
Total Residential real estate	$24,878	$54,709	$81,832	$40,720	$20,863	$88,521	$673	$312,196
Current-period gross charge-offs	$-	$-	$-	$-	$-	$108	$-	$108
Commercial and industrial
Pass	$26,618	$47,057	$21,360	$28,956	$3,561	$8,627	$70,436	$206,615
Special Mention	-	-	-	-	-	372	184	556
Substandard	14	17	-	370	143	1,017	621	2,182
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$26,632	$47,074	$21,360	$29,326	$3,704	$10,012	$71,241	$209,349
Current-period gross charge-offs	$-	$-	$50	$-	$6	$4	$-	$60
Home equity lines of credit
Pass	$-	$120	$-	$21	$66	$2,079	$123,290	$125,576
Substandard	-	-	-	24	30	593	671	1,318
Total Home equity lines of credit	$-	$120	$-	$45	$96	$2,672	$123,961	$126,894
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and other
Pass	$26,915	$49,301	$27,432	$2,190	$3,401	$1,849	$3,747	$114,835
Special Mention	-	-	-	-	287	-	-	287
Substandard	-	-	420	-	2,034	-	1,275	3,729
Total Construction and other	$26,915	$49,301	$27,852	$2,190	$5,722	$1,849	$5,022	$118,851
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,308	$1,433	$565	$142	$93	$6,260	$-	$9,801
Total Consumer installment	$1,308	$1,433	$565	$142	$93	$6,260	$-	$9,801
Current-period gross charge-offs	$-	$23	$-	$-	$-	$38	$-	$61

Total Loans	$116,164	$291,774	$228,705	$133,659	$87,658	$345,723	$205,752	$1,409,435

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

The following table presents collateral-dependent loans by classes of loan type as of June 30, 2023 (in thousands):

	June 30, 2023
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$3,728	$1,579	$-	$829	$6,136
Non-owner occupied	18,970	-	-	674	19,644
Commercial and industrial	-	200	-	-	200
Construction and other	1,971	-	-	1,695	3,666
Total	$24,669	$1,779	$-	$3,198	$29,646

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

The table above includes troubled debt restructuring totaling $3.3 million as of December 31, 2022. The amount allocated within the allowance for losses for these troubled debt restructurings was $72,000 as of December 31, 2022.

The following table presents the average recorded investment in impaired loans by class and interest income recognized by loan, under ASC 310, for the three month period ended June 30, 2022 (in thousands):

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

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	December 01, 2022	December 31, 2022
Outstanding balance	$7,919	$7,998
Carrying amount	$6,019	$6,068

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

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
June 30, 2023	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$187,270	$586	$18	$45	$649	$187,919
Non-owner occupied	378,350	2,776	-	4,720	7,496	385,846
Multifamily	58,455	124	-	-	124	58,579
Residential real estate	310,419	1,183	383	211	1,777	312,196
Commercial and industrial	208,991	308	25	25	358	209,349
Home equity lines of credit	125,362	1,380	56	96	1,532	126,894
Construction and other	118,322	529	-	-	529	118,851
Consumer installment	9,783	18	-	-	18	9,801
Total	$1,396,952	$6,904	$482	$5,097	$12,483	$1,409,435

						Purchase
		30-59 Days	60-89 Days	90 Days+	Total	Credit	Total
December 31, 2022	Current	Past Due	Past Due	Past Due	Past Due	Impaired Loans	Loans

Commercial real estate:
Owner occupied	$191,748	$-	$-	$-	$-	$-	$191,748
Non-owner occupied	380,467	113	-	-	113	2,992	380,580
Multifamily	58,251	-	-	-	-	-	58,251
Residential real estate	293,698	2,093	111	406	2,610	24	296,308
Commercial and industrial	195,532	62	4	4	70	-	195,602
Home equity lines of credit	127,494	415	145	11	571	-	128,065
Construction and other	93,997	202	-	-	202	3,052	94,199
Consumer installment	8,096	23	-	-	23	-	8,119
Total	$1,349,283	$2,908	$260	$421	$3,589	$6,068	$1,352,872

The following tables present the recorded investment in nonaccrual loans and loans past due over 89 days and still on accrual by class of loans (in thousands):

	June 30, 2023
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$108	$108	$-	$108
Non-owner occupied	4,720	-	4,720	-	4,720
Residential real estate	-	1,141	1,141	-	1,141
Commercial and industrial	-	270	270	-	270
Home equity lines of credit	-	655	655	-	655
Construction and other	-	64	64	-	64
Consumer installment	158	-	158	-	158
Total	$4,878	$2,238	$7,116	$-	$7,116

December 31, 2022	Nonaccrual	90+ Days Past Due and Accruing

Commercial real estate:
Owner occupied	$69	$-
Residential real estate	1,431	-
Commercial and industrial	186	-
Home equity lines of credit	191	-
Construction and other	68	-
Consumer installment	166	-
Total	$2,111	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $88,000 and $203,000 for the three and six months ended June 30, 2023, respectively. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $40,000 and $103,000 for the three and six months ended June 30, 2022, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the six months ended June 30, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	December 31, 2022	Adoption	Charge-offs	Recoveries	Provision	June 30, 2023
Loans:
Commercial real estate:
Owner occupied	$2,203	$811	$(46)	$3	$442	$3,413
Non-owner occupied	5,597	(1,206)	-	-	(545)	3,846
Multifamily	662	591	-	-	26	1,279
Residential real estate	2,047	2,744	(108)	-	431	5,114
Commercial and industrial	1,483	2,320	(60)	20	341	4,104
Home equity lines of credit	1,753	(1,031)	-	70	(69)	723
Construction and other	609	956	-	-	319	1,884
Consumer installment	84	197	(61)	79	(71)	228
Total	$14,438	$5,382	$(275)	$172	$874	$20,591

	For the six months ended June 30, 2022
	Allowance for Loan and Lease Losses
	Balance				Balance
	December 31, 2021	Charge-offs	Recoveries	Provision	June 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,836	$-	$3	$(36)	$1,803
Non-owner occupied	7,431	-	-	(84)	7,347
Multifamily	454	-	-	(38)	416
Residential real estate	1,740	-	27	86	1,853
Commercial and industrial	882	(30)	208	153	1,213
Home equity lines of credit	1,452	(25)	-	68	1,495
Construction and other	533	-	-	(134)	399
Consumer installment	14	(46)	71	(15)	24
Total	$14,342	$(101)	$309	$-	$14,550

	For the three months ended June 30, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	March 31, 2023	Adoption	Charge-offs	Recoveries	Provision	June 30, 2023
Loans:
Commercial real estate:
Owner occupied	$2,678	$-	$(46)	$1	$780	$3,413
Non-owner occupied	4,712	-	-	-	(866)	3,846
Multifamily	1,371	-	-	-	(92)	1,279
Residential real estate	4,967	-	(108)	-	255	5,114
Commercial and industrial	3,819	-	(6)	9	282	4,104
Home equity lines of credit	809	-	-	-	(86)	723
Construction and other	1,553	-	-	-	331	1,884
Consumer installment	253	-	(3)	42	(64)	228
Total	$20,162	$-	$(163)	$52	$540	$20,591

	For the three months ended June 30, 2022
	Allowance for Credit Losses
	Balance				Balance
	Mar 31, 2022	Charge-offs	Recoveries	Provision	June 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,765	$-	$2	$36	$1,803
Non-owner occupied	7,672	-	-	(325)	7,347
Multifamily	419	-	-	(3)	416
Residential real estate	1,801	-	-	52	1,853
Commercial and industrial	904	-	59	250	1,213
Home equity lines of credit	1,355	-	-	140	1,495
Construction and other	558	-	-	(159)	399
Consumer installment	18	(40)	37	9	24
Total	$14,492	$(40)	$98	$-	$14,550

The increase in the ACL in 2022 was primarily related to higher expected probable losses inherent in the loan portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment and overall growth in the loan portfolio.

The provision fluctuations during the six months ended June 30, 2023, allocated to:

●	residential, C&I and construction loans are due to increases in outstanding balances.
●	owner occupied CRE are due to an increase in criticized assets.
●	non-owner occupied CRE are due to a decrease in reserves allocated using the individual allocation method to a historically problematic credit.
●	multifamily fluctuation was driven by increases in the reserve because of an increase in adjusted historical loss rate.

The provision fluctuations during the three months ended June 30, 2023, allocated to:

●	residential, C&I, and construction loans are due to increases in outstanding balances.
●	owner occupied CRE are due to an increase in criticized assets
●

non-owner occupied CRE are due to a decrease in reserves allocated using the individual allocation method to two historically problematic credits and a decrease in pooled loans reserve due to a decrease in outstanding balances.

●	multifamily are based entirely on a decrease in the pooled loans reserve because of a moderate decline in outstanding loan balances

The provision fluctuations during the six months ended June 30, 2022, allocated to:

●	residential loans and home equity lines of credit are due to an increase in outstanding balances.
●	commercial and industrial loans are due to an increase in the specific reserve on impaired loans.
●	construction and other loans are due to a decrease in outstanding balances.

The provision fluctuations during the three months ended June 30, 2022, allocated to:

●	residential loans and home equity lines of credit are due to an increase in outstanding balances.
●	commercial and industrial loans are due to an increase in the specific reserve on impaired loans.
●	non-owner occupied commercial real estate loans are due to a decrease in outstanding balances.
●	home equity lines of credit are due to an increase in outstanding balances.
●	construction and other loans are due to a decrease in outstanding balances.

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

The table below details the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023:

	For the three months ended June 30, 2023
	Modifications
			Payment	Interest Rate		Percentage of
			Deferral	Reduction		Total Loans
	Payment	Term	and Term	and Term		Held for
	Deferral	Extension	Extension	Past Due	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$14,924	$2,507	$-	$17,431	1.24%
Commercial and industrial	-	86	-	-	86	0.01%
Total	$-	$15,010	$2,507	$-	$17,517	1.24%

	For the six months ended June 30, 2023
	Modifications
			Payment	Interest Rate		Percentage of
			Deferral	Reduction		Total Loans
	Payment	Term	and Term	and Term		Held for
	Deferral	Extension	Extension	Past Due	Total	Investment

Commercial real estate:
Owner occupied	$-	$134	$-	$-	$134	0.01%
Non-owner occupied	-	19,074	2,507	-	21,581	1.53%
Commercial and industrial	-	100	-	-	100	0.01%
Consumer installment	-	8	-	-	8	0.00%
Total	$-	$19,316	$2,507	$-	$21,823	1.55%

As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first half of 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

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

The following tables summarize troubled debt restructurings that did not meet the exemption criteria above (in thousands):

For the Three Months Ended
June 30, 2022
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	1	-	1	$1,200	$1,200

For the Six Months Ended
June 30, 2022
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	2	-	2	$1,225	$1,225

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

Loan fair value, at the time of the merger, used the income approach to estimate the fair value of the loans. The Bank’s loans are valued on an individual basis. As of June 30, 2023, the Bank utilized a discounted cash flow model to estimate the fair value of the Loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows.

Middlefield recorded goodwill and intangibles associated with the purchase of Liberty totaling $16.7 million. Goodwill is not amortized, but is periodically evaluated for impairment. Middlefield Bank did not recognize any impairment during the quarter ended June 30, 2023.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the year ended December 31, 2022, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized over the estimated useful life of 10 years. The gross carrying amount of the core deposit intangible acquired in the Liberty merger that closed in 2022 was $6.2 million at June 30, 2023 with $444,000 accumulated amortization as of that date.

The following table summarizes the purchase of Liberty as of December 1, 2022:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Middlefield Banc Corp. shares issued	2,561,513
Value assigned to Middlefield Banc Corp. common shares	$28.60
Purchase price assigned to Liberty common shares exchanged for		73,259
Purchase Price Consideration in Cash
Cash paid in lieu of fractional shares		6
Total Purchase Price		73,265
Net Assets Acquired:
Liberty shareholders equity	$49,041
Adjustments to reflect assets acquired at fair value:
Loans
Allowance for credit loss	4,497
Loans - interest rate	(4,583)
Loans - general credit	(3,852)
Core deposit intangible	6,669
Investments	(1,461)
Mortgage servicing rights	830
Other	94
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(228)
Deferred taxes	1,132
Total net assets acquired		52,139
Goodwill resulting from merger		$21,126

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed, at fair value:

(In Thousands)
Total purchase price		$73,265
Assets (liabilities) acquired:
Net assets acquired:
Cash	18,406
Loans and loans held for sale	306,970
Investments	57,907
Premises and equipment, net	6,087
Accrued interest receivable	1,563
Bank-owned life insurance	16,290
Core deposit intangible	6,670
Mortgage servicing rights	1,680
Other assets	3,111
Time deposits	(69,278)
Non-time deposits	(294,684)
Accrued interest payable	(246)
Other liabilities	(2,337)
Total net assets acquired		52,139
Goodwill resulting from the Liberty merger		$21,126

As of June 30, 2023, the current year and estimated future amortization expense for the core deposit intangible associated with this merger is as follows:

(In Thousands)
Remaining 2023	$382
2024	750
2025	734
2026	714
2027	691
Thereafter	2,954
$6,225

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

Pro Formas
For the three months ended June 30,
2022
(in thousands, except per share data)

Net interest income	$16,329
Noninterest income	1,535
Net income	$5,253
Pro forma earnings per share:
Basic	$0.63
Diluted	$0.63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a variety of estimates and assumptions.  The estimates and assumptions involve judgments about a number of things, including future economic, competitive, cybersecurity, and financial market conditions and future business decisions.  These matters are inherently subject to significant business, economic, and competitive uncertainties, all of which are difficult to predict and many of which are beyond the Company's control.  Although the Company believes its estimates and assumptions are reasonable, actual results could vary materially from those shown.  The inclusion of forward-looking information does not constitute a representation by the Company or any other person that the indicated results will be achieved.  Investors are cautioned not to place undue reliance on forward-looking information.

These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results in these forward-looking statements

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2023, as compared with December 31, 2022, and operating results for the three and six month period ended June 30, 2023, and 2022. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2023 First Half Financial Highlights Include (on a year-over-year basis unless noted):

●	Net income increased 26.1% to a record $10.0 million
●	Earnings were $1.23 per diluted share compared to $1.35 per diluted share, reflecting a 38.4% increase in the average diluted shares outstanding related to the Liberty Bancshares, Inc. merger
●	Pre-tax, pre-provision net income increased 40.1% to a record $13.3 million
●	Net interest margin improved by 39 basis points to 4.30%, compared to 3.91%, and reflects five consecutive quarters of a net interest margin above 4%
●	Total loans were a record $1.41 billion, compared to $1.35 billion at December 31, 2022
●	Total deposits were a record $1.43 billion, compared to $1.40 billion at December 31, 2022
●	Uninsured deposits to total assets remained relatively unchanged as 20.5% compared to December 31, 2022
●	Uninsured deposits to total deposits were approximately 25.1%, compared to 24.7% at December 31, 2022
●	Return on average assets was 1.16%, compared to 1.21%
●	Return on average equity was 9.64%, compared to 11.49%
●	Return on average tangible common equity(1) was 11.92%, compared to 13.03%
●	Strong asset quality with nonperforming assets to total assets of 0.74%, compared to 0.89%
●	Allowance for credit losses was 1.46% of total loans, compared to 1.49%
●	Equity to assets increased to 11.26% from 9.91%

(1)	See reconciliation of non-GAAP measures in the following tables

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended					For the Six Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Jun 30,	Jun 30,
	2023	2023	2022	2022	2022	2023	2022
Per common share data
Net income per common share - basic	$0.63	$0.60	$0.53	$0.73	$0.70	$1.23	$1.35
Net income per common share - diluted	$0.63	$0.60	$0.53	$0.73	$0.70	$1.23	$1.35
Dividends declared per share	$0.20	$0.20	$0.30	$0.17	$0.17	$0.40	$0.34
Book value per share (period end)	$24.38	$24.13	$23.98	$21.30	$22.07	$24.38	$22.07
Tangible book value per share (period end) (2) (3)	$19.02	$19.29	$19.19	$18.48	$19.26	$19.02	$19.26
Dividends declared	$1,616	$1,605	$2,514	$983	$993	$3,223	$1,993
Dividend yield	2.99%	2.89%	4.34%	2.49%	2.71%	3.01%	2.72%
Dividend payout ratio	31.74%	32.78%	71.79%	23.13%	24.28%	32.27%	25.16%
Average shares outstanding - basic	8,088,793	8,138,771	6,593,616	5,792,773	5,851,422	8,113,645	5,865,147
Average shares outstanding - diluted	8,101,984	8,152,629	6,610,907	5,805,799	5,860,098	8,126,836	5,873,823
Period ending shares outstanding	8,088,793	8,088,793	8,245,235	5,767,803	5,810,351	8,088,793	5,810,351

Selected ratios
Return on average assets	1.17%	1.16%	0.97%	1.32%	1.25%	1.16%	1.21%
Return on average equity	9.54%	10.19%	9.35%	12.94%	12.30%	9.64%	11.49%
Return on average tangible common equity (2) (4)	11.76%	12.77%	11.13%	14.79%	14.02%	11.92%	13.03%
Efficiency (1)	61.27%	62.44%	72.75%	61.07%	61.83%	62.73%	62.17%
Equity to assets at period end	11.26%	11.30%	11.71%	9.09%	9.91%	11.26%	9.91%
Noninterest expense to average assets	0.69%	0.69%	0.86%	0.69%	0.65%	1.38%	1.27%

(1) The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable equivalent basis plus noninterest income
(2) See reconciliation of non-GAAP measures on the following page
(3) Calculated by dividing tangible common equity by shares outstanding
(4) Calculated by dividing annualized net income for each period by average tangible common equity

	For the Three Months Ended					For the Six Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Jun 30,	Jun 30,
Yields	2023	2023	2022	2022	2022	2023	2022
Interest-earning assets:
Loans receivable (2)	5.96%	5.45%	5.11%	4.78%	4.66%	5.71%	4.60%
Investment securities (2)	4.08%	4.11%	3.83%	3.90%	3.76%	4.08%	3.59%
Interest-earning deposits with other banks	3.98%	3.46%	3.42%	2.06%	0.77%	3.71%	0.48%
Total interest-earning assets	5.69%	5.22%	4.88%	4.55%	4.28%	5.46%	4.17%
Deposits:
Interest-bearing demand deposits	1.11%	0.83%	0.83%	0.22%	0.15%	0.99%	0.15%
Money market deposits	2.21%	1.52%	1.00%	0.46%	0.49%	1.89%	0.48%
Savings deposits	0.73%	1.03%	0.49%	0.19%	0.06%	0.89%	0.06%
Certificates of deposit	2.35%	1.71%	1.30%	0.96%	0.83%	2.04%	0.85%
Total interest-bearing deposits	1.60%	1.28%	0.87%	0.43%	0.36%	1.44%	0.36%
Non-Deposit Funding:
Borrowings	5.26%	4.78%	4.25%	2.94%	2.51%	5.10%	2.34%
Total interest-bearing liabilities	2.02%	1.52%	1.02%	0.50%	0.39%	1.78%	0.39%
Cost of deposits	1.09%	0.84%	0.57%	0.29%	0.24%	0.97%	0.25%
Cost of funds	1.43%	1.02%	0.68%	0.34%	0.27%	1.23%	0.27%
Net interest margin (1)	4.34%	4.26%	4.23%	4.23%	4.02%	4.30%	3.91%

(1) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2023	2023	2022	2022	2022

Stockholders' Equity (GAAP)	$197,227	$195,165	$197,691	$122,855	$128,220
Less Goodwill and other intangibles	43,368	39,171	39,436	16,242	16,320
Tangible Common Equity (Non-GAAP)	$153,859	$155,994	$158,255	$106,613	$111,900

Shares outstanding	8,088,793	8,088,793	8,245,235	5,767,803	5,810,351
Tangible book value per share (Non-GAAP)	$19.02	$19.29	$19.19	$18.48	$19.26

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Six Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Jun 30,	Jun 30,
	2023	2023	2022	2022	2022	2023	2022

Average Stockholders' Equity (GAAP)	$214,161	$194,814	$148,616	$130,263	$133,377	$208,930	$139,003
Less Average Goodwill and other intangibles	40,522	39,300	23,731	16,280	16,357	39,911	16,396
Average Tangible Common Equity (Non-GAAP)	$173,639	$155,514	$124,885	$113,983	$117,020	$169,019	$122,607

Net income	$5,092	$4,897	$4,896	$3,502	$4,249	$9,989	$7,922
Return on average tangible common equity (annualized) (Non-GAAP)	11.76%	12.77%	11.13%	14.79%	14.02%	11.92%	13.03%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Six Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Jun 30,	Jun 30,
	2023	2023	2022	2022	2022	2023	2022

Net income	$5,092	$4,897	$3,502	$4,249	$4,089	$9,989	$7,922
Add Income Taxes	986	989	651	1,010	787	1,975	1,559
Add Provision for credit losses	814	507	-	-	-	1,321	-
PTPP	$6,892	$6,393	$4,153	$5,259	$4,876	$13,285	$9,481

General. The Company’s total assets on June 30, 2023 were $1.75 billion, an increase of $63.8 million from December 31, 2022. For the same period, net loans increased by $50.4 million, cash and cash equivalents increased by $5.3 million, and investment securities increased by $2.2 million. Stockholders’ equity decreased by $464,000, or 0.2% primarily as a result of an increase in treasury stock. Excluding the increase in treasury stock, total stockholders’ equity increased by $4.0 million.

Cash and cash equivalents. Cash and cash equivalents increased $5.3 million to $59.1 million on June 30, 2023, from $53.8 million on December 31, 2022. The increase in cash and cash equivalents is primarily due to an increase in deposits and borrowings, and partially offset by an increase in loans. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Available-for-sale and equity investment securities on June 30, 2023, totaled $167.9 million, an increase of $2.0 million, or 1.2%, from $165.9 million on December 31, 2022. Securities purchased were $2.0 million, and there were no sales of securities for the six months ended June 30, 2023. During this period, the Company recorded repayments, calls, and maturities of $1.4 million and a decrease in the net unrealized holding loss through AOCI of $1.5 million. The Company recorded $205,000 in losses on equity securities during the six months ended June 30, 2023, on the Company’s Consolidated Statement of Income and Consolidated Statement of Cash Flows. The loss on equity securities is the result of fair value marks of the equity securities held during these six months.

On June 30, 2023, the Company held $31.5 million at fair value of subordinated debt in other banks, as compared to $30.2 million on December 31, 2022. The average yield on this portfolio was 5.00% on June 30, 2023, as compared to 4.79% on December 31, 2022.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 81% of the overall portfolio. These investments have historically proven to have extremely low credit risk

Loans receivable. The loans receivable category consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Net loans receivable increased $50.4 million, or 3.77%, to $1.39 billion as of June 30, 2023. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	June 30,	December 31,
	2023	2022	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$187,919	$191,748	$(3,829)	-2.0%	13.3%
Non-owner occupied	385,846	380,580	5,266	1.4%	27.4%
Multifamily	58,579	58,251	328	0.6%	4.2%
Residential real estate	312,196	296,308	15,888	5.4%	22.2%
Commercial and industrial	209,349	195,602	13,747	7.0%	14.9%
Home equity lines of credit	126,894	128,065	(1,171)	-0.9%	9.0%
Construction and Other	118,851	94,199	24,652	26.2%	8.4%
Consumer installment	9,801	8,119	1,682	20.7%	0.7%
Total loans	1,409,435	1,352,872	56,563	4.2%	100.0%
Less: Allowance for credit losses	(20,591)	(14,438)	6,153	42.6%

Net loans	$1,388,844	$1,338,434	$50,410	3.8%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There were $171,000 in loans held for sale on June 30, 2023, and no loans held for sale at December 31, 2022. The Company recorded proceeds from the sale of $2.4 million of these loans for $29,000 in gain on the sale of loans as of June 30, 2023, on the Company’s Consolidated Statement of Cash Flows.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. On June 30, 2023, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represent 286.8% of total risk-based capital. Construction, land, and land development loans represent 60.7% of total risk-based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial loans are the financial condition of the borrower, sufficiency of collateral and timeliness of scheduled payments. We have a policy of reviewing periodic financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ACS 326, recorded on January 1, 2023. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2023.

The Company monitors daily fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On June 30, 2023, unused line of credit commitments increased by $12.8 million, or 2.88%, from December 31, 2022. The commercial unused line of credit commitments was $316.7 million as of June 30, 2023, compared to $309.7 million on December 31, 2022.

Allowance for Credit Losses and Asset Quality. The ACL increased by $6.2 million, or 42.62%, to $20.6 million on June 30, 2023, from $14.4 million on December 31, 2022. The increase was primarily due to the adoption of CECL. On January 1, 2023, the reserve for credit losses increased by $5.4 million. For the six months ended June 30, 2023, net loan recoveries totaled $103,000, or 7.46% of average loans, annualized, compared to $208,000 or (0.02%) of average loans, annualized, for the same period in 2022. The on balance sheet allocation for provision was $540,000. The ratio of the allowance for credit losses to nonperforming loans was 289.4% as of June 30, 2023, compared to 311.6% for the same period in the prior year. The allowance for credit losses to total loans ratio decreased from 1.49% as of June 30, 2022, to 1.46% as of June 30, 2023.

Management analyzes the adequacy of the allowance for credit losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for credit losses is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the current hostilities in Ukraine and the resulting increased uncertainty characterized by persistent inflation. The direct impacts of the pandemic and related economic disruptions which previously dominated our risk analysis have lessened. Geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. Increasing interest rates could potentially impact the valuations of assets that collateralize our loans. Recent market liquidity events have added uncertainty and the Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the allowance for credit losses is appropriately stated on June 30, 2023. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the three months ended June 30,
		2023			2022
	Average Loan Balance	Net charge- offs (recoveries)	Net charge- offs (recoveries) to average loans	Average Loan Balance	Net charge- offs (recoveries)	Net charge- offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$187,316	$45	0.10%	$116,337	$(2)	(0.01)%
Non-owner occupied	391,187	-	0.00%	288,945	-	0.00%
Multifamily	61,408	-	0.00%	29,058	-	0.00%
Residential real estate	310,058	108	0.14%	243,832	-	0.00%
Commercial and industrial	202,756	(3)	(0.01)%	133,572	(59)	(0.18)%
Home equity lines of credit	127,081	-	0.00%	108,230	-	0.00%
Construction and other	111,433	-	0.00%	42,760	-	0.00%
Consumer installment	8,833	(39)	(1.77)%	8,086	3	0.15%

Total	$1,400,074	$111	0.03%	$970,820	$(58)	(0.02)%

	For the six months ended June 30,
	2023			2022
	Average Loan Balance	Net charge-offs (recoveries)	Net charge-offs (recoveries) to average loans	Average Loan Balance	Net charge-offs	Net charge-offs (recoveries) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$184,693	$43	0.05%	$115,823	$(3)	(0.01)%
Non-owner occupied	385,710	-	0.00	285,244	-	0.00
Multifamily	60,548	-	0.00	30,093	-	0.00
Residential real estate	305,717	108	0.07	242,648	(27)	(0.02)
Commercial and industrial	199,917	40	0.04	142,739	(178)	(0.25)
Home equity lines of credit	125,302	(70)	(0.11)	107,766	25	0.05
Construction and other	109,873	-	0.00	44,953	-	0.00
Consumer installment	8,710	(18)	(0.42)	8,070	(25)	(0.62)

Total	$1,380,470	$103	0.02%	$977,336	$(208)	(0.04)%

Goodwill. The carrying value of goodwill was $36.2 million at June 30, 2023, and $31.7 million December 31, 2022. The Company performs a periodic quantitative analysis of goodwill using multiple approaches. The primary methodology is the discounted cash flow approach, while also considering a market approach of comparing multiples of similar public companies as well as market price with control premiums.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results. Middlefield Bank did not recognize any impairment during the three or six month periods ended June 30, 2023.

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

	Asset Quality History

(Dollar amounts in thousands)	June 30, 2023	December 31, 2022

Nonperforming loans	$7,116	$2,111
Other real estate owned	5,792	5,821

Nonperforming assets	$12,908	$7,932

Allowance for credit losses	$20,591	$14,438

Ratios:
Nonperforming loans to total loans	0.50%	0.16%
Nonperforming assets to total assets	0.74%	0.47%
Allowance for credit losses to total loans	1.46%	1.07%
Allowance for credit losses to nonperforming loans	289.36%	683.94%

Total loans	$1,409,435	$1,352,872
Total assets	$1,751,507	$1,687,682

(a)	The allowance for credit losses under CECL method is used for the period ended June 30, 2023 while periods use the incurred loss methodology

Nonperforming loans secured by real estate totaled $6.6 million and $2.1 million as of June 30, 2023 and December 31, 2022.

A major factor in determining the appropriateness of the allowance for credit losses is the type of collateral that secures the loans. Of the total nonperforming loans on June 30, 2023, 93.1% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.43 billion or 93.0% of the Company’s total average funding sources at June 30, 2023. Total deposits increased $29.6 million on June 30, 2023, from $1.40 billion on December 31, 2022. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	June 30,	December 31,
	2023	2022	$ change	% change

Noninterest-bearing demand	$441,102	$503,907	$(62,805)	-12.5%
Interest-bearing demand	229,633	164,677	64,956	39.4%
Money market	241,537	187,498	54,039	28.8%
Savings	231,508	307,917	(76,409)	-24.8%
Time	287,861	238,020	49,841	20.9%
Total deposits	$1,431,641	$1,402,019	$29,622	2.1%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $53.5 million on June 30, 2023 and $5.0 million on December 31, 2022.

Deposit balances in excess of the $250,000 FDIC insured limit totaled approximately $359.2 million, or 25.1% of total deposits, at June 30, 2023 and approximately $346.8 million, or 24.7% of total deposits, at December 31, 2022.

States and political subdivisions in the U.S. deposits (“Public funds”) compared to total deposits were $156.1 million, or 10.9% at June 30, 2023 and $169.5 million, or 12.1% at December 31, 2022.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased to $100.0 million as of June 30, 2023. Other borrowings were relatively unchanged at $12.0 million as of June 30, 2023 and December 31, 2022.

Stockholders’ equity. Stockholders’ equity decreased $464,000, or 0.2%, to $197.2 million at June 30, 2023 from $197.7 million at December 31, 2022. This decrease was primarily the result of a $4.5 million increase in treasury stock due to the Company repurchasing 164,221 of its outstanding shares during the six months ended June 30, 2023, and $3.2 million decrease due to cash dividends paid. These changes were partially offset by $10.0 million in net income and $1.5 million in accumulated other comprehensive income.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $19.02 at June 30, 2023 compared to 19.26 at June 30, 2022 and 19.19 at December 31, 2022. Tangible equity has been impacted by the unrealized losses of the Company’s available-for-sale investment securities portfolio. The market value decline was a result of tightening of monetary policy by the Federal Reserve Board beginning in March of 2022. Net unrealized losses from available-for-sale investment securities were $26.1 million as of June 30, 2023, compared to net unrealized losses of $22.3 million at June 30, 2022, and net unrealized losses of $28.0 million at December 31, 2022.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2023, was $5.1 million, a $1.0 million, or 24.5%, increase from the amount earned during the same period in 2022. Diluted earnings per share for the quarter was $0.63 for the three months ended June 30, 2023 and $0.70 for the same period in 2022. Net income for the six months ended June 30, 2023, was $10.0 million, a $2.1 million, or 26.1%, increase from the amount earned during the same period in 2022. Diluted earnings per share for the quarter was $1.23 for the six months ended June 30, 2023 and $1.35 for the same period in 2022.

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

Net interest income for the three months ended June 30, 2023, totaled $17.4 million, an increase of 44.3% from that reported in the comparable period of 2022. The net interest margin was 4.34% for the three months ended June 30, 2023, an increase of 32 basis points for the same period of 2022. The increase in the net interest margin is attributable to an increase in the average balance of loans of $429.3 million, coupled with a 130 basis point increase in the yield earned on those loans. This was partially offset by a $174.5 million increase in the average balance of interest-bearing deposits, coupled with a 487 basis point increase in the rate paid on those deposits.

Net interest income for the six months ended June 30, 2023, totaled $33.9 million, an increase of 44.1% from that reported in the comparable period of 2022. The net interest margin was 4.30% for the first six months of 2023, an increase of 39 basis points for the same period of 2022. The increase in the net interest margin is attributable to an increase in the average balance of loans of $403.1 million, coupled with a 111 basis point increase in the yield earned on those loans. This was partially offset by a $156.8 million increase in the average balance of interest-bearing deposits, coupled with a 427 basis point increase in the rate paid on those deposits.

The Company is in an asset-sensitive position. A rising interest rate environment should lead to an expansion of net interest margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of the Company’s asset sensitivity is due to commercial loans that have variable interest rates. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of June 30, 2023, nearly all loan contracts with floor rates exceed their contractual floor rates and are repricing accordingly with rising interest rates. Although the Company has seen benefits from the rising interest rate environment, deposit pricing is expected to increase in order to maintain liquidity. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $10.0 million or 78.2%, for the three months ended June 30, 2023, compared to the same period in the prior year. This is attributable to a $9.5 million increase in interest and fees on loans, $295,000 increase in interest-earning deposits as well as an increase of $112,000 in interest on federal funds sold. The average balance of investment securities decreased by $7.2 million, or 4.11%, and the 4.08% yield on the investment portfolio increased by 32 basis points, from 3.76%, for the same period in the prior year.

Interest and dividend income increased $18.1 million or 72.0%, for the six months ended June 30, 2023, compared to the same period in the prior year. This is attributable to a $16.8 million increase in interest and fees on loans, $522,000 increase in interest-earning deposits as well as an increase of $362,000 in interest on federal fund sold. The average balance of investment securities decreased by $4.7 million, or 2.74%, and the 4.08% yield on the investment portfolio increased by 49 basis points, from 3.59%, for the same period in the prior year.

Interest expense. Interest expense increased by $4.7 million, or 594.1%, for the three months ended June 30, 2023, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $3.1 million and by a $1.6 million increase in short-term and other borrowings expenses. The increase in deposit expense is attributable to an increase in the average balance of deposits of $250.3 million, or 21.5%. This increase is further attributable to an increase of 152 basis points in the rates paid on certificates of deposits. The increase in short-term borrowing expenses is a result of the Bank taking on FHLB advances during the first quarter of 2023, while there were no short-term borrowing expenses during the same period in 2022.

Interest expense increased by $7.7 million, or 485.6%, for the six months ended June 30, 2023, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $5.4 million and by a $2.3 million increase in short-term and other borrowings expense. The increase in deposit expense is attributable to an increase in the average balance of deposits of $156.8 million, or 22.3%. This increase is further attributable to increases of 119 basis points in the rates paid on certificates of deposits. The increase in short-term borrowings expense is a result of the Bank taking on FHLB advances during the six months ended June 30, 2023, while there were no short-term borrowing during the same period in 2022.

Provision for credit losses. The provision for credit losses represents the charge to income necessary to adjust the allowance for credit losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews estimated probable expected credit losses in the loan portfolio. Based on this review, $814,000 was recorded for the three months ended June 30, 2023, including a provision for credit losses on loans of $540,000 and a reserve for unfunded commitments of $274,000. There was no provision for the three months ended June 30, 2022. The provision for credit losses for the three months ended June 30, 2023 was primarily driven by loan growth and an increase in unfunded commitments.

The ACL to total loans for the quarter ended June 30, 2023, was 1.46%, compared to 1.49% during the same period in the prior year. The Company remains confident in its conservative and disciplined approach to credit and risk management.

Noninterest income. Noninterest income increased by $209,000, or 15.1%, for the three months ended June 30, 2023, over the comparable 2022 period. This increase was the result of a $112,000 increase in earnings on bank-owned life insurance, a $77,000 increase in rental income from an OREO property, a $22,000 increase in other income, and a $21,000 increase in investment services revenue. These increases were partially offset by a $16,000 decrease in service charges on deposit accounts. The decrease in losses on equity securities was the result of fair value marks of the equity securities held during these three months.

Noninterest income increased by $484,000, or 17.4%, for the six months ended June 30, 2023, over the comparable 2022 period. This $484,000 increase was the result of a $206,000 increase in earnings on bank-owned life insurance, a $179,000 increase in rental income from an OREO property, a $134,000 increase in other income, and a $65,000 increase in investment services revenue. These increases were partially offset by a $166,000 decrease in loss on equity securities. The decrease in gains on equity securities was the result of fair value marks of the equity securities held during these six months.

Noninterest expense. Noninterest expense of $12.1 million for the second quarter of 2023 was 41.2%, or $3.5 million higher than the second quarter of 2022, primarily due to the $2.2 million increase in salaries and employee benefits, a $541,000 increase in other expense, a $315,000 increase in data processing and information technology costs, and a $188,000 increase in core deposit intangible amortization. The Company also recognized $63,000 in gross OREO expenses in 2023. Primarily the increases in noninterest expense were attributable to the merger.

Noninterest expense of $23.8 million for the first half of 2023 was 41.9%, or $7.0 million higher than the first half of 2022, primarily due to the $3.7 million increase in salaries and employee benefits, a $1.1 increase in other expense, a $542,000 increase in data processing and information technology costs, and a $444,000 increase in advertising expense. The Company also recognized $195,000 in gross OREO expenses in 2023.

Although to date, the Bank has not experienced any material losses related to cyber-attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. On April 12, 2023, a cyber-attack resulted in a disruption to the computer systems of the Bank. The Bank took immediate action to remediate the security vulnerability and retained a cybersecurity firm to investigate the nature and scope of the incident. The majority of the Bank’s products and services were operational throughout and since that date, restoration efforts have been completed and normal operations have resumed. The Bank has put additional security measures in place and continuously monitors for suspicious activity. The investigation is ongoing.

The Company does not expect this incident to have a material impact on its business operations or financial results.

Provision for income taxes. The Company recognized $986,000 in income tax expense, which reflected an effective tax rate of 16.2% for the three months ended June 30, 2023, as compared to $787,000 with an effective tax rate of 16.1% for the comparable 2022 period. The Company recognized $2.0 million in income tax expense, which reflected an effective tax rate of 16.5% for the six months ended June 30, 2023, as compared to $1.6 million with an effective tax rate of 16.4% for the comparable 2022 period.

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

	For the Three Months Ended June 30,
	2023			2022

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,400,074	$20,762	5.96%	$970,820	$11,268	4.66%
Investment securities (3)	168,890	1,457	4.08%	176,138	1,397	3.76%
Interest-earning deposits with other banks (4)	62,296	618	3.98%	79,924	153	0.77%
Total interest-earning assets	1,631,260	22,837	5.69%	1,226,882	12,818	4.28%
Noninterest-earning assets	114,120			89,555
Total assets	$1,745,380			$1,316,437
Interest-bearing liabilities:
Interest-bearing demand deposits	214,045	595	1.11%	159,779	59	0.15%
Money market deposits	234,497	1,294	2.21%	185,711	228	0.49%
Savings deposits	263,587	478	0.73%	260,226	40	0.06%
Certificates of deposit	252,785	1,484	2.35%	184,748	382	0.83%
Short-term borrowings	112,349	1,462	5.22%	-	-	0.00%
Other borrowings	11,992	170	5.69%	12,945	81	2.51%
Total interest-bearing liabilities	$1,089,255	$5,483	2.02%	$803,409	$790	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$450,835			$375,013
Other liabilities	(8,871)			4,638
Stockholders' equity	214,161			133,377
Total liabilities and stockholders' equity	$1,745,380			$1,316,437
Net interest income		$17,354			$12,028
Interest rate spread (1)			3.67%			3.89%
Net interest margin (2)			4.34%			4.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			149.76%			152.71%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $294 and $269 for the three months ended June 30, 2023 and 2022, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2023, and 2022, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2023 versus 2022
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$4,987	$4,507	$9,494
Investment securities	(68)	128	60
Interest-earning deposits with other banks	(34)	499	465
Total interest-earning assets	$4,885	$5,134	$10,019

Interest-bearing liabilities:
Interest-bearing demand deposits	$20	$516	$536
Money market deposits	60	1,006	1,066
Savings deposits	1	437	438
Certificates of deposit	141	961	1,102
Short-term borrowings	-	1,462	1,462
Other borrowings	(6)	95	89
Total interest-bearing liabilities	$216	$4,477	$4,693

Net interest income	$4,669	$657	$5,326

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

	For the Six Months Ended June 30, 2023
	2023			2022

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (3)	$1,380,470	$39,037	5.71%	$977,336	$22,253	4.60%
Investment securities (3)	168,738	2,895	4.08%	173,483	2,624	3.59%
Interest-earning deposits with other banks (4)	65,802	1,210	3.71%	85,807	204	0.48%
Total interest-earning assets	$1,615,010	$43,142	5.46%	$1,236,626	$25,081	4.17%
Noninterest-earning assets	114,951			87,382
Total assets	$1,729,961			$1,324,008
Interest-bearing liabilities:
Interest-bearing demand deposits	$195,990	$960	0.99%	$165,066	$119	0.15%
Money market deposits	221,452	2,077	1.89%	184,988	440	0.48%
Savings deposits	289,318	1,281	0.89%	260,194	78	0.06%
Certificates of deposit	249,468	2,523	2.04%	189,203	798	0.85%
Short-term borrowings	84,404	2,114	5.05%	-	-	0.00%
Other borrowings	12,015	326	5.47%	12,944	150	2.34%
Total interest-bearing liabilities	$1,052,647	$9,281	1.78%	$812,395	$1,585	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$471,242			$367,334
Other liabilities	(2,858)			5,276
Stockholders' equity	208,930			139,003
Total liabilities and stockholders' equity	$1,729,961			$1,324,008
Net interest income		$33,861			$23,496
Interest rate spread (1)			3.68%			3.78%
Net interest margin (2)			4.30%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			153.42%			152.22%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $572 and $492 for the six months ended June 30, 2023 and 2022, respectively.
(4) Includes dividends received on restricted stock.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2023, and 2022, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2023 versus 2022
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$9,196	$7,588	$16,784
Investment securities	(68)	339	271
Interest-earning deposits with other banks	(48)	1,054	1,006
Total interest-earning assets	$9,080	$8,981	$18,061

Interest-bearing liabilities:
Interest-bearing demand deposits	$23	$818	$841
Money market deposits	87	1,550	1,637
Savings deposits	9	1,194	1,203
Certificates of deposit	254	1,471	1,725
Short-term borrowings	-	2,114	2,114
Other borrowings	(11)	187	176
Total interest-bearing liabilities	$362	$7,334	$7,696

Net interest income	$8,718	$1,647	$10,365

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

On June 30, 2023, the additional borrowing capacity at the FHLB was $482.9 million, as compared to $380.8 million on December 31, 2022. Considering the Company’s strong capital levels, robust liquidity, and diverse loans and deposit portfolios, along with the maximum borrowing capacity of $582.9 million at the FHLB, the Company decided not to use the Federal Reserve’s Bank Term Funding Program. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional borrowings, we would likely use FHLB capacity first.

At June 30, 2023, total net available liquidity was $776.8 million, which accounted for 54.3% of total deposits. At June 30, 2023, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided Middlefield Bank with strong liquidity as of June 30, 2023. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the six months ended June 30, 2023, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment and software, the provision for credit losses, net amortization of securities, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Condensed Consolidated Statements of Cash Flows.

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

Middlefield Bank and the Company met each of the well-capitalized ratio guidelines on June 30, 2023. The following table indicates the capital ratios for Middlefield Bank and the Company on June 30, 2023, and December 31, 2022.

	As of June 30, 2023
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	13.02%	15.20%	15.20%	16.42%
Middlefield Banc Corp.	14.36%	16.89%	16.36%	18.11%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2022
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based

The Middlefield Banking Company	11.16%	12.63%	12.63%	13.61%
Middlefield Banc Corp.	11.30%	12.80%	12.25%	13.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200 basis point upward or 100 basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis was done assuming the interest-earning asset and interest-bearing liability levels at June 30, 2023, and December 31, 2022, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the June 30, 2023, and December 31, 2022 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2023, and December 31, 2022, for portfolio equity:

	June 30, 2023		12/31/2022
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(2.40)%	(7.00)%	(0.50)%	(2.80)%
-100bp	0.85%	0.80%	(0.30)%	(1.30)%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2023, have remained unchanged from December 31, 2022. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for both the investment, loan portfolios, and unfunded commitments. Please refer to Note 1 for further discussion on significant accounting policies.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests and to accommodate possible outflows in deposits. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in March 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Details of repurchases of Company common stock during the first quarter of 2023 are included in the following table:

2023 period In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

April 1-30	-	$-	-	29,391
May 1-31	-	-	-	29,391
June 1-30	-	-	-	29,391
Total	0	$-

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2023

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger dated as of May 26, 2022, by and among Middlefield Banc Corp., MBCN Merger Subsidiary, LLC, and Liberty Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 of Middlefield Banc Corp.’s Form 8-K Current Report and Form 425 filed on May 27, 2022

3.1	Second Amended and Restated Articles of Incorporation of Middlefield Banc Corp., as amended	Incorporated by reference to Exhibit 3.1 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005, filed on March 29, 2006

3.2	Regulations of Middlefield Banc Corp.	Incorporated by reference to Exhibit 3.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 1, 2022

4	Specimen stock certificate	Incorporated by reference to Exhibit 4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

4.1

Amended and Restated Trust Agreement, dated as of December 21, 2006, between Middlefield Banc Corp., as Depositor, Wilmington Trust Company, as Property trustee, Wilmington Trust Company, as Delaware Trustee, and Administrative Trustees

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1	[reserved]

10.2	[reserved]

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 1, 2022

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Severance Agreement between Middlefield Banc Corp. and Teresa M. Hetrick, dated January 7, 2008	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.2*	[reserved]

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Donald L. Stacy	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on November 5, 2019

10.4.6	[reserved]

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 10.4.7 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Executive Retention Agreement between The Middlefield Banking Company and Michael C. Ranttila	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.9*	Executive Retention Agreement between The Middlefield Banking Company and Michael L. Allen	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 10, 2022

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: August 14, 2023	By: /s/ James R. Heslop, II

----------------------------------------

James R. Heslop, II

Chief Executive Officer

Date: August 14, 2023	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President, Chief Financial Officer