Form 10-Q
period 2023-09-30
MIDDLEFIELD BANC CORP
filed 2023-11-13
CIK 836147

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Outstanding at November 13, 2023: 8,092,576

 MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Cash and due from banks	$56,228	$51,404
Federal funds sold	9,274	2,405
Cash and cash equivalents	65,502	53,809
Investment securities available for sale, at fair value	159,414	164,967
Other investments	958	915
Loans held for sale	632	-
Loans:
Commercial real estate:
Owner occupied	185,593	191,748
Non-owner occupied	382,676	380,580
Multifamily	82,578	58,251
Residential real estate	321,331	296,308
Commercial and industrial	214,334	195,602
Home equity lines of credit	127,494	128,065
Construction and other	127,106	94,199
Consumer installment	7,481	8,119
Total loans	1,448,593	1,352,872
Less: allowance for credit losses	20,986	14,438
Net loans	1,427,607	1,338,434
Premises and equipment, net	21,708	21,961
Goodwill	36,197	31,735
Core deposit intangibles	6,906	7,701
Bank-owned life insurance	34,153	33,811
Other real estate owned	5,792	5,821
Accrued interest receivable and other assets	34,551	28,528
TOTAL ASSETS	$1,793,420	$1,687,682
LIABILITIES
Deposits:
Noninterest-bearing demand	$424,055	$503,907
Interest-bearing demand	243,973	164,677
Money market	275,766	187,498
Savings	216,453	307,917
Time	296,732	238,020
Total deposits	1,456,979	1,402,019
Short-term borrowings:
Federal Home Loan Bank advances	118,000	65,000
Other borrowings	11,912	12,059
Accrued interest payable and other liabilities	12,780	10,913
TOTAL LIABILITIES	1,599,671	1,489,991
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,928,028 and 9,916,466 shares issued; 8,092,576 and 8,245,235 shares outstanding	161,312	161,029
Retained earnings	98,717	94,154
Accumulated other comprehensive loss	(26,426)	(22,144)
Treasury stock, at cost; 1,835,452 and 1,671,231 shares	(39,854)	(35,348)
TOTAL STOCKHOLDERS' EQUITY	193,749	197,691
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,793,420	$1,687,682

See accompanying notes to unaudited consolidated financial statements.

 MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$20,899	$11,892	$59,935	$34,145
Interest-earning deposits in other institutions	300	134	920	232
Federal funds sold	266	51	678	100
Investment securities:
Taxable interest	477	449	1,415	1,334
Tax-exempt interest	980	982	2,938	2,721
Dividends on stock	148	59	326	116
Total interest and dividend income	23,070	13,567	66,212	38,648

INTEREST EXPENSE
Deposits	5,632	812	12,472	2,247
Short-term borrowings	1,258	44	3,373	44
Other borrowings	213	112	539	262
Total interest expense	7,103	968	16,384	2,553

NET INTEREST INCOME	15,967	12,599	49,828	36,095

Provision for credit losses	1,127	-	2,449	-

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,840	12,599	47,379	36,095

NONINTEREST INCOME
Service charges on deposit accounts	954	1,004	2,880	2,874
Gain (loss) on equity securities	48	(57)	(157)	(96)
Gain on sale of other real estate owned	-	-	2	-
Earnings on bank-owned life insurance	207	108	627	322
Gain on sale of loans	45	7	74	28
Revenue from investment services	190	233	550	527
Gross rental income	110	-	290	-
Other income	263	251	822	677
Total noninterest income	1,817	1,546	5,088	4,332

NONINTEREST EXPENSE
Salaries and employee benefits	5,994	4,491	17,865	12,662
Occupancy expense	699	458	2,054	1,546
Equipment expense	297	233	969	822
Data processing and information technology costs	1,209	985	3,415	2,650
Ohio state franchise tax	398	293	1,180	878
Federal deposit insurance expense	207	84	576	224
Professional fees	545	280	1,633	1,118
Other real estate owned writedowns	-	-	-	200
Advertising expense	414	268	1,315	725
Software amortization expense	24	27	73	115
Core deposit intangible amortization	265	78	794	232
Gross other real estate owned expenses	195	1	390	15
Merger-related costs	22	390	472	969
Other expense	1,849	1,298	5,228	3,531
Total noninterest expense	12,118	8,886	35,964	25,687

Income before income taxes	4,539	5,259	16,503	14,740
Income taxes	703	1,010	2,678	2,569

NET INCOME	$3,836	$4,249	$13,825	$12,171

EARNINGS PER SHARE
Basic	$0.47	$0.73	$1.71	$2.08
Diluted	$0.47	$0.73	$1.70	$2.08

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$3,836	$4,250	$13,825	$12,170

Other comprehensive loss:
Unrealized holding loss on securities available-for-sale	(7,336)	(9,479)	(5,420)	(36,129)
Tax effect	1,540	1,990	1,138	7,587

Total other comprehensive loss	(5,796)	(7,489)	(4,282)	(28,542)

Comprehensive (loss) income	$(1,960)	$(3,239)	$9,543	$(16,372)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss)	Stock	Equity

Balance, June 30, 2023	9,924,245	$161,211	$96,500	$(20,630)	$(39,854)	$197,227

Net income			3,836			3,836
Other comprehensive loss				(5,796)		(5,796)
Stock-based compensation, net	3,783	101				101
Cash dividends ($0.20 per share)			(1,619)			(1,619)

Balance, September 30, 2023	9,928,028	$161,312	$98,717	$(26,426)	$(39,854)	$193,749

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss)	Stock	Equity

Balance, June 30, 2022	7,347,526	$87,562	$89,900	$(17,591)	$(31,651)	$128,220

Net income			4,249			4,249
Other comprehensive loss				(7,489)		(7,489)
Stock-based compensation, net	3,090	78				78
Common shares repurchased (63,214)					(1,220)	(1,220)
Cash dividends ($0.17 per share)			(983)			(983)

Balance, September 30, 2022	7,350,616	$87,640	$93,166	$(25,080)	$(32,871)	$122,855

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2022	9,916,466	$161,029	$94,154	$(22,144)	$(35,348)	$197,691

Net income			13,825			13,825
Other comprehensive loss				(4,282)		(4,282)
Cumulative impact of ASC 326 adoption (CECL)			(4,421)			(4,421)
Authorization of additional common shares		(37)				(37)
Stock-based compensation, net	11,562	320				320
Common shares repurchased (164,221)					(4,506)	(4,506)
Cash dividends ($0.60 per share)			(4,841)			(4,841)

Balance, September 30, 2023	9,928,028	$161,312	$98,717	$(26,426)	$(39,854)	$193,749

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2021	7,330,548	$87,131	$83,971	$3,462	$(29,229)	$145,335

Net income			12,171			12,171
Other comprehensive loss				(28,542)		(28,542)
Stock-based compensation, net	20,068	509				509
Common shares repurchased (95,364)					(3,642)	(3,642)
Cash dividends ($0.34 per share)			(2,976)			(2,976)

Balance, September 30, 2022	7,350,616	$87,640	$93,166	$(25,080)	$(32,871)	$122,855

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$13,825	$12,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,449	-
Loss on equity securities	157	96
Depreciation and amortization of premises and equipment, net	1,125	968
Software amortization expense	73	115
Financing lease amortization expense	186	114
Amortization of premium and discount on investment securities, net	453	470
Accretion of deferred loan fees, net	(727)	(1,678)
Accretion of acquired loans	(486)	(44)
Amortization of core deposit intangibles	794	232
Accretion of acquired deposits	(197)	-
Stock-based compensation income, net	78	113
Origination of loans held for sale	(4,549)	(1,341)
Proceeds from sale of loans held for sale	3,991	1,636
Gain on sale of loans held for sale	(74)	(28)
Earnings on bank-owned life insurance	(627)	(322)
Deferred income tax (benefit)	485	48
Other real estate owned (gains) losses	(2)	200
(increase) in accrued interest receivable	(1,002)	(143)
Increase in accrued interest payable	1,607	94
Other, net	(2,941)	(271)
Net cash provided by operating activities	14,617	12,430

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	1,680	3,576
Purchases	(2,000)	(32,290)
Purchase of other investments	(200)	-
Increase in loans, net	(99,059)	(10,808)
Proceeds from the sale of other real estate owned	31	-
Proceeds from bank-owned life insurance	289	-
Purchase of premises and equipment	(1,058)	(636)
Purchase of restricted stock	(5,507)	(1,448)
Redemption of restricted stock	4,237	1,183
Net cash used in investing activities	(101,587)	(40,423)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	55,157	(36,123)
Net increase in short-term borrowings	53,000	80,000
Repayment of other borrowings	(147)	(183)
Repurchase of common shares	(4,506)	(3,642)
Cash dividends	(4,841)	(2,976)
Net cash provided by financing activities	98,663	37,076

Increase in cash and cash equivalents	11,693	9,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,809	119,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,502	$128,577

See accompanying notes to unaudited consolidated financial statements.

	For the Nine Months Ended
	September 30,
	2023	2022
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$14,777	$2,459
Income taxes	2,168	2,727

Noncash investing transactions:
Transfers from loans held for sale to loans held for investment	$-	$784
Increase in finance lease assets included in premises and equipment	-	611
Purchased loan fair value adjustment	4,462	-
Noncash financing transactions:
Increase in finance lease liabilities included in other borrowings	$-	$(611)

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiaries, Middlefield Investments, Inc. (“MI”) and MB Insurance Services (“MIS”). All significant inter-company items have been eliminated.

On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On September 30, 2023, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On September 30, 2023, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI is no longer in operation following the merger. All significant intercompany items have been eliminated between MBC and these subsidiaries.

On December 1, 2022, the Company completed its merger with Liberty Bancshares, Inc. (“Liberty’), pursuant to a previously announced definitive merger agreement. Under the terms of the merger agreement, Liberty shareholders received 2.752 shares of the Company’s common stock in exchange for each share of Liberty common stock they owned immediately before the merger. The Company issued 2,561,513 shares of its common stock in the merger, and the aggregate merger consideration was approximately $73.3 million. Upon closing, Liberty’s bank subsidiary was merged into MBC, and Liberty’s six full-service bank offices, in Ada and Kenton in Hardin County, Bellefontaine North and Bellefontaine South in Logan County, Marysville in Union County, and Westerville in Franklin County, became offices of MBC.

The unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2023, have remained unchanged from December 31, 2022. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities held for sale, loan portfolios, and unfunded commitments.

Investments

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

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

Investment securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities. As of September 30, 2023, the Company did not hold any held-to-maturity securities.

Equity securities, which are included in other investments on the Consolidated Balance Sheet, are measured at fair value with changes in fair value recognized in net income.

Allowance for Credit Losses – Investment Securities Available for Sale

The Bank measures expected credit losses on available for sale investment securities when the Bank intends to sell, or when it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available for sale investment securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is used to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied-upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario and uses a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses is included within investment securities available for sale on the Consolidated Balance Sheet. Changes in the allowance for credit losses are recorded within the provision for credit losses on the Consolidated Statement of Income. Losses are charged against the allowance when the Bank believes the collectability of an available for sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale investment securities totaled $1.7 million on September 30, 2023, and is included within accrued interest receivable and other assets on the Consolidated Balance Sheet. This amount is excluded from the estimate of expected credit losses. Available for sale investment securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale investment securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Bank adopted ASU No. 2016-13, Financial Instruments - Credit Loses - Topic (326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), effective January 1, 2023. Financial statement amounts related to investment securities recorded as of December 31, 2022, and for the periods ending December 31, 2022, are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, computed using a level yield method, and recognized as interest income adjustments. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders’ equity, net of tax until realized. Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned. For 2022, this category includes common stocks of public companies that the Company has the positive intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value, with unrealized holding gains and losses included in earnings.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees or costs. Accrued interest receivable totaled $5.2 million on September 30, 2023, and was included within accrued interest receivable and other assets on the Consolidated Balance Sheet and is excluded from the calculation of the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loans’ yield (interest income). The Bank amortizes these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial construction, commercial and industrial loans, and commercial real estate loans. Consumer loans consist of the following classes: residential real estate loans, home equity loans, and consumer loans.

For all classes of loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against the principal or reported as interest income on a cash basis, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past-due status of all classes of loans is determined based on contractual due dates for loan payments.

Allowance for Credit Losses ("ACL") – Loans

The allowance for credit losses ("ACL") is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions, and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

Management uses a discounted cash flow ("DCF") model to calculate the present value of the expected cash flows for pools of loans that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance.

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

Probability of Default ("PD")

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using statistical regression analysis. Management selected economic factors that have strong correlations to historical default rates.

Loss Given Default ("LGD")

Management elected to use the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives an LGD input from segment-specific risk curves that correlates LGD with PD.

Prepayment and Curtailment Rates

Prepayment Rates: Loan-level transaction data is used to calculate semi-annual prepayment rates. These semi-annual rates are annualized, and the average of the annualized rates is used in the DCF calculation for fixed payment or term loans. Rates are calculated for each pool.

Curtailment Rates: Loan-level transaction data is used to calculate annual curtailment rates using available historical loan-level data. The average of the historical rates is used in the DCF model for interest-only payment or line-of-credit type loans. Rates are calculated for each pool.

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

Discount Rate

The effective interest rate of the underlying loans of the Company serves as the discount rate applied to the expected periodic cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Individual Evaluation

Management evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. These instruments will not be included in the collective analyses. The individual analysis will establish a specific reserve for instruments in scope.

Management considers a financial asset as collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral, based on management's assessment as of the reporting date. Measurement of the expected credit losses on collateral-dependent loans is based on the fair value of the collateral, less any costs to sell.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into Commercial Real Estate (“CRE”), which is further segmented into Owner Occupied (“CRE OO”), Non-owner Occupied (“CRE NOO”), and Multifamily Residential, Residential Real Estate (“RRE”), Commercial and Industrial (“C&I”), Home Equity Lines of Credit (“HELOC”), Construction and Other (“Construction”), and Consumer Installment Loans. The CRE loan segments consist of loans made to finance the activities of CRE owners and operators and certain agricultural loans. The RRE and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers and certain agricultural loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

The ACL calculation for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and should, therefore, be individually assessed. Beginning in the third quarter of 2023, the Bank will automatically consider all non-accrual loans greater than $250,000 for individual analysis. Additional identification of loans to be individually evaluated is accomplished through the Bank’s normal loan review, criticized asset review, and portfolio management processes. The Bank previously evaluated all commercial loans greater than $150,000 for individual analysis that met the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful, and nonperforming loans when repayment is expected to be  provided substantially through the operation or sale of the collateral, and 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price, or 3) the fair value of the collateral when the loan is collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential real estate loans, home equity loans, and consumer loans for impairment disclosures.

Allowance for Loan Losses ("ALL") – Prior to adopting ASU 2016-13

The Bank adopted ASU No. 2016-13 effective January 1, 2023. Prior to the adoption of ASU 2016-13, the Bank calculated the ALL using an incurred loan loss methodology in accordance with ASC 310, Receivables. +Financial statement amounts related to the ALLL recorded as of December 31, 2022, and for the periods ending December 31, 2022, are presented in accordance with the accounting policies described in the following section. The following section was carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Bank’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable, and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or terms of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan-to-value ratio of not greater than 80 percent and vary in terms.

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

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate-secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

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

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential real estate loans, home equity loans, and consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement or unless such loans are in the process of foreclosure or are being evaluated for foreclosure.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in the deterioration of the repayment prospects. Loans classified as substandard have well-defined weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Doubtful contain all of the weaknesses of a Substandard loan with the added characteristic that the weaknesses are so pronounced that the collection or liquidation in full of both principal and interest is highly questionable or improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Bank adopted ASU No. 2016-13 effective January 1, 2023. The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is included in accrued interest payable and other liabilities on the balance sheet and adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, consistent with the estimation process on the loan portfolio.

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in the current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) applies to the allowance for loan losses, available for sale and held-to-maturity debt securities, purchased financial assets with credit deterioration, and certain off-balance sheet credit exposures. On January 1, 2023, the Bank adopted CECL. Upon adoption, the reserve for credit losses on loans increased by $5.4 million, and the reserve for credit losses for unfunded commitments increased by $622,000. This resulted in an after-tax retained earnings adjustment of $4.4 million.

The Bank adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, investment securities available for sale and unfunded commitments.

The Bank adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $121,000 for the ACL.

The Bank adopted the provisions of ASC 326 related to the presentation of other-than-temporary impairment on available for sale debt securities prior to January 1, 2023 using the prospective transition approach. No such charges had been recorded on the securities held by the Bank as of the date of adoption.

The following table illustrates the pre-tax impact of the adoption of this ASU:

	January 1, 2023
	Allowance for Credit Losses

	Pre-adoption	Adoption Impact	As Reported
ACL on loans:
Commercial real estate:
Owner occupied	$2,203	$811	$3,014
Non-owner occupied	5,597	(1,206)	4,391
Multifamily	662	591	1,253
Residential real estate	2,047	2,744	4,791
Commercial and industrial	1,483	2,320	3,803
Home equity lines of credit	1,753	(1,031)	722
Construction and other	609	956	1,565
Consumer installment	84	197	281
Total	$14,438	$5,382	$19,820

ACL on unfunded commitments	$-	$622	$622

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02). The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Company. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance remained unchanged. The ASU became effective on January 1, 2023 for the Bank. This ASU did not have a material impact on the Company's financial statements.

On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts effective February 27, 2023. As of September 30, 2023, the Bank has transitioned substantially all of its financial instruments to an alternative benchmark rate.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-02, Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.  The amendments allow entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related tax credits.  This method of accounting had been available only for qualifying investments in qualified affordable housing projects.  The guidance also requires certain disclosures regarding an entity’s tax equity investments.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2023.  This ASU is not expected to have a significant impact on the Bank’s financial statements.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 Issued December 2022, which was issued in December 2022, extended the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024.  The ASUs are not expected to have a significant impact on the Bank’s financial statements.

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820):  Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The amendment clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit account of the equity security and is not considered in measuring its fair value.  The ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2024.  This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from investment security gains (losses), gains on the sale of loans, rental income, and BOLI income, are not within the scope of ASC 606. For the nine months ended September 30, 2023 these revenue sources cumulatively comprise 94.0% of the total revenue of the Company.

The main types of noninterest income within the scope of the standard are as follows:

Service charges on deposit accounts – The Company has contracts with its deposit customers whereby fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be canceled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized monthly as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific customer requests or activities that include overdraft fees, online banking fees, and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, which is the completion of the requested service/transaction.

Gain on sale of other real estate owned (“OREO”) – Gains and losses are recognized after the property sale when the buyer obtains control of the real estate, and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset includes the transfer of the property title, physical possession of the asset, and the buyer securing control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, the payment terms, that the contract has an actual commercial substance, and that amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted, impacting the gain/loss and the carrying value of the asset. Gains and losses on the sale of OREO are reported in the Consolidated Statement of Income.

Revenue from investment services – The Company earns investment services revenue through its referral agreement with LPL Financial. The performance obligation to investment management customers is satisfied over time, and therefore, revenue is recognized over time. The Company generally receives trailing investment services revenue in arrears and recognizes the revenue when the monthly statement with referral revenue is received.

Miscellaneous fee income – Fees earned on other services, such as ATM surcharge fees, money order fees, and check fees, are recognized at the time of the event or the applicable billing cycle.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest Income	2023	2022	2023	2022
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$258	$237	$734	$661
ATM banking fees	484	397	1,447	1,065
Service charges and other fees	212	370	699	1,148
Gain (loss) on equity securities ⁽ª⁾	48	(57)	(157)	(96)
Gain on sale of other real estate owned	-	-	2	-
Earnings on bank-owned life insurance ⁽ª⁾	207	108	627	322
Gain on sale of loans ⁽ª⁾	45	7	74	28
Revenue from investment services	190	233	550	527
Miscellaneous fee income	98	83	285	222
Gross rental income ⁽ª⁾	110	-	290	-
Other income	165	168	537	455
Total noninterest income	$1,817	$1,546	$5,088	$4,332

(a) Not within scope of ASC 606

NOTE 3 - STOCK-BASED COMPENSATION

The Company had no non-vested stock options outstanding as of the nine months ended September 30, 2023 and 2022.

There was no stock option activity during the three or nine months ended September 30, 2023.

The following table presents the activity during the nine months ended September 30, 2023, related to awards of restricted stock:

		Weighted-
		average
		Grant Date Fair
	Units	Value Per Unit

Nonvested at January 1, 2023	63,646	$24.34
Granted	27,383	27.40
Vested	(8,003)	26.09
Forfeited	(25,665)	23.67
Nonvested at September 30, 2023	57,361	$25.50

Expected to vest as of September 30, 2023	31,802	$25.05

The Company recognizes restricted stock forfeitures in the period they occur.

Share-based compensation expense (recovery) of ($141,000) and $158,000 was recognized for the three-month periods ended September 30, 2023, and 2022, respectively. Share-based compensation expense (recovery) of ($62,000) and $113,000 was recognized for the nine-month periods ended September 30, 2023, and 2022, respectively. Expense recovery is the result of a decrease in the market valuation of the plans. Vesting of shares under the plan is contingent on a combination of service period and a market condition tied to the total shareholder return on the Company’s stock. A change in market conditions leads to adjustments to the probability of the market condition achievement, which results in changes in the liability and the compensation expense. Since the shares of restricted stock are historically paid out at the vesting date in a combination of shares and cash, the Company has recorded a liability related to this plan which totals $415,000 and $498,000 on September 30, 2023, and 2022, respectively. When the shares vest, the amount distributed in shares is transferred to common stock and the remainder is distributed in cash.

Total unrecognized stock compensation cost related to non-vested, share-based compensation on restricted stock as of September 30, 2023, totals $430,000, of which $71,000 is estimated for the rest of 2023, $203,000 for 2024, $134,000 for 2025, and $22,000 for 2026.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Weighted-average common shares outstanding	9,927,946	7,350,616	9,924,597	7,345,520

Average treasury stock shares	(1,835,452)	(1,557,843)	(1,818,080)	(1,504,763)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,092,494	5,792,773	8,106,517	5,840,757

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	8,812	13,026	8,812	13,026

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,101,306	5,805,799	8,115,329	5,853,783

Outstanding on September 30, 2023, were 57,361 shares of restricted stock, 48,549 shares of which were anti-dilutive.

Outstanding on September 30, 2022, were 63,646 shares of restricted stock, 50,620 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of September 30, 2023, the Company held 1,835,452 of the Company’s shares, which is an increase of 164,221 from the 1,671,231 shares held as of December 31, 2022.

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

Level II:

Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are valued using other financial instruments, the parameters of which can be directly observed.

Level III:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

This hierarchy requires the use of observable market data when available.

The following tables present the assets measured at fair value on a recurring basis on the Consolidated Balance Sheet by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,646	$9,699	$31,345
Obligations of states and political subdivisions	-	121,885	-	121,885
Mortgage-backed securities in government-sponsored entities	-	6,184	-	6,184
Total investment securities available for sale	-	149,715	9,699	159,414
Equity securities	758	-	-	758
Total	$758	$149,715	$9,699	$160,172

		December 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,427	$8,737	$30,164
Obligations of states and political subdivisions	-	127,334	-	127,334
Mortgage-backed securities in government-sponsored entities	-	7,469	-	7,469
Total investment securities available for sale	-	156,230	8,737	164,967
Equity securities	915	-	-	915
Total	$915	$156,230	$8,737	$165,882

Investment Securities Available for Sale - An independent pricing service provides the Company fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, benchmarked yield curve, credit spreads and prices from market makers and live trading systems (Level II). Level III securities are assets whose fair value cannot be determined by using observable measures. The inputs to the valuation methodology of these securities are unobservable and significant to the fair value measurement. Currently, this category includes certain subordinated debt investments that are valued based on the discounted cash flow approach assuming a yield curve of similarly structured instruments.

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

Other Investments - Equity securities that are traded on a national securities exchange are valued at their last reported sales price as of the measurement date. Equity securities traded in the over-the-counter (“OTC”) markets and listed securities for which no sale was reported on that date are generally valued at their last reported “bid” price if held long, and last reported “ask” price if sold short. To the extent equity securities are actively traded and valuation adjustments are not applied, they are categorized in Level I of the fair value hierarchy.

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

(Dollar amounts in thousands)	Subordinated debt
Balance as of January 1, 2023	$8,737
Purchases, sales, settlements	-
Transfers into Level III (1)	1,000
Net change in unrealized loss on investment securities available-for-sale	(38)
Balance as of September 30, 2023	$9,699

(1)

Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level II versus Level III criteria. The level designation of each financial instrument is reassessed at the end of each period.

The following table presents the assets measured at fair value on a non-recurring basis on the Consolidated Balance Sheet by level within the fair value hierarchy. There were no assets measured at fair value on a non-recurring basis for the period ending September 30, 2023.

		December 31, 2022
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Individually analyzed loans held for investment	$-	$-	$1,143	$1,143
Other real estate owned	-	-	5,792	5,792

Collateral-Dependent Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. There were no estimated selling costs in the period ending  September 30, 2023.

Other Real Estate Owned ("OREO") – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property and is included in the above table as a Level II measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the fair value of OREO is categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral after foreclosure are included in net expenses from OREO.

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2023
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Loans held for sale	$632	$-	$632	$-	$632
Net loans	1,427,607	-	-	1,399,937	1,399,937

Financial liabilities:
Non-maturing deposits	$1,160,247	$1,160,247	$-	$-	$1,160,247
Time deposits	296,732	-	-	292,529	292,529
Other borrowings	11,912	-	-	11,912	11,912

	December 31, 2022
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,338,434	$-	$-	$1,298,814	$1,298,814

Financial liabilities:
Non-maturing deposits	$1,163,999	$1,163,999	$-	$-	$1,163,999
Time deposits	238,020	-	-	231,218	231,218
Other borrowings	12,059	-	-	12,059	12,059

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

In addition to the financial instruments included in the above tables, cash and cash equivalents, bank-owned life insurance, Federal Home Loan Bank (the “FHLB”) stock, other investments, mortgage servicing rights, accrued interest receivable, short-term borrowings, and accrued interest payable, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”) by component, net of tax, for the three and nine months ended September 30, 2023, and 2022, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale(a)
Balance as of June 30, 2023	$(20,630)
Other comprehensive loss	(5,796)
Balance at September 30, 2023	$(26,426)

Balance as of December 31, 2022	$(22,144)
Other comprehensive loss	(4,282)
Balance at September 30, 2023	$(26,426)

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale(a)
Balance as of June 30, 2022	$(17,591)
Other comprehensive loss	(7,489)
Balance at September 30, 2022	$(25,080)

Balance as of December 31, 2021	$3,462
Other comprehensive loss	(28,542)
Balance as of September 30, 2022	$(25,080)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the three and nine months ended September 30, 2023, and 2022.

NOTE 7 – INVESTMENTS

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$34,300	$52	$(3,007)	$31,345
Obligations of states and political subdivisions:
Taxable	500	-	-	500
Tax-exempt	150,918	3	(29,536)	121,385
Mortgage-backed securities in government-sponsored entities	7,147	-	(963)	6,184
Total	$192,865	$55	$(33,506)	$159,414

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Subordinated debt	$32,300	$3	$(2,139)	$30,164
Obligations of states and political subdivisions:
Taxable	500	-	-	500
Tax-exempt	151,896	49	(25,111)	126,834
Mortgage-backed securities in government-sponsored entities	8,302	-	(833)	7,469
Total	$192,998	$52	$(28,083)	$164,967

The amortized cost and fair value of investment securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,114	$1,113
Due after one year through five years	2,247	2,141
Due after five years through ten years	53,988	49,922
Due after ten years	135,516	106,238
Total	$192,865	$159,414

There were no investment securities sold during the three and nine months ended September 30, 2023, and 2022, respectively.

Investment securities with an approximate carrying value of $109.0 million and $89.9 million on September 30, 2023, and December 31, 2022, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$2,753	$(247)	$27,540	$(2,760)	$30,293	$(3,007)
Obligations of states and political subdivisions:
Taxable	500	-	-	-	500	-
Tax-exempt	15,307	(689)	101,276	(28,847)	116,583	(29,536)
Mortgage-backed securities in government-sponsored entities	202	(6)	5,982	(957)	6,184	(963)
Total	$18,762	$(942)	$134,798	$(32,564)	$153,560	$(33,506)

	December 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$12,638	$(1,129)	$8,790	$(1,010)	$21,428	$(2,139)
Obligations of states and political subdivisions:
Tax-exempt	75,343	(10,488)	41,138	(14,623)	116,481	(25,111)
Mortgage-backed securities in government-sponsored entities	6,153	(480)	1,316	(353)	7,469	(833)
Total	$94,134	$(12,097)	$51,244	$(15,986)	$145,378	$(28,083)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 40 securities in an unrealized loss position for less than twelve months and 171 securities in an unrealized loss position for twelve months or greater on September 30, 2023. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of September 30, 2023, no ACL was required on investment securities available for sale. Prior to the adoption of ASU 2016-13 there were no available for sale investment securities with an unrealized loss that suffered other than temporary (OTTI) during the year ended December 31, 2022.

Other investments, which primarily represents equity securities, totaled $958,000 and $915,000 at September 30, 2023 and December 31, 2022, respectively. The Company recognized a net gain (loss) on other investments of $48,000 and ($157,000) for the three and nine months ended September 30, 2023. The Company recognized a net loss on other investments of $57,000 and $96,000, respectively, for the three and nine months ended September 30, 2022. No other investments were sold during these periods.

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

The following tables summarize the primary segments of the loan portfolio (in thousands):

	September 30,	December 31,
	2023	2022

Commercial real estate:
Owner occupied	$185,593	$191,748
Non-owner occupied	382,676	380,580
Multifamily	82,578	58,251
Residential real estate	321,331	296,308
Commercial and industrial	214,334	195,602
Home equity lines of credit	127,494	128,065
Construction and Other	127,106	94,199
Consumer installment	7,481	8,119
Total loans	1,448,593	1,352,872
Less: Allowance for credit losses	(20,986)	(14,438)
Net loans	$1,427,607	$1,338,434

The Company’s loan portfolio is segmented to a level that allows management to monitor risk and performance. The portfolio is segmented into CRE, which is further segmented into CRE OO, CRE NOO, and Multifamily Residential; RRE; C&I; HELOC; Construction; and Consumer Installment Loans. The commercial real estate loan segments consist of loans made to finance the activities of commercial real estate owners and operators and certain agricultural loans. The residential real estate and HELOC loan segments consist of loans made to finance the activities of residential homeowners. The C&I loan segment consists of loans made to finance the activities of commercial customers and certain agricultural loans. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

Management uses a nine-point internal risk-rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as Pass rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but have potential weaknesses, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. A loan categorized as Doubtful contains all of the weaknesses as a Substandard loan with the added characteristic that the weaknesses are so pronounced that the collection or liquidation in full of both principal and interest is highly questionable or improbable. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination under ASC 326 as of September 30, 2023:

September 30, 2023
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$12,237	$38,017	$42,203	$25,523	$12,706	$44,919	$2,729	$178,334
Special Mention	-	2,290	-	-	18	-	-	2,308
Substandard	-	-	-	1,569	-	3,382	-	4,951
Total Owner occupied	$12,237	$40,307	$42,203	$27,092	$12,724	$48,301	$2,729	$185,593
Current-period gross charge-offs	$-	$-	$-	$-	$-	$46	$-	$46
Non-owner occupied
Pass	$40,520	$70,145	$44,145	$22,943	$34,788	$125,196	$561	$338,298
Special Mention	-	2,508	-	-	-	2,377	-	4,885
Substandard	-	-	-	-	3,647	31,312	-	34,959
Doubtful	-	-	647	-	3,887	-	-	4,534
Total Non-owner occupied	$40,520	$72,653	$44,792	$22,943	$42,322	$158,885	$561	$382,676
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$25,767	$25,893	$4,309	$10,550	$1,402	$14,590	$67	$82,578
Total Multifamily	$25,767	$25,893	$4,309	$10,550	$1,402	$14,590	$67	$82,578
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$40,205	$55,375	$80,717	$40,523	$20,200	$82,022	$755	$319,797
Substandard	-	-	121	-	25	1,388	-	1,534
Total Residential real estate	$40,205	$55,375	$80,838	$40,523	$20,225	$83,410	$755	$321,331
Current-period gross charge-offs	$-	$-	$-	$-	$-	$108	$-	$108
Commercial and industrial
Pass	$33,532	$45,807	$19,238	$27,433	$3,143	$7,029	$75,879	$212,061
Special Mention	-	-	-	-	-	-	184	184
Substandard	13	16	-	360	133	961	610	2,093
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$33,545	$45,823	$19,238	$27,793	$3,276	$7,986	$76,673	$214,334
Current-period gross charge-offs	$-	$-	$75	$-	$6	$4	$-	$85
Home equity lines of credit
Pass	$4,404	$143	$-	$18	$64	$2,087	$119,392	$126,108
Substandard	-	-	-	24	30	542	790	1,386
Total Home equity lines of credit	$4,404	$143	$-	$42	$94	$2,629	$120,182	$127,494
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and other
Pass	$40,918	$47,961	$21,795	$1,851	$3,441	$2,645	$2,047	$120,658
Special Mention	-	2,710	-	-	276	-	-	2,986
Substandard	-	-	420	-	1,921	-	1,121	3,462
Total Construction and other	$40,918	$50,671	$22,215	$1,851	$5,638	$2,645	$3,168	$127,106
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,485	$1,235	$444	$116	$84	$3,962	$-	$7,326
Substandard	-	-	-	-	-	155	-	155
Total Consumer installment	$1,485	$1,235	$444	$116	$84	$4,117	$-	$7,481
Current-period gross charge-offs	$-	$23	$-	$-	$-	$39	$-	$62
Total Loans	$199,081	$292,100	$214,039	$130,910	$85,765	$322,563	$204,135	$1,448,593

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

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of September 30, 2023 (in thousands):

	September 30, 2023
	Type of Collateral
	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Non-owner occupied	$4,534	$-	$-	$-	$4,534
Construction and other	-	-	513	-	513
Total	$4,534	$-	$513	$-	$5,047

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

The table above includes troubled debt restructuring totaling $3.3 million as of December 31, 2022. The amount allocated within the allowance for credit losses for these troubled debt restructurings was $72,000 as of December 31, 2022.

The following table presents the average recorded investment in impaired loans by class and interest income recognized by loan class under ASC 310, for the three-month period ended September 30, 2022 (in thousands):

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

The primary risk of commercial and industrial loans is related to deterioration in the cash flow of the business, which may result in the liquidation of the business assets securing the loan. C&I loans are, by nature, secured by less substantial collateral than secured real estate loans. The primary risk of real estate construction loans is potential delays and disputes during the completion process. The primary risk of residential real estate loans is current economic uncertainties. The primary risk of commercial real estate loans is the loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. Consumer installment loans historically have experienced higher delinquency rates. Consumer installments are typically secured by less substantial collateral than other types of credits.

Nonperforming assets are nonaccrual loans, including nonaccrual troubled debt restructurings (“TDR”), loans 90 and greater days past due, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about the collectability of interest and principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of principal and interest is doubtful. Payments received on nonaccrual loans are applied against the principal balance.

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
September 30, 2023	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$185,185	$319	$44	$45	$408	$185,593
Non-owner occupied	382,123	494	59	-	553	382,676
Multifamily	82,512	-	66	-	66	82,578
Residential real estate	319,289	1,268	555	219	2,042	321,331
Commercial and industrial	214,163	96	25	50	171	214,334
Home equity lines of credit	126,634	388	154	318	860	127,494
Construction and other	126,592	-	-	514	514	127,106
Consumer installment	7,447	34	-	-	34	7,481
Total	$1,443,945	$2,599	$903	$1,146	$4,648	$1,448,593

						Purchase
		30-59 Days	60-89 Days	90 Days+	Total	Credit	Total
December 31, 2022	Current	Past Due	Past Due	Past Due	Past Due	Impaired Loans	Loans

Commercial real estate:
Owner occupied	$191,748	$-	$-	$-	$-	$-	$191,748
Non-owner occupied	380,467	113	-	-	113	2,992	380,580
Multifamily	58,251	-	-	-	-	-	58,251
Residential real estate	293,698	2,093	111	406	2,610	24	296,308
Commercial and industrial	195,532	62	4	4	70	-	195,602
Home equity lines of credit	127,494	415	145	11	571	-	128,065
Construction and other	93,997	202	-	-	202	3,052	94,199
Consumer installment	8,096	23	-	-	23	-	8,119
Total	$1,349,283	$2,908	$260	$421	$3,589	$6,068	$1,352,872

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans (in thousands):

	September 30, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$259	$259	$-	$259
Non-owner occupied	4,534	-	4,534	-	4,534
Residential real estate	-	1,150	1,150	-	1,150
Commercial and industrial	-	281	281	-	281
Home equity lines of credit	-	824	824	-	824
Construction and other	514	-	514	-	514
Consumer installment	155	-	155	-	155
Total	$5,203	$2,514	$7,717	$-	$7,717

		90+ Days Past Due and
December 31, 2022	Nonaccrual	Accruing

Commercial real estate:
Owner occupied	$69	$-
Residential real estate	1,431	-
Commercial and industrial	186	-
Home equity lines of credit	191	-
Construction and other	68	-
Consumer installment	166	-
Total	$2,111	$-

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $211,000 and $414,000 for the three and nine months ended September 30, 2023, respectively. Interest income that would have been recorded had these loans not been placed on nonaccrual status was $39,000 and $120,000 for the three and nine months ended September 30, 2022, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the Nine Months Ended September 30, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	December 31, 2022	Adoption	Charge-offs	Recoveries	Provision	September 30, 2023
Loans:
Commercial real estate:
Owner occupied	$2,203	$811	$(46)	$4	$(269)	$2,703
Non-owner occupied	5,597	(1,206)	-	-	(314)	4,077
Multifamily	662	591	-	-	521	1,774
Residential real estate	2,047	2,744	(108)	-	618	5,301
Commercial and industrial	1,483	2,320	(85)	30	447	4,195
Home equity lines of credit	1,753	(1,031)	-	70	(66)	726
Construction and other	609	956	-	-	465	2,030
Consumer installment	84	197	(62)	110	(149)	180
Total	$14,438	$5,382	$(301)	$214	$1,253	$20,986

	For the Nine Months Ended September 30, 2022
	Allowance for Credit Losses
	Balance				Balance
	December 31, 2021	Charge-offs	Recoveries	Provision	September 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,836	$-	$4	$44	$1,884
Non-owner occupied	7,431	(150)	-	(1,583)	5,698
Multifamily	454	-	-	169	623
Residential real estate	1,740	-	61	448	2,249
Commercial and industrial	882	(30)	269	611	1,732
Home equity lines of credit	1,452	(25)	-	466	1,893
Construction and other	533	-	-	(104)	429
Consumer installment	14	(46)	107	(51)	24
Total	$14,342	$(251)	$441	$-	$14,532

	For the Three Months Ended September 30, 2023
	Allowance for Credit Losses
	Balance				Balance
	June 30, 2023	Charge-offs	Recoveries	Provision	September 30, 2023
Loans:
Commercial real estate:
Owner occupied	$3,413	$-	$1	$(711)	$2,703
Non-owner occupied	3,846	-	-	231	4,077
Multifamily	1,279	-	-	495	1,774
Residential real estate	5,114	-	-	187	5,301
Commercial and industrial	4,104	(25)	10	106	4,195
Home equity lines of credit	723	-	-	3	726
Construction and other	1,884	-	-	146	2,030
Consumer installment	228	-	30	(78)	180
Total	$20,591	$(25)	$41	$379	$20,986

	For the Three Months Ended September 30, 2022
	Allowance for Credit Losses
	Balance				Balance
	June 30, 2022	Charge-offs	Recoveries	Provision	September 30, 2022
Loans:
Commercial real estate:
Owner occupied	$1,803	$-	$1	$80	$1,884
Non-owner occupied	7,347	(150)	-	(1,499)	5,698
Multifamily	416	-	-	207	623
Residential real estate	1,853	-	34	362	2,249
Commercial and industrial	1,213	-	61	458	1,732
Home equity lines of credit	1,495	-	-	398	1,893
Construction and other	399	-	-	30	429
Consumer installment	24	-	36	(36)	24
Total	$14,550	$(150)	$132	$-	$14,532

The provision fluctuations during the nine months ended September 30, 2023, allocated to:

• residential, C&I, and construction loans are due to increases in outstanding balances.

• owner occupied CRE are due to a decrease in outstanding balances.

• non-owner occupied CRE are due to a decrease in reserves allocated using the individual allocation method to a historically problematic credit.

• multifamily fluctuation was driven by increases in the reserve because of an increase in adjusted historical loss rate and increased balances.

The provision fluctuations during the three months ended September 30, 2023, allocated to:

• residential, C&I, and construction loans are due to increases in outstanding balances.

• non-owner occupied CRE are due to an increase in loan balances.

• owner occupied CRE are due to a decrease in reserves allocated using the individual allocation method to two historically problematic credits and a decrease in pooled loans reserve due to a decrease in outstanding balances.

• multifamily are based on a decrease in the pooled loans reserve because of a moderate decline in outstanding loan balances.

The provision fluctuations during the three and nine months ended September 30, 2022, allocated to:

• non-owner occupied commercial loans due to a decrease in special mention and substandard credits.

• commercial and industrial loans are due to an increase in loans, excluding the impact of PPP forgiveness, coupled with an increase in the specific reserve on impaired loans.

• residential loans and home equity lines of credit are due to an increase in outstanding balances.

Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company implemented ASU 2022-02, which eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost basis of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023:

	For the Nine Months Ended September 30, 2023
	Modifications
			Payment	Interest Rate		Percentage of
			Deferral	Reduction		Total Loans
	Payment	Term	and Term	and Term		Held for
	Deferral	Extension	Extension	Past Due	Total	Investment

Commercial real estate:
Non-owner occupied	-	145	2,507	-	2,652	0.18%
Residential real estate	-	19,074	-	-	19,074	1.32%
Commercial and industrial	-	83	-	-	83	0.01%
Consumer installment	-	8	-	-	8	0.00%
Total	$-	$19,310	$2,507	$-	$21,817	1.51%

As of September 30, 2023, the Company did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

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

The following tables summarize troubled debt restructurings that did not meet the exemption criteria above (in thousands):

For the Three Months Ended
September 30, 2022
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Residential real estate	1	-	1	$27	$27

For the Nine Months Ended
September 30, 2022
	Number of Contracts			Pre-Modification	Post-Modification
	Term			Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Modification	Other	Total	Investment	Investment
Commercial and industrial	3	-	3	$1,252	$1,252

There were no subsequent defaults of troubled debt restructurings for the three and nine-month periods ended September 30, 2022.

ACL for Unfunded Commitments:

Upon adoption of CECL on January 1, 2023, the Company recorded a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans.   The liability for credit losses on these exposures is included in “Accrued interest payable and other liabilities” on the balance sheet.  Prior to the adoption of CECL, this type of liability was not recognized on the balance sheet.  The following table summarizes the ACL for unused commitments for the three and nine months ended September 30, 2023:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30,2023
ACL for unfunded commitments, beginning balance	$1,068	$-
CECL adoption	-	622
Provision for (reduction in) credit losses	748	1,194
ACL for unfunded commitments, ending balance	$1,816	$1,816

NOTE 9 – CONTINGENCIES

Cannabis Industry

We provide deposit services to customers who are licensed by the State of Ohio to do business in (or are related to) the Medical Marijuana Control Program as growers, processors, and dispensaries. Medical Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the State of Ohio. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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

NOTE 10 – BUSINESS COMBINATION

As described in Note 1, on December 1, 2022, the Company completed its merger with Liberty, pursuant to a previously announced definitive merger agreement. The Company accounted for the Liberty acquisition using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with purchase accounting. Due to the timing of the merger, the estimated fair value measurements remain preliminary. Management will continue to review the estimated fair values and expects to finalize its analysis of the acquired assets and assumed liabilities in the transaction within one year of the merger. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values. Any adjustments to carrying values will be recorded in goodwill. The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available.

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

At the time of the merger, the preliminary fair value of the loans was determined using the income approach. The loans' underlying characteristics were considered, and various assumptions were applied regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. Management reviewed the valuation approach, and during the second quarter of 2023, the Company utilized a discounted cash flow model to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach modeled the credit losses directly in the projected cash flows. As a result, the Company recorded an increase in the fair value of the loans of $4.5 million, along with a corresponding decrease to goodwill.

Middlefield recorded $21.1 million of goodwill associated with the purchase of Liberty.

The following table summarizes the purchase of Liberty as of December 31, 2022:

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

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed at fair value:

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

	Pro Formas	Pro Formas
	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2022
	(in thousands, except per share data)	(in thousands, except per share data)

Net interest income	$16,733	$48,112
Noninterest income	1,785	5,476
Net income	$5,267	$15,354
Pro forma earnings per share:
Basic	$0.63	$1.82
Diluted	$0.63	$1.82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on a variety of estimates and assumptions.  The estimates and assumptions involve judgments about a number of things, including future economic, competitive, cybersecurity, and financial market conditions, conflicts around the world, and future business decisions.  These matters are inherently subject to significant business, economic, and competitive uncertainties, all of which are difficult to predict and many of which are beyond the Company's control.  Although the Company believes its estimates and assumptions are reasonable, actual results could vary materially from those shown.  The inclusion of forward-looking information does not constitute a representation by the Company or any other person that the indicated results will be achieved.  Investors are cautioned not to place undue reliance on forward-looking information.

These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results in these forward-looking statements.

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Company as reflected on the unaudited Consolidated Balance Sheet as of September 30, 2023, as compared with December 31, 2022, and operating results for the three and nine month periods ended September 30, 2023, and 2022. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2023 Nine-Month Financial Highlights (on a year-over-year basis unless noted):

●	Net income increased 13.6% to a record $13.8 million
●	Earnings were $1.70 per diluted share compared to $2.08 per diluted share, reflecting a 38.6% increase in the average diluted shares outstanding related to the Liberty Bancshares, Inc. merger
●	Pre-tax, pre-provision net income increased 28.6% to a record $19.0 million(1)
●	Net interest income increased 38.0% to a record $49.8 million
●	Net interest margin improved by 13 basis points to 4.15%, compared to 4.02%
●	Noninterest income increased 17.5% to $5.1 million
●	Total loans were a record $1.45 billion, compared to $1.35 billion at December 31, 2022
●	Total deposits were a record $1.46 billion, compared to $1.40 billion at December 31, 2022
●	Return on average assets was 1.06%, compared to 1.24%
●	Return on average equity was 9.43%, compared to 11.96%
●	Return on average tangible common equity(1) was 11.92%, compared to 13.59%
●	Strong asset quality with nonperforming assets to total assets of 0.75%, compared to 0.78%
●	Allowance for credit losses was 1.45% of total loans, compared to 1.46%
●	Equity to assets increased to 10.80% from 9.09%

(1)	See non-GAAP reconciliation under the section “GAAP to Non-GAAP Reconciliations”

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended					For the Nine Months Ended
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Sep 30,	Sep 30,
	2023	2023	2023	2022	2022	2023	2022
Per common share data
Net income per common share - basic	$0.47	$0.63	$0.60	$0.53	$0.73	$1.71	$2.08
Net income per common share - diluted	$0.47	$0.63	$0.60	$0.53	$0.73	$1.70	$2.08
Dividends declared per share	$0.20	$0.20	$0.20	$0.30	$0.17	$0.60	$0.51
Book value per share (period end)	$23.94	$24.38	$24.13	$23.98	$21.30	$23.94	$21.30
Tangible book value per share (period end) (1) (2)	$18.62	$19.02	$19.29	$19.19	$18.48	$18.62	$18.48
Dividends declared	$1,619	$1,616	$1,605	$2,514	$983	$4,841	$2,976
Dividend yield	3.12%	2.99%	2.89%	4.34%	2.49%	3.16%	2.52%
Dividend payout ratio	42.21%	31.74%	32.78%	71.79%	23.13%	35.02%	24.45%
Average shares outstanding - basic	8,092,494	8,088,793	8,138,771	6,593,616	5,792,773	8,106,517	5,840,757
Average shares outstanding - diluted	8,101,306	8,101,984	8,152,629	6,610,907	5,805,799	8,115,329	5,853,783
Period ending shares outstanding	8,092,576	8,088,793	8,088,793	8,245,235	5,767,803	8,092,576	5,767,803

Selected ratios
Return on average assets (Annualized)	0.86%	1.17%	1.16%	0.97%	1.32%	1.06%	1.24%
Return on average equity (Annualized)	7.73%	10.41%	10.19%	9.35%	12.94%	9.43%	11.96%
Return on average tangible common equity (1) (3)	9.91%	13.12%	12.77%	11.13%	14.79%	11.92%	13.59%
Efficiency (4)	65.65%	61.27%	62.44%	72.75%	61.07%	63.10%	61.79%
Equity to assets at period end	10.80%	11.26%	11.30%	11.71%	9.09%	10.80%	9.09%
Noninterest expense to average assets	0.68%	0.69%	0.69%	0.86%	0.69%	2.06%	1.96%

(1) See section “GAAP to Non-GAAP Reconciliations” for the reconciliation of GAAP performance measures to non-GAAP measures.
(2) Calculated by dividing tangible common equity by shares outstanding.
(3) Calculated by dividing annualized net income for each period by average tangible common equity.
(4) The efficiency ratio is calculated by dividing noninterest expense less amortization of intangibles by the sum of net interest income on a fully taxable-equivalent basis plus noninterest income.

	For the Three Months Ended					For the Nine Months Ended
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Sep 30,	Sep 30,
Yields	2023	2023	2023	2022	2022	2023	2022
Interest-earning assets:
Loans receivable (1)	5.82%	5.96%	5.45%	5.11%	4.78%	5.75%	4.66%
Investment securities (1)	4.09%	4.08%	4.11%	3.83%	3.90%	4.08%	3.69%
Interest-earning deposits with other banks	4.13%	3.98%	3.46%	3.42%	2.06%	3.85%	0.82%
Total interest-earning assets	5.58%	5.69%	5.22%	4.88%	4.55%	5.50%	4.30%
Deposits:
Interest-bearing demand deposits	1.51%	1.11%	0.83%	0.83%	0.22%	1.20%	0.17%
Money market deposits	2.94%	2.21%	1.52%	1.00%	0.46%	2.29%	0.47%
Savings deposits	0.58%	0.73%	1.03%	0.49%	0.19%	0.80%	0.10%
Certificates of deposit	3.27%	2.35%	1.71%	1.30%	0.96%	2.50%	0.89%
Total interest-bearing deposits	2.16%	1.60%	1.28%	0.87%	0.43%	1.70%	0.39%
Non-Deposit Funding:
Borrowings	5.66%	5.26%	4.78%	4.25%	2.94%	5.30%	2.61%
Total interest-bearing liabilities	2.48%	2.02%	1.52%	1.02%	0.50%	2.03%	0.43%
Cost of deposits	1.53%	1.09%	0.84%	0.57%	0.29%	1.16%	0.26%
Cost of funds	1.80%	1.43%	1.02%	0.68%	0.34%	1.42%	0.29%
Net interest margin (2)	3.88%	4.34%	4.26%	4.23%	4.23%	4.15%	4.02%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

GAAP to Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2023	2023	2023	2022	2022

Stockholders' equity	$193,749	$197,227	$195,165	$197,691	$122,855
Less goodwill and other intangibles	43,103	43,368	39,171	39,436	16,242
Tangible common equity	$150,646	$153,859	$155,994	$158,255	$106,613

Shares outstanding	8,092,576	8,088,793	8,088,793	8,245,235	5,767,803
Tangible book value per share	$18.62	$19.02	$19.29	$19.19	$18.48

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Nine Months Ended

	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Sep 30,	Sep 30,
	2023	2023	2023	2022	2022	2023	2022

Average stockholders' equity	$196,795	$196,183	$194,814	$148,616	$130,263	$196,074	$136,090
Less average goodwill and other intangibles	43,232	40,522	39,300	23,731	16,280	41,018	16,357
Average tangible common equity	$153,563	$155,661	$155,514	$124,885	$113,983	$155,056	$119,733

Net income	$3,836	$5,092	$4,897	$4,896	$3,502	$13,825	$12,171
Return on average tangible common equity (annualized)	9.91%	13.12%	12.77%	11.13%	14.79%	11.92%	13.59%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Nine Months Ended

	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Sep 30,	Sep 30,
	2023	2023	2023	2022	2022	2023	2022

Net income	$3,836	$5,092	$4,897	$3,502	$4,249	$13,825	$12,171
Add income taxes	703	986	989	651	1,010	2,678	2,569
Add provision for credit losses	1,127	814	507	-	-	2,449	-
PTPP	$5,666	$6,892	$6,393	$4,153	$5,259	$18,952	$14,740

Financial Condition

General. The Company’s total assets on September 30, 2023 were $1.79 billion, an increase of $105.7 million from December 31, 2022. For the same period, loans increased by $95.7 million, cash and cash equivalents increased by $11.7 million, and investment securities decreased by $5.6 million. Stockholders’ equity decreased by $3.9 million, or 2.0%, primarily as a result of an increase in treasury stock. Excluding the increase in treasury stock, total stockholders’ equity decreased by $564,000.

Cash and cash equivalents. Cash and cash equivalents increased $11.7 million to $65.5 million on September 30, 2023, from $53.8 million on December 31, 2022. The increase in cash and cash equivalents is primarily due to an increase in deposits and borrowings, and partially offset by an increase in loans. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on September 30, 2023, totaled $159.4 million, a decrease of $5.6 million, or 3.37%, from $165.0 million on December 31, 2022. Securities purchased were $2.0 million, and there were no sales of securities for the nine months ended September 30, 2023. During this period, the Company recorded repayments, calls, and maturities of $1.7 million and a decrease in the net unrealized holding loss through AOCI of $4.3 million.

On September 30, 2023, the Company held $31.3 million at fair value of subordinated debt in other banks, as compared to $30.2 million on December 31, 2022. The average yield on this portfolio was 4.98% on September 30, 2023, as compared to 4.79% on December 31, 2022.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 76.14% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Loans increased $95.7 million, or 7.08%, to $1.45 billion as of September 30, 2023. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	September 30,	December 31,
	2023	2022	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$185,593	$191,748	$(6,155)	(3.21%)	12.81%
Non-owner occupied	382,676	380,580	2,096	0.55%	26.42%
Multifamily	82,578	58,251	24,327	41.76%	5.70%
Residential real estate	321,331	296,308	25,023	8.44%	22.18%
Commercial and industrial	214,334	195,602	18,732	9.58%	14.80%
Home equity lines of credit	127,494	128,065	(571)	(0.45%)	8.80%
Construction and Other	127,106	94,199	32,907	34.93%	8.77%
Consumer installment	7,481	8,119	(638)	(7.86%)	0.52%
Total loans	1,448,593	1,352,872	95,721	7.08%	100.00%
Less: Allowance for credit losses	(20,986)	(14,438)	6,548	45.35%

Net loans	$1,427,607	$1,338,434	$89,173	6.66%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There were $632,000 in loans held for sale at September 30, 2023, and no loans held for sale at December 31, 2022. The Company recorded gains on the sale of these loans totaling $74,000 based on proceeds of $4.0 million for the nine months ended September 30, 2023.

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. On September 30, 2023, non-owner-occupied commercial real estate loans (including construction, land, and land development loans) represented 294.5% of total risk-based capital. Construction, land, and land development loans represent 63.4% of total risk-based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes in cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial loans are the financial condition of the borrower, sufficiency of collateral and timeliness of scheduled payments. We have a policy that requires a periodic review of financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios as defined by regulatory requirements.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of September 30, 2023, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On September 30, 2023, unused line of credit commitments decreased by $21.1 million, or 4.75%, from December 31, 2022. The commercial unused line of credit commitments were $279.4 million as of September 30, 2023, compared to $309.7 million on December 31, 2022.

Allowance for Credit Losses and Asset Quality. The ACL increased by $6.5 million, or 45.35%, to $21.0 million on September 30, 2023, from $14.4 million on December 31, 2022. The increase was primarily due to the adoption of CECL. As a result, on January 1, 2023, the allowance for credit losses increased by $5.4 million. For the nine months ended September 30, 2023, net loan recoveries (charge-offs) totaled ($87,000), or (0.01%) of average loans, annualized, compared to $190,000 or 0.02% of average loans, annualized, for the same period in 2022. The allocation of the provision for credit losses associated with loans was $1.3 million for the nine months ended September 30, 2023. The ratio of the allowance for credit losses to nonperforming loans was 271.9% as of September 30, 2023, compared to 393.6% for the same period in the prior year. The allowance for credit losses to total loans ratio decreased from 1.46% as of September 30, 2022, to 1.45% as of September 30, 2023.

Management analyzes the adequacy of the allowance for credit losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for credit losses is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the current hostilities in Ukraine and the resulting increased uncertainty characterized by persistent inflation. The direct impacts of the pandemic and related economic disruptions, which previously dominated our risk analysis, have lessened. Geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. Increasing interest rates could potentially impact the valuations of assets that collateralize our loans. Recent market liquidity events have added uncertainty, and the Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the allowance for credit losses is appropriately stated as of September 30, 2023. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the Three Months Ended September 30,
	2023			2022
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$186,280	$1	0.00%	$120,975	$1	0.00%
Non-owner occupied	383,282	-	0.00%	287,194	(150)	(0.21%)
Multifamily	70,399	-	0.00%	33,645	-	0.00%
Residential real estate	315,957	-	0.00%	247,306	34	0.05%
Commercial and industrial	211,302	(15)	(0.03%)	142,350	61	0.17%
Home equity lines of credit	126,870	-	0.00%	113,162	-	0.00%
Construction and other	122,665	-	0.00%	34,907	-	0.00%
Consumer installment	8,619	30	1.39%	8,150	36	1.77%
Total	$1,425,375	$16	0.00%	$987,689	$(18)	(0.01%)

	For the Nine Months Ended September 30,
	2023			2022
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$182,368	$(42)	(0.03%)	$115,291	$4	0.00%
Non-owner occupied	375,232	-	0.00%	282,315	(150)	(0.07%)
Multifamily	68,920	-	0.00%	34,358	-	0.00%
Residential real estate	309,321	(108)	(0.05%)	241,962	61	0.03%
Commercial and industrial	206,864	(55)	(0.04%)	146,754	239	0.22%
Home equity lines of credit	124,205	70	0.08%	108,503	(25)	(0.03%)
Construction and other	120,089	-	0.00%	43,608	-	0.00%
Consumer installment	8,438	48	0.76%	7,998	61	1.02%
Total	$1,395,438	$(87)	(0.01%)	$980,787	$190	0.02%

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

	Asset Quality History

(Dollar amounts in thousands)	September 30, 2023	December 31, 2022

Nonperforming loans	$7,717	$2,111
Other real estate owned	5,792	5,821
Nonperforming assets	$13,509	$7,932

Allowance for credit losses (a)	$20,986	14,438

Ratios:
Nonperforming loans to total loans	0.53%	0.16%
Nonperforming assets to total assets	0.75%	0.47%
Allowance for credit losses to total loans	1.45%	1.07%
Allowance for credit losses to nonperforming loans	271.95%	683.94%

Total loans	$1,448,593	$1,352,872
Total assets	$1,793,420	$1,687,682

(a)	The allowance for credit losses under CECL method is used for the period ended September 30, 2023, while periods prior use the incurred loss methodology

Nonperforming loans secured by real estate totaled $6.8 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively.

A major factor in determining the appropriateness of the allowance for credit losses is the type of collateral that secures the loans. Of the total nonperforming loans on September 30, 2023, 87.7% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.46 billion or 92.9% of the Company’s total average funding sources at September 30, 2023. Total deposits increased $55.0 million on September 30, 2023, from $1.40 billion on December 31, 2022. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	September 30,	December 31,
	2023	2022	$ change	% change

Noninterest-bearing demand	$424,055	$503,907	$(79,852)	(15.85%)
Interest-bearing demand	243,973	164,677	79,296	48.15%
Money market	275,766	187,498	88,268	47.08%
Savings	216,453	307,917	(91,464)	(29.70%)
Time	296,732	238,020	58,712	24.67%
Total deposits	$1,456,979	$1,402,019	$54,960	3.92%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $53.5 million on September 30, 2023 and $5.0 million on December 31, 2022.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $381.3 million, or 26.17% of total deposits, at September 30, 2023 and approximately $346.8 million, or 24.7% of total deposits, at December 31, 2022.

States and political subdivisions in the U.S. deposits (“Public funds”) compared to total deposits were $163.8 million, or 11.24% at September 30, 2023 and $169.5 million, or 12.1% at December 31, 2022.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased by $53.0 million to $118 million as of September 30, 2023, compared to $65 million at December 31, 2022. Other borrowings were relatively unchanged at $12.0 million as of September 30, 2023 and December 31, 2022.

Stockholders’ equity. Stockholders’ equity decreased $3.9 million, or 1.99%, to $193.7 million at September 30, 2023 from $197.7 million at December 31, 2022. This decrease was primarily the result of a $4.5 million increase in treasury stock due to repurchasing 164,221 common shares during the nine months ended September 30, 2023, $4.8 million of cash dividends paid, a cumulative impact adjustment of $4.4 million for the adoption of CECL on January 1, 2023, and $4.3 million in other comprehensive loss due to an increase in the unrealized losses on investment securities available for sale. These changes were partially offset by $13.8 million in net income.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $18.62 at September 30, 2023 compared to $18.48 at September 30, 2022 and $19.19 at December 31, 2022. Tangible equity has been impacted by the unrealized losses of the Company’s available for sale investment securities portfolio. The market value decline was a result of tightening of monetary policy by the Federal Reserve Board beginning in March of 2022. Net unrealized losses from available for sale investment securities were $33.5 million as of September 30, 2023, compared to net unrealized losses of $31.7 million at September 30, 2022, and net unrealized losses of $28.0 million at December 31, 2022.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2023, was $3.8 million, a $400,000, or 9.72%, decrease from the amount earned during the same period in 2022. Diluted earnings per share for the quarter was $0.47 for the three months ended September 30, 2023 and $0.73 for the same period in 2022. Net income for the nine months ended September 30, 2023, was $13.8 million, a $1.7 million, or 13.6%, increase from the amount earned during the same period in 2022. Diluted earnings per share for the quarter was $1.70 for the nine months ended September 30, 2023 and $2.08 for the same period in 2022.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest-earning assets and interest-bearing liabilities. Management reviews and periodically adjusts the mix of interest-earning assets and interest-bearing liabilities, to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect the Company’s net interest income. Management’s goal is to maintain a balance between steady net interest income growth and the risks associated with interest rate fluctuations.

Net interest income for the three months ended September 30, 2023, totaled $16.0 million, an increase of 26.7% from that reported in the comparable period of 2022. The net interest margin was 3.88% for the three months ended September 30, 2023, a decrease of 35 basis points for the same period of 2022. The decrease in the net interest margin is attributable to an increase in the average balance of interest-bearing deposits of $290.6 million, coupled with a 162-basis point increase in the yield earned on those deposits. This was partially offset by a $437.7 million increase in the average balance of loans receivable, coupled with a 104-basis point increase in the rate paid on those loans.

Net interest income for the nine months ended September 30, 2023, totaled $49.8 million, an increase of 38.1% from that reported in the comparable period of 2022. The net interest margin was 4.15% for the first nine months of 2023, an increase of 13 basis points for the same period of 2022. The increase in the net interest margin is attributable to an increase in the average balance of loans of $414.7 million, coupled with a 109-basis point increase in the yield earned on those loans. This was partially offset by a $201.4 million increase in the average balance of interest-bearing deposits, coupled with a 129-basis point increase in the rate paid on those deposits.

The Company is currently in a liability-sensitive position and expects to remain so for the next two year outlook period. An increase in rates should lead to an expansion of net interest margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of the Company’s liability sensitivity is due to deposit account increase in cost of funds. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of September 30, 2023, nearly all loan contracts with floor rates exceed their contractual floor rates and are repricing accordingly with rising interest rates. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $9.5 million or 70.0%, for the three months ended September 30, 2023, compared to the same period in the prior year. This is attributable to a $9.0 million increase in interest and fees on loans, a $215,000 increase in interest on federal funds sold, and an increase of $166,000 in interest on interest-earning deposits in other institutions. The average balance of investment securities decreased by $5.6 million, or 3.28%, and the 4.09% yield on the investment portfolio increased by 19 basis points, from 3.90%, for the same period in the prior year.

Interest and dividend income increased $27.6 million or 71.3%, for the nine months ended September 30, 2023, compared to the same period in the prior year. This is attributable to a $25.8 million increase in interest and fees on loans, $688,000 increase in interest on interest-earning deposits, and an increase of $578,000 in interest on federal funds sold. The average balance of investment securities decreased by $5.1 million, or 2.91%, and the 4.08% yield on the investment portfolio increased by 39 basis points, from 3.69%, for the same period in the prior year.

Interest expense. Interest expense increased by $6.1 million, or 633.8%, for the three months ended September 30, 2023, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $4.8 million and a $1.3 million increase in short-term and other borrowings expenses. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $290.6 million, or 39.17%. This increase is mainly attributable to an increase of 231 basis points in the rates paid on certificates of deposits and an increase of 248 basis points on the rates paid on money market deposits. The increase in short-term borrowing expenses is a result of the Bank taking on FHLB advances during the third quarter of 2023.

Interest expense increased by $13.8 million, or 541.8%, for the nine months ended September 30, 2023, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $10.2 million and a $3.6 million increase in short-term and other borrowings expense. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $201.4 million, or 24.9%. This increase is mainly attributable to an increase of 161 basis points in the rates paid on certificates of deposits and an increase of 182 basis points in the rates paid on money market deposits. The increase in short-term borrowings expense is a result of the Bank taking on FHLB advances during the nine months ended September 30, 2023.

Provision for credit losses. The provision for credit losses represents the charge to income necessary to adjust the allowance for credit losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a provision for credit losses of $1.1 million was recorded for the three months ended September 30, 2023, including a provision for credit losses on loans of $379,000 and a reserve for unfunded commitments of $748,000. There was no provision recorded for the three months ended September 30, 2022. The provision for credit losses for the three months ended September 30, 2023 was primarily driven by the implementation of CECL on January 1, 2023 as well as loan growth and an increase in unfunded commitments.

A provision for credit losses of $2.4 million was recorded for the nine months ended September 30, 2023, including a provision for credit losses on loans of $1.2 million and a reserve for unfunded commitments of $1.2 million. There was no provision recorded for the nine months ended September 30, 2022. The provision for credit losses for the three months ended September 30, 2023 was primarily driven by the implementation of CECL on January 1, 2023 as well as loan growth and an increase in unfunded commitments

The ACL to total loans for the quarter ended September 30, 2023, was 1.45%, compared to 1.46% during the same period in the prior year. The Company remains confident in its conservative and disciplined approach to credit and risk management.

Noninterest income. Noninterest income increased by $271,000, or 17.5%, for the three months ended September 30, 2023, over the comparable 2022 period. This increase was the result of a $110,000 increase in gross rental income from an OREO property, a $105,000 increase in gain (loss) on equity securities, a $99,000 increase in earnings on bank-owned life insurance, and a $38,000 increase in gain on sale of loans. These increases were partially offset by a $50,000 decrease in service charges on deposit accounts and a $43,000 decrease in revenue from investment services.

Noninterest income increased by $756,000, or 17.5%, for the nine months ended September 30, 2023, over the comparable 2022 period. This $756,000 increase was the result of a $305,000 increase in earnings on bank-owned life insurance, a $290,000 increase in rental income from an OREO property, a $145,000 increase in other income, and a $46,000 increase in gain on sale of loans. These increases were partially offset by a $61,000 increase in loss on equity securities.

Noninterest expense. Noninterest expense of $12.1 million for the third quarter of 2023 was 36.4%, or $3.2 million higher than the third quarter of 2022, primarily due to the $1.5 million increase in salaries and employee benefits, a $551,000 increase in other expense, a $265,000 increase in professional fees and a $241,000 increase in occupancy expense. The increases are primarily attributable to the merger that occurred in December 2022. The Company also recognized $195,000 in gross OREO expenses in the nine months ended September 30, 2023.

Noninterest expense of $36.0 million for the nine months ended September 30, 2023 was 40.0%, or $10.3 million higher over the comparable 2022 period, primarily due to the $5.2 million increase in salaries and employee benefits, a $1.7 increase in other expense, a $765,000 increase in data processing and information technology costs, and a $590,000 increase in advertising expense due to the merge that occurred in December 2022 and operating a larger organization. The Company also recognized $390,000 in gross OREO expenses in 2023.

To date, the Bank has not experienced any material losses related to cyber-attacks or other information security breaches; however, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. On April 12, 2023, a cyber-attack resulted in a disruption to the computer systems of the Bank. The Bank took immediate action to remediate the security vulnerability and retained a cybersecurity firm to investigate the nature and scope of the incident. The majority of the Bank’s products and services were operational throughout, and since that date, restoration efforts have been completed and normal operations have resumed. The Bank has put additional security measures in place and continuously monitors for suspicious activity. The investigation is ongoing. The Company does not expect this incident to have a material impact on its business operations or financial results.

Provision for income taxes. The Company recognized $703,000 in income tax expense for the three months ended September 30, 2023, which reflected an effective tax rate of 15.5%, as compared to $1.0 million in income tax expense with an effective tax rate of 19.2% for the comparable 2022 period. The Company recognized $2.7 million in income tax expense for the nine months ended September 30, 2023, which reflected an effective tax rate of 16.2%, as compared to $2.6 million in income tax expense with an effective tax rate of 17.4% for the comparable 2022 period.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spreads and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages, the average loan balances include nonaccrual loans and exclude the allowance for credit losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended September 30,
	2023			2022

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,425,375	$20,899	5.82%	$987,689	$11,892	4.78%
Investment securities ⁽¹⁾	166,671	1,457	4.09%	172,316	1,431	3.90%
Interest-earning deposits with other banks ⁽²⁾	68,587	714	4.13%	46,938	244	2.06%
Total interest-earning assets	1,660,633	23,070	5.58%	1,206,943	13,567	4.55%
Noninterest-earning assets	115,353			73,753
Total assets	$1,775,986			$1,280,696
Interest-bearing liabilities:
Interest-bearing demand deposits	256,153	975	1.51%	162,878	91	0.22%
Money market deposits	259,802	1,928	2.94%	155,095	180	0.46%
Savings deposits	225,216	327	0.58%	249,898	119	0.19%
Certificates of deposit	291,409	2,402	3.27%	174,091	422	0.96%
Short-term borrowings	91,201	1,258	5.47%	8,554	44	2.04%
Other borrowings	11,940	213	7.08%	12,530	112	3.55%
Total interest-bearing liabilities	$1,135,721	$7,103	2.48%	$763,046	$968	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$431,775			$382,351
Other liabilities	11,695			5,036
Stockholders' equity	196,795			130,263
Total liabilities and stockholders' equity	$1,775,986			$1,280,696
Net interest income		$15,967			$12,599
Interest rate spread ⁽³⁾			3.10%			4.05%
Net interest margin ⁽⁴⁾			3.88%			4.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			146.22%			158.17%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $270 and $277 for the three months ended September 30, 2023 and 2022, respectively.
(2) Includes dividends received on restricted stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2023, and 2022, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2023 versus 2022
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$5,273	$3,734	$9,007
Investment securities	(55)	81	26
Interest-earning deposits with other banks	112	358	470
Total interest-earning assets	$5,330	$4,173	$9,503

Interest-bearing liabilities:
Interest-bearing demand deposits	$52	$832	$884
Money market deposits	121	1,627	1,748
Savings deposits	(12)	220	208
Certificates of deposit	284	1,696	1,980
Short-term borrowings	425	789	1,214
Other borrowings	(5)	106	101
Total interest-bearing liabilities	$865	$5,270	$6,135

Net interest income	$4,465	$(1,097)	$3,368

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spreads and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages, the average loan balances include nonaccrual loans and exclude the allowance for credit losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Nine Months Ended September 30,
	2023			2022

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,395,438	$59,935	5.75%	$980,787	$34,145	4.66%
Investment securities ⁽¹⁾	168,049	4,353	4.08%	173,094	4,055	3.69%
Interest-earning deposits with other banks ⁽²⁾	66,730	1,924	3.85%	72,851	448	0.82%
Total interest-earning assets	$1,630,217	$66,212	5.50%	$1,226,732	$38,648	4.30%
Noninterest-earning assets	115,627			82,733
Total assets	$1,745,844			$1,309,465
Interest-bearing liabilities:
Interest-bearing demand deposits	$216,044	1,934	1.20%	$164,337	$210	0.17%
Money market deposits	234,236	4,005	2.29%	175,024	620	0.47%
Savings deposits	267,951	1,608	0.80%	256,762	197	0.10%
Certificates of deposit	263,448	4,925	2.50%	184,165	1,220	0.89%
Short-term borrowings	86,670	3,373	5.20%	2,851	44	2.06%
Other borrowings	11,990	539	6.01%	12,806	262	2.74%
Total interest-bearing liabilities	$1,080,339	$16,384	2.03%	$795,945	$2,553	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$458,086			$372,343
Other liabilities	11,345			5,087
Stockholders' equity	196,074			136,090
Total liabilities and stockholders' equity	$1,745,844			$1,309,465
Net interest income		$49,828			$36,095
Interest rate spread ⁽³⁾			3.47%			3.87%
Net interest margin ⁽⁴⁾			4.15%			4.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			150.90%			154.12%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $824 and $768 for the nine months ended September 30, 2023 and 2022, respectively.
(2) Includes dividends received on restricted stock.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2023, and 2022, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2023 versus 2022
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$14,452	$11,338	$25,790
Investment securities	(113)	411	298
Interest-earning deposits with other banks	(38)	1,514	1,476
Total interest-earning assets	$14,301	$13,263	$27,564

Interest-bearing liabilities:
Interest-bearing demand deposits	$66	$1,658	$1,724
Money market deposits	208	3,177	3,385
Savings deposits	8	1,403	1,411
Certificates of deposit	528	3,177	3,705
Short-term borrowings	1,291	2,038	3,329
Other borrowings	(17)	294	277
Total interest-bearing liabilities	$2,084	$11,747	$13,831

Net interest income	$12,217	$1,516	$13,733

LIQUIDITY

Management's objective in managing liquidity is to continue meeting the cash flow needs of banking customers, such as new or increased borrowings or deposit withdrawals, as well as the Company’s financial commitments, while doing so at a reasonable cost and in a timely manner. The principal sources of liquidity are customer deposits, loan re-payments, maturing and principal reductions and sales of securities available for sale, and federal funds sold, which generate cash that the Company deposits with banks. While investment securities available for sale are generally considered as a source of cash, in the current interest rate environment, it is unlikely that any of these securities would be sold for funding needs. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, and the adjustment of interest rates to obtain deposits.

At September 30, 2023, the additional borrowing capacity at the FHLB was $427.7 million, as compared to $380.8 million on December 31, 2022. Considering the Company’s strong capital levels, robust liquidity, and diverse loans and deposit portfolios, along with the maximum borrowing capacity of $570.7 million at the FHLB, the Company did not need to use the Federal Reserve’s Bank Term Funding Program. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At September 30, 2023, total net available liquidity was $732.8 million, which accounted for 50.30% of total deposits. At September 30, 2023, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of September 30, 2023. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the nine months ended September 30, 2023, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the provision for credit losses, origination and proceeds from the sale of loans held for sale, amortization of CDI, earnings on bank-owned life insurance, accretion of net deferred loan fees, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows.

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for investment securities available for sale, individually analyzed loans, and other real estate owned that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management believes that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the inflation rate. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. Please refer to item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on interest rate risk.

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

REGULATORY CAPITAL REQUIREMENTS

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank and thrift holding companies. The net unrealized gain or loss on available for sale securities is generally not included in computing regulatory capital. To avoid limitations on capital distributions, including dividend payments, the Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. Within the tabular presentation that follows is the adequately capitalized ratio plus a 2.50% capital conservation buffer.

The Bank and the Company met each of the well-capitalized ratio guidelines as of September 30, 2023. The following table indicates the capital ratios for the Bank and the Company as of September 30, 2023, and December 31, 2022, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of September 30, 2023
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.59%	11.97%	11.97%	13.22%
Middlefield Banc Corp.	10.68%	12.18%	11.66%	13.44%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2022
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	11.16%	12.63%	12.63%	13.61%
Middlefield Banc Corp.	11.30%	12.80%	12.25%	13.78%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors and senior management. This committee meets quarterly, and generally monitors various asset and liability management policies and strategies.

Interest Rate Sensitivity Simulation Analysis

The Company engages an external consultant to facilitate net interest income simulation modeling on a quarterly basis. This modeling measures interest rate risk and sensitivity. The Asset and Liability Management Committee of the Company believes the various rate scenarios of the simulation modeling enable the Company to more accurately evaluate and manage the exposure of interest rate fluctuations on net interest income, the yield curve, various loan and mortgage-backed security prepayments, and deposit decay assumptions.

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

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at September 30, 2023, and December 31, 2022, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the September 30, 2023, and December 31, 2022 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2023, and December 31, 2022, for portfolio equity.

	September 30, 2023		December 31, 2022
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(3.10%)	(8.10%)	(0.50%)	(2.80%)
-100bp	1.13%	1.50%	(0.30%)	(1.30%)

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2023, have remained unchanged from December 31, 2022. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for the investment securities available for sale, loan portfolios, and unfunded commitments. Please refer to Note 1 - Basis of Presentation for further discussion on significant accounting policies.

Item 4. Controls and Procedures

Controls and Procedures Disclosure

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the Company's repurchases of common shares for the three months ended September 30, 2023:

In thousands, except per share data Period	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

July 1-31	-	$-	-	293,910
August 1-31	-	-	-	293,910
September 1-30	-	-	-	293,910
Total	-	$-

(a) In February 2022, the Board of Directors authorized the repurchase of up to 300,000 of common stock under the Company's repurchase program (the "Program") to enhance the value of Company stock and manage its capital. In February 2023, the Board of Directors authorized the Company to repurchase an additional 300,000 shares under the Program. The Company has completed the repurchase of 306,090 shares under the Program through September 30, 2023. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other information
During the three months ended September 30, 2023, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2023

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1	[reserved]

10.2	[reserved]

10.3*	Change in Control Agreement between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 1, 2022

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1	[reserved]

10.4.2	[reserved]

10.4.3	[reserved]

10.4.4*	Severance Agreement between Middlefield Banc Corp. and Alfred F. Thompson, Jr., dated January 7, 2008	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.4.5*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Allen	Incorporated by reference to Exhibit 10.4.5 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on November 5, 2019

10.4.6	[reserved]

10.4.7*	Amended change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8	[reserved]

10.9	[reserved]

10.10	[reserved]

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13	[reserved]

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: November 13, 2023	By: /s/ James R. Heslop, II

----------------------------------------

James R. Heslop, II

Chief Executive Officer

Date: November 13, 2023	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President, Chief Financial Officer