Form 10-Q
period 2024-03-31
MIDDLEFIELD BANC CORP
filed 2024-05-14
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Outstanding at May 14, 2024: 8,067,144

 MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Cash and due from banks	$44,816	$56,397
Federal funds sold	1,438	4,439
Cash and cash equivalents	46,254	60,836
Investment securities available for sale, at fair value	167,890	170,779
Other investments	907	955
Loans:
Commercial real estate:
Owner occupied	178,543	183,545
Non-owner occupied	398,845	401,580
Multifamily	81,691	82,506
Residential real estate	331,480	328,854
Commercial and industrial	227,433	221,508
Home equity lines of credit	129,287	127,818
Construction and other	135,716	125,105
Consumer installment	7,131	7,214
Total loans	1,490,126	1,478,130
Less: allowance for credit losses	21,069	21,693
Net loans	1,469,057	1,456,437
Premises and equipment, net	21,035	21,339
Goodwill	36,356	36,356
Core deposit intangibles	6,384	6,642
Bank-owned life insurance	34,575	34,349
Accrued interest receivable and other assets	34,210	35,190
TOTAL ASSETS	$1,816,668	$1,822,883
LIABILITIES
Deposits:
Noninterest-bearing demand	$390,185	$401,384
Interest-bearing demand	209,015	205,582
Money market	318,823	274,682
Savings	196,721	210,639
Time	332,165	334,315
Total deposits	1,446,909	1,426,602
Federal Home Loan Bank advances	137,000	163,000
Other borrowings	11,812	11,862
Accrued interest payable and other liabilities	15,372	15,738
TOTAL LIABILITIES	1,611,093	1,617,202
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,946,454 and 9,930,704 shares issued; 8,067,144 and 8,095,252 shares outstanding	161,823	161,388
Retained earnings	102,791	100,237
Accumulated other comprehensive loss	(18,130)	(16,090)
Treasury stock, at cost; 1,879,310 and 1,835,452 shares	(40,909)	(39,854)
TOTAL STOCKHOLDERS' EQUITY	205,575	205,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,816,668	$1,822,883

See accompanying notes to unaudited consolidated financial statements.

 MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$22,395	$18,275
Interest-earning deposits in other institutions	437	250
Federal funds sold	152	253
Investment securities:
Taxable interest	467	458
Tax-exempt interest	972	980
Dividends on stock	189	88
Total interest and dividend income	24,612	20,304

INTEREST EXPENSE
Deposits	7,466	2,990
Short-term borrowings	1,993	653
Other borrowings	184	155
Total interest expense	9,643	3,798

NET INTEREST INCOME	14,969	16,506

(Recovery of) Provision for credit losses	(136)	507

NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR CREDIT LOSSES	15,105	15,999

NONINTEREST INCOME
Service charges on deposit accounts	909	987
Loss on equity securities	(52)	(138)
Gain on other real estate owned	-	2
Earnings on bank-owned life insurance	227	200
Gain on sale of loans	10	23
Revenue from investment services	204	186
Gross rental income	67	102
Other income	431	318
Total noninterest income	1,796	1,680

NONINTEREST EXPENSE
Salaries and employee benefits	6,333	5,852
Occupancy expense	552	696
Equipment expense	240	317
Data processing and information technology costs	1,249	1,070
Ohio state franchise tax	397	385
Federal deposit insurance expense	251	120
Professional fees	558	538
Advertising expense	419	486
Software amortization expense	22	26
Core deposit intangible amortization	258	265
Gross other real estate owned expenses	99	132
Merger-related costs	-	245
Other expense	1,587	1,662
Total noninterest expense	11,965	11,794

Income before income taxes	4,936	5,885
Income taxes	769	989

NET INCOME	$4,167	$4,896

EARNINGS PER SHARE
Basic	$0.52	$0.60
Diluted	$0.51	$0.60

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net income	$4,167	$4,896

Other comprehensive (loss) income:
Unrealized holding (loss) gain on securities available for sale	(2,582)	3,659
Tax effect	542	(768)

Total other comprehensive (loss) income	(2,040)	2,891

Comprehensive income	$2,127	$7,787

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, December 31, 2023	9,930,704	$161,388	$100,237	$(16,090)	$(39,854)	$205,681

Net income			4,167			4,167
Other comprehensive loss				(2,040)		(2,040)
Stock-based compensation, net	15,750	435				435
Common shares repurchased (43,858)					(1,055)	(1,055)
Cash dividends ($0.20 per share)			(1,613)			(1,613)

Balance, March 31, 2024	9,946,454	$161,823	$102,791	$(18,130)	$(40,909)	$205,575

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2022	9,916,466	$161,029	$94,154	$(22,144)	$(35,348)	$197,691

Net income			4,896			4,896
Other comprehensive income				2,891		2,891
Cumulative impact of ASC 326 adoption (CECL)			(4,421)			(4,421)
Stock-based compensation, net	7,779	219				219
Common shares repurchased (95,364)					(4,506)	(4,506)
Cash dividends ($0.20 per share)			(1,605)			(1,605)

Balance, March 31, 2023	9,924,245	$161,248	$93,024	$(19,253)	$(39,854)	$195,165

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$4,167	$4,896
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(136)	507
Loss on equity securities	52	138
Software amortization expense	22	26
Amortization of premium and discount on investment securities, net	140	150
Amortization of core deposit intangibles	258	265
Depreciation, amortization, and accretion, net	97	193
Stock-based compensation, net	-	30
Origination of loans held for sale	(629)	1,494
Proceeds from sale of loans held for sale	639	(1,575)
Gain on sale of loans held for sale	(10)	(23)
Earnings on bank-owned life insurance	(227)	(200)
Deferred income tax (benefit)	447	(381)
Gains on other real estate owned	-	(2)
(Increase) decrease in accrued interest receivable	(131)	25
Increase in accrued interest payable	3,495	230
Other, net	(2,745)	665
Net cash provided by operating activities	5,439	6,438

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	167	871
Purchases	-	(2,000)
Purchase of other investments	(4)	-
Increase in loans, net	(12,184)	(29,763)
Proceeds from the sale of other real estate owned	-	31
Purchase of premises and equipment	(92)	(263)
Purchase of restricted stock	-	(1,687)
Redemption of restricted stock	503	1,793
Net cash used in investing activities	(11,610)	(31,018)

FINANCING ACTIVITIES
Net increase in deposits	20,307	23,588
Net (decrease) increase in short-term borrowings	(26,000)	20,000
Repayment of other borrowings	(50)	(49)
Repurchase of common shares	(1,055)	(4,506)
Cash dividends	(1,613)	(1,605)
Net cash (used in) provided by financing activities	(8,411)	37,428

(Decrease) increase in cash and cash equivalents	(14,582)	12,848

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,836	53,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,254	$66,657

	For the Three Months Ended
	March 31,
	2024	2023
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,148	$3,568
Income taxes	1,890	-

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On  March 31, 2024, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On March 31, 2024, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI did not operate after the merger, and its existence ended January 19, 2024. All significant intercompany items have been eliminated between MBC and these subsidiaries.

The unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The Company’s significant accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2024. However, the Company has identified critical accounting policies, and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities held for sale, loan portfolios, and unfunded commitments.

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

Investment securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities. As of  March 31, 2024, the Company did not hold any held-to-maturity securities.

Equity securities, which are included in other investments on the Consolidated Balance Sheet, are measured at fair value with changes in fair value recognized in net income.

The Bank adopted ASU No. 2016-13, Financial Instruments - Credit Loses - Topic (326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), effective January 1, 2023. The Bank measures expected credit losses on available-for-sale investment securities when the Bank intends to sell, or when it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available for sale investment securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is used to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied-upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario and uses a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale investment securities totaled $1.6 million on  March 31, 2024, and is included within accrued interest receivable and other assets on the Consolidated Balance Sheet. This amount is excluded from the estimate of expected credit losses. Available for sale investment securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale investment securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

The Bank adopted ASU 2016-13, effective January 1, 2023. Upon adoption, the reserve for credit losses on loans increased by $5.4 million. The guidance applies an expected-loss methodology, recognizing current expected credit losses for the remaining life of the asset at the time of origination or acquisition.  The allowance for credit losses ("ACL") is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied-upon company that publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable forecast.

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

The ACL calculation for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and should, therefore, be individually assessed. Beginning in the third quarter of 2023, the Bank automatically considers all nonaccrual loans greater than $250,000 for individual analysis. Additional identification of loans to be individually evaluated is accomplished through the Bank’s normal loan review, criticized asset review, and portfolio management processes. The Bank previously evaluated all commercial loans greater than $150,000 for individual analysis that met the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful, and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, and 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price, or 3) the fair value of the collateral when the loan is collateral dependent. Management considers a financial asset as collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral, based on management's assessment as of the reporting date. Measurement of the expected credit losses on collateral-dependent loans is based on the fair value of the collateral, less any costs to sell. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual residential real estate loans, home equity loans, and consumer loans for impairment disclosures.

The Bank adopted ASU No. 2016-13 effective January 1, 2023. Upon adoption, the reserve for credit losses for unfunded commitments increased by $622,000. The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is included in accrued interest payable and other liabilities on the balance sheet and adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, consistent with the estimation process on the loan portfolio.

Reclassification of Comparative Amounts

Certain comparative amounts for prior years have been reclassified to conform to current-year presentations. Such reclassifications did not affect net income or retained earnings.

Accounting Pronouncements Adopted in 2024

In  March 2023, the FASB issued ASU 2023-02, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments allow entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related tax credits. This method of accounting had been available only for qualifying investments in qualified affordable housing projects. The guidance also requires certain disclosures regarding an entity’s tax equity investments. On January 1, 2024, the Bank adopted ASU 2023-03. This ASU did not have a significant impact on the Bank’s financial statements.

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires enhanced disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments include required disclosure of significant segment expenses regularly reviewed by the chief operating decision maker, description of the composition of other segment items, and title and position of the chief operating decision maker. Additionally, the ASU requires public entities to provide all annual disclosures under Topic 280 in interim periods. The ASU also requires that public entities with a single reportable segment provide all the disclosures required by this amendment and existing disclosure requirements in Topic 820. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has a single reportable segment. This ASU is not expected to have a significant impact on the Company's financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718).  The ASU amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements.  The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this new guidance on its financial statements.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from equity security gains (losses), gains on the sale of loans, rental income, and BOLI income, are not within the scope of ASC 606. For the three months ended March 31, 2024, these revenue sources cumulatively comprise 94.2% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended March 31,
Noninterest Income	2024	2023
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$250	$246
ATM banking fees	439	472
Service charges and other fees	220	269
Loss on equity securities ⁽ª⁾	(52)	(138)
Gain on sale of other real estate owned ⁽ª⁾	-	2
Earnings on bank-owned life insurance ⁽ª⁾	227	200
Gain on sale of loans ⁽ª⁾	10	23
Revenue from investment services	204	186
Miscellaneous fee income	93	86
Gross rental income ⁽ª⁾	67	102
Other income	338	232
Total noninterest income	$1,796	$1,680

(a) Not within scope of ASC 606

NOTE 3 - EARNINGS PER SHARE

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

	For the Three
	Months Ended
	March 31,
	2024	2023

Weighted-average common shares outstanding	9,941,596	9,921,529

Average treasury stock shares	(1,850,393)	(1,782,758)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,091,203	8,138,771

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	5,114	13,858

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,096,317	8,152,629

On March 31, 2024, there were 38,836 shares of restricted stock, 33,722 shares of which were anti-dilutive.

On March 31, 2023, there were 70,219 shares of restricted stock, 56,361 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of March 31, 2024, the Company held 1,879,310 of the Company’s shares, which is an increase of 43,858 from the 1,835,452 shares held as of March 31, 2023.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”) by component, net of tax, for the three months ended March 31, 2024, and 2023, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale(a)
Balance as of December 31, 2023	$(16,090)
Other comprehensive loss	(2,040)
Balance as of March 31, 2024	$(18,130)

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale(a)
Balance as of December 31, 2022	$(22,144)
Other comprehensive income	2,891
Balance as of March 31, 2023	$(19,253)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the three months ended March 31, 2024, and 2023.

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

		March 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,186	$6,581	$31,767
Obligations of states and political subdivisions	-	130,103	-	130,103
Mortgage-backed securities in government-sponsored entities	-	6,020	-	6,020
Total investment securities available for sale	-	161,309	6,581	167,890
Equity securities	776	-	-	776
Total	$776	$161,309	$6,581	$168,666

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$23,118	$8,801	$31,919
Obligations of states and political subdivisions	-	132,542	-	132,542
Mortgage-backed securities in government-sponsored entities	-	6,318	-	6,318
Private-label mortgage-backed securities	-	-	-	-
Total investment securities available for sale	-	161,978	8,801	170,779
Equity securities	814	-	-	814
Total	$814	$161,978	$8,801	$171,593

Investment Securities Available for Sale

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

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

	Subordinated debt
(Dollar amounts in thousands)	March 31, 2024	December 31, 2023
Beginning of year	$8,801	$8,737
Purchases, sales, settlements:
Purchases	-	1,000
Transfers out of Level III (1)	(2,250)	(1,000)
Net change in unrealized loss on investment securities available-for-sale	30	64
Balance at end of period	$6,581	$8,801

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

		March 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,321	$3,321

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,361	$3,361

Collateral-Dependent Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs), and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $883,000 and $843,000 on  March 31, 2024, and  December 31, 2023, respectively.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2024
Collateral-dependent loans	$3,321	Appraisal of collateral (1)	Appraisal adjustments (2)	21.0%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Collateral-dependent loans	$3,361	Appraisal of collateral (1)	Appraisal adjustments (2)	20.1%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2024
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,469,057	$-	$-	$1,391,216	$1,391,216
Mortgage servicing rights	1,589			2,701	2,701

Financial liabilities:
Non-maturing deposits	$1,114,744	$1,114,744	$-	$-	$1,114,744
Time deposits	332,165	-	-	329,023	329,023
Other borrowings	11,812	-	-	11,812	11,812

	December 31, 2023
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,456,437	$-	$-	$1,370,657	$1,370,657
Mortgage servicing rights	1,636			2,781	2,781

Financial liabilities:
Non-maturing deposits	$1,092,287	$1,092,287	$-	$-	$1,092,287
Time deposits	334,315	-	-	331,638	331,638
Other borrowings	11,862	-	-	11,862	11,862

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

In addition to the financial instruments included in the above tables, cash and cash equivalents, bank-owned life insurance, Federal Home Loan Bank (the “FHLB”) stock, other investments, accrued interest receivable, FHLB advances, finance lease liabilities, and accrued interest payable, are carried at cost, which approximates the fair value of the instruments.

NOTE 6 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$61	$(2,594)	$31,767
Obligations of states and political subdivisions:
Tax-exempt	149,747	45	(19,689)	130,103
Mortgage-backed securities in government-sponsored entities	6,793	-	(773)	6,020
Total	$190,840	$106	$(23,056)	$167,890

(a)	Amortized cost excludes accrued interest receivable of $1.6 million for the period ending March 31, 2024.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$70	$(2,451)	$31,919
Obligations of states and political subdivisions:
Tax-exempt	149,881	153	(17,492)	132,542
Mortgage-backed securities in government-sponsored entities	6,965	-	(647)	6,318
Total	$191,146	$223	$(20,590)	$170,779

(a)	Amortized cost excludes accrued interest receivable of $1.6 million for the period ending December 31, 2023.

The amortized cost and fair value of investment securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$565	$565
Due after one year through five years	2,063	1,993
Due after five years through ten years	56,271	53,099
Due after ten years	131,941	112,233
Total	$190,840	$167,890

There were no investment securities sold during the three months ended March 31, 2024, or year ended  December 31, 2023.

Investment securities with an approximate carrying value of $116.4 million and $91.2 million on  March 31, 2024, and  December 31, 2023, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$3,743	$(307)	$26,964	$(2,287)	$30,707	$(2,594)
Obligations of states and political subdivisions:
Tax-exempt	9,105	(47)	104,148	(19,642)	113,253	(19,689)
Mortgage-backed securities in government-sponsored entities	147	(3)	5,873	(770)	6,020	(773)
Total	$12,995	$(357)	$136,985	$(22,699)	$149,980	$(23,056)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$994	$(6)	$29,356	$(2,445)	$30,350	$(2,451)
Obligations of states and political subdivisions:
Tax-exempt	1,386	(10)	106,078	(17,482)	107,464	(17,492)
Mortgage-backed securities in government-sponsored entities	195	(1)	6,122	(646)	6,317	(647)
Total	$2,575	$(17)	$141,556	$(20,573)	$144,131	$(20,590)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 18 securities in an unrealized loss position for less than twelve months and 166 securities in an unrealized loss position for twelve months or greater on March 31, 2024. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of March 31, 2024, no ACL was required on investment securities available for sale.

Other investments, which primarily represents equity securities, totaled $907,000 and $955,000 at March 31, 2024 and December 31, 2023, respectively. The Company recognized a net loss on other investments of $52,000 and $138,000 for the three months ended March 31, 2024 and 2023, respectively. No other investments were sold during these periods.

NOTE 7 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the loan portfolio by primary segment and class of financial receivable (in thousands) (a)(b):

	March 31,	December 31,
	2024	2023

Commercial real estate:
Owner occupied	$178,543	$183,545
Non-owner occupied	398,845	401,580
Multifamily	81,691	82,506
Residential real estate	331,480	328,854
Commercial and industrial	227,433	221,508
Home equity lines of credit	129,287	127,818
Construction and Other	135,716	125,105
Consumer installment	7,131	7,214
Total loans	1,490,126	1,478,130
Less: Allowance for credit losses	(21,069)	(21,693)
Net loans	$1,469,057	$1,456,437

(a)

Accrued interest of $5.6 million and $5.5 million at  March 31, 2024 and December 31, 2023, respectively, is excluded from amortized cost and presented in "Accrued interest receivable and other assets" on the Consolidated Balance Sheets.

(b)	Unearned income, including net deferred loan fees and costs and unamortized premiums and discounts, totaled $9.1 million and $9.2 million at March 31, 2024 and December 31, 2023, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the Three Months Ended March 31, 2024
	Allowance for Credit Losses
	Balance				Balance
	December 31, 2023	Charge-offs	Recoveries	Provision	March 31, 2024
Loans:
Commercial real estate:
Owner occupied	$2,668	$-	$11	$(619)	$2,060
Non-owner occupied	4,480	-	-	3,288	7,768
Multifamily	1,796	-	-	(592)	1,204
Residential real estate	5,450	-	-	(676)	4,774
Commercial and industrial	4,377	-	8	(2,347)	2,038
Home equity lines of credit	750	(7)	-	42	785
Construction and other	1,990	-	-	383	2,373
Consumer installment	182	-	56	(171)	67
Total	$21,693	$(7)	$75	$(692)	$21,069

	For the Three Months Ended March 31, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	December 31, 2022	Adoption	Charge-offs	Recoveries	Provision	March 31, 2023
Loans:
Commercial real estate:
Owner occupied	$2,203	$811	$-	$1	$(337)	$2,678
Non-owner occupied	5,597	(1,206)	-	-	321	4,712
Multifamily	662	591	-	-	118	1,371
Residential real estate	2,047	2,744	-	-	176	4,967
Commercial and industrial	1,483	2,320	(54)	10	60	3,819
Home equity lines of credit	1,753	(1,031)	-	70	17	809
Construction and other	609	956	-	-	(12)	1,553
Consumer installment	84	197	(58)	39	(9)	253
Total	$14,438	$5,382	$(112)	$120	$334	$20,162

The total ACL decreased by $624,000, or 2.9%, from  December 31, 2023 to March 31, 2024. The decrease was driven by portfolio activity and the economic outlook. The Bank utilized Moody’s December 2023 consensus information to estimate credit losses. The forecast takes into account the national housing price index and national unemployment rates. To the extent that credit risk is not fully identified within the forecasts, management has made qualitative adjustments to the ACL balance. The fluctuation in the ACL can also be attributed to the following:

• Increased non-owner occupied CRE and construction as well as an increase in loss rate included in the ACL calculation.

• Decreased C&I and Owner occupied CRE as well as a decrease in loss rate included in the ACL calculation.

The provision fluctuations during the three months ended March 31, 2023, allocated to:

• non-owner occupied commercial loans, multifamily loans, and residential real estate loans are due to an increase in outstanding balances.

• owner-occupied loans are due to a decrease in outstanding balances

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of March 31, 2024:

March 31, 2024
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$1,578	$14,302	$31,905	$39,988	$24,704	$52,482	$2,815	$167,774
Special Mention	-	-	2,256	411	-	801	-	3,468
Substandard	-	-	2,345	-	1,549	3,407	-	7,301
Total Owner occupied	$1,578	$14,302	$36,506	$40,399	$26,253	$56,690	$2,815	$178,543
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied
Pass	$1,738	$44,287	$95,604	$40,639	$22,463	$149,349	$-	$354,080
Special Mention	-	-	2,508	-	-	2,163	-	4,671
Substandard	-	-	-	-	-	35,588	-	35,588
Doubtful	-	-	-	647	-	3,859	-	4,506
Total Non-owner occupied	$1,738	$44,287	$98,112	$41,286	$22,463	$190,959	$-	$398,845
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$-	$29,008	$25,617	$4,235	$10,354	$12,378	$99	$81,691
Total Multifamily	$-	$29,008	$25,617	$4,235	$10,354	$12,378	$99	$81,691
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$9,477	$49,672	$55,248	$77,851	$38,676	$98,345	$690	$329,959
Substandard	-	-	124	109	-	1,288	-	1,521
Total Residential real estate	$9,477	$49,672	$55,372	$77,960	$38,676	$99,633	$690	$331,480
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$10,679	$45,309	$41,062	$16,611	$23,381	$6,244	$66,241	$209,527
Special Mention	214	-	-	-	-	-	925	1,139
Substandard	-	5,012	14	-	345	940	10,460	16,771
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$10,893	$50,321	$41,076	$16,611	$23,726	$7,180	$77,626	$227,433
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$-	$155	$-	$15	$1,953	$125,655	$127,778
Substandard	-	-	104	-	36	583	786	1,509
Total Home equity lines of credit	$-	$-	$259	$-	$51	$2,536	$126,441	$129,287
Current-period gross charge-offs	$-	$-	$-	$-	$-	$7	$-	$7
Construction and other
Pass	$989	$65,912	$24,122	$19,942	$1,618	$4,202	$9,558	$126,343
Special Mention	-	-	3,566	2,351	-	254	-	6,171
Substandard	-	-	-	420	-	1,771	1,011	3,202
Total Construction and other	$989	$65,912	$27,688	$22,713	$1,618	$6,227	$10,569	$135,716
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$514	$1,623	$966	$228	$71	$3,534	$-	$6,936
Substandard	-	-	5	6	-	184	-	195
Total Consumer installment	$514	$1,623	$971	$234	$71	$3,718	$-	$7,131
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total Loans	$25,189	$255,125	$285,601	$203,438	$123,212	$379,321	$218,240	$1,490,126

December 31, 2023
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$14,634	$34,850	$41,609	$25,040	$12,304	$41,976	$2,662	$173,075
Special Mention	-	2,271	-	-	13	799	-	3,083
Substandard	-	2,356	-	1,559	146	3,326	-	7,387
Total Owner occupied	$14,634	$39,477	$41,609	$26,599	$12,463	$46,101	$2,662	$183,545
Current-period gross charge-offs	$-	$-	$-	$-	$-	$46	$-	$46
Non-owner occupied
Pass	$43,393	$95,098	$40,959	$22,707	$32,405	$127,469	$504	$362,535
Special Mention	-	2,508	-	-	-	2,197	-	4,705
Substandard	-	-	-	-	5,237	24,569	-	29,806
Doubtful	-	-	647	-	3,887	-	-	4,534
Total Non-owner occupied	$43,393	$97,606	$41,606	$22,707	$41,529	$154,235	$504	$401,580
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$29,218	$25,776	$4,267	$10,453	$1,391	$11,231	$104	$82,440
Substandard	-	-	-	-	-	66	-	66
Total Multifamily	$29,218	$25,776	$4,267	$10,453	$1,391	$11,297	$104	$82,506
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$50,086	$56,180	$78,909	$39,476	$19,418	$82,441	$672	$327,182
Substandard	-	127	210	-	24	1,311	-	1,672
Total Residential real estate	$50,086	$56,307	$79,119	$39,476	$19,442	$83,752	$672	$328,854
Current-period gross charge-offs	$-	$-	$-	$-	$-	$108	$-	$108
Commercial and industrial
Pass	$46,918	$43,494	$17,909	$25,143	$2,741	$6,533	$66,842	$209,580
Special Mention	-	-	-	-	-	-	184	184
Substandard	13	15	-	353	124	876	10,367	11,748
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$46,931	$43,509	$17,909	$25,496	$2,865	$7,405	$77,393	$221,508
Current-period gross charge-offs	$-	$-	$75	$-	$6	$4	$-	$85
Home equity lines of credit
Pass	$-	$126	$-	$16	$63	$2,097	$124,001	$126,303
Substandard	-	105	-	36	29	583	762	1,515
Total Home equity lines of credit	$-	$231	$-	$52	$92	$2,680	$124,763	$127,818
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and other
Pass	$55,528	$23,059	$20,246	$1,777	$5,609	$851	$9,152	$116,222
Special Mention	-	3,573	2,371	-	265	-	-	6,209
Substandard	-	-	420	-	1,770	-	484	2,674
Total Construction and other	$55,528	$26,632	$23,037	$1,777	$7,644	$851	$9,636	$125,105
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,810	$1,088	$324	$89	$74	$3,669	$-	$7,054
Substandard	-	7	-	-	-	153	-	160
Total Consumer installment	$1,810	$1,095	$324	$89	$74	$3,822	$-	$7,214
Current-period gross charge-offs	$-	$25	$-	$-	$-	$38	$-	$63
Total Loans	$241,600	$290,633	$207,871	$126,649	$85,500	$310,143	$215,734	$1,478,130

Collateral-dependent Loans

The following table presents individually analyzed and collateral-dependent loans by class of loans (in thousands):

	March 31, 2024
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$2,345	$-	$-	$-	$2,345
Non-owner occupied	8,122	-	-	1,894	10,016
Commercial and industrial	-	14,948	-	-	14,948
Total	$10,467	$14,948	$-	$-	$27,309

	December 31, 2023
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Non-owner occupied	$8,150	$-	$-	$-	$8,150
Total	$8,150	$-	$-	$-	$8,150

Nonperforming and Past Due Loans

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
March 31, 2024	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$178,158	$279	$-	$106	$385	$178,543
Non-owner occupied	391,238	3,991	-	3,616	7,607	398,845
Multifamily	81,691	-	-	-	-	81,691
Residential real estate	328,670	2,132	678	-	2,810	331,480
Commercial and industrial	226,900	392	50	91	533	227,433
Home equity lines of credit	128,648	171	23	445	639	129,287
Construction and other	135,716	-	-	-	-	135,716
Consumer installment	7,123	8	-	-	8	7,131
Total	$1,478,144	$6,973	$751	$4,258	$11,982	$1,490,126

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2023	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$183,242	$197	$-	$106	$303	$183,545
Non-owner occupied	397,964	3,616	-	-	3,616	401,580
Multifamily	82,440	-	-	66	66	82,506
Residential real estate	326,224	1,366	1,010	254	2,630	328,854
Commercial and industrial	221,304	-	146	58	204	221,508
Home equity lines of credit	126,894	447	180	297	924	127,818
Construction and other	125,040	65	-	-	65	125,105
Consumer installment	7,138	69	-	7	76	7,214
Total	$1,470,246	$5,760	$1,336	$788	$7,884	$1,478,130

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans (in thousands):

	March 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$245	$245	$-	$245
Non-owner occupied	4,505	3,617	8,122	-	8,122
Multifamily	-	33	33	-	33
Residential real estate	-	1,024	1,024	-	1,024
Commercial and industrial	-	266	266	-	266
Home equity lines of credit	-	850	850	96	946
Consumer installment	184	11	195	-	195
Total	$4,689	$6,046	$10,735	$96	$10,831

	December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$252	$252	$-	$252
Non-owner occupied	4,534	3,616	8,150	-	8,150
Multifamily	-	66	66	-	66
Residential real estate	-	1,170	1,170	-	1,170
Commercial and industrial	-	223	223	-	223
Home equity lines of credit	-	856	856	-	856
Consumer installment	153	7	160	-	160
Total	$4,687	$6,190	$10,877	$-	$10,877

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $128,000 and $115,000 for the three months ended March 31, 2024 and 2023, respectively.

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

The table below details the amortized cost basis of the loans modified to borrowings experiencing financial difficulty, disaggregated by class of loans and type of concessions granted, and the financial effect of the modifications:

	For the Three Months Ended March 31, 2024
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$14,924	$2,507	$-	$-	$17,431	1.2%
Construction and other	-	3,202	-	-	-	3,202	0.2%
Total	$-	$18,126	$2,507	$-	$-	$20,633	1.4%

	For the Three Months Ended March 31, 2023
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$4,179	$-	$-	$-	$4,179	0.3%
Commercial and industrial	-	149	-	-	-	149	0.0%
Consumer installment	-	8	-	-	-	8	0.0%
Total	$-	$4,336	$-	$-	$-	$4,336	0.3%

As of March 31, 2024, the Bank had no commitments to lend additional funds on modified loans. As of March 31, 2024, the Bank did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. As of March 31, 2024, there were no modified loans that were delinquent. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first. At  March 31, 2024 and  December 31, 2023, the Company reported $262,000 and $228,000, respectively, in residential real estate loans in the process of foreclosure.

Allowance for Credit Losses: Unfunded Commitments

Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. The liability for credit losses on these exposures is included in “Accrued interest payable and other liabilities” on the Consolidated Balance Sheet and amounted to $2.3 million and $1.8 million as of March 31, 2024, and December 31, 2023, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to Extend Credit which were composed of the following:

(Dollar amounts in thousands)	March 31, 2024	December 31, 2023

Commitments to extend credit	$490,178	$418,952
Standby letters of credit	5,000	5,884

Total	$495,178	$424,836

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

Commitments to Fund

In August 2023, we invested in a low-income housing tax credit operating partnership. As a limited partner, we are allocated tax credits and deductions associated with the underlying properties. Our maximum exposure to loss in connection with the partnership consists of the unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. The investment at March 31, 2024 and December 31, 2023, was $1.9 million and $2.0 million, respectively, and recorded in the Consolidated Balance Sheet in "Accrued interest receivable and other assets". We do not have any loss reserves recorded since we believe the likelihood of loss is remote. The investment is amortized over the period that we expect to receive the tax benefits using the proportional amortization method. For the three months ended March 31, 2024, we recognized $21,000 of amortization. At March 31, 2024 and December 31, 2023, we had an unfunded tax credit commitment of $1.7 million, which is recorded in the Consolidated Balance Sheet in "Accrued interest payable and other liabilities".

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

Litigation

As previously disclosed, a cyber-attack occurred in April 2023 that resulted in a temporary disruption to our computer systems. A cybersecurity firm investigated the nature and scope of the incident, evaluated our systems, and confirmed that nonpublic information relating to current and former employees, customers, and others was obtained from our systems. We have no knowledge as to how the unauthorized third party has or plans to use the impacted data. On January 8, 2024, a customer filed a lawsuit against The Middlefield Banking Company in the U.S. District Court for the Northern District of Ohio related to the cyber-attack incident. A similar lawsuit was filed on January 10, 2024, against the Middlefield Banking Company in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiffs and class members in the two cases, who are current and former customers of the Bank, claim to have been harmed by alleged actions or inactions by the Bank in connection with the incident. The plaintiffs assert a variety of common law and statutory claims regarding the compromised nonpublic information and seek monetary damages, equitable and injunctive relief, pre-judgment and post-judgment interest, awards of actual and punitive damages, costs and attorneys’ fees, and other related relief. We dispute the allegations in the lawsuits.

We maintain a cyber risk insurance policy to cover the costs resulting from cyber-attacks, such as the event that occurred in April 2023. The policy has an aggregate limit of $3 million and a deductible of $50,000. The policy includes coverage for business loss, breach response, and liabilities that could occur as a result of a cyber event. We believe that our insurance policy will fully cover the losses associated with these lawsuits; however, it is possible that the losses could exceed the policy limit. It is not possible to reasonably estimate the amount of such losses or range of losses that might result from the resolution of the lawsuit filed in Cuyahoga County Common Pleas Court. We expect that any costs associated with these lawsuits, including attorney fees, adverse judgments or settlements, will be billed to and paid by the insurance company in accordance with the terms of the policy.

NOTE 9 - RELATED PARTY TRANSACTION

Loans to principal officers, directors, and their affiliates during March 31, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Beginning balance	$24,185	$2,057
New loans	2,259	23,922
Repayments	(76)	(1,794)
Ending balance	$26,368	$24,185

Deposits of related parties amount to $33.3 million and $33.1 million as of  March 31, 2024 and  December 31, 2023, respectively.

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

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Company as reflected on the unaudited Consolidated Balance Sheet as of March 31, 2024, as compared with December 31, 2023, and operating results for the three month periods ended March 31, 2024, and 2023. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2024 Three-Month Financial Highlights (on a year-over-year basis unless noted):

●	Net income was $4.2 million, compared to $4.9 million for the quarter ended March 31, 2023, and $3.5 million for the quarter ended December 31, 2023
●	Earnings were $0.51 per diluted share, compared to $0.60 per diluted share for the quarter ended March 31, 2023, and $0.44 per diluted share for the quarter ended December 31, 2023
●	Net interest income after the provision for credit losses was $15.1 million, compared to $16.0 million
●	Noninterest income increased 6.9% to $1.8 million
●	Total loans increased 7.8% to a record $1.49 billion
●	Total deposits were $1.45 billion, compared to $1.43 billion
●	Return on average assets annualized was 0.92%, compared to 0.78% for the quarter ended December 31, 2023
●	Return on average equity annualized was 8.16%, compared to 7.13% for the quarter ended December 31, 2023
●	Return on average tangible common equity(1) was 10.30%, compared to 9.11% for the quarter ended December 31, 2023
●	Excellent asset quality with nonperforming assets to total assets of 0.60%, compared to 0.73%
●	Allowance for credit losses was 1.41% of total loans, compared to 1.46%
●	Equity to assets remained strong at 11.32%, compared to 11.30%
●	Book value increased 5.6% to $25.48 per share

(1)	See non-GAAP reconciliation under the section “GAAP to Non-GAAP Reconciliations”

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2024	2023	2023	2023	2023
Per common share data
Net income per common share - basic	$0.52	$0.44	$0.47	$0.63	$0.60
Net income per common share - diluted	$0.51	$0.44	$0.47	$0.63	$0.60
Dividends declared per share	$0.20	$0.25	$0.20	$0.20	$0.20
Book value per share (period end)	$25.48	$25.41	$23.94	$24.38	$24.13
Tangible book value per share (period end) (1) (2)	$20.18	$20.10	$18.62	$19.02	$19.29
Dividends declared	$1,613	$2,023	$1,619	$1,616	$1,605
Dividend yield	3.37%	3.06%	3.12%	2.99%	2.89%
Dividend payout ratio	38.71%	57.10%	42.21%	31.74%	32.78%
Average shares outstanding - basic	8,091,203	8,093,478	8,092,494	8,088,793	8,138,771
Average shares outstanding - diluted	8,096,317	8,116,261	8,101,306	8,101,984	8,152,629
Period ending shares outstanding	8,067,144	8,095,252	8,092,576	8,088,793	8,088,793

Selected ratios
Return on average assets (Annualized)	0.92%	0.78%	0.86%	1.17%	1.16%
Return on average equity (Annualized)	8.16%	7.13%	7.73%	10.41%	10.19%
Return on average tangible common equity (1) (3)	10.30%	9.11%	9.91%	13.12%	12.77%
Efficiency (4)	68.68%	68.99%	65.65%	61.27%	62.44%
Equity to assets at period end	11.32%	11.28%	10.80%	11.26%	11.30%
Noninterest expense to average assets	0.66%	0.68%	0.68%	0.69%	0.69%

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

	For the Three Months Ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Yields	2024	2023	2023	2023	2023
Interest-earning assets:
Loans receivable (1)	6.11%	6.01%	5.82%	5.96%	5.45%
Investment securities (1) (2)	3.52%	3.52%	3.51%	3.54%	3.55%
Interest-earning deposits with other banks	4.88%	3.71%	4.13%	3.98%	3.46%
Total interest-earning assets	5.77%	5.64%	5.49%	5.60%	5.14%
Deposits:
Interest-bearing demand deposits	1.86%	1.67%	1.51%	1.11%	0.83%
Money market deposits	3.81%	3.58%	2.94%	2.21%	1.52%
Savings deposits	0.58%	0.59%	0.58%	0.73%	1.03%
Certificates of deposit	4.06%	3.68%	3.27%	2.35%	1.71%
Total interest-bearing deposits	2.88%	2.56%	2.16%	1.60%	1.28%
Non-Deposit Funding:
Borrowings	5.61%	5.57%	5.66%	5.26%	4.78%
Total interest-bearing liabilities	3.23%	2.96%	2.48%	2.02%	1.52%
Cost of deposits	2.08%	1.81%	1.53%	1.09%	0.84%
Cost of funds	2.42%	2.18%	1.80%	1.43%	1.02%
Net interest margin (3)	3.54%	3.63%	3.82%	4.27%	4.19%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Yield is calculated on the basis of amortized cost.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets

GAAP to Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2024	2023	2023	2023	2023

Stockholders' equity	$205,575	$205,681	$193,749	$197,227	$195,165
Less goodwill and other intangibles	42,740	42,998	43,103	43,368	39,171
Tangible common equity	$162,835	$162,683	$150,646	$153,859	$155,994

Shares outstanding	8,067,144	8,095,252	8,092,576	8,088,793	8,088,793
Tangible book value per share	$20.18	$20.10	$18.62	$19.02	$19.29

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2024	2023	2023	2023	2023

Average stockholders' equity	$205,342	$197,208	$196,795	$196,183	$194,814
Less average goodwill and other intangibles	42,654	42,972	43,232	40,522	39,300
Average tangible common equity	$162,688	$154,236	$153,563	$155,661	$155,514

Net income	$4,167	$3,543	$3,836	$5,092	$4,897
Return on average tangible common equity (annualized)	10.30%	9.11%	9.91%	13.12%	12.77%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2024	2023	2023	2023	2023

Net income	$4,167	$3,543	$3,836	$5,092	$4,897
Add income taxes	769	709	703	986	989
Add (recovery of) provision for credit losses	(136)	554	1,127	814	507
PTPP	$4,800	$4,806	$5,666	$6,892	$6,393

Financial Condition

General. The Company’s total assets on March 31, 2024 were $1.82 billion, a decrease of $6.2 million from December 31, 2023. For the same period, total loans increased by $12.0 million, cash and cash equivalents decreased by $14.6 million, and investment securities decreased by $2.9 million. Stockholders’ equity decreased by $106,000, or 0.1%, as a result of an increase in treasury stock and higher accumulated other comprehensive loss, partially offset by higher retained earnings. Excluding the increase in treasury stock, total stockholders’ equity increased by $949,000.

Cash and cash equivalents. Cash and cash equivalents decreased $14.6 million to $46.3 million on March 31, 2024, from $60.8 million on December 31, 2023. The decrease in cash and cash equivalents is primarily due to an increase in loans and decrease in short-term borrowings, and partially offset by an increase in deposits. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on March 31, 2024, totaled $167.9 million, a decrease of $2.9 million, or 1.69%, from $170.8 million on December 31, 2023. There were no sales or purchases of securities for the three months ended March 31, 2024. During this period, the Company recorded repayments, calls, and maturities of $167,000 and an increase in the net unrealized holding loss through AOCI of $2.0 million.

On March 31, 2024, the Company held $31.8 million at fair value of subordinated debt in other banks, as compared to $31.9 million on December 31, 2023. The average yield on this portfolio was 4.92% on March 31, 2024, as compared to 4.79% on December 31, 2023.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 77.49% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Loans increased $12.0 million, or 0.81%, to $1.49 billion as of March 31, 2024. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	March 31,	December 31,
	2024	2023	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$178,543	$183,545	$(5,002)	(2.73%)	11.98%
Non-owner occupied	398,845	401,580	(2,735)	(0.68%)	26.77%
Multifamily	81,691	82,506	(815)	(0.99%)	5.48%
Residential real estate	331,480	328,854	2,626	0.80%	22.25%
Commercial and industrial	227,433	221,508	5,925	2.67%	15.26%
Home equity lines of credit	129,287	127,818	1,469	1.15%	8.68%
Construction and Other	135,716	125,105	10,611	8.48%	9.11%
Consumer installment	7,131	7,214	(83)	(1.15%)	0.48%
Total loans	1,490,126	1,478,130	11,996	0.81%	100.00%
Less: Allowance for credit losses	(21,069)	(21,693)	(624)	(2.88%)

Net loans	$1,469,057	$1,456,437	$12,620	0.87%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There were no loans held for sale at March 31, 2024, and December 31, 2023. The Company recorded gains on the sale of these loans totaling $10,000 based on proceeds of $639,000 million for the three months ended March 31, 2024.

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. On March 31, 2024, commercial real estate loans (including construction, land, and land development loans) represented 302.3% of total risk-based capital; however, growth in that segment over the past 36 months was 12.6%, which is less than the 50% threshold laid out in the regulatory guidance. Construction, land, and land development loans represent 66.5% of total risk-based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes in cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial loans are the financial condition of the borrower, sufficiency of collateral and timeliness of scheduled payments. We have a policy that requires a periodic review of financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios as defined by regulatory requirements.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of March 31, 2024, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On March 31, 2024, unused line of credit commitments increased by $68.1 million, or 16.25%, from December 31, 2023. The commercial unused line of credit commitments were $343.3 million as of March 31, 2024, compared to $279.4 million on December 31, 2023.

Allowance for Credit Losses and Asset Quality. The ACL decreased by $624,000, or 2.9%, to $21.1 million on March 31, 2024, from $21.7 million on December 31, 2023. For the three months ended March 31, 2024, net loan recoveries totaled $68,000, or 0.02% of average loans, annualized, compared to $8,000 or (0.01%) of average loans, annualized, for the same period in 2023. The allocation of the recovery of credit losses associated with loans was $0.7 for the three months ended March 31, 2024. The ratio of the allowance for credit losses to nonperforming loans was 194.5% as of March 31, 2024, compared to 293.0% for the same period in the prior year. The allowance for credit losses to total loans ratio decreased from 1.46% as of March 31, 2023, to 1.41% as of March 31, 2024.

Management analyzes the adequacy of the allowance for credit losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for credit losses is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the current hostilities in Ukraine and the resulting increased uncertainty characterized by persistent inflation. The direct impacts of the pandemic and related economic disruptions, which previously dominated our risk analysis, have lessened. Geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. Increasing interest rates could potentially impact the valuations of assets that collateralize our loans. Recent market liquidity events have added uncertainty, and the Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the allowance for credit losses is appropriately stated as of March 31, 2024. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the Three Months Ended March 31,
	2024			2023
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$180,119	$11	0.02%	$187,740	$(1)	(0.00% )
Non-owner occupied	398,167	-	0.00%	385,475	-	0.00%
Multifamily	81,679	-	0.00%	60,759	-	0.00%
Residential real estate	328,480	-	0.00%	299,703	-	0.00%
Commercial and industrial	223,323	8	0.01%	194,314	44	0.09%
Home equity lines of credit	127,896	(7)	(0.02% )	126,659	(70)	(0.22% )
Construction and other	129,744	-	0.00%	98,289	-	0.00%
Consumer installment	7,136	56	3.14%	7,927	19	0.96%

Total	$1,476,543	$68	0.02%	$1,360,866	$(8)	(0.00% )

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

	Asset Quality History

(Dollar amounts in thousands)	March 31, 2024	December 31, 2023

Nonperforming loans (2)	$10,831	$2,111
Other real estate owned	0	0

Nonperforming assets	$10,831	$2,111

Allowance for credit losses (a)	$21,069	21,693

Ratios:
Nonperforming loans to total loans	0.73%	0.14%
Nonperforming assets to total assets	0.60%	0.12%
Allowance for credit losses to total loans	1.41%	1.47%
Allowance for credit losses to nonperforming loans	194.52%	1,027.62%

Total loans	$1,490,126	$1,478,130
Total assets	$1,816,668	$1,822,883

Nonperforming loans secured by real estate totaled $10.2 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively.

A major factor in determining the appropriateness of the allowance for credit losses is the type of collateral that secures the loans. Of the total nonperforming loans on March 31, 2024, 95.4% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes in cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial loans are the financial condition of the borrower, sufficiency of collateral and timeliness of scheduled payments. We have a policy that requires a periodic review of financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has a capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios as defined by regulatory requirements.

The Company’s commercial real estate portfolio included the following categories as of March 31, 2024:

	Balance	Percent of	Percent of
CRE Category	(in thousands)	CRE Portfolio	Loan Portfolio
Multifamily	$81,691	12.4%	5.5%
Office Space	78,789	12.0%	5.3%
Shopping Plazas	73,250	11.1%	4.9%
Self-Storage	61,525	9.3%	4.1%
Hospitality	39,779	6.0%	2.7%
Senior Living	26,545	4.0%	1.8%
Other	297,500	45.1%	20.0%
Total CRE	$659,079	100.0%	44.2%

Nonperforming loans in the commercial real estate segment were $8.4 million at March 31, 2024. The allowance for credit losses for this segment totaled $11.0 million at March 31, 2024, representing an allowance for credit losses to loans ratio of 1.67% specific to the commercial real estate segment.

Our residential real estate loans totaled $331.5 million, or 22.2% of total loans, at March 31, 2024. The Bank grants real estate loans primarily within its designated lending areas, consisting of the communities surrounding branch offices in Ashtabula, Geauga, Portage, Summit, Cuyahoga, Lake, Trumbull, Madison, Delaware, Franklin, Union, Logan, and Hardin counties in Ohio. At March 31, 2024, approximately 99% of our residential real estate loans were concentrated in Ohio. Management believes our knowledge of these markets and our relative connectedness to the consumer borrowers we serve outweighs the geographic concentration risks. Our credit policy requires minimum credit scores, evidence of stable income, and maximum loan-to-values when underwriting residential real estate loans. The evaluation of our retail credit portfolio is defined in our credit policy and incorporates the Uniform Real Credit Classification and Account Management Policy as prescribed by federal regulatory authorities. Nonperforming loans in the residential real estate segment were $1.0 million at March 31, 2024. The allowance for credit losses for this segment totaled $4.8 million at March 31, 2024, representing an allowance for credit losses to loans ratio of 1.44% specific to the residential real estate segment.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.45 billion or 90.4% of the Company’s total average funding sources at March 31, 2024. Total deposits increased $20.3 million on March 31, 2024, from $1.43 billion on December 31, 2023. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	March 31,	December 31,
	2024	2023	$ change	% change

Noninterest-bearing demand	$390,185	$401,384	$(11,199)	(2.79%)
Interest-bearing demand	209,015	205,582	3,433	1.67%
Money market	318,823	274,682	44,141	16.07%
Savings	196,721	210,639	(13,918)	(6.61%)
Time	332,165	334,315	(2,150)	(0.64%)
Total deposits	$1,446,909	$1,426,602	$20,307	1.42%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $90.4 million on March 31, 2024 and $90.3 million on December 31, 2023.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $404.4 million, or 28.0% of total deposits, at March 31, 2024 and approximately $390.0 million, or 27.3% of total deposits, at December 31, 2023.

States and political subdivisions in the U.S. deposits (“Public funds”) compared to total deposits were $160.0 million, or 11.1% at March 31, 2024 and $141.3 million, or 9.9% at December 31, 2023.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings decreased by $26.0 million to $137.0 million as of March 31, 2024, compared to $163.0 million at December 31, 2023. Other borrowings were relatively unchanged at $11.8 million as of March 31, 2024 and $11.9 million on December 31, 2023.

Stockholders’ equity. Stockholders’ equity decreased $106,000, or 0.05%, to $205.6 million at March 31, 2024 from $205.7 million at December 31, 2023. This decrease was primarily the result of a $1.1 million increase in treasury stock due to repurchasing 43,858 common shares during the three months ended March 31, 2024, $1.6 million of cash dividends paid, and an increase of $2.0 million in other comprehensive loss due to an increase in the unrealized losses on investment securities available for sale. These changes were partially offset by $4.2 million in net income.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $20.18 at March 31, 2024 compared to $19.29 at March 31, 2023 and $20.10 at December 31, 2023. Tangible equity has been impacted by the changes in stockholders' equity described in the previous paragraph, including the unrealized losses of the Company's available-for-sale investment securities portfolio.  Net unrealized losses from available for sale investment securities were $23.0 million as of March 31, 2024, compared to net unrealized losses of $24.4 million at March 31, 2023, and net unrealized losses of $20.4 million at December 31, 2023.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2024, was $4.2 million, a $729,000, or 14.9%, decrease from the amount earned during the same period in 2023. Diluted earnings per share for the quarter was $0.51 for the three months ended March 31, 2024 and $0.60 for the same period in 2023.

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

Net interest income for the three months ended March 31, 2024, totaled $15.0 million, a decrease of 9.3% from that reported in the comparable period of 2023. The net interest margin was 3.54% for the three months ended March 31, 2024, a decrease of 65 basis points for the same period of 2023. The decrease in the net interest margin is attributable to an increase in the average balance of interest-bearing deposits of $96.9 million, coupled with a 131-basis point increase in the yield earned on those deposits. This was partially offset by a $115.7 million increase in the average balance of loans receivable, coupled with a 66-basis point increase in the rate paid on those loans.

The Company is currently in a liability-sensitive position and expects to remain so for the next two-year outlook period. An increase in rates should lead to an expansion of net interest margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of the Company’s liability sensitivity is due to deposit account increase in cost of funds. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of March 31, 2024, nearly all loan contracts with floor rates exceed their contractual floor rates and are repricing accordingly with rising interest rates. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $4.3 million or 21.2%, for the three months ended March 31, 2024, compared to the same period in the prior year. This is attributable to a $4.1 million increase in interest and fees on loans and a $187,000 increase in interest on interest-earning deposits in other institutions, offset by a decrease of $101,000 in interest on federal funds sold. The average balance of investment securities decreased by $221,000, or 0.1%, and the 3.52% yield on the investment portfolio decreased by 4 basis points, from 3.55%, for the same period in the prior year.  The yield for the investment portfolio is based on amortized cost.

Interest expense. Interest expense increased by $5.8 million, or 153.9%, for the three months ended March 31, 2024, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $4.5 million and a $1.4 million increase in short-term and other borrowings expenses. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $96.9 million, or 0.4% as well as an increase of 235 basis points in the rates paid on certificates of deposits and an increase of 229 basis points in the rates paid on money market deposits. The increase in short-term borrowing expenses is a result of the Bank taking on additional FHLB advances.

Provision for credit losses. The provision for credit losses represents the charge to income necessary to adjust the allowance for credit losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a recovery of credit losses of $136,000 was recorded for the three months ended March 31, 2024, including a recovery for credit losses on loans of $692,000 and a reserve for unfunded commitments of $556,000. A provision of  $507,000 was recorded for the three months ended March 31, 2023. The recovery for credit losses for the three months ended March 31, 2024 was mainly due to changes in projected loss drivers, prepayment assumptions, and curtailment expectations over the reasonable and supportable forecast period in the calculation of the allowance for credit losses.

The ACL to total loans for the quarter ended March 31, 2024, was 1.41%, compared to 1.46% during the same period in the prior year. The Company remains confident in its conservative and disciplined approach to credit and risk management.

Noninterest income. Noninterest income increased by $116,000, or 6.9%, for the three months ended March 31, 2024, over the comparable 2023 period. This increase was the result of a $113,000 increase in other income, a $86,000 improvement in loss on equity securities, a $27,000 increase in earnings on bank-owned life insurance, and a $18,000 increase in revenue from investment services. These increases were partially offset by a $78,000 decrease in service charges on deposit accounts and a $35,000 decrease in gross rental income.

Noninterest expense. Noninterest expense of $12.0 million for the first quarter of 2024 was 1.4%, or $171,000 million higher than the first quarter of 2023, primarily due to the $481,000 million increase in salaries and employee benefits, a $179,000 increase in data processing and information technology costs, a $131,000 increase in federal deposit insurance expense, and a $20,000 increase in professional fees. These increases were partially offset by a $144,000 decrease in occupancy expense, a $245,000 decrease in merger-related costs, and a decrease of $77,000 in equipment expense. The Company also recognized $99,000 in gross OREO expenses in the three months ended March 31, 2024.

To date, the Bank has not experienced any material losses related to cyber-attacks or other information security breaches; however, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. On April 12, 2023, a cyber-attack resulted in a disruption to the computer systems of the Bank. The Bank took immediate action to remediate the security vulnerability and retained a cybersecurity firm to investigate the nature and scope of the incident. Restoration efforts were completed and normal operations resumed shortly thereafter. The Bank has put additional security measures in place and continuously monitors for suspicious activity. The Company does not expect this incident to have a material impact on its business operations or financial results.

Provision for income taxes. The Company recognized $769,000 in income tax expense for the three months ended March 31, 2024, which reflected an effective tax rate of 15.58%, as compared to $989,000 in income tax expense with an effective tax rate of 16.81% for the comparable 2023 period.

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

	For the Three Months Ended March 31,
	2024			2023

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,476,543	$22,395	6.11%	$1,360,866	$18,275	5.45%
Investment securities (1)(2)	193,810	1,439	3.52%	194,031	1,438	3.55%
Interest-earning deposits with other banks ⁽³⁾	64,139	778	4.88%	69,308	591	3.46%
Total interest-earning assets	$1,734,492	$24,612	5.77%	$1,624,205	$20,304	5.14%
Noninterest-earning assets	88,192			89,158
Total assets	$1,822,684			$1,713,363
Interest-bearing liabilities:
Interest-bearing demand deposits	$211,009	978	1.86%	$177,935	$364	0.83%
Money market deposits	298,479	2,827	3.81%	208,408	783	1.52%
Savings deposits	201,080	290	0.58%	315,049	804	1.03%
Certificates of deposit	333,871	3,371	4.06%	246,151	1,039	1.71%
Short-term borrowings	144,357	1,993	5.55%	56,459	653	4.69%
Other borrowings	11,840	184	6.25%	12,038	155	5.22%
Total interest-bearing liabilities	$1,200,636	$9,643	3.23%	$1,016,040	$3,798	1.52%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$400,209			$491,649
Other liabilities	16,497			10,860
Stockholders' equity	205,342			194,814
Total liabilities and stockholders' equity	$1,822,684			$1,713,363
Net interest income		$14,969			$16,506
Interest rate spread ⁽⁴⁾			2.54%			3.62%
Net interest margin ⁽⁵⁾			3.54%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			144.46%			159.86%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $281 and $278 for the three months ended March 31, 2024 and 2023, respectively.
(2) Yield is calculated on the basis of amortized cost.

(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2024, and 2023, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2024 versus 2023
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,567	$2,553	$4,120
Investment securities	(2)	3	1
Interest-earning deposits with other banks	(44)	231	187
Total interest-earning assets	$1,521	$2,787	$4,308

Interest-bearing liabilities:
Interest-bearing demand deposits	$68	$546	$614
Money market deposits	340	1,704	2,044
Savings deposits	(292)	(222)	(514)
Certificates of deposit	373	1,959	2,332
Short-term borrowings	1,025	315	1,340
Other borrowings	(3)	32	29
Total interest-bearing liabilities	$1,511	$4,334	$5,845

Net interest income	$10	$(1,547)	$(1,537)

LIQUIDITY

Management's objective in managing liquidity is to continue meeting the cash flow needs of banking customers, such as new or increased borrowings or deposit withdrawals, as well as the Company’s financial commitments, while doing so at a reasonable cost and in a timely manner. The principal sources of liquidity are customer deposits, loan repayments, maturing and principal reductions and sales of securities available for sale, and federal funds sold, which generate cash that the Company deposits with banks. While investment securities available for sale are generally considered as a source of cash, in the current interest rate environment, it is unlikely that any of these securities would be sold for funding needs. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, and the adjustment of interest rates to obtain deposits.

At March 31, 2024, the additional borrowing capacity at the FHLB was $482.1 million, as compared to $430.1 million on December 31, 2023. Considering the Company’s strong capital levels, robust liquidity, and diverse loans and deposit portfolios, along with the maximum borrowing capacity of $644.1 million at the FHLB, the Company did not need to use the Federal Reserve’s Bank Term Funding Program. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At March 31, 2024, total net available liquidity was $745.7 million, which accounted for 5.15% of total deposits. At March 31, 2024, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of March 31, 2024. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the three months ended March 31, 2024, the adjustments to reconcile net income to net cash from operating activities consisted mainly of depreciation and amortization of premises and equipment, the recovery of credit losses, origination and proceeds from the sale of loans held for sale, amortization of CDI, earnings on bank-owned life insurance, amortization of premium and discount on investment securities, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows.

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

The Bank and the Company met each of the well-capitalized ratio guidelines as of March 31, 2024. The following table indicates the capital ratios for the Bank and the Company as of March 31, 2024, and December 31, 2023, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of March 31, 2024
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.50%	11.67%	11.67%	12.93%
Middlefield Banc Corp.	10.64%	11.98%	11.47%	13.23%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2023
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.48%	11.82%	11.82%	13.08%
Middlefield Banc Corp.	10.68%	12.18%	11.66%	13.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at March 31, 2024, and December 31, 2023, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the March 31, 2024, and December 31, 2023 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2024, and December 31, 2023, for portfolio equity.

	March 31, 2024		December 31, 2023
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(3.20%)	(8.60%)	(3.20%)	(9.20%)
-100bp	1.03%	2.30%	1.73%	2.90%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2024, have remained unchanged from December 31, 2023. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for the investment securities available for sale, loan portfolios, and unfunded commitments. Please refer to Note 1 - Summary of Significant Accounting Policies for further discussion on significant accounting policies.

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
See the information in Note 8, which we incorporate here by reference.

From time to time, the Company and the subsidiary bank may be involved in litigation relating to claims arising out of their normal course of business. In the opinion of management, no other current legal proceedings are material to the Company's financial condition or the subsidiary bank, either individually or in the aggregate.

Item 1a.	Risk Factors
The Company is attentive to various risks and continuously evaluates the potential impact of such risks. There have been no material updates or changes in risks faced by the Company since December 31, 2023. For more information regarding our risk factors, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the Company's repurchases of common shares for the three months ended March 31, 2024:

2024 period
In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

January 1-31	-	$-	-	293,910
February 1-29	-	-	-	293,910
March 1-31	43,858	24.00	43,858	250,052
Total	43,858	$24.00

(a) In February 2022, the Board of Directors authorized the repurchase of up to 300,000 of common stock under the Company's repurchase program (the "Program") to enhance the value of Company stock and manage its capital. In February 2023, the Board of Directors authorized the Company to repurchase an additional 300,000 shares under the Program. The Company has completed the repurchase of 349,948 shares under the Program through March 31, 2024. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other information
During the three months ended March 31, 2024, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2024

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	Split-Dollar Agreement between The Middlefield Banking Company and Rebecca A. Noblit	filed herewith

10.2*	Split-Dollar Agreement between The Middlefield Banking Company and Thomas M. Wilson	filed herewith

10.3	[reserved]

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Cheravitch	filed herewith

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Rebecca A. Noblit	filed herewith

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Thomas M. Wilson	filed herewith

10.4.4*	Change in Control Agreement between Middlefield Banc Corp. and Sarah A. Winters	filed herewith

10.4.5	[reserved]

10.4.6	[reserved]

10.4.7*	Amended change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	filed herewith

10.9*	First Amendment to the Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	filed herewith

10.10*	Secondary Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	filed herewith

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13*	Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	filed herewith

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on March 12, 2019

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: May 14, 2024	By: /s/ Ronald L. Zimmerly, Jr.

----------------------------------------

Ronald L. Zimmerly, Jr.

Chief Executive Officer

(Principal Executive Office)

Date: May 14, 2024	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President, Chief Financial Officer

(Principal Financial and Accounting Officer)