Form 10-Q
period 2024-06-30
MIDDLEFIELD BANC CORP
filed 2024-08-13
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Outstanding at August 13, 2024: 8,071,032

 MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Cash and due from banks	$50,496	$56,397
Federal funds sold	1,762	4,439
Cash and cash equivalents	52,258	60,836
Investment securities available for sale, at fair value	166,424	170,779
Other investments	881	955
Loans:
Commercial real estate:
Owner occupied	182,809	183,545
Non-owner occupied	385,648	401,580
Multifamily	86,951	82,506
Residential real estate	337,121	328,854
Commercial and industrial	234,702	221,508
Home equity lines of credit	131,047	127,818
Construction and other	132,530	125,105
Consumer installment	6,896	7,214
Total loans	1,497,704	1,478,130
Less: allowance for credit losses	21,795	21,693
Net loans	1,475,909	1,456,437
Premises and equipment, net	20,744	21,339
Goodwill	36,356	36,356
Core deposit intangibles	6,126	6,642
Bank-owned life insurance	34,802	34,349
Accrued interest receivable and other assets	34,686	35,190
TOTAL ASSETS	$1,828,186	$1,822,883
LIABILITIES
Deposits:
Noninterest-bearing demand	$387,024	$401,384
Interest-bearing demand	206,542	205,582
Money market	355,630	274,682
Savings	192,472	210,639
Time	327,876	334,315
Total deposits	1,469,544	1,426,602
Federal Home Loan Bank advances	125,000	163,000
Other borrowings	11,762	11,862
Accrued interest payable and other liabilities	15,092	15,738
TOTAL LIABILITIES	1,621,398	1,617,202
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,946,454 and 9,930,704 shares issued; 8,067,144 and 8,095,252 shares outstanding	161,823	161,388
Retained earnings	105,342	100,237
Accumulated other comprehensive loss	(19,468)	(16,090)
Treasury stock, at cost; 1,879,310 and 1,835,452 shares	(40,909)	(39,854)
TOTAL STOCKHOLDERS' EQUITY	206,788	205,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,828,186	$1,822,883

See accompanying notes to unaudited consolidated financial statements.

 MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,422	$20,762	$45,817	$39,037
Interest-earning deposits in other institutions	386	369	823	620
Federal funds sold	122	158	274	411
Investment securities:
Taxable interest	505	479	972	937
Tax-exempt interest	966	978	1,938	1,958
Dividends on stock	198	91	387	179
Total interest and dividend income	25,599	22,837	50,211	43,142

INTEREST EXPENSE
Deposits	8,423	3,851	15,889	6,841
Short-term borrowings	1,920	1,462	3,913	2,114
Other borrowings	173	170	357	326
Total interest expense	10,516	5,483	20,159	9,281

NET INTEREST INCOME	15,083	17,354	30,052	33,861

Provision for (recovery of) credit losses	87	814	(49)	1,321

NET INTEREST INCOME AFTER PROVISON FOR (RECOVERY OF) CREDIT LOSSES	14,996	16,540	30,101	32,540

NONINTEREST INCOME
Service charges on deposit accounts	971	940	1,880	1,926
Loss on equity securities	(27)	(67)	(79)	(205)
Gain on other real estate owned	-	-	-	2
Earnings on bank-owned life insurance	227	220	454	420
Gain on sale of loans	69	6	79	29
Revenue from investment services	269	174	473	359
Gross rental income	-	77	67	179
Other income	251	242	682	560
Total noninterest income	1,760	1,592	3,556	3,270

NONINTEREST EXPENSE
Salaries and employee benefits	6,111	6,019	12,444	11,871
Occupancy expense	601	659	1,153	1,355
Equipment expense	261	354	501	672
Data processing and information technology costs	1,168	1,137	2,417	2,207
Ohio state franchise tax	397	398	794	783
Federal deposit insurance expense	256	249	507	369
Professional fees	557	550	1,115	1,088
Advertising expense	508	415	927	901
Software amortization expense	21	23	43	49
Core deposit intangible amortization	258	265	516	529
Gross other real estate owned expenses	-	63	99	195
Merger-related costs	-	206	-	449
Other expense	1,764	1,716	3,351	3,378
Total noninterest expense	11,902	12,054	23,867	23,846

Income before income taxes	4,854	6,078	9,790	11,964
Income taxes	690	986	1,459	1,975

NET INCOME	$4,164	$5,092	$8,331	$9,989

EARNINGS PER SHARE
Basic	$0.52	$0.63	$1.04	$1.23
Diluted	$0.52	$0.63	$1.03	$1.23

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$4,164	$5,092	$8,331	$9,989

Other comprehensive (loss) income:
Unrealized holding gain (loss) on securities available for sale	(1,693)	(1,743)	(4,276)	1,916
Tax effect	355	366	898	(402)

Total other comprehensive (loss) income	(1,338)	(1,377)	(3,378)	1,514

Comprehensive income	$2,826	$3,715	$4,953	$11,503

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, March 31, 2024	9,946,454	$161,823	$102,791	$(18,130)	$(40,909)	$205,575

Net income			4,164			4,164
Other comprehensive loss				(1,338)		(1,338)
Cash dividends ($0.20 per share)			(1,613)			(1,613)

Balance, June 30, 2024	9,946,454	$161,823	$105,342	$(19,468)	$(40,909)	$206,788

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, March 31, 2023	9,924,245	$161,248	$93,024	$(19,253)	$(39,854)	$195,165

Net income			5,092			5,092
Other comprehensive loss				(1,377)		(1,377)
Authorization of additional common shares		(37)				(37)
Cash dividends ($0.20 per share)			(1,616)			(1,616)

Balance, June 30, 2023	9,924,245	$161,211	$96,500	$(20,630)	$(39,854)	$197,227

See accompanying notes to unaudited consolidated financial statements.

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, December 31, 2023	9,930,704	$161,388	$100,237	$(16,090)	$(39,854)	$205,681

Net income			8,331			8,331
Other comprehensive loss				(3,378)		(3,378)
Stock-based compensation, net	15,750	435				435
Common shares repurchased (43,858)					(1,055)	(1,055)
Cash dividends ($0.40 per share)			(3,226)			(3,226)

Balance, June 30, 2024	9,946,454	$161,823	$105,342	$(19,468)	$(40,909)	$206,788

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	(Loss) Income	Stock	Equity

Balance, December 31, 2022	9,916,466	$161,029	$94,154	$(22,144)	$(35,348)	$197,691

Net income			9,989			9,989
Other comprehensive income				1,514		1,514
Cumulative impact of ASC 326 adoption (CECL)			(4,421)			(4,421)
Authorization of additional common shares		(37)				(37)
Stock-based compensation, net	7,779	219				219
Common shares repurchased (164,221)					(4,506)	(4,506)
Cash dividends ($0.40 per share)			(3,222)			(3,222)

Balance, June 30, 2023	9,924,245	$161,211	$96,500	$(20,630)	$(39,854)	$197,227

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$8,331	$9,989
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(49)	1,321
Loss on equity securities	79	205
Software amortization expense	43	49
Amortization of premium and discount on investment securities, net	279	306
Amortization of core deposit intangibles	516	529
Depreciation, amortization, and accretion, net	(110)	361
Stock-based compensation, net	43	64
Origination of loans held for sale	(2,611)	(2,577)
Proceeds from sale of loans held for sale	2,690	2,435
Gain on sale of loans held for sale	(79)	(29)
Earnings on bank-owned life insurance	(454)	(420)
Deferred income tax (benefit)	(124)	3
Gains on other real estate owned	-	(2)
Increase in accrued interest receivable	(251)	(452)
Increase in accrued interest payable	3,336	679
Other, net	(2,836)	(636)
Net cash provided by operating activities	8,803	11,825

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	1,698	1,368
Purchases	(1,898)	(2,000)
Purchase of other investments	(5)	-
Increase in loans, net	(18,576)	(60,930)
Proceeds from the sale of other real estate owned	-	31
Purchase of premises and equipment	(196)	(553)
Purchase of restricted stock	(723)	(3,923)
Redemption of restricted stock	1,758	2,653
Net cash used in investing activities	(17,942)	(63,354)

FINANCING ACTIVITIES
Net increase in deposits	42,942	29,622
Net (decrease) increase in short-term borrowings	(38,000)	35,000
Repayment of other borrowings	(100)	(98)
Repurchase of common shares	(1,055)	(4,506)
Cash dividends	(3,226)	(3,222)
Net cash provided by financing activities	561	56,796

(Decrease) increase in cash and cash equivalents	(8,578)	5,267

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,836	53,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,258	$59,076

	For the Six Months Ended
	June 30,
	2024	2023
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$16,823	$8,602
Income taxes	1,807	2,605

Noncash investing transactions:
Purchased loan fair value adjustment	-	4,462

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

On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On  June 30, 2024, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On June 30, 2024, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI did not operate after the merger, and its existence ended January 19, 2024. All significant intercompany items have been eliminated between MBC and these subsidiaries.

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

The Company’s significant accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2024. However, the Company has identified critical accounting policies, and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities held for sale, loan portfolios, and unfunded commitments.

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

Investment securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities. As of  June 30, 2024, the Company did not hold any held-to-maturity securities.

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

Accrued interest receivable on available-for-sale investment securities totaled $1.7 million on  June 30, 2024, and is included within accrued interest receivable and other assets on the Consolidated Balance Sheet. This amount is excluded from the estimate of expected credit losses. Available for sale investment securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale investment securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Accounting Pronouncements Adopted in 2024

In  March 2023, the FASB issued ASU 2023-02, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments allow entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related tax credits. This method of accounting had been available only for qualifying investments in qualified affordable housing projects. The guidance also requires certain disclosures regarding an entity’s tax equity investments. On January 1, 2024, the Bank adopted ASU 2023-02. This ASU did not have a significant impact on the Bank’s financial statements.

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

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from equity security gains (losses), gains on the sale of loans, rental income, and BOLI income, are not within the scope of ASC 606. For the six months ended June 30, 2024, these revenue sources cumulatively comprise 94.4% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Noninterest Income	2024	2023	2024	2023
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$248	$229	$497	$476
ATM banking fees	491	491	932	963
Service charges and other fees	232	220	451	487
Loss on equity securities ⁽ª⁾	(27)	(67)	(79)	(205)
Gain on sale of other real estate owned ⁽ª⁾	-	-	-	2
Earnings on bank-owned life insurance ⁽ª⁾	227	220	454	420
Gain on sale of loans ⁽ª⁾	69	6	79	29
Revenue from investment services	269	174	473	359
Miscellaneous fee income	101	97	195	185
Gross rental income ⁽ª⁾	-	77	67	179
Other income	150	145	487	375
Total noninterest income	$1,760	$1,592	$3,556	$3,270

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Weighted-average common shares outstanding	9,946,454	9,924,245	9,944,025	9,922,895

Average treasury stock shares	(1,879,310)	(1,835,452)	(1,864,851)	(1,809,250)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,067,144	8,088,793	8,079,174	8,113,645

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	5,355	13,191	5,355	13,191

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,072,499	8,101,984	8,084,529	8,126,836

On June 30, 2024, there were 38,356 shares of restricted stock, 33,001 shares of which were anti-dilutive.

On June 30, 2023, there were 70,219 shares of restricted stock, 57,028 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of June 30, 2024, the Company held 1,879,310 of the Company’s shares, which is an increase of 43,858 from the 1,835,452 shares held as of June 30, 2023.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”) by component, net of tax, for the three and six months ended June 30, 2024, and 2023, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at March 31, 2024	$(18,130)
Other comprehensive loss⁽ª⁾	(1,338)
Balance at June 30, 2024	$(19,468)

Balance at December 31, 2023	$(16,090)
Other comprehensive loss⁽ª⁾	(3,378)
Balance at June 30, 2024	$(19,468)

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at March 31, 2023	$(19,253)
Other comprehensive loss⁽ª⁾	(1,377)
Balance at June 30, 2023	$(20,630)

Balance at December 31, 2022	$(22,144)
Other comprehensive income⁽ª⁾	1,514
Balance at June 30, 2023	$(20,630)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the three and six months ended June 30, 2024, and 2023.

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

		June 30, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,320	$6,610	$31,930
Obligations of states and political subdivisions	-	126,688	-	126,688
Mortgage-backed securities in government-sponsored entities	-	7,806	-	7,806
Total investment securities available for sale	-	159,814	6,610	166,424
Equity securities	760	-	-	760
Total	$760	$159,814	$6,610	$167,184

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$23,118	$8,801	$31,919
Obligations of states and political subdivisions	-	132,542	-	132,542
Mortgage-backed securities in government-sponsored entities	-	6,318	-	6,318
Total investment securities available for sale	-	161,978	8,801	170,779
Equity securities	814	-	-	814
Total	$814	$161,978	$8,801	$171,593

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

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

	Subordinated debt
(Dollar amounts in thousands)	June 30, 2024	December 31, 2023
Beginning of year	$8,801	$8,737
Purchases, sales, settlements:
Purchases	-	1,000
Transfers out of Level III (1)	(2,250)	(1,000)
Net change in unrealized loss on investment securities available-for-sale	59	64
Balance at end of period	$6,610	$8,801

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

		June 30, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,849	$3,849

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,361	$3,361

Collateral-Dependent Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs), and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $1,032,000 and $843,000 on  June 30, 2024, and  December 31, 2023, respectively.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2024
Collateral-dependent loans	$3,849	Appraisal of collateral (1)	Appraisal adjustments (2)	21.4%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Collateral-dependent loans	$3,361	Appraisal of collateral (1)	Appraisal adjustments (2)	20.1%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2024
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,475,909	$-	$-	$1,418,616	$1,418,616
Mortgage servicing rights	1,554			2,642	2,642

Financial liabilities:
Non-maturing deposits	$1,141,668	$1,141,668	$-	$-	$1,141,668
Time deposits	327,876	-	-	327,876	327,876
Other borrowings	11,762	-	-	11,762	11,762

	December 31, 2023
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,456,437	$-	$-	$1,370,657	$1,370,657
Mortgage servicing rights	1,636			2,781	2,781

Financial liabilities:
Non-maturing deposits	$1,092,287	$1,092,287	$-	$-	$1,092,287
Time deposits	334,315	-	-	331,638	331,638
Other borrowings	11,862	-	-	11,862	11,862

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

NOTE 6 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$57	$(2,427)	$31,930
Obligations of states and political subdivisions:
Tax-exempt	148,254	7	(21,573)	126,688
Mortgage-backed securities in government-sponsored entities	8,513	12	(719)	7,806
Total	$191,067	$76	$(24,719)	$166,424

(a)	Amortized cost excludes accrued interest receivable of $1.7 million for the period ending June 30, 2024.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$70	$(2,451)	$31,919
Obligations of states and political subdivisions:
Tax-exempt	149,881	153	(17,492)	132,542
Mortgage-backed securities in government-sponsored entities	6,965	-	(647)	6,318
Total	$191,146	$223	$(20,590)	$170,779

(a)	Amortized cost excludes accrued interest receivable of $1.7 million for the period ending December 31, 2023.

The amortized cost and fair value of investment securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$3	$3
Due after one year through five years	6,009	5,826
Due after five years through ten years	54,200	50,786
Due after ten years	130,855	109,809
Total	$191,067	$166,424

There were no investment securities sold during the six months ended June 30, 2024, or year ended  December 31, 2023.

Investment securities with an approximate carrying value of $116.4 million and $118.8 million on  June 30, 2024, and  December 31, 2023, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$10,376	$(374)	$20,496	$(2,053)	$30,872	$(2,427)
Obligations of states and political subdivisions:
Tax-exempt	17,093	(290)	103,085	(21,283)	120,178	(21,573)
Mortgage-backed securities in government-sponsored entities	-	-	5,899	(719)	5,899	(719)
Total	$27,469	$(664)	$129,480	$(24,055)	$156,949	$(24,719)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$994	$(6)	$29,356	$(2,445)	$30,350	$(2,451)
Obligations of states and political subdivisions:
Tax-exempt	1,386	(10)	106,078	(17,482)	107,464	(17,492)
Mortgage-backed securities in government-sponsored entities	195	(1)	6,122	(646)	6,317	(647)
Total	$2,575	$(17)	$141,556	$(20,573)	$144,131	$(20,590)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 35 securities in an unrealized loss position for less than twelve months and 166 securities in an unrealized loss position for twelve months or greater on June 30, 2024. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of June 30, 2024, no ACL was required on investment securities available for sale.

Other investments, which primarily represents equity securities, totaled $881,000 and $955,000 at June 30, 2024 and December 31, 2023, respectively. The Company recognized a net loss on other investments of $27,000 and $67,000 for the three months ended June 30, 2024 and 2023, respectively. No other investments were sold during these periods.

NOTE 7 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the loan portfolio by primary segment and class of financial receivable (in thousands) (a)(b):

	June 30,	December 31,
	2024	2023

Commercial real estate:
Owner occupied	$182,809	$183,545
Non-owner occupied	385,648	401,580
Multifamily	86,951	82,506
Residential real estate	337,121	328,854
Commercial and industrial	234,702	221,508
Home equity lines of credit	131,047	127,818
Construction and other	132,530	125,105
Consumer installment	6,896	7,214
Total loans	1,497,704	1,478,130
Less: Allowance for credit losses	(21,795)	(21,693)
Net loans	$1,475,909	$1,456,437

(a)

Accrued interest of $5.7 million and $5.5 million at  June 30, 2024 and December 31, 2023, respectively, is excluded from amortized cost and presented in "Accrued interest receivable and other assets" on the Consolidated Balance Sheets.

(b)	Unearned income, including net deferred loan fees and costs and unamortized premiums and discounts, totaled $8.6 million and $9.2 million at June 30, 2024 and December 31, 2023, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the Three Months Ended June 30, 2024
	Allowance for Credit Losses
	Balance				Balance
	March 31, 2024	Charge-offs	Recoveries	Provision	June 30, 2024
Loans:
Commercial real estate:
Owner occupied	$2,060	$-	$-	$(2)	$2,058
Non-owner occupied	7,768	-	-	213	7,981
Multifamily	1,204	-	-	64	1,268
Residential real estate	4,774	-	-	117	4,891
Commercial and industrial	2,038	-	8	384	2,430
Home equity lines of credit	785	-	-	28	813
Construction and other	2,373	-	-	(83)	2,290
Consumer installment	67	(6)	27	(24)	64
Total	$21,069	$(6)	$35	$697	$21,795

	For the Three Months Ended June 30, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	March 31, 2023	Adoption	Charge-offs	Recoveries	Provision	June 30, 2023
Loans:
Commercial real estate:
Owner occupied	$2,678	$-	$(46)	$1	$780	$3,413
Non-owner occupied	4,712	-	-	-	(866)	3,846
Multifamily	1,371	-	-	-	(92)	1,279
Residential real estate	4,967	-	(108)	-	255	5,114
Commercial and industrial	3,819	-	(6)	9	282	4,104
Home equity lines of credit	809	-	-	-	(86)	723
Construction and other	1,553	-	-	-	331	1,884
Consumer installment	253	-	(3)	42	(64)	228
Total	$20,162	$-	$(163)	$52	$540	$20,591

	For the Six Months Ended June 30, 2024
	Allowance for Credit Losses
	Balance				Balance
	December 31, 2023	Charge-offs	Recoveries	Provision	June 30, 2024
Loans:
Commercial real estate:
Owner occupied	$2,668	$-	$11	$(621)	$2,058
Non-owner occupied	4,480	-	-	3,501	7,981
Multifamily	1,796	-	-	(528)	1,268
Residential real estate	5,450	-	-	(559)	4,891
Commercial and industrial	4,377	-	16	(1,963)	2,430
Home equity lines of credit	750	(7)	-	70	813
Construction and other	1,990	-	-	300	2,290
Consumer installment	182	(6)	83	(195)	64
Total	$21,693	$(13)	$110	$5	$21,795

	For the Six Months Ended June 30, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	December 31, 2022	Adoption	Charge-offs	Recoveries	Provision	June 30, 2023
Loans:
Commercial real estate:
Owner occupied	$2,203	$811	$(46)	$3	$442	$3,413
Non-owner occupied	5,597	(1,206)	-	-	(545)	3,846
Multifamily	662	591	-	-	26	1,279
Residential real estate	2,047	2,744	(108)	-	431	5,114
Commercial and industrial	1,483	2,320	(60)	20	341	4,104
Home equity lines of credit	1,753	(1,031)	-	70	(69)	723
Construction and other	609	956	-	-	319	1,884
Consumer installment	84	197	(61)	79	(71)	228
Total	$14,438	$5,382	$(275)	$172	$874	$20,591

The total ACL increased by $102,000, or 0.5%, from  December 31, 2023 to June 30, 2024. The increase was driven by portfolio activity and the economic outlook. The Bank utilized economic projections issued by the Federal Open Market Committee (FOMC) to estimate credit losses, and the projections are updated quarterly for the ACL calculation. The forecast takes into account the national housing price index and national unemployment rates. To the extent that credit risk is not fully identified within the forecasts, management has made qualitative adjustments to the ACL balance. The fluctuation in the ACL can also be attributed to the following:

• Increase in residential real estate, C&I, and construction loans offset by a decrease in the loss rate included in the ACL calculation.

• Decrease in non-owner occupied CRE loans offset by an increase in the loss rate included in the ACL calculation.

The provision fluctuations during the six months ended June 30, 2023, were allocated to:

• Adoption of CECL on January 1, 2023

• Increase in non-owner occupied commercial loans, residential real estate, C&I, and construction loans

• Decrease in owner-occupied loans

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of June 30, 2024:

June 30, 2024
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$5,523	$20,753	$30,965	$38,412	$25,592	$50,059	$2,407	$173,711
Special Mention	-	-	-	402	-	789	-	1,191
Substandard	-	-	4,562	-	-	3,345	-	7,907
Total Owner occupied	$5,523	$20,753	$35,527	$38,814	$25,592	$54,193	$2,407	$182,809
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied
Pass	$5,480	$43,873	$91,055	$40,339	$20,833	$142,187	$179	$343,946
Special Mention	-	-	2,508	-	-	2,129	-	4,637
Substandard	-	-	3,991	639	-	32,435	-	37,065
Total Non-owner occupied	$5,480	$43,873	$97,554	$40,978	$20,833	$176,751	$179	$385,648
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$2,766	$28,897	$25,488	$7,545	$10,256	$11,953	$46	$86,951
Total Multifamily	$2,766	$28,897	$25,488	$7,545	$10,256	$11,953	$46	$86,951
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$20,935	$49,734	$55,009	$76,884	$37,503	$94,586	$885	$335,536
Substandard	-	-	121	107	-	1,357	-	1,585
Total Residential real estate	$20,935	$49,734	$55,130	$76,991	$37,503	$95,943	$885	$337,121
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$22,184	$42,175	$37,492	$15,639	$22,547	$6,558	$70,309	$216,904
Special Mention	-	-	-	-	-	-	792	792
Substandard	214	5,011	1,013	-	336	105	10,331	17,010
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$22,398	$47,186	$38,505	$15,639	$22,883	$6,659	$81,432	$234,702
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity lines of credit
Pass	$-	$-	$155	$-	$42	$2,016	$127,192	$129,405
Substandard	-	-	100	-	35	756	751	1,642
Total Home equity lines of credit	$-	$-	$255	$-	$77	$2,772	$127,943	$131,047
Current-period gross charge-offs	$-	$-	$-	$-	$-	$7	$-	$7
Construction and other
Pass	$3,683	$69,283	$21,740	$15,868	$1,447	$1,668	$10,487	$124,176
Special Mention	-	-	848	2,332	-	243	-	3,423
Substandard	-	-	2,710	420	-	1,271	530	4,931
Total Construction and other	$3,683	$69,283	$25,298	$18,620	$1,447	$3,182	$11,017	$132,530
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$912	$1,399	$855	$177	$58	$3,310	$-	$6,711
Substandard	-	-	4	-	-	181	-	185
Total Consumer installment	$912	$1,399	$859	$177	$58	$3,491	$-	$6,896
Current-period gross charge-offs	$-	$-	$-	$6	$-	$-	$-	$6
Total Loans	$61,697	$261,125	$278,616	$198,764	$118,649	$354,944	$223,909	$1,497,704

Pass	$61,483	$256,114	$262,759	$194,864	$118,278	$312,337	$211,505	$1,417,340
Special Mention	-	-	3,356	2,734	-	3,161	792	10,043
Substandard	214	5,011	12,501	1,166	371	39,450	11,612	70,325
Loss	-	-	-	-	-	(4)	-	(4)
Total Loans	$61,697	$261,125	$278,616	$198,764	$118,649	$354,944	$223,909	$1,497,704

December 31, 2023
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$14,634	$34,850	$41,609	$25,040	$12,304	$41,976	$2,662	$173,075
Special Mention	-	2,271	-	-	13	799	-	3,083
Substandard	-	2,356	-	1,559	146	3,326	-	7,387
Total Owner occupied	$14,634	$39,477	$41,609	$26,599	$12,463	$46,101	$2,662	$183,545
Current-period gross charge-offs	$-	$-	$-	$-	$-	$46	$-	$46
Non-owner occupied
Pass	$43,393	$95,098	$40,959	$22,707	$32,405	$127,469	$504	$362,535
Special Mention	-	2,508	-	-	-	2,197	-	4,705
Substandard	-	-	-	-	5,237	24,569	-	29,806
Doubtful	-	-	647	-	3,887	-	-	4,534
Total Non-owner occupied	$43,393	$97,606	$41,606	$22,707	$41,529	$154,235	$504	$401,580
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$29,218	$25,776	$4,267	$10,453	$1,391	$11,231	$104	$82,440
Substandard	-	-	-	-	-	66	-	66
Total Multifamily	$29,218	$25,776	$4,267	$10,453	$1,391	$11,297	$104	$82,506
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$50,086	$56,180	$78,909	$39,476	$19,418	$82,441	$672	$327,182
Substandard	-	127	210	-	24	1,311	-	1,672
Total Residential real estate	$50,086	$56,307	$79,119	$39,476	$19,442	$83,752	$672	$328,854
Current-period gross charge-offs	$-	$-	$-	$-	$-	$108	$-	$108
Commercial and industrial
Pass	$46,918	$43,494	$17,909	$25,143	$2,741	$6,533	$66,842	$209,580
Special Mention	-	-	-	-	-	-	184	184
Substandard	13	15	-	353	124	876	10,367	11,748
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$46,931	$43,509	$17,909	$25,496	$2,865	$7,405	$77,393	$221,508
Current-period gross charge-offs	$-	$-	$75	$-	$6	$4	$-	$85
Home equity lines of credit
Pass	$-	$126	$-	$16	$63	$2,097	$124,001	$126,303
Substandard	-	105	-	36	29	583	762	1,515
Total Home equity lines of credit	$-	$231	$-	$52	$92	$2,680	$124,763	$127,818
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and other
Pass	$55,528	$23,059	$20,246	$1,777	$5,609	$851	$9,152	$116,222
Special Mention	-	3,573	2,371	-	265	-	-	6,209
Substandard	-	-	420	-	1,770	-	484	2,674
Total Construction and other	$55,528	$26,632	$23,037	$1,777	$7,644	$851	$9,636	$125,105
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,810	$1,088	$324	$89	$74	$3,669	$-	$7,054
Substandard	-	7	-	-	-	153	-	160
Total Consumer installment	$1,810	$1,095	$324	$89	$74	$3,822	$-	$7,214
Current-period gross charge-offs	$-	$25	$-	$-	$-	$38	$-	$63
Total Loans	$241,600	$290,633	$207,871	$126,649	$85,500	$310,143	$215,734	$1,478,130

Pass	$241,587	$279,671	$204,223	$124,701	$74,005	$276,267	$203,937	$1,404,391
Special Mention	-	8,352	2,371	-	278	2,996	184	14,181
Substandard	13	2,610	630	1,948	7,330	30,884	11,613	55,028
Doubtful	-	-	647	-	3,887	-	-	4,534
Loss	-	-	-	-	-	(4)	-	(4)
Total Loans	$241,600	$290,633	$207,871	$126,649	$85,500	$310,143	$215,734	$1,478,130

Collateral-dependent Loans

The following table presents individually analyzed and collateral-dependent loans by class of loans (in thousands):

	June 30, 2024
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$4,562	$-	$-	$-	$4,562
Non-owner occupied	5,878	-	-	8,040	13,918
Commercial and industrial	-	14,948	-	1,213	16,161
Construction and other	2,710	-	-	-	2,710
Total	$13,150	$14,948	$-	$9,253	$37,351

	December 31, 2023
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Non-owner occupied	$8,150	$-	$-	$-	$8,150
Total	$8,150	$-	$-	$-	$8,150

Nonperforming and Past Due Loans

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
June 30, 2024	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$182,350	$353	$-	$106	$459	$182,809
Non-owner occupied	376,655	1,385	-	7,608	8,993	385,648
Multifamily	86,951	-	-	-	-	86,951
Residential real estate	333,303	2,507	1,181	130	3,818	337,121
Commercial and industrial	233,390	252	655	405	1,312	234,702
Home equity lines of credit	130,238	198	100	511	809	131,047
Construction and other	132,530	-	-	-	-	132,530
Consumer installment	6,864	32	-	-	32	6,896
Total	$1,482,281	$4,727	$1,936	$8,760	$15,423	$1,497,704

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2023	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$183,242	$197	$-	$106	$303	$183,545
Non-owner occupied	397,964	3,616	-	-	3,616	401,580
Multifamily	82,440	-	-	66	66	82,506
Residential real estate	326,224	1,366	1,010	254	2,630	328,854
Commercial and industrial	221,304	-	146	58	204	221,508
Home equity lines of credit	126,894	447	180	297	924	127,818
Construction and other	125,040	65	-	-	65	125,105
Consumer installment	7,138	69	-	7	76	7,214
Total	$1,470,246	$5,760	$1,336	$788	$7,884	$1,478,130

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans (in thousands):

	June 30, 2024
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$238	$238	$-	$238
Non-owner occupied	8,416	3,616	12,032	-	12,032
Multifamily	-	-	-	-	-
Residential real estate	-	1,173	1,173	-	1,173
Commercial and industrial	345	879	1,224	-	1,224
Home equity lines of credit	-	1,013	1,013	96	1,109
Consumer installment	181	4	185	-	185
Total	$8,942	$6,923	$15,865	$96	$15,961

	December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$252	$252	$-	$252
Non-owner occupied	4,534	3,616	8,150	-	8,150
Multifamily	-	66	66	-	66
Residential real estate	-	1,170	1,170	-	1,170
Commercial and industrial	-	223	223	-	223
Home equity lines of credit	-	856	856	-	856
Consumer installment	153	7	160	-	160
Total	$4,687	$6,190	$10,877	$-	$10,877

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $171,000 and $300,000 for the three and six months ended June 30, 2024, respectively, and $88,000 and $203,000 for the three and six months ended June 30, 2023, respectively.

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

The table below details the amortized cost basis of the loans modified to borrowings experiencing financial difficulty, disaggregated by class of loans and type of concessions granted, and the financial effect of the modifications:

	June 30, 2024
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$14,854	$2,507	$-	$-	$17,361	1.2%
Construction and other	-	2,221	-	-	-	2,221	0.1%
Total	$-	$17,075	$2,507	$-	$-	$19,582	1.3%

	June 30, 2023
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$14,924	$2,507	$-	$-	$17,431	1.3%
Commercial and industrial	-	86	-	-	-	86	0.0%
Total	$-	$15,010	$2,507	$-	$-	$17,517	1.3%

As of June 30, 2024, the Bank had no commitments to lend additional funds on modified loans. As of June 30, 2024, the Bank did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. As of June 30, 2024, there were no modified loans that were delinquent. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first. At  June 30, 2024 and  December 31, 2023, the Company reported $195,000 and $228,000, respectively, in residential real estate loans in the process of foreclosure.

Allowance for Credit Losses: Unfunded Commitments

Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. The liability for credit losses on these exposures is included in “Accrued interest payable and other liabilities” on the Consolidated Balance Sheet and amounted to $1.7 million and $1.8 million as of June 30, 2024, and December 31, 2023, respectively.

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

Commitments to Extend Credit

Our commitments to extend credit were composed of the following:

(Dollar amounts in thousands)	June 30, 2024	December 31, 2023

Commitments to extend credit	$495,057	$418,952
Standby letters of credit	5,000	5,884

Total	$500,057	$424,836

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

Commitments to Fund

In August 2023, we invested in a low-income housing tax credit operating partnership. As a limited partner, we are allocated tax credits and deductions associated with the underlying properties. Our maximum exposure to loss in connection with the partnership consists of the unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. The investment at June 30, 2024 and December 31, 2023, was $1.9 million and $2.0 million, respectively, and recorded in the Consolidated Balance Sheet in "Accrued interest receivable and other assets". We do not have any loss reserves recorded since we believe the likelihood of loss is remote. The investment is amortized over the period that we expect to receive the tax benefits using the proportional amortization method. For the three months ended June 30, 2024, we recognized $20,880 of amortization. At June 30, 2024 and December 31, 2023, we had an unfunded tax credit commitment of $1.7 million, which is recorded in the Consolidated Balance Sheet in "Accrued interest payable and other liabilities".

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

On January 8, 2024, a customer filed a lawsuit against The Middlefield Banking Company in the U.S. District Court for the Northern District of Ohio related to the cyber-attack incident. A similar lawsuit was filed on January 10, 2024, against The Middlefield Banking Company in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiffs and class members in the two cases, who are current and former customers of the Bank, claim to have been harmed by alleged actions or inactions by the Bank in connection with the incident. The plaintiffs assert a variety of common law and statutory claims regarding the compromised nonpublic information and seek monetary damages, equitable and injunctive relief, pre-judgment and post-judgment interest, awards of actual and punitive damages, costs and attorneys’ fees, and other related relief. On March 28, 2024, the plaintiff in the case before the U.S. District Court for the Northern District of Ohio voluntarily dismissed their lawsuit against The Middlefield Banking Company without prejudice. We dispute the allegations in the remaining lawsuit filed in the Court of Common Pleas for Cuyahoga County. The Bank continues to defend itself from the claims and causes of action asserted in the Cuyahoga County lawsuit. The plaintiff in the Cuyahoga County lawsuit filed a notice of settlement on July 17, 2024, with the Court of Common Pleas reporting that the plaintiff intends to file an amended complaint on or before August 16, 2024, with a motion for preliminary approval of class action settlement.  There is no guarantee that a court-approved settlement will be finalized.

Losses attributable to the April 2023 incident are within the coverage limits of the cyber risk insurance policy in place at that time. The policy has an aggregate limit of $3 million and a deductible of $50,000. The policy includes coverage for business loss, breach response, and liabilities that could occur as a result of a cyber event. Although we believe that our insurance policy will fully cover the losses associated with the lawsuit, it is possible that the losses could exceed the policy limit. Because the Bank has not reached a settlement with the plaintiff in the Cuyahoga County Common Pleas lawsuit, it is not possible to reasonably estimate the amount of such losses or range of losses that might result from the resolution of the lawsuit. We expect that any costs associated with the lawsuit, including attorney fees, adverse judgment or settlement, will be billed to and paid by the insurance company in accordance with the terms of the policy.

NOTE 9 - RELATED PARTY TRANSACTION

Loans to principal officers, directors, and their affiliates during June 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Beginning balance	$24,185	$2,057
New loans	2,259	23,922
Repayments	(257)	(1,794)
Ending balance	$26,187	$24,185

Deposits of related parties amount to $30.8 million and $33.1 million as of  June 30, 2024 and  December 31, 2023, respectively.

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

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Company as reflected on the unaudited Consolidated Balance Sheet as of June 30, 2024, as compared with December 31, 2023, and operating results for the three and six month periods ended June 30, 2024, and 2023. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2024 Six-Month Financial Highlights (on a year-over-year basis):

●	Net income was $8.3 million, compared to $10.0 million
●	Pre-tax, pre-provision net income(1) was $9.7 million, compared to $13.3 million
●	Earnings were $1.03 per diluted share, compared to $1.23 per diluted share
●	Net interest income after the provision for credit losses was $30.1 million, compared to $32.5 million
●	Noninterest income increased 8.7% to $3.6 million, compared to $3.3 million
●	Total loans increased 6.3% to a record $1.50 billion, compared to $1.41 billion
●	Total deposits increased 2.6% to a record $1.47 billion, compared to $1.43 billion
●	Return on average assets annualized was 0.91%, compared to 1.16%
●	Return on average equity annualized was 8.16%, compared to 9.64%
●	Return on average tangible common equity(1) was 10.30%, compared to 11.92%
●	Asset quality remains at historically low levels with nonperforming assets to total assets of 0.87%, compared to 0.74%
●	Allowance for credit losses was 1.46% of total loans, compared to 1.46%
●	Equity to assets remained strong at 11.31%, compared to 11.26%
●	Book value increased 5.1% to $25.63 per share from $24.38 per share
●	Tangible book value(1) increased 7.1% to $20.37 per share from $19.02 per share

(1)	See non-GAAP reconciliation under the section “GAAP to Non-GAAP Reconciliations”

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023	2023	2024	2023
Per common share data
Net income per common share - basic	$0.52	$0.52	$0.44	$0.47	$0.63	$1.04	$1.23
Net income per common share - diluted	$0.52	$0.51	$0.44	$0.47	$0.63	$1.03	$1.23
Dividends declared per share	$0.20	$0.20	$0.25	$0.20	$0.20	$0.40	$0.40
Book value per share (period end)	$25.63	$25.48	$25.41	$23.94	$24.38	$25.63	$24.38
Tangible book value per share (period end) (1) (2)	$20.37	$20.18	$20.10	$18.62	$19.02	$20.37	$19.02
Dividends declared	$1,613	$1,613	$2,023	$1,619	$1,616	$3,226	$3,223
Dividend yield	3.34%	3.37%	3.06%	3.12%	2.99%	3.34%	3.01%
Dividend payout ratio	38.74%	38.71%	57.10%	42.21%	31.74%	38.72%	32.27%
Average shares outstanding - basic	8,067,144	8,091,203	8,093,478	8,092,494	8,088,793	8,079,174	8,113,645
Average shares outstanding - diluted	8,072,499	8,096,317	8,116,261	8,101,306	8,101,984	8,084,529	8,126,836
Period ending shares outstanding	8,067,144	8,067,144	8,095,252	8,092,576	8,088,793	8,067,144	8,088,793
Selected ratios
Return on average assets (Annualized)	0.91%	0.92%	0.78%	0.86%	1.17%	0.91%	1.16%
Return on average equity (Annualized)	8.15%	8.16%	7.13%	7.73%	10.41%	8.16%	9.64%
Return on average tangible common equity (1) (3)	10.29%	10.30%	9.11%	9.91%	13.12%	10.30%	11.92%
Efficiency (4)	67.97%	68.68%	68.99%	65.65%	61.27%	68.32%	62.73%
Equity to assets at period end	11.31%	11.32%	11.28%	10.80%	11.26%	11.31%	11.26%
Noninterest expense to average assets	0.64%	0.66%	0.68%	0.68%	0.69%	1.30%	1.38%
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

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Yields	2024	2024	2023	2023	2023	2024	2023
Interest-earning assets:
Loans receivable (1)	6.27%	6.11%	6.01%	5.82%	5.96%	6.19%	5.71%
Investment securities (1) (2)	3.59%	3.52%	3.52%	3.51%	3.54%	3.56%	3.55%
Interest-earning deposits with other banks	4.59%	4.88%	3.71%	4.13%	3.98%	4.74%	3.71%
Total interest-earning assets	5.92%	5.77%	5.64%	5.49%	5.60%	5.85%	5.37%
Deposits:
Interest-bearing demand deposits	1.93%	1.86%	1.67%	1.51%	1.11%	1.90%	0.99%
Money market deposits	3.95%	3.81%	3.58%	2.94%	2.21%	3.88%	1.89%
Savings deposits	0.64%	0.58%	0.59%	0.58%	0.73%	0.61%	0.89%
Certificates of deposit	4.57%	4.06%	3.68%	3.27%	2.35%	4.32%	2.04%
Total interest-bearing deposits	3.15%	2.88%	2.56%	2.16%	1.60%	3.02%	1.44%
Non-Deposit Funding:
Borrowings	5.60%	5.61%	5.57%	5.66%	5.26%	5.60%	5.10%
Total interest-bearing liabilities	3.45%	3.23%	2.96%	2.48%	2.02%	3.34%	1.78%
Cost of deposits	2.30%	2.08%	1.81%	1.53%	1.09%	2.19%	0.97%
Cost of funds	2.61%	2.42%	2.18%	1.80%	1.43%	2.52%	1.23%
Net interest margin (3)	3.51%	3.54%	3.63%	3.82%	4.27%	3.53%	4.23%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Yield is calculated on the basis of amortized cost.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

GAAP to Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended
(Dollar amounts in thousands, unaudited)	June 30,	March 31,	December 31,	September 30,	June 30,
	2024	2024	2023	2023	2023
Stockholders' equity	$206,788	$205,575	$205,681	$193,749	$197,227
Less goodwill and other intangibles	42,482	42,740	42,998	43,103	43,368
Tangible common equity	$164,306	$162,835	$162,683	$150,646	$153,859
Shares outstanding	8,067,144	8,067,144	8,095,252	8,092,576	8,088,793
Tangible book value per share	$20.37	$20.18	$20.10	$18.62	$19.02

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023	2023	2024	2023
Average stockholders' equity	$205,379	$205,342	$197,208	$196,795	$196,183	$205,330	$195,826
Less average goodwill and other intangibles	42,607	42,654	42,972	43,232	40,522	42,609	39,911
Average tangible common equity	$162,772	$162,688	$154,236	$153,563	$155,661	$162,721	$155,915
Net income	$4,164	$4,167	$3,543	$3,836	$5,092	$8,331	$9,989
Return on average tangible common equity (annualized)	10.29%	10.30%	9.11%	9.91%	13.12%	10.30%	12.92%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Six Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2024	2024	2023	2023	2023	2024	2023
Net income	$4,164	$4,167	$3,543	$3,836	$5,092	$8,331	$9,989
Add income taxes	690	769	709	703	986	1,459	1,975
Add provision (recovery of) for credit losses	87	(136)	554	1,127	814	(49)	1,321
PTPP	$4,941	$4,800	$4,806	$5,666	$6,892	$9,741	$13,285

Financial Condition

General. The Company’s total assets on June 30, 2024 were $1.83 billion, an increase of $5.3 million from December 31, 2023. For the same period, total loans increased by $19.6 million, cash and cash equivalents decreased by $8.6 million, and investment securities available for sale decreased by $4.4 million. Stockholders’ equity increased by $1.1 million, or 0.5%, as a result of higher retained earnings, partially offset by an increase in treasury stock and higher accumulated other comprehensive loss. Excluding the increase in treasury stock, total stockholders’ equity increased by $2.2 million.

Cash and cash equivalents. Cash and cash equivalents decreased $8.6 million to $52.3 million on June 30, 2024, from $60.8 million on December 31, 2023. The decrease in cash and cash equivalents is primarily due to an increase in loans and decrease in short-term borrowings, and partially offset by an increase in deposits. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on June 30, 2024, totaled $166.4 million, a decrease of $4.4 million, or 2.6%, from $170.8 million on December 31, 2023. The Company purchased securities totaling $1.9 million during the second quarter of 2024. There were no sales of securities for the six months ended June 30, 2024. During this period, the Company recorded repayments, calls, and maturities of $1.7 and an increase in the net unrealized losses of $4.3 million.

On June 30, 2024, the Company held $31.9 million at fair value of subordinated debt in other banks, as compared to $31.9 million on December 31, 2023. The average yield on this portfolio was 5.07% for the six-month period ended June 30, 2024, as compared to 4.79% for the 12-month period ended December 31, 2023.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 76.12% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Loans increased $19.6 million, or 1.3%, to $1.50 billion as of June 30, 2024. The increase in residential real estate loans is due to an enhanced focus on the segment along with new product offerings in an already active market. The commercial and industrial segment is a strategic focus area for the Bank, which has led to an increase in that segment's loan balance. The increase in construction and other loans is the result of fundings for ongoing projects.  These increases were offset by a decrease in non-owner occupied loans, which is due to multiple planned payoffs during the six-months ended June 30, 2024. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	June 30,	December 31,
	2024	2023	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$182,809	$183,545	$(736)	(0.40%)	12.21%
Non-owner occupied	385,648	401,580	(15,932)	(3.97%)	25.75%
Multifamily	86,951	82,506	4,445	5.39%	5.81%
Residential real estate	337,121	328,854	8,267	2.51%	22.51%
Commercial and industrial	234,702	221,508	13,194	5.96%	15.67%
Home equity lines of credit	131,047	127,818	3,229	2.53%	8.75%
Construction and other	132,530	125,105	7,425	5.94%	8.85%
Consumer installment	6,896	7,214	(318)	(4.41%)	0.45%
Total loans	1,497,704	1,478,130	19,574	1.32%	100.00%
Less: Allowance for credit losses	(21,795)	(21,693)	102	0.47%

Net loans	$1,475,909	$1,456,437	$19,472	1.34%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There were no loans held for sale at June 30, 2024, and December 31, 2023. The Company recorded gains on the sale of these loans totaling $79,000 based on proceeds of $2.7 million for the six months ended June 30, 2024.

Commercial real estate loans represent the Company’s largest loan segment and consist of term loans secured by a mortgage lien on real property and include both owner occupied and non-owner occupied loans as well as multi-family loans.  The Company originates fixed and adjustable rate commercial real estate loans to new and existing customers located within its primary markets; however, the property may be located outside of our primary lending areas.  As of June 30, 2024, approximately 91% of the properties related to the commercial real estate loans were located in the state of Ohio. Commercial real estate loans are typically originated with maturity dates of less than 20 years with repricing every 5 years. Management believes that the segment is well diversified.

The following table breaks down the Company’s commercial real estate portfolio by category and provides the weighted average loan-to-value for each category as of June 30, 2024:

	Balance	Percent of	Percent of	Weighted Average
	(in thousands)	CRE Portfolio	Loan Portfolio	Loan-to-Value

Multi-Family	$86,951	13.3%	5.8%	65.4%
Owner Occupied
Real Estate and Rental and Leasing	58,495	8.9%	3.9%	57.3%
Other Services (except Public Administration)	27,795	4.2%	1.9%	54.0%
Manufacturing	17,310	2.6%	1.2%	50.0%
Health Care and Social Assistance	15,624	2.4%	1.0%	43.6%
Agriculture, Forestry, Fishing and Hunting	15,612	2.4%	1.0%	36.8%
Other	47,909	7.3%	3.2%	57.5%
Total Owner Occupied	$182,745	27.8%	12.2%
Non-Owner Occupied
Real Estate and Rental and Leasing	309,103	47.3%	20.6%	71.0%
Accommodation and Food Services	41,429	6.3%	2.8%	56.8%
Health Care and Social Assistance	23,200	3.5%	1.5%	59.5%
Other	11,916	1.8%	0.8%	59.2%
Total Non-Owner Occupied	$385,648	58.9%	25.7%
Total CRE	$655,344	100.0%	43.7%

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a material percentage of its loan portfolio in commercial real estate loans. On June 30, 2024, commercial real estate loans (including construction, land, and land development loans) represented 293.4% of total risk-based capital, and growth in that segment over the past 36 months was 9.2%, which is less than the 50% threshold laid out in the regulatory guidance. Construction, land, and land development loans represent 64.3% of total risk-based capital. Based on the regulatory guidance, the Company does not have a concentration in commercial real estate lending as of June 30, 2024.

Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. The Board of Directors has adopted limits on both aggregate and industry specific concentration levels, including limits specific to commercial real loans.  The underwriting and risk rating of all loans is completed by a team that is independent of the individuals originating the loans. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes in cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial real estate loans are the financial condition of the borrower, sufficiency of the valued collateral, and timeliness of scheduled loan payments, and these loans may be negatively impacted by changes in the real estate markets or in the general economy. We have a policy that requires a periodic review of financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios as defined by regulatory requirements.

Nonperforming loans in the commercial real estate segment were $12.3 million at June 30, 2024. The allowance for credit losses for this segment totaled $11.3 million at June 30, 2024, representing an allowance for credit losses to loans ratio of 1.73% specific to the commercial real estate segment.

Our residential real estate loans totaled $337.1 million, or 22.5% of total loans, at June 30, 2024. The Bank grants real estate loans primarily within its designated lending areas, consisting of the communities surrounding branch offices in Ashtabula, Geauga, Portage, Summit, Cuyahoga, Lake, Trumbull, Madison, Delaware, Franklin, Union, Logan, and Hardin counties in Ohio. At June 30, 2024, approximately 99% of our residential real estate loans were concentrated in Ohio. Management believes our knowledge of these markets and our relative connectedness to the consumer borrowers we serve outweighs the geographic concentration risks. Our credit policy requires minimum credit scores, evidence of stable income, and maximum loan-to-values when underwriting residential real estate loans. The evaluation of our retail credit portfolio is defined in our credit policy and incorporates the Uniform Real Credit Classification and Account Management Policy as prescribed by federal regulatory authorities. Nonperforming loans in the residential real estate segment were $1.2 million at June 30, 2024. The allowance for credit losses for this segment totaled $4.9 million at June 30, 2024, representing an allowance for credit losses to loans ratio of 1.45% specific to the residential real estate segment.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of June 30, 2024, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On June 30, 2024, unused line of credit commitments totaled $495.1 million, which is an increase of $76.1 million, or 18.2%, from December 31, 2023. The commercial unused line of credit commitments were $341.8 million as of June 30, 2024, compared to $279.4 million on December 31, 2023.

Allowance for Credit Losses and Asset Quality. The ACL increased by $102,000, or 0.5%, to $21.8 million on June 30, 2024, from $21.7 million on December 31, 2023. For the six months ended June 30, 2024, net loan recoveries totaled $97,000, or 0.01% of average loans, annualized, compared to net charge offs of ($103,000) or 0.03% of average loans, annualized, for the same period in 2023. The provision for credit losses associated with loans was $5,000 for the six months ended June 30, 2024. The ratio of the ACL to nonperforming loans was 136.6% as of June 30, 2024, compared to 289.4% for the same period in the prior year. The ACL to total loans ratio remained unchanged at 1.46% as of June 30, 2023, and June 30, 2024.

Management analyzes the adequacy of the allowance for credit losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The ACL is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the current hostilities in Ukraine and the Middle East and the resulting increased uncertainty characterized by persistent inflation. The direct impacts of the pandemic and related economic disruptions, which previously dominated our risk analysis, have lessened. Geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. Increasing interest rates could potentially impact the valuations of assets that collateralize our loans. Market liquidity events in 2023 have added uncertainty, and the Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the ACL is appropriately stated as of June 30, 2024. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the Three Months Ended June 30,
	2024			2023
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$181,828	$-	0.00%	$187,316	$(45)	(0.10%)
Non-owner occupied	394,747	-	0.00%	391,187	-	0.00%
Multifamily	84,859	-	0.00%	61,408	-	0.00%
Residential real estate	336,432	-	0.00%	310,058	(108)	(0.14%)
Commercial and industrial	232,541	8	0.01%	202,756	3	0.01%
Home equity lines of credit	130,997	-	0.00%	127,081	-	0.00%
Construction and other	134,978	-	0.00%	111,433	-	0.00%
Consumer installment	7,058	21	1.19%	8,833	39	1.77%

Total	$1,503,440	$29	0.01%	$1,400,074	$(111)	(0.03%)

	For the Six Months Ended June 30,
	2024			2023
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$180,202	$11	0.01%	$184,693	$(43)	(0.05%)
Non-owner occupied	391,216	-	0.00%	385,710	-	0.00%
Multifamily	84,100	-	0.00%	60,548	-	0.00%
Residential real estate	333,423	-	0.00%	305,717	(108)	(0.07%)
Commercial and industrial	230,461	16	0.01%	199,917	(40)	(0.04%)
Home equity lines of credit	129,825	(7)	(0.01%)	125,302	70	0.11%
Construction and other	133,771	-	0.00%	109,873	-	0.00%
Consumer installment	6,995	77	2.21%	8,710	18	0.42%

Total	$1,489,992	$97	0.01%	$1,380,470	$(103)	(0.03%)

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

	Asset Quality History

(Dollar amounts in thousands)	June 30, 2024	December 31, 2023

Nonperforming loans	$15,961	$10,877
Other real estate owned	0	0

Nonperforming assets	$15,961	$10,877

Allowance for credit losses	$21,795	21,693

Ratios:
Nonperforming loans to total loans	1.07%	0.74%
Nonperforming assets to total assets	0.87%	0.60%
Allowance for credit losses to total loans	1.46%	1.47%
Allowance for credit losses to nonperforming loans	136.55%	199.44%

Total loans	$1,497,704	$1,478,130
Total assets	$1,828,186	$1,822,883

A major factor in determining the appropriateness of the allowance for credit losses is the type of collateral that secures the loans. Nonperforming loans secured by real estate totaled $14.5 million and $10.4 million as of June 30, 2024 and December 31, 2023, respectively. Of the total nonperforming loans on June 30, 2024, 91.1% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.47 billion or 90.7% of the Company’s total average funding sources at June 30, 2024. Total deposits increased $42.9 million on June 30, 2024, from $1.43 billion on December 31, 2023. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	June 30,	December 31,
	2024	2023	$ change	% change

Noninterest-bearing demand	$387,024	$401,384	$(14,360)	(3.58%)
Interest-bearing demand	206,542	205,582	960	0.47%
Money market	355,630	274,682	80,948	29.47%
Savings	192,472	210,639	(18,167)	(8.62%)
Time	327,876	334,315	(6,439)	(1.93%)
Total deposits	$1,469,544	$1,426,602	$42,942	3.01%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $86.5 million on June 30, 2024 and $90.3 million on December 31, 2023 and are included in time deposits on the Consolidated Balance Sheet.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $414.5 million, or 28.2% of total deposits, at June 30, 2024 and approximately $390.0 million, or 27.3% of total deposits, at December 31, 2023.

States and political subdivisions in the U.S. deposits (“Public funds”) compared to total deposits were $159.7 million, or 10.9% at June 30, 2024 and $141.3 million, or 9.9% at December 31, 2023.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings decreased by $38.0 million to $125.0 million as of June 30, 2024, compared to $163.0 million at December 31, 2023. Other borrowings were relatively unchanged at $11.8 million as of June 30, 2024 and $11.9 million on December 31, 2023.

Stockholders’ equity. Stockholders’ equity increased $1.1, or 0.5%, to $206.8 million at June 30, 2024 from $205.7 million at December 31, 2023. This increase was primarily the result of $8.3 million in net income. These changes were partially offset by a $1.1 million increase in treasury stock due to repurchasing 43,858 common shares during the first quarter of 2024, $3.2 million of cash dividends paid, and an increase of $3.4 million in accumulated other comprehensive loss due to an increase in the unrealized losses on investment securities available for sale.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $20.37 at June 30, 2024 compared to $19.02 at June 30, 2023 and $20.10 at December 31, 2023. Tangible equity has been impacted by the changes in stockholders' equity described in the previous paragraph, including the unrealized losses of the Company's available-for-sale investment securities portfolio.  Net unrealized losses from available-for-sale investment securities were $24.6 million as of June 30, 2024, compared to net unrealized losses of $24.4 million at June 30, 2023, and net unrealized losses of $20.4 million at December 31, 2023.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2024, was $4.2 million, a $928,000, or 18.2%, decrease from the amount earned during the same period in 2023. Diluted earnings per share for the quarter was $0.52 for the three months ended June 30, 2024 and $0.63 for the same period in 2023. Net income for the six months ended June 30, 2024, was $8.3 million, a $1.7 million, or 16.6%, decrease from the amount earned during the same period in 2023. Diluted earnings per share was $1.03 for the six months ended June 30, 2024 and $1.23 for the same period in 2023.

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

Net interest income for the three months ended June 30, 2024, totaled $15.1 million, a decrease of 13.1% from that reported in the comparable period of 2023. The net interest margin was 3.51% for the three months ended June 30, 2024, a decrease of 76 basis points for the same period of 2023. The decrease in the net interest margin is attributable to an increase in the average balance of interest-bearing deposits of $109.1 million, coupled with a 117-basis point increase in the yield earned on those deposits. This was partially offset by a $103.4 million increase in the average balance of loans receivable, coupled with a 31 basis point increase in the rate paid on those loans.

Net interest income for the six months ended June 30, 2024, totaled $30.1 million, a decrease of 11.2% from that reported in the comparable period of 2023. The net interest margin was 3.53% for the six months ended June 30, 2024, a decrease of 70 basis points for the same period of 2023. The decrease in the net interest margin is attributable to an increase in the average balance of interest-bearing deposits of $103.0 million, coupled with a 123-basis point increase in the yield earned on those deposits. This was partially offset by a $109.5 million increase in the average balance of loans receivable, coupled with a 57-basis point increase in the rate paid on those loans.

The Company is currently in a liability-sensitive position and expects to remain so for the next two-year outlook period. An increase in rates should lead to an expansion of net interest margin as the Company’s interest-earning assets reprice faster than its interest-bearing liabilities. Much of the Company’s liability sensitivity is due to deposit account increase in cost of funds. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of June 30, 2024, nearly all loan contracts with floor rates exceed their contractual floor rates and are repricing accordingly with rising interest rates. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $2.8 million or 12.1%, for the three months ended June 30, 2024, compared to the same period in the prior year. This is attributable to a $2.7 million increase in interest and fees on loans and a $107,000 increase in dividend on stock, offset by a decrease of $36,000 in interest on federal funds sold. The average balance of investment securities decreased by $643,000, or 0.3%, and the 3.59% yield on the investment portfolio increased by 5 basis points, from 3.54%, for the same period in the prior year.  The yield for the investment portfolio is based on amortized cost.

Interest and dividend income increased $7.1 million or 16.4% for the six months ended June 30, 2024, compared to the same period in the prior year. This is attributable to a $6.8 million increase in interest and fees on loans, a $208,000 increase in interest on dividends on stock, and a $203,000 increase in interest from interest-earning deposits in other institutions, offset by a decrease of $137,000 in interest on federal funds sold. The average balance of investment securities decreased by $432,000, or 0.2%, and the 3.56% yield on the investment portfolio increased by 1 basis point, from 3.55%, for the same period in the prior year.  The yield for the investment portfolio is based on amortized cost.

Interest expense. Interest expense increased by $5.0 million, or 91.8%, for the three months ended June 30, 2024, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $4.6 million and a $458,000 increase in short-term and other borrowings expenses. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $109.1 million, or 11.3% as well as an increase of 222 basis points in the rates paid on certificates of deposits and an increase of 174 basis points in the rates paid on money market deposits. The increase in short-term borrowing expenses is a result of the Bank taking on additional FHLB advances.

Interest expense increased by $10.9 million, or 117.2%, for the six months ended June 30, 2024, compared to the same period in the prior year. This is attributable to an increase in deposit expense of $9.0 million and a $1.8 million increase in short-term and other borrowings expenses. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $103.0 million, or 10.8% as well as an increase of 228 basis points in the rates paid on certificates of deposits and an increase of 199 basis points in the rates paid on money market deposits. The increase in short-term borrowing expenses is a result of the Bank taking on additional FHLB advances.

Provision for (recovery of) credit losses. The provision for (recovery of) credit losses represents the charge to income necessary to adjust the allowance for credit losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a provision for credit losses of $87,000 was recorded for the three months ended June 30, 2024, including a provision for credit losses on loans of $697,000 and a recovery of credit losses for unfunded commitments of $54,000. A provision for credit losses of $814,000 was recorded for the three months ended June 30, 2023. The provision for credit losses for the three months ended June 30, 2024 was mainly due to changes in projected loss drivers, prepayment assumptions, and curtailment expectations over the reasonable and supportable forecast period in the calculation of the allowance for credit losses, along with an increase in total loans.

Based on this review, a recovery of credit losses of $49,000 was recorded for the six months ended June 30, 2024, including a provision for credit losses on loans of $5,000 and a recovery of credit losses for unfunded commitments of $54,000. A provision of $1.3 million was recorded for the six months ended June 30, 2023. The recovery for credit losses for the six months ended June 30, 2024 was mainly due to changes in projected loss drivers, prepayment assumptions, and curtailment expectations over the reasonable and supportable forecast period in the calculation of the allowance for credit losses, along with an increase in total loans.

The ACL to total loans for the quarter ended June 30, 2024, was 1.46%, compared to 1.46% during the same period in the prior year. The Company remains confident in its conservative and disciplined approach to credit and risk management.

Noninterest income. Noninterest income increased by $168,000, or 10.6%, for the three months ended June 30, 2024, over the comparable 2023 period. This increase was the result of a $95,000 increase in revenue from investment services, a $63,000 increase in gain on sale of loans, a $40,000 improvement in loss on equity securities, and a $31,000 increase in service charges on deposit accounts. These increases were partially offset by a $77,000 decrease in gross rental income as the OREO property was sold.

Noninterest income increased by $286,000, or 8.7%, for the six months ended June 30, 2024, over the comparable 2023 period. This increase was the result of a $126,000 improvement in loss on equity securities, a $122,000 increase in other income, a $114,000 increase in revenue from investment services, and a $50,000 increase in gain on sale of loans. These increases were partially offset by a $112,000 decrease in gross rental income as the OREO property was sold and a $46,000 decrease in service charges on deposit accounts.

Noninterest expense. Noninterest expense of $11.9 million for the second quarter of 2024 was 1.3%, or $152,000 lower than the second quarter of 2023, primarily due to a $206,000 decrease in merger-related costs, a $93,000 decrease in equipment expense, and a $58,000 decrease in occupancy expense. The Company also recognized $0 in gross OREO expenses in the three months ended June 30, 2024. This decrease was partially offset by a $92,000 increase in salaries and employee benefits, a $93,000 increase in advertising expense, a $48,000 increase in other expense, and a $31,000 increase in data processing and information technology costs.

Noninterest expense of $23.9 million for the six months ended June 30, 2024 was 0.1%, or $21,000 higher than the six months ended June 30, 2023, primarily due to a $573,000 increase in salaries and employee benefits, a $210,000 increase in data processing and information technology costs, and a $138,000 increase in federal deposit insurance expense. These increases were offset by a $449,000 decrease in merger-related costs, a $202,000 decrease in occupancy expense, a $171,000 decrease in equipment expenses, and a $96,000 decrease in gross other real estate owned expense. The Company also recognized $99,000 in gross OREO expenses in the six months ended June 30, 2024.

Provision for income taxes. The Company recognized $690,000 in income tax expense for the three months ended June 30, 2024, which reflected an effective tax rate of 14.2%, as compared to $986,000 in income tax expense with an effective tax rate of 16.2% for the comparable 2023 period. The Company recognized $1.5 million in income tax expense for the six months ended June 30, 2024, which reflected an effective tax rate of 14.9%, as compared to $2.0 million in income tax expense with an effective tax rate of 16.5% for the comparable 2023 period.

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

	For the Three Months Ended June 30,
	2024			2023

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,503,440	$23,422	6.27%	$1,400,074	$20,762	5.96%
Investment securities ⁽²⁾	193,688	1,471	3.59%	194,331	1,457	3.54%
Interest-earning deposits with other banks ⁽³⁾	61,891	706	4.59%	62,296	618	3.98%
Total interest-earning assets	$1,759,019	$25,599	5.92%	$1,656,701	$22,837	5.60%
Noninterest-earning assets	84,495			88,679
Total assets	$1,843,514			$1,745,380
Interest-bearing liabilities:
Interest-bearing demand deposits	$209,965	1,009	1.93%	$214,045	595	1.11%
Money market deposits	337,937	3,320	3.95%	234,497	1,294	2.21%
Savings deposits	192,577	305	0.64%	263,587	478	0.73%
Certificates of deposit	333,542	3,789	4.57%	252,785	1,484	2.35%
Short-term borrowings	138,656	1,920	5.57%	112,349	1,462	5.22%
Other borrowings	11,791	173	5.90%	11,992	170	5.69%
Total interest-bearing liabilities	$1,224,468	$10,516	3.45%	$1,089,255	$5,483	2.02%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$396,626			$450,835
Other liabilities	17,042			9,107
Stockholders' equity	205,379			196,183
Total liabilities and stockholders' equity	$1,843,514			$1,745,380
Net interest income		$15,083			$17,354
Interest rate spread ⁽⁴⁾			2.47%			3.58%
Net interest margin ⁽⁵⁾			3.51%			4.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.66%			152.09%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $289 and $294 for the three months ended June 30, 2024 and 2023, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2024, and 2023, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2024 versus 2023
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,532	$1,128	$2,660
Investment securities	(6)	20	14
Interest-earning deposits with other banks	(4)	92	88
Total interest-earning assets	$1,522	$1,240	$2,762

Interest-bearing liabilities:
Interest-bearing demand deposits	$(11)	$425	$414
Money market deposits	568	1,458	2,026
Savings deposits	(129)	(44)	(173)
Certificates of deposit	472	1,833	2,305
Short-term borrowings	341	117	458
Other borrowings	(3)	6	3
Total interest-bearing liabilities	$1,238	$3,795	$5,033

Net interest income	$284	$(2,555)	$(2,271)

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

	For the Six Months Ended June 30,
	2024			2023

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,489,992	$45,817	6.19%	$1,380,470	$39,037	5.71%
Investment securities ⁽²⁾	193,749	2,910	3.56%	194,181	2,895	3.55%
Interest-earning deposits with other banks ⁽³⁾	63,015	1,484	4.74%	65,802	1,210	3.71%
Total interest-earning assets	$1,746,756	$50,211	5.85%	$1,640,453	$43,142	5.37%
Noninterest-earning assets	86,343			89,508
Total assets	$1,833,099			$1,729,961
Interest-bearing liabilities:
Interest-bearing demand deposits	$210,487	1,986	1.90%	$195,990	$960	0.99%
Money market deposits	318,208	6,147	3.88%	221,452	2,077	1.89%
Savings deposits	196,828	594	0.61%	289,318	1,281	0.89%
Certificates of deposit	333,706	7,162	4.32%	249,468	2,523	2.04%
Short-term borrowings	141,507	3,913	5.56%	84,404	2,114	5.05%
Other borrowings	11,815	357	6.08%	12,015	326	5.47%
Total interest-bearing liabilities	$1,212,551	$20,159	3.34%	$1,052,647	$9,281	1.78%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$398,417			$471,242
Other liabilities	16,801			10,246
Stockholders' equity	205,330			195,826
Total liabilities and stockholders' equity	$1,833,099			$1,729,961
Net interest income		$30,052			$33,861
Interest rate spread ⁽⁴⁾			2.51%			3.59%
Net interest margin ⁽⁵⁾			3.53%			4.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			144.06%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $570 and $572 for the six months ended June 30, 2024 and 2023, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2024, and 2023, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2024 versus 2023
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$3,110	$3,670	$6,780
Investment securities	(8)	23	15
Interest-earning deposits with other banks	(51)	325	274
Total interest-earning assets	$3,051	$4,018	$7,069

Interest-bearing liabilities:
Interest-bearing demand deposits	$71	$955	$1,026
Money market deposits	909	3,161	4,070
Savings deposits	(409)	(278)	(687)
Certificates of deposit	855	3,784	4,639
Short-term borrowings	1,434	365	1,799
Other borrowings	(5)	36	31
Total interest-bearing liabilities	$2,855	$8,023	$10,878

Net interest income	$196	$(4,005)	$(3,809)

LIQUIDITY

Management's objective in managing liquidity is to continue meeting the cash flow needs of banking customers, such as new or increased borrowings or deposit withdrawals, as well as the Company’s financial commitments, while doing so at a reasonable cost and in a timely manner. The principal sources of liquidity are customer deposits, loan repayments, maturing and sales of securities available for sale, and federal funds sold, which generate cash that the Company deposits with banks. While investment securities available for sale are generally considered as a source of cash, in the current interest rate environment, it is unlikely that any of these securities would be sold for funding needs. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, the purchase of brokered deposits, and the adjustment of interest rates to obtain deposits.

At June 30, 2024, the additional borrowing capacity at the FHLB was $440.3 million, as compared to $430.1 million on December 31, 2023. Considering the Company’s strong capital levels, robust liquidity, and diverse loans and deposit portfolios, along with the maximum borrowing capacity of $590.3 million at the FHLB, the Company did not need to use the Federal Reserve’s Bank Term Funding Program. The Company also has the option of borrowing from the Federal Reserve discount window with any assets not currently pledged elsewhere. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At June 30, 2024, total net available liquidity was $720.7 million, compared to $702.2 million at December 31, 2024. This accounted for 49.0% of total deposits at June 30, 2024, compared to 49.2% at December 31, 2024. At June 30, 2024, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of June 30, 2024. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the six months ended June 30, 2024, the adjustments to reconcile net income to net cash provided by operating activities consisted mainly of core deposit intangibles amortization, origination and proceeds from the sale of loans held for sale, earnings on bank-owned life insurance, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows.

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following US GAAP. US GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for investment securities available for sale, individually analyzed loans, and other real estate owned that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

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

The Bank and the Company met each of the well-capitalized ratio guidelines as of June 30, 2024. The following table indicates the capital ratios for the Bank and the Company as of June 30, 2024, and December 31, 2023, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of June 30, 2024
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.47%	11.72%	11.72%	12.97%
Middlefield Banc Corp.	10.67%	12.04%	11.54%	13.29%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2023
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.48%	11.82%	11.82%	13.08%
Middlefield Banc Corp.	10.68%	12.18%	11.66%	13.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors and senior management. This committee meets quarterly and generally monitors various asset and liability management policies and strategies.

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

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at June 30, 2024, and December 31, 2023, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the June 30, 2024, and December 31, 2023 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2024, and December 31, 2023, for portfolio equity.

	June 30, 2024		December 31, 2023
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(2.40%)	(7.20%)	(3.20%)	(9.20%)
-100bp	1.55%	1.90%	1.73%	2.90%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2024, have remained unchanged from December 31, 2023. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, for the investment securities available for sale, loan portfolios, and unfunded commitments. Please refer to Note 1 - Summary of Significant Accounting Policies for further discussion on significant accounting policies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the Company's repurchases of common shares for the three months ended June 30, 2024:

2024 period
In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

April 1-30	-	$-	-	250,052
May 1-31	-	-	-	250,052
June 1-30	-	-	-	250,052
Total	-	$-

(a) In February 2022, the Board of Directors authorized the repurchase of up to 300,000 of common stock under the Company's repurchase program (the "Program") to enhance the value of Company stock and manage its capital. In February 2023, the Board of Directors authorized the Company to repurchase an additional 300,000 shares under the Program. The Company has completed the repurchase of 349,948 shares under the Program through June 30, 2024. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other information
During the three months ended June 30, 2024, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2024

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	Split-Dollar Agreement between The Middlefield Banking Company and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.1.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.2*	Split-Dollar Agreement between The Middlefield Banking Company and Thomas M. Wilson	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.3	Agreement for the Exchange of Real Estate	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.'s 8-K Current Report filed on June 5, 2024

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Cheravitch	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Thomas M. Wilson	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.4*	Change in Control Agreement between Middlefield Banc Corp. and Sarah A. Winters	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.5	General Release and Waiver of Claims between Middlefield Banc Corp. and James R. Heslop, II	filed herewith

10.4.6	[reserved]

10.4.7*	Amended change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.9*	First Amendment to the Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.10*	Secondary Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13*	Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.13 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	[reserved]

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 13, 2024

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: August 13, 2024	By: /s/ Ronald L. Zimmerly, Jr.

----------------------------------------

Ronald L. Zimmerly, Jr.

Chief Executive Officer

(Principal Executive Officer)

Date: August 13, 2024	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President, Chief Financial Officer

(Principal Financial and Accounting Officer)