Form 10-Q
period 2024-09-30
MIDDLEFIELD BANC CORP
filed 2024-11-13
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Outstanding at November 13, 2024: 8,071,032

 MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Cash and due from banks	$61,851	$56,397
Federal funds sold	12,022	4,439
Cash and cash equivalents	73,873	60,836
Investment securities available for sale, at fair value	169,895	170,779
Other investments	895	955
Loans held for sale	249	-
Loans:
Commercial real estate:
Owner occupied	187,313	183,545
Non-owner occupied	407,159	401,580
Multifamily	94,798	82,506
Residential real estate	345,748	328,854
Commercial and industrial	213,172	221,508
Home equity lines of credit	137,761	127,818
Construction and other	111,550	125,105
Consumer installment	7,030	7,214
Total loans	1,504,531	1,478,130
Less: allowance for credit losses	22,526	21,693
Net loans	1,482,005	1,456,437
Premises and equipment, net	20,528	21,339
Goodwill	36,356	36,356
Core deposit intangibles	5,869	6,642
Bank-owned life insurance	35,049	34,349
Accrued interest receivable and other assets	32,916	35,190
TOTAL ASSETS	$1,857,635	$1,822,883
LIABILITIES
Deposits:
Noninterest-bearing demand	$390,933	$401,384
Interest-bearing demand	218,002	205,582
Money market	376,619	274,682
Savings	199,984	210,639
Time	327,231	334,315
Total deposits	1,512,769	1,426,602
Federal Home Loan Bank advances	106,000	163,000
Other borrowings	11,711	11,862
Accrued interest payable and other liabilities	16,450	15,738
TOTAL LIABILITIES	1,646,930	1,617,202
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,950,342 and 9,930,704 shares issued; 8,071,032 and 8,095,252 shares outstanding	161,916	161,388
Additional paid-in capital	108	-
Retained earnings	106,067	100,237
Accumulated other comprehensive loss	(16,477)	(16,090)
Treasury stock, at cost; 1,879,310 and 1,835,452 shares	(40,909)	(39,854)
TOTAL STOCKHOLDERS' EQUITY	210,705	205,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,857,635	$1,822,883

See accompanying notes to unaudited consolidated financial statements.

 MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,441	$20,899	$69,258	$59,935
Interest-earning deposits in other institutions	348	300	1,171	920
Federal funds sold	143	266	417	678
Investment securities:
Taxable interest	528	477	1,500	1,415
Tax-exempt interest	962	980	2,900	2,938
Dividends on stock	191	148	578	326
Total interest and dividend income	25,613	23,070	75,824	66,212

INTEREST EXPENSE
Deposits	8,792	5,632	24,681	12,472
Short-term borrowings	1,575	1,258	5,488	3,373
Other borrowings	173	213	530	539
Total interest expense	10,540	7,103	30,699	16,384

NET INTEREST INCOME	15,073	15,967	45,125	49,828

Provision for credit losses	2,234	1,127	2,185	2,449

NET INTEREST INCOME AFTER PROVISON FOR CREDIT LOSSES	12,839	14,840	42,940	47,379

NONINTEREST INCOME
Service charges on deposit accounts	959	954	2,839	2,880
Gain (loss) on equity securities	14	48	(65)	(157)
Gain on other real estate owned	-	-	-	2
Earnings on bank-owned life insurance	246	207	700	627
Gain on sale of loans	56	45	135	74
Revenue from investment services	206	190	679	550
Gross rental income	-	110	67	290
Other income	262	263	944	822
Total noninterest income	1,743	1,817	5,299	5,088

NONINTEREST EXPENSE
Salaries and employee benefits	6,201	5,994	18,645	17,865
Occupancy expense	627	699	1,780	2,054
Equipment expense	203	297	704	969
Data processing and information technology costs	1,248	1,209	3,665	3,415
Ohio state franchise tax	399	398	1,193	1,180
Federal deposit insurance expense	255	207	762	576
Professional fees	539	545	1,654	1,633
Advertising expense	283	414	1,210	1,315
Software amortization expense	74	24	117	73
Core deposit intangible amortization	257	265	773	794
Gross other real estate owned expenses	-	195	99	390
Merger-related costs	-	22	-	472
Other expense	1,785	1,849	5,136	5,228
Total noninterest expense	11,871	12,118	35,738	35,964

Income before income taxes	2,711	4,539	12,501	16,503
Income taxes	371	703	1,830	2,678

NET INCOME	$2,340	$3,836	$10,671	$13,825

EARNINGS PER SHARE
Basic	$0.29	$0.47	$1.32	$1.71
Diluted	$0.29	$0.47	$1.32	$1.70

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$2,340	$3,836	$10,671	$13,825

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	3,786	(7,336)	(490)	(5,420)
Tax effect	(795)	1,540	103	1,138

Total other comprehensive income (loss)	2,991	(5,796)	(387)	(4,282)

Comprehensive income (loss)	$5,331	$(1,960)	$10,284	$9,543

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	('Loss) Income	Stock	Equity

Balance, June 30, 2024	9,946,454	$161,823	$-	$105,342	$(19,468)	$(40,909)	$206,788

Net income				2,340			2,340
Other comprehensive income					2,991		2,991
Shares issued for stock options and grants	3,888	93					93
Restricted stock grant			108				108
Cash dividends ($0.20 per share)				(1,615)			(1,615)

Balance, September 30, 2024	9,950,342	$161,916	$108	$106,067	$(16,477)	$(40,909)	$210,705

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, June 30, 2023	9,924,245	$161,211	$96,500	$(20,630)	$(39,854)	$197,227

Net income			3,836			3,836
Other comprehensive loss				(5,796)		(5,796)
Shares issued for stock options and grants	3,783	101				101
Cash dividends ($0.20 per share)			(1,619)			(1,619)

Balance, September 30, 2023	9,928,028	$161,312	$98,717	$(26,426)	$(39,854)	$193,749

See accompanying notes to unaudited consolidated financial statements.

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2023	9,930,704	$161,388	$-	$100,237	$(16,090)	$(39,854)	$205,681

Net income				10,671			10,671
Other comprehensive loss					(387)		(387)
Shares issued for stock options and grants	19,638	528					528
Restricted stock grant			108				108
Common shares repurchased (43,858)						(1,055)	(1,055)
Cash dividends ($0.60 per share)				(4,841)			(4,841)

Balance, September 30, 2024	9,950,342	$161,916	$108	$106,067	$(16,477)	$(40,909)	$210,705

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Loss	Stock	Equity

Balance, December 31, 2022	9,916,466	$161,029	$94,154	$(22,144)	$(35,348)	$197,691

Net income			13,825			13,825
Other comprehensive loss				(4,282)		(4,282)
Cumulative impact of ASC 326 adoption (CECL)			(4,421)			(4,421)
Authorization of additional common shares		(37)				(37)
Stock-based compensation, net	11,562	320				320
Common shares repurchased (164,221)					(4,506)	(4,506)
Cash dividends ($0.40 per share)			(4,841)			(4,841)

Balance, September 30, 2023	9,928,028	$161,312	$98,717	$(26,426)	$(39,854)	$193,749

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$10,671	$13,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,185	2,449
Loss on equity securities	65	157
Software amortization expense	117	73
Amortization of premium and discount on investment securities, net	421	453
Amortization of core deposit intangibles	773	794
Depreciation, amortization, and accretion, net	(47)	(100)
Stock-based compensation, net	482	78
Origination of loans held for sale	(5,638)	(4,549)
Proceeds from sale of loans held for sale	5,524	3,991
Gain on sale of loans held for sale	(135)	(74)
Earnings on bank-owned life insurance	(700)	(627)
Deferred income tax (benefit)	(45)	485
Gains on other real estate owned	-	(2)
Decrease (increase) in accrued interest receivable	265	(1,002)
Increase in accrued interest payable	3,950	1,607
Other, net	(3,078)	(2,941)
Net cash provided by operating activities	14,809	14,617

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	1,871	1,680
Purchases	(1,898)	(2,000)
Purchase of other investments	(5)	(200)
Increase in loans, net	(26,460)	(99,059)
Proceeds from the sale of other real estate owned	-	31
Proceeds from bank-owned life insurance	-	289
Purchase of premises and equipment	(368)	(1,058)
Purchase of restricted stock	(723)	(5,507)
Redemption of restricted stock	2,691	4,237
Net cash used in investing activities	(24,892)	(101,587)

FINANCING ACTIVITIES
Net increase in deposits	86,167	55,157
Net (decrease) increase in short-term borrowings	(57,000)	53,000
Repayment of other borrowings	(151)	(147)
Repurchase of common shares	(1,055)	(4,506)
Cash dividends	(4,841)	(4,841)
Net cash provided by financing activities	23,120	98,663

Increase in cash and cash equivalents	13,037	11,693

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,836	53,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,873	$65,502

	For the Nine Months Ended
	September 30,
	2024	2023
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$26,749	$14,777
Income taxes	2,130	2,168

Noncash investing transactions:
Purchased loan fair value adjustment	-	4,462

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

On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On  September 30, 2024, MI’s assets consist of a cash account, available-for-sale investment securities, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On September 30, 2024, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI did not operate after the merger, and its existence ended January 19, 2024. All significant intercompany items have been eliminated between MBC and these subsidiaries.

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

The Company’s significant accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2024. However, the Company has identified critical accounting policies, and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities held for sale, loan portfolios, and unfunded commitments.

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

Investment securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities. As of  September 30, 2024, the Company did not hold any held-to-maturity securities.

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

Accrued interest receivable on available-for-sale investment securities totaled $1.5 million on  September 30, 2024, and is included within accrued interest receivable and other assets on the Consolidated Balance Sheet. This amount is excluded from the estimate of expected credit losses. Available for sale investment securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale investment securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Recent Accounting Pronouncements

In  January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,  March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 Issued  December 2022, which was issued in  December 2022, extended the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from  December 31, 2022, to  December 31, 2024. The ASUs are not expected to have a significant impact on the Bank’s financial statements.

In  June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit account of the equity security and is not considered in measuring its fair value. The ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The amendments in this ASU are effective for all entities for fiscal years beginning after  December 15, 2024. This ASU is not expected to have a significant impact on the Company’s results of operations or financial condition.

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718).  The ASU amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements.  The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. This ASU is not expected to have a significant impact on the Company’s results of operations or financial condition.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from equity security gains (losses), gains on the sale of loans, rental income, and BOLI income, are not within the scope of ASC 606. For the nine months ended September 30, 2024, these revenue sources cumulatively comprise 94.5% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Noninterest Income	2024	2023	2024	2023
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$249	$258	$748	$734
ATM banking fees	489	484	1,419	1,447
Service charges and other fees	221	212	672	699
Gain (loss) on equity securities ⁽ª⁾	14	48	(65)	(157)
Gain on sale of other real estate owned ⁽ª⁾	-	-	-	2
Earnings on bank-owned life insurance ⁽ª⁾	246	207	700	627
Gain on sale of loans ⁽ª⁾	56	45	135	74
Revenue from investment services	206	190	679	550
Miscellaneous fee income	106	98	301	285
Gross rental income ⁽ª⁾	-	110	67	290
Other income	156	165	643	537
Total noninterest income	$1,743	$1,817	$5,299	$5,088

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Weighted-average common shares outstanding	9,950,342	9,927,946	9,946,146	9,924,597

Average treasury stock shares	(1,879,310)	(1,835,452)	(1,869,706)	(1,818,080)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,071,032	8,092,494	8,076,440	8,106,517

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	15,840	8,812	15,840	8,812

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,086,872	8,101,306	8,092,280	8,115,329

On September 30, 2024, there were 43,633 shares of restricted stock, 27,793 shares of which were anti-dilutive.

On September 30, 2023, there were 57,361 shares of restricted stock, 48,549 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of September 30, 2024, the Company held 1,879,310 of the Company’s shares, which is an increase of 43,858 from the 1,835,452 shares held as of September 30, 2023.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”) by component, net of tax, for the three and nine months ended September 30, 2024, and 2023, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at June 30, 2024	$(19,468)
Other comprehensive income⁽ª⁾	2,991
Balance at September 30, 2024	$(16,477)

Balance at December 31, 2023	$(16,090)
Other comprehensive loss⁽ª⁾	(387)
Balance at September 30, 2024	$(16,477)

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at June 30, 2023	$(20,630)
Other comprehensive loss⁽ª⁾	(5,796)
Balance at September 30, 2023	$(26,426)

Balance at December 31, 2022	$(22,144)
Other comprehensive loss⁽ª⁾	(4,282)
Balance at September 30, 2023	$(26,426)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the three and nine months ended September 30, 2024, and 2023.

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

		September 30, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,883	$6,650	$32,533
Obligations of states and political subdivisions	-	129,467	-	129,467
Mortgage-backed securities in government-sponsored entities	-	7,895	-	7,895
Total investment securities available for sale	-	163,245	6,650	169,895
Equity securities	785	-	-	785
Total	$785	$163,245	$6,650	$170,680

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$23,118	$8,801	$31,919
Obligations of states and political subdivisions	-	132,542	-	132,542
Mortgage-backed securities in government-sponsored entities	-	6,318	-	6,318
Total investment securities available for sale	-	161,978	8,801	170,779
Equity securities	814	-	-	814
Total	$814	$161,978	$8,801	$171,593

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

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

	Subordinated debt
(Dollar amounts in thousands)	September 30, 2024	December 31, 2023
Beginning of year	$8,801	$8,737
Purchases, sales, settlements:
Purchases	-	1,000
Transfers out of Level III (1)	(2,250)	(1,000)
Net change in unrealized loss on investment securities available-for-sale	99	64
Balance at end of period	$6,650	$8,801

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

		September 30, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$4,155	$4,155

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,361	$3,361

Collateral-Dependent Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs), and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $1.1 million and $843,000 on  September 30, 2024, and  December 31, 2023, respectively.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value.

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2024
Collateral-dependent loans	$4,155	Appraisal of collateral (1)	Appraisal adjustments (2)	10.4% - 23.9%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Collateral-dependent loans	$3,361	Appraisal of collateral (1)	Appraisal adjustments (2)	20.1%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2024
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,482,005	$-	$-	$1,436,941	$1,436,941
Mortgage servicing rights	1,528			2,598	2,598

Financial liabilities:
Non-maturing deposits	$1,185,538	$1,185,538	$-	$-	$1,185,538
Time deposits	327,231	-	-	326,913	326,913
Other borrowings	11,711	-	-	11,711	11,711

	December 31, 2023
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,456,437	$-	$-	$1,370,657	$1,370,657
Mortgage servicing rights	1,636			2,781	2,781

Financial liabilities:
Non-maturing deposits	$1,092,287	$1,092,287	$-	$-	$1,092,287
Time deposits	334,315	-	-	331,638	331,638
Other borrowings	11,862	-	-	11,862	11,862

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

NOTE 6 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$116	$(1,883)	$32,533
Obligations of states and political subdivisions:
Tax-exempt	148,122	49	(18,704)	129,467
Mortgage-backed securities in government-sponsored entities	8,330	60	(495)	7,895
Total	$190,752	$225	$(21,082)	$169,895

(a)	Amortized cost excludes accrued interest receivable of $1.5 million for the period ending September 30, 2024.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$70	$(2,451)	$31,919
Obligations of states and political subdivisions:
Tax-exempt	149,881	153	(17,492)	132,542
Mortgage-backed securities in government-sponsored entities	6,965	-	(647)	6,318
Total	$191,146	$223	$(20,590)	$170,779

(a)	Amortized cost excludes accrued interest receivable of $1.6 million for the period ending December 31, 2023.

The amortized cost and fair value of investment securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$521	$522
Due after one year through five years	5,942	5,786
Due after five years through ten years	57,041	54,581
Due after ten years	127,248	109,006
Total	$190,752	$169,895

There were no investment securities sold during the nine months ended September 30, 2024, or year ended  December 31, 2023.

Investment securities with an approximate carrying value of $116.2 million and $118.8 million on  September 30, 2024, and  December 31, 2023, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$2,812	$(238)	$27,105	$(1,645)	$29,917	$(1,883)
Obligations of states and political subdivisions:
Tax-exempt	6,381	(154)	105,040	(18,550)	111,421	(18,704)
Mortgage-backed securities in government-sponsored entities	-	-	5,536	(495)	5,536	(495)
Total	$9,193	$(392)	$137,681	$(20,690)	$146,874	$(21,082)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$994	$(6)	$29,356	$(2,445)	$30,350	$(2,451)
Obligations of states and political subdivisions:
Tax-exempt	1,386	(10)	106,078	(17,482)	107,464	(17,492)
Mortgage-backed securities in government-sponsored entities	195	(1)	6,122	(646)	6,317	(647)
Total	$2,575	$(17)	$141,556	$(20,573)	$144,131	$(20,590)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 17 securities in an unrealized loss position for less than twelve months and 165 securities in an unrealized loss position for twelve months or greater on September 30, 2024. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of September 30, 2024, no ACL was required on investment securities available for sale.

Other investments, which primarily represents equity securities, totaled $895,000 and $955,000 at September 30, 2024 and December 31, 2023, respectively. The Company recognized a net gain on other investments of $14,000 and $48,000 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized a net loss on other investments of $65,000 and $157,000 for the nine months ended September 30, 2024 and 2023, respectively. There were no other investments sold during these periods.

NOTE 7 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the loan portfolio by primary segment and class of financial receivable (in thousands) (a)(b):

	September 30,	December 31,
	2024	2023

Commercial real estate:
Owner occupied	$187,313	$183,545
Non-owner occupied	407,159	401,580
Multifamily	94,798	82,506
Residential real estate	345,748	328,854
Commercial and industrial	213,172	221,508
Home equity lines of credit	137,761	127,818
Construction and other	111,550	125,105
Consumer installment	7,030	7,214
Total loans	1,504,531	1,478,130
Less: Allowance for credit losses	(22,526)	(21,693)
Net loans	$1,482,005	$1,456,437

(a)

Accrued interest of $5.3 million and $5.5 million at  September 30, 2024 and December 31, 2023, respectively, is excluded from amortized cost and presented in "Accrued interest receivable and other assets" on the Consolidated Balance Sheets.

(b)	Unearned income, including net deferred loan fees and costs and unamortized premiums and discounts, totaled $8.4 million and $9.2 million at September 30, 2024 and December 31, 2023, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the Three Months Ended September 30, 2024
	Allowance for Credit Losses
	Balance				Balance
	June 30, 2024	Charge-offs	Recoveries	Provision	September 30, 2024
Loans:
Commercial real estate:
Owner occupied	$2,058	$(45)	$-	$177	$2,190
Non-owner occupied	7,981	(1,341)	-	1,716	8,356
Multifamily	1,268	-	-	125	1,393
Residential real estate	4,891	-	-	219	5,110
Commercial and industrial	2,430	(35)	9	8	2,412
Home equity lines of credit	813	-	-	56	869
Construction and other	2,290	-	-	(159)	2,131
Consumer installment	64	(5)	35	(29)	65
Total	$21,795	$(1,426)	$44	$2,113	$22,526

	For the Three Months Ended September 30, 2023
	Allowance for Credit Losses
	Balance				Balance
	June 30, 2023	Charge-offs	Recoveries	Provision	September 30, 2023
Loans:
Commercial real estate:
Owner occupied	$3,413	$-	$1	$(711)	$2,703
Non-owner occupied	3,846	-	-	231	4,077
Multifamily	1,279	-	-	495	1,774
Residential real estate	5,114	-	-	187	5,301
Commercial and industrial	4,104	(25)	10	106	4,195
Home equity lines of credit	723	-	-	3	726
Construction and other	1,884	-	-	146	2,030
Consumer installment	228	-	30	(78)	180
Total	$20,591	$(25)	$41	$379	$20,986

	For the Nine Months Ended September 30, 2024
	Allowance for Credit Losses
	Balance				Balance
	December 31, 2023	Charge-offs	Recoveries	Provision	September 30, 2024
Loans:
Commercial real estate:
Owner occupied	$2,668	$(45)	$11	$(444)	$2,190
Non-owner occupied	4,480	(1,341)	-	5,217	8,356
Multifamily	1,796	-	-	(403)	1,393
Residential real estate	5,450	-	-	(340)	5,110
Commercial and industrial	4,377	(35)	24	(1,954)	2,412
Home equity lines of credit	750	(7)	1	125	869
Construction and other	1,990	-	-	141	2,131
Consumer installment	182	(11)	118	(224)	65
Total	$21,693	$(1,439)	$154	$2,118	$22,526

	For the Nine Months Ended September 30, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	December 31, 2022	Adoption	Charge-offs	Recoveries	Provision	September 30, 2023
Loans:
Commercial real estate:
Owner occupied	$2,203	$811	$(46)	$4	$(269)	$2,703
Non-owner occupied	5,597	(1,206)	-	-	(314)	4,077
Multifamily	662	591	-	-	521	1,774
Residential real estate	2,047	2,744	(108)	-	618	5,301
Commercial and industrial	1,483	2,320	(85)	30	447	4,195
Home equity lines of credit	1,753	(1,031)	-	70	(66)	726
Construction and other	609	956	-	-	465	2,030
Consumer installment	84	197	(62)	110	(149)	180
Total	$14,438	$5,382	$(301)	$214	$1,253	$20,986

The total ACL increased by $833,000, or 3.8%, from  December 31, 2023 to September 30, 2024. The increase was driven by portfolio activity and the economic outlook. The Bank utilized economic projections issued by the Federal Open Market Committee (FOMC) to estimate credit losses, and the projections are updated quarterly for the ACL calculation. For 2024, the forecast takes into account the national unemployment rates. For 2023, the forecast took into account the national housing price index and national unemployment rates. To the extent that credit risk is not fully identified within the forecasts, management has made qualitative adjustments to the ACL balance.

The provision increased by $731,000, or 3.4%, for the three months ended September 30, 2024. Fluctuations were attributed to:

• Increase in residential real estate loans, residential real estate construction loans, home equity facilities loans, owner occupied CRE and non-owner occupied CRE

• Decrease in commercial real estate construction and development loans

• Increase in charge-offs due to the partial charge-off of one loan during the 2024 third quarter that had no previous ACL given the appraised valuation of the underlying collateral

• Increase in calculated loss rates, driven largely by unemployment forecasts

The provision increased by $395,000, or 1.9%, for the three months ended September 30, 2023. Fluctuations were attributed to:

• Increase in multi-family and non-owner occupied commercial real estate and commercial real estate construction and development loans

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of September 30, 2024:

September 30, 2024
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$11,011	$20,602	$36,219	$36,987	$26,092	$42,627	$2,382	$175,920
Special Mention	-	-	-	2,707	-	778	-	3,485
Substandard	-	-	4,547	-	-	3,361	-	7,908
Total Owner occupied	$11,011	$20,602	$40,766	$39,694	$26,092	$46,766	$2,382	$187,313
Current-period gross charge-offs	$-	$-	$-	$-	$-	$45	$-	$45
Non-owner occupied
Pass	$6,515	$50,123	$97,043	$49,075	$20,461	$139,800	$4,011	$367,028
Special Mention	-	-	2,506	-	-	2,019	-	4,525
Substandard	-	-	3,991	635	-	30,980	-	35,606
Total Non-owner occupied	$6,515	$50,123	$103,540	$49,710	$20,461	$172,799	$4,011	$407,159
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1,341	$-	$1,341
Multifamily
Pass	$2,943	$36,236	$26,225	$7,491	$10,158	$11,713	$32	$94,798
Total Multifamily	$2,943	$36,236	$26,225	$7,491	$10,158	$11,713	$32	$94,798
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$32,687	$49,940	$59,318	$74,692	$36,706	$89,742	$232	$343,317
Substandard	34	-	189	722	-	1,486	-	2,431
Total Residential real estate	$32,721	$49,940	$59,507	$75,414	$36,706	$91,228	$232	$345,748
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$31,952	$35,883	$34,893	$14,707	$21,296	$5,993	$65,459	$210,183
Special Mention	-	180	-	-	-	-	792	972
Substandard	231	11	1,000	-	314	94	371	2,021
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$32,183	$36,074	$35,893	$14,707	$21,610	$6,083	$66,622	$213,172
Current-period gross charge-offs	$-	$-	$23	$12	$-	$-	$-	$35
Home equity lines of credit
Pass	$-	$205	$148	$-	$35	$1,942	$133,937	$136,267
Substandard	-	72	153	-	34	607	628	1,494
Total Home equity lines of credit	$-	$277	$301	$-	$69	$2,549	$134,565	$137,761
Current-period gross charge-offs	$-	$-	$-	$-	$-	$7	$-	$7
Construction and other
Pass	$19,163	$69,902	$2,518	$5,262	$542	$1,558	$9,713	$108,658
Special Mention	-	-	841	-	-	232	-	1,073
Substandard	-	-	-	-	-	1,296	523	1,819
Total Construction and other	$19,163	$69,902	$3,359	$5,262	$542	$3,086	$10,236	$111,550
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,649	$1,203	$521	$135	$44	$3,294	$-	$6,846
Substandard	-	-	5	-	-	179	-	184
Total Consumer installment	$1,649	$1,203	$526	$135	$44	$3,473	$-	$7,030
Current-period gross charge-offs	$-	$-	$-	$6	$-	$5	$-	$11
Total Loans	$106,185	$264,357	$270,117	$192,413	$115,682	$337,697	$218,080	$1,504,531

Total Loans Summary
Pass	$105,920	$264,094	$256,885	$188,349	$115,334	$296,669	$215,766	$1,443,017
Special Mention	-	180	3,347	2,707	-	3,029	792	10,055
Substandard	265	83	9,885	1,357	348	38,003	1,522	51,463
Loss	-	-	-	-	-	(4)	-	(4)
Total Loans	$106,185	$264,357	$270,117	$192,413	$115,682	$337,697	$218,080	$1,504,531

December 31, 2023
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$14,634	$34,850	$41,609	$25,040	$12,304	$41,976	$2,662	$173,075
Special Mention	-	2,271	-	-	13	799	-	3,083
Substandard	-	2,356	-	1,559	146	3,326	-	7,387
Total Owner occupied	$14,634	$39,477	$41,609	$26,599	$12,463	$46,101	$2,662	$183,545
Current-period gross charge-offs	$-	$-	$-	$-	$-	$46	$-	$46
Non-owner occupied
Pass	$43,393	$95,098	$40,959	$22,707	$32,405	$127,469	$504	$362,535
Special Mention	-	2,508	-	-	-	2,197	-	4,705
Substandard	-	-	-	-	5,237	24,569	-	29,806
Doubtful	-	-	647	-	3,887	-	-	4,534
Total Non-owner occupied	$43,393	$97,606	$41,606	$22,707	$41,529	$154,235	$504	$401,580
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$29,218	$25,776	$4,267	$10,453	$1,391	$11,231	$104	$82,440
Substandard	-	-	-	-	-	66	-	66
Total Multifamily	$29,218	$25,776	$4,267	$10,453	$1,391	$11,297	$104	$82,506
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$50,086	$56,180	$78,909	$39,476	$19,418	$82,441	$672	$327,182
Substandard	-	127	210	-	24	1,311	-	1,672
Total Residential real estate	$50,086	$56,307	$79,119	$39,476	$19,442	$83,752	$672	$328,854
Current-period gross charge-offs	$-	$-	$-	$-	$-	$108	$-	$108
Commercial and industrial
Pass	$46,918	$43,494	$17,909	$25,143	$2,741	$6,533	$66,842	$209,580
Special Mention	-	-	-	-	-	-	184	184
Substandard	13	15	-	353	124	876	10,367	11,748
Loss	-	-	-	-	-	(4)	-	(4)
Total Commercial and industrial	$46,931	$43,509	$17,909	$25,496	$2,865	$7,405	$77,393	$221,508
Current-period gross charge-offs	$-	$-	$75	$-	$6	$4	$-	$85
Home equity lines of credit
Pass	$-	$126	$-	$16	$63	$2,097	$124,001	$126,303
Substandard	-	105	-	36	29	583	762	1,515
Total Home equity lines of credit	$-	$231	$-	$52	$92	$2,680	$124,763	$127,818
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction and other
Pass	$55,528	$23,059	$20,246	$1,777	$5,609	$851	$9,152	$116,222
Special Mention	-	3,573	2,371	-	265	-	-	6,209
Substandard	-	-	420	-	1,770	-	484	2,674
Total Construction and other	$55,528	$26,632	$23,037	$1,777	$7,644	$851	$9,636	$125,105
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,810	$1,088	$324	$89	$74	$3,669	$-	$7,054
Substandard	-	7	-	-	-	153	-	160
Total Consumer installment	$1,810	$1,095	$324	$89	$74	$3,822	$-	$7,214
Current-period gross charge-offs	$-	$25	$-	$-	$-	$38	$-	$63
Total Loans	$241,600	$290,633	$207,871	$126,649	$85,500	$310,143	$215,734	$1,478,130

Total Loans Summary
Pass	$241,587	$279,671	$204,223	$124,701	$74,005	$276,267	$203,937	$1,404,391
Special Mention	-	8,352	2,371	-	278	2,996	184	14,181
Substandard	13	2,610	630	1,948	7,330	30,884	11,613	55,028
Doubtful	-	-	647	-	3,887	-	-	4,534
Loss	-	-	-	-	-	(4)	-	(4)
Total Loans	$241,600	$290,633	$207,871	$126,649	$85,500	$310,143	$215,734	$1,478,130

Collateral-dependent Loans

The following table presents individually analyzed and collateral-dependent loans by class of loans (in thousands):

	September 30, 2024
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$2,224	$-	$-	$-	$2,224
Non-owner occupied	14,381	-	-	11,105	25,486
Residential real estate	617	-	-	-	617
Commercial and industrial	-	-	-	1,213	1,213
Total	$17,222	$-	$-	$12,318	$29,540

	December 31, 2023
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Non-owner occupied	$8,150	$-	$-	$-	$8,150
Total	$8,150	$-	$-	$-	$8,150

Nonperforming and Past Due Loans

The following tables present the aging of the recorded investment in past-due loans by class of loans (in thousands):

		30-59 Days	60-89 Days	90 Days+	Total	Total
September 30, 2024	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$187,205	$48	$-	$60	$108	$187,313
Non-owner occupied	393,788	1,367	4,396	7,608	13,371	407,159
Multifamily	94,798	-	-	-	-	94,798
Residential real estate	343,090	1,943	566	149	2,658	345,748
Commercial and industrial	211,957	29	190	996	1,215	213,172
Home equity lines of credit	137,081	155	122	403	680	137,761
Construction and other	111,057	-	493	-	493	111,550
Consumer installment	7,016	14	-	-	14	7,030
Total	$1,485,992	$3,556	$5,767	$9,216	$18,539	$1,504,531

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2023	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$183,242	$197	$-	$106	$303	$183,545
Non-owner occupied	397,964	3,616	-	-	3,616	401,580
Multifamily	82,440	-	-	66	66	82,506
Residential real estate	326,224	1,366	1,010	254	2,630	328,854
Commercial and industrial	221,304	-	146	58	204	221,508
Home equity lines of credit	126,894	447	180	297	924	127,818
Construction and other	125,040	65	-	-	65	125,105
Consumer installment	7,138	69	-	7	76	7,214
Total	$1,470,246	$5,760	$1,336	$788	$7,884	$1,478,130

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans (in thousands):

	September 30, 2024
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$310	$310	$-	$310
Non-owner occupied	21,870	3,616	25,486	-	25,486
Residential real estate	617	1,321	1,938	-	1,938
Commercial and industrial	-	1,212	1,212	-	1,212
Home equity lines of credit	-	916	916	32	948
Consumer installment	179	5	184	-	184
Total	$22,666	$7,380	$30,046	$32	$30,078

	December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$252	$252	$-	$252
Non-owner occupied	4,534	3,616	8,150	-	8,150
Multifamily	-	66	66	-	66
Residential real estate	-	1,170	1,170	-	1,170
Commercial and industrial	-	223	223	-	223
Home equity lines of credit	-	856	856	-	856
Construction and other	-	-	-	-	-
Consumer installment	153	7	160	-	160
Total	$4,687	$6,190	$10,877	$-	$10,877

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $852,000 and $1.2 million for the three and nine months ended September 30, 2024, respectively, and $211,000 and $414,000 for the three and nine months ended September 30, 2023, respectively.

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

The table below details the amortized cost basis of the loans modified to borrowings experiencing financial difficulty, disaggregated by class of loans and type of concessions granted, and the financial effect of the modifications:

	September 30, 2024
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$13,482	$2,507	$-	$-	$15,989	1.1%
Construction and other	-	1,819	-	-	-	1,819	0.1%
Total	$-	$15,301	$2,507	$-	$-	$17,808	1.2%

	September 30, 2023
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$145	$2,507	$-	$-	$2,652	0.2%
Residential real estate	-	19,074	-	-	-	19,074	1.4%
Commercial and industrial	-	83	-	-	-	83	0.0%
Consumer installment	-	8	-	-	-	8	0.0%
Total	$-	$19,310	$2,507	$-	$-	$21,817	1.6%

As of September 30, 2024, the Bank had no commitments to lend additional funds on modified loans. As of September 30, 2024, the Bank did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. As of September 30, 2024, there were no modified loans that were delinquent. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first. At  September 30, 2024 and  December 31, 2023, the Company reported $381,000 and $228,000, respectively, in residential real estate loans in the process of foreclosure.

Allowance for Credit Losses: Unfunded Commitments

Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. The liability for credit losses on these exposures is included in “Accrued interest payable and other liabilities” on the Consolidated Balance Sheet and amounted to $1.8 million as of September 30, 2024, and December 31, 2023.

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

Commitments to Extend Credit

Our commitments to extend credit were composed of the following:

(Dollar amounts in thousands)	September 30, 2024	December 31, 2023

Commitments to extend credit	$480,950	$418,952
Standby letters of credit	728	5,884

Total	$481,678	$424,836

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

Commitments to Fund

In August 2023, we invested in a low-income housing tax credit operating partnership. As a limited partner, we are allocated tax credits and deductions associated with the underlying properties. Our maximum exposure to loss in connection with the partnership consists of the unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. The investment at September 30, 2024 and December 31, 2023, was $1.9 million and $2.0 million, respectively, and recorded in the Consolidated Balance Sheet in "Accrued interest receivable and other assets". We do not have any loss reserves recorded since we believe the likelihood of loss is remote. The investment is amortized over the period that we expect to receive the tax benefits using the proportional amortization method. For the three months ended September 30, 2024, we recognized $38,000 of amortization. At September 30, 2024 and December 31, 2023, we had an unfunded tax credit commitment of $1.7 million, which is recorded in the Consolidated Balance Sheet in "Accrued interest payable and other liabilities".

Cannabis Industry

We provide deposit services to customers who are licensed by the State of Ohio to do business as growers, processors, and dispensaries under the Ohio Medical Marijuana Control Program. Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted as a new client, including confirmation that the business is properly licensed by the State of Ohio. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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

On January 8, 2024, a customer filed a lawsuit against The Middlefield Banking Company in the U.S. District Court for the Northern District of Ohio related to the cyber-attack incident. A similar lawsuit was filed on January 10, 2024, against The Middlefield Banking Company in the Court of Common Pleas for Cuyahoga County, Ohio. The plaintiffs and class members in the two cases, who are current and former customers of the Bank, claim to have been harmed by alleged actions or inactions by the Bank in connection with the incident. The plaintiffs assert a variety of common law and statutory claims regarding the compromised nonpublic information and seek monetary damages, equitable and injunctive relief, pre-judgment and post-judgment interest, awards of actual and punitive damages, costs and attorneys’ fees, and other related relief. On March 28, 2024, the plaintiff in the case before the U.S. District Court for the Northern District of Ohio voluntarily dismissed their lawsuit against The Middlefield Banking Company without prejudice. We dispute the allegations in the remaining lawsuit filed in the Court of Common Pleas for Cuyahoga County. The Bank continues to defend itself from the claims and causes of action asserted in the Cuyahoga County lawsuit. The plaintiff in the Cuyahoga County lawsuit filed an amended complaint on August 8, 2024, to add an additional plaintiff.  The amendment made no change to the relief sought in the original complaint.  There is no guarantee that a court-approved settlement will be finalized.

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

NOTE 9 - RELATED PARTY TRANSACTION

Loans to principal officers, directors, and their affiliates during September 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Beginning balance	$24,185	$2,057
New loans	2,965	23,922
Repayments	(1,063)	(1,794)
Ending balance	$26,087	$24,185

Deposits of related parties amount to $29.0 million and $33.1 million as of  September 30, 2024 and  December 31, 2023, respectively.

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

CHANGES IN FINANCIAL CONDITION

Overview

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Company as reflected on the unaudited Consolidated Balance Sheet as of September 30, 2024, as compared with December 31, 2023, and operating results for the three and nine month periods ended September 30, 2024, and 2023. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

2024 Nnine-Month Financial Highlights (on a year-over-year basis):

●	Net income was $10.7 million, compared to $13.8 million
●	Pre-tax, pre-provision net income(1) was $14.7 million, compared to $19.0 million
●	Earnings were $1.32 per diluted share, compared to $1.70 per diluted share
●	Net interest income after the provision for credit losses was $42.9 million, compared to $47.4 million
●	Noninterest income increased 4.1% to $5.3 million, compared to $5.1 million
●	Total loans increased 3.9% to a record $1.50 billion, compared to $1.45 billion
●	Total deposits increased 3.8% to a record $1.51 billion, compared to $1.46 billion
●	Return on average assets annualized was 0.77%, compared to 1.06%
●	Return on average equity annualized was 6.90%, compared to 9.43%
●	Return on average tangible common equity(1) was 8.68%, compared to 11.92%
●	Nonperforming assets to total assets increased to 1.62% from 0.75%
●	Allowance for credit losses was 1.50% of total loans, compared to 1.45%
●	Equity to assets strengthened to 11.34%, compared to 10.80%
●	Book value increased 9.1% to $26.11 per share from $23.94 per share
●	Tangible book value(1) increased 12.1% to $20.87 per share from $18.62 per share

(1)	See non-GAAP reconciliation under the section “GAAP to Non-GAAP Reconciliations”

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2024	2024	2024	2023	2023	2024	2023
Per common share data
Net income per common share - basic	$0.29	$0.52	$0.52	$0.44	$0.47	$1.32	$1.71
Net income per common share - diluted	$0.29	$0.52	$0.51	$0.44	$0.47	$1.32	$1.70
Dividends declared per share	$0.20	$0.20	$0.20	$0.25	$0.20	$0.60	$0.60
Book value per share (period end)	$26.11	$25.63	$25.48	$25.41	$23.94	$26.11	$23.94
Tangible book value per share (period end) (1) (2)	$20.87	$20.37	$20.18	$20.10	$18.62	$20.87	$18.62
Dividends declared	$1,615	$1,613	$1,613	$2,023	$1,619	$4,841	$4,841
Dividend yield	2.76%	3.34%	3.37%	3.06%	3.12%	2.78%	3.16%
Dividend payout ratio	69.02%	38.74%	38.71%	57.10%	42.21%	45.37%	35.02%
Average shares outstanding - basic	8,071,032	8,067,144	8,091,203	8,093,478	8,092,494	8,076,440	8,106,517
Average shares outstanding - diluted	8,086,872	8,072,499	8,096,317	8,116,261	8,101,306	8,092,280	8,115,329
Period ending shares outstanding	8,071,032	8,067,144	8,067,144	8,095,252	8,092,576	8,071,032	8,092,576
Selected ratios
Return on average assets (Annualized)	0.50%	0.91%	0.92%	0.78%	0.86%	0.77%	1.06%
Return on average equity (Annualized)	4.45%	8.15%	8.16%	7.13%	7.73%	6.90%	9.43%
Return on average tangible common equity (1) (3)	5.58%	10.29%	10.30%	9.11%	9.91%	8.68%	11.92%
Efficiency (4)	67.93%	67.97%	68.68%	68.99%	65.65%	68.19%	63.10%
Equity to assets at period end	11.34%	11.31%	11.32%	11.28%	10.80%	11.34%	10.80%
Noninterest expense to average assets	0.66%	0.64%	0.66%	0.68%	0.68%	1.94%	2.06%
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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Yields	2024	2024	2024	2023	2023	2024	2023
Interest-earning assets:
Loans receivable (1)	6.19%	6.27%	6.11%	6.01%	5.82%	6.19%	5.75%
Investment securities (1) (2)	3.59%	3.59%	3.52%	3.52%	3.51%	3.57%	3.54%
Interest-earning deposits with other banks	4.27%	4.59%	4.88%	3.71%	4.13%	4.58%	3.85%
Total interest-earning assets	5.84%	5.92%	5.77%	5.64%	5.49%	5.84%	5.41%
Deposits:
Interest-bearing demand deposits	2.16%	1.93%	1.86%	1.67%	1.51%	1.99%	1.20%
Money market deposits	3.93%	3.95%	3.81%	3.58%	2.94%	3.90%	2.29%
Savings deposits	0.71%	0.64%	0.58%	0.59%	0.58%	0.64%	0.80%
Certificates of deposit	4.49%	4.57%	4.06%	3.68%	3.27%	4.37%	2.50%
Total interest-bearing deposits	3.17%	3.15%	2.88%	2.56%	2.16%	3.07%	1.70%
Non-Deposit Funding:
Borrowings	5.54%	5.60%	5.61%	5.57%	5.66%	5.58%	5.30%
Total interest-bearing liabilities	3.41%	3.45%	3.23%	2.96%	2.48%	3.37%	2.03%
Cost of deposits	2.33%	2.30%	2.08%	1.81%	1.53%	2.24%	1.16%
Cost of funds	2.58%	2.61%	2.42%	2.18%	1.80%	2.54%	1.42%
Net interest margin (3)	3.46%	3.51%	3.54%	3.63%	3.82%	3.50%	4.09%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Yield is calculated on the basis of amortized cost.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

GAAP to Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended
(Dollar amounts in thousands, unaudited)	September 30,	June 30,	March 31,	December 31,	September 30,
	2024	2024	2024	2023	2023
Stockholders' equity	$210,705	$206,788	$205,575	$205,681	$193,749
Less goodwill and other intangibles	42,225	42,482	42,740	42,998	43,103
Tangible common equity	$168,480	$164,306	$162,835	$162,683	$150,646
Shares outstanding	8,071,032	8,067,144	8,067,144	8,095,252	8,092,576
Tangible book value per share	$20.87	$20.37	$20.18	$20.10	$18.62

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2024	2024	2024	2023	2023	2024	2023
Average stockholders' equity	$209,096	$205,379	$205,342	$197,208	$196,795	$206,691	$196,074
Less average goodwill and other intangibles	42,350	42,607	42,654	42,972	43,232	42,512	41,018
Average tangible common equity	$166,746	$162,772	$162,688	$154,236	$153,563	$164,179	$155,056
Net income	$2,340	$4,164	$4,167	$3,543	$3,836	$10,671	$13,825
Return on average tangible common equity (annualized)	5.58%	10.29%	10.30%	9.11%	9.91%	8.68%	11.92%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Nine Months Ended

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2024	2024	2024	2023	2023	2024	2023
Net income	$2,340	$4,164	$4,167	$3,543	$3,836	$10,671	$13,825
Add income taxes	371	690	769	709	703	1,830	2,678
Add provision for (recovery of) credit losses	2,234	87	(136)	554	1,127	2,185	2,449
PTPP	$4,945	$4,941	$4,800	$4,806	$5,666	$14,686	$18,952

Financial Condition

General. The Company’s total assets on September 30, 2024 were $1.86 billion, an increase of $34.8 million from December 31, 2023. For the same period, total loans increased by $26.4 million, cash and cash equivalents increased by $13.0 million, and investment securities available for sale decreased by $884,000 million. Stockholders’ equity increased by $5.0 million, or 2.4%, as a result of higher retained earnings, partially offset by an increase in treasury stock. Excluding the increase in treasury stock, total stockholders’ equity increased by $6.1 million.

Cash and cash equivalents. Cash and cash equivalents increased $13.0 million to $73.9 million on September 30, 2024, from $60.8 million on December 31, 2023. The increase in cash and cash equivalents is primarily due to an increase in deposits, and partially offset by an increase in loans and decrease in short-term borrowings. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on September 30, 2024, totaled $169.9 million, a decrease of $884,000, or 0.5%, from $170.8 million on December 31, 2023. The Company purchased securities totaling $1.9 million during the second quarter of 2024. There were no sales of securities for the nine months ended September 30, 2024. During this period, the Company recorded repayments, calls, and maturities of $1.9 million and an decrease in the net unrealized losses of $490,000.

On September 30, 2024, the Company held $32.5 million at fair value of subordinated debt in other banks, as compared to $31.9 million on December 31, 2023. The average yield on this portfolio was 5.16% for the nine-month period ended September 30, 2024, as compared to 4.79% for the 12-month period ended December 31, 2023.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 76.2% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Loans increased $26.4 million, or 1.8%, to $1.50 billion as of September 30, 2024. The increase in residential real estate loans is due to an enhanced focus on the segment along with new product offerings. The segments non-owner occupied loans and multifamily loans increased primarily due to construction loans that moved to permanent financing. The decrease in the commercial and industrial segment's loan balance is mainly due to loan payoffs. The decrease in construction and other loans is the result of construction loans moving to permanent financing. The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	September 30,	December 31,
	2024	2023	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$187,313	$183,545	$3,768	2.05%	12.45%
Non-owner occupied	407,159	401,580	5,579	1.39%	27.06%
Multifamily	94,798	82,506	12,292	14.90%	6.30%
Residential real estate	345,748	328,854	16,894	5.14%	22.98%
Commercial and industrial	213,172	221,508	(8,336)	(3.76%)	14.17%
Home equity lines of credit	137,761	127,818	9,943	7.78%	9.16%
Construction and other	111,550	125,105	(13,555)	(10.83%)	7.41%
Consumer installment	7,030	7,214	(184)	(2.55%)	0.47%
Total loans	1,504,531	1,478,130	26,401	1.79%	100.00%
Less: Allowance for credit losses	(22,526)	(21,693)	833	3.84%

Net loans	$1,482,005	$1,456,437	$25,568	1.76%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There were $249,000 of loans held for sale at September 30, 2024, and no loans held for sale at December 31, 2023. The Company recorded gains on the sale of these loans totaling $135,000 based on proceeds of $5.5 million for the nine months ended September 30, 2024.

Commercial real estate loans represent the Company’s largest loan segment and consist of term loans secured by a mortgage lien on real property and include both owner occupied and non-owner occupied loans as well as multifamily loans.  The Company originates fixed and adjustable rate commercial real estate loans to new and existing customers located within its primary markets; however, the property may be located outside of our primary lending areas.  As of September 30, 2024, approximately 91% of the properties related to the commercial real estate loans were located in the state of Ohio. Commercial real estate loans are typically originated with maturity dates of less than 20 years with repricing every 5 years. Management believes that the segment is well diversified.

The following table breaks down the Company’s commercial real estate portfolio by category and provides the weighted average loan-to-value for each category as of September 30, 2024:

	Balance	Percent of	Percent of	Weighted Average
	(in thousands)	CRE Portfolio	Loan Portfolio	Loan-to-Value

Multi-Family	$94,798	13.8%	6.3%	59.0%
Owner Occupied
Real Estate and Rental and Leasing	60,178	8.7%	4.0%	55.0%
Other Services (except Public Administration)	34,630	5.0%	2.3%	53.3%
Manufacturing	18,631	2.7%	1.2%	46.9%
Agriculture, Forestry, Fishing and Hunting	14,546	2.1%	1.0%	35.7%
Health Care and Social Assistance	11,413	1.7%	0.8%	47.0%
Other	47,915	6.9%	3.2%	58.0%
Total Owner Occupied	$187,313	27.1%	12.5%
Non-Owner Occupied
Real Estate and Rental and Leasing	331,062	48.1%	22.0%	69.3%
Accommodation and Food Services	40,999	5.9%	2.7%	55.8%
Health Care and Social Assistance	21,723	3.2%	1.4%	56.7%
Manufacturing	7,226	1.0%	0.5%	51.6%
Other	6,149	0.9%	0.4%	71.2%
Total Non-Owner Occupied	$407,159	59.1%	27.0%
Total CRE	$689,270	100.0%	45.8%

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a material percentage of its loan portfolio in commercial real estate loans. On September 30, 2024, commercial real estate loans (including construction, land, and land development loans) represented 295.3% of total risk-based capital, and growth in that segment over the past 36 months was 13.3%, which is less than the 50% threshold laid out in the regulatory guidance. Construction, land, and land development loans represent 53.7% of total risk-based capital. Based on the regulatory guidance, the Company does not have a concentration in commercial real estate lending as of September 30, 2024.

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

Nonperforming loans in the commercial real estate segment were $25.8 million at September 30, 2024. The allowance for credit losses for this segment totaled $11.9 million at September 30, 2024, representing an allowance for credit losses to loans ratio of 1.73% specific to the commercial real estate segment.

Our residential real estate loans totaled $345.7 million, or 23.0% of total loans, at September 30, 2024. The Bank grants real estate loans primarily within its designated lending areas, consisting of the communities surrounding branch offices in Ashtabula, Geauga, Portage, Summit, Cuyahoga, Lake, Trumbull, Madison, Delaware, Franklin, Union, Logan, and Hardin counties in Ohio. At September 30, 2024, approximately 99% of our residential real estate loans were concentrated in Ohio. Management believes our knowledge of these markets and our relative connectedness to the consumer borrowers we serve outweighs the geographic concentration risks. Our credit policy requires minimum credit scores, evidence of stable income, and maximum loan-to-values when underwriting residential real estate loans. The evaluation of our retail credit portfolio is defined in our credit policy and incorporates the Uniform Real Credit Classification and Account Management Policy as prescribed by federal regulatory authorities. Nonperforming loans in the residential real estate segment were $1.9 million at September 30, 2024. The allowance for credit losses for this segment totaled $5.1 million at September 30, 2024, representing an allowance for credit losses to loans ratio of 1.48% specific to the residential real estate segment.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of September 30, 2024, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On September 30, 2024, unused line of credit commitments totaled $476.0 million, which is an increase of $57.0 million, or 13.6%, from December 31, 2023. The commercial unused line of credit commitments were $324.8 million as of September 30, 2024, compared to $279.4 million on December 31, 2023.

Allowance for Credit Losses and Asset Quality. The ACL increased by $833,000, or 3.8%, to $22.5 million on September 30, 2024, from $21.7 million on December 31, 2023. For the nine months ended September 30, 2024, net loan charge-offs totaled $1.3, or 0.11% of average loans, annualized, compared to $87,000 or 0.01% of average loans, annualized, for the same period in 2023. The provision for credit losses associated with loans was $2.1 million for the nine months ended September 30, 2024. The ratio of the ACL to nonperforming loans was 74.9% as of September 30, 2024, compared to 271.9% for the same period in the prior year. The ACL to total loans ratio increased to 1.50% as of September 30, 2024, compared to 1.45% as of September 30, 2023. The increase in the ACL was mainly from changes in projected loss drivers, prepayment assumptions, curtailment expectations over the reasonable and supportable forecast period, and geographic footprint of unemployment data, as well as an overall increase in total loans.

Management analyzes the adequacy of the ACL regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The ACL is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the current hostilities in Ukraine and the Middle East and the resulting uncertainty characterized by inflation. The direct impacts of the pandemic and related economic disruptions, the market liquidity events in 2023, and persistently high inflation, which previously dominated our risk analysis, have lessened. Geopolitical events with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. Changes in interest rates could potentially impact the valuations of assets that collateralize our loans. The Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the ACL is appropriately stated as of September 30, 2024. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the Three Months Ended September 30,
	2024			2023
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$185,850	$(45)	(0.10%)	$186,280	$1	0.00%
Non-owner occupied	398,094	(1,341)	(1.35%)	383,282	-	0.00%
Multifamily	91,262	-	0.00%	70,399	-	0.00%
Residential real estate	342,890	-	0.00%	315,957	-	0.00%
Commercial and industrial	224,892	(26)	(0.05%)	211,302	(15)	(0.03%)
Home equity lines of credit	134,977	-	0.00%	126,870	-	0.00%
Construction and other	122,560	-	0.00%	122,665	-	0.00%
Consumer installment	6,993	30	1.72%	8,619	30	1.39%

Total	$1,507,518	$(1,382)	(0.37%)	$1,425,375	$16	0.00%

	For the Nine Months Ended September 30,
	2024			2023
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollars in Thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$184,410	$(34)	(0.02%)	$182,368	$(42)	(0.03%)
Non-owner occupied	395,008	(1,341)	(0.45%)	375,232	-	0.00%
Multifamily	90,555	-	0.00%	68,920	-	0.00%
Residential real estate	340,233	-	0.00%	309,321	(108)	(0.05%)
Commercial and industrial	223,149	(11)	(0.01%)	206,864	(55)	(0.04%)
Home equity lines of credit	133,931	(6)	(0.01%)	124,205	70	0.08%
Construction and other	121,610	-	0.00%	120,089	-	0.00%
Consumer installment	6,938	107	2.06%	8,438	48	0.76%

Total	$1,495,834	$(1,285)	(0.11%)	$1,395,438	$(87)	(0.01%)

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

	Asset Quality History

(Dollar amounts in thousands)	September 30, 2024	December 31, 2023

Nonperforming loans	$30,078	$10,877
Other real estate owned	0	0

Nonperforming assets	$30,078	$10,877

Allowance for credit losses	$22,526	21,693

Ratios:
Nonperforming loans to total loans	2.00%	0.74%
Nonperforming assets to total assets	1.62%	0.60%
Allowance for credit losses to total loans	1.50%	1.47%
Allowance for credit losses to nonperforming loans	74.89%	199.44%

Total loans	$1,504,531	$1,478,130
Total assets	$1,857,635	$1,822,883

Nonperforming loans at September 30, 2024, were $30.1 million, compared to $10.9 million at December 31, 2023. The increase in nonperforming loans is primarily the result of three commercial real estate loans totaling $20.2 million moved to nonaccrual during the nine-month period ended September 30, 2024. These loans are adequately secured and individually analyzed within the ACL calculation as of September 30, 2024. Management believes these relationships do not indicate a trend in the markets served, the portfolio, or underwriting standards. A major factor in determining the appropriateness of the ACL is the type of collateral that secures the loans. Nonperforming loans secured by real estate totaled $28.7 million and $10.4 million as of September 30, 2024 and December 31, 2023, respectively. Of the total nonperforming loans on September 30, 2024, 95.3% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.51 billion or 93.1% of the Company’s total average funding sources at September 30, 2024. Total deposits increased $86.2 million on September 30, 2024, from $1.43 billion on December 31, 2023. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	September 30,	December 31,
	2024	2023	$ change	% change

Noninterest-bearing demand	$390,933	$401,384	$(10,451)	(2.60%)
Interest-bearing demand	218,002	205,582	12,420	6.04%
Money market	376,619	274,682	101,937	37.11%
Savings	199,984	210,639	(10,655)	(5.06%)
Time	327,231	334,315	(7,084)	(2.12%)
Total deposits	$1,512,769	$1,426,602	$86,167	6.04%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $86.5 million on September 30, 2024 and $90.3 million on December 31, 2023 and are included in time deposits on the Consolidated Balance Sheet.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $452.4 million, or 29.9% of total deposits, at September 30, 2024 and approximately $390.0 million, or 27.3% of total deposits, at December 31, 2023.

State and political subdivisions in the U.S. deposits (“Public funds”) compared to total deposits were $184.8 million, or 12.2% at September 30, 2024 and $141.3 million, or 9.9% at December 31, 2023.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings decreased by $57.0 million to $106.0 million as of September 30, 2024, compared to $163.0 million at December 31, 2023. Other borrowings were relatively unchanged at $11.7 million as of September 30, 2024 and $11.9 million on December 31, 2023.

Stockholders’ equity. Stockholders’ equity increased $5.0, or 2.4%, to $210.7 million at September 30, 2024 from $205.7 million at December 31, 2023. This increase was primarily the result of $10.7 million in net income. These changes were partially offset by a $1.1 million increase in treasury stock due to repurchasing 43,858 common shares during the first quarter of 2024, and $4.8 million of cash dividends paid.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $20.87 at September 30, 2024 compared to $18.62 at September 30, 2023 and $20.18 at December 31, 2023. Tangible equity has been impacted by the changes in stockholders' equity described in the previous paragraph, including the unrealized losses of the Company's available-for-sale investment securities portfolio.  Net unrealized losses from available-for-sale investment securities were $20.9 million as of September 30, 2024, compared to net unrealized losses of $24.4 million at September 30, 2023, and net unrealized losses of $20.4 million at December 31, 2023.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2024, was $2.3 million, a $1.5, or 39.0%, decrease from the amount earned during the same period in 2023. Diluted earnings per share for the quarter was $0.29 for the three months ended September 30, 2024 and $0.47 for the same period in 2023. Net income for the nine months ended September 30, 2024, was $10.7 million, a $3.2 million, or 22.8%, decrease from the amount earned during the same period in 2023. Diluted earnings per share was $1.32 for the nine months ended September 30, 2024 and $1.70 for the same period in 2023.

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

Net interest income for the three months ended September 30, 2024, totaled $15.1 million, a decrease of 5.6% from that reported in the comparable period of 2023. The net interest margin was 3.46% for the three months ended September 30, 2024, a decrease of 36 basis points for the same period of 2023. The decrease in the net interest margin is attributable to an increase in the average balance of interest-bearing deposits of $71.1 million, coupled with a 75-basis point increase in the yield earned on those deposits. This was partially offset by a $82.1 million increase in the average balance of loans receivable, coupled with a 37 basis point increase in the rate paid on those loans.

Net interest income for the nine months ended September 30, 2024, totaled $45.1 million, a decrease of 9.4% from that reported in the comparable period of 2023. The net interest margin was 3.50% for the nine months ended September 30, 2024, a decrease of 59 basis points for the same period of 2023. The decrease in the net interest margin is attributable to an increase in the average balance of interest-bearing deposits of $92.4 million, coupled with a 103-basis point increase in the yield earned on those deposits. This was partially offset by a $100.4 million increase in the average balance of loans receivable, coupled with a 44-basis point increase in the rate paid on those loans.

The Company is currently in a slightly liability-sensitive position and expects to remain so for the next 18-month outlook period. A decrease in rates should lead to a minimal expansion of net interest margin as the Company’s interest-bearing liabilities reprice faster than its interest-bearing assets. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of September 30, 2024, nearly all loan contracts with floor rates exceed their contractual floor rates. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $2.5 million or 11.0%, for the three months ended September 30, 2024, compared to the same period in the prior year. This is mainly attributable to a $2.5 million increase in interest and fees on loans. The average balance of investment securities decreased by $307,000, or 0.2%, and the 3.59% yield on the investment portfolio increased by 8 basis points, from 3.51%, for the same period in the prior year.  The yield for the investment portfolio is based on amortized cost.

Interest and dividend income increased $9.6 million or 14.5% for the nine months ended September 30, 2024, compared to the same period in the prior year. This is mainly attributable to a $9.3 million increase in interest and fees on loans. The average balance of investment securities decreased by $390,000, or 0.2%, and the 3.57% yield on the investment portfolio increased by 3 basis points, from 3.54%, for the same period in the prior year.  The yield for the investment portfolio is based on amortized cost.

Interest expense. Interest expense increased by $3.4 million, or 48.4%, for the three months ended September 30, 2024, compared to the same period in the prior year. This increase in interest expense is primarily attributable to an increase in deposit expense of $3.1 million. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $71.1 million, or 6.9% as well as an increase of 122 basis points in the rates paid on certificates of deposits and an increase of 99 basis points in the rates paid on money market deposits. The increase in short-term borrowing expenses is a result of the Bank taking on additional FHLB advances.

Interest expense increased by $14.3 million, or 87.4%, for the nine months ended September 30, 2024, compared to the same period in the prior year. This increase in interest expense is attributable to an increase in deposit expense of $12.2 million and a $2.1 million increase in short-term and other borrowings expenses. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $92.3 million, or 2.2% as well as an increase of 187 basis points in the rates paid on certificates of deposits and an increase of 161 basis points in the rates paid on money market deposits. The increase in short-term borrowing expenses is a result of the Bank taking on additional FHLB advances.

Provision for (recovery of) credit losses. The provision for (recovery of) credit losses represents the charge to income necessary to adjust the ACL to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a provision for credit losses of $2.2 million was recorded for the three months ended September 30, 2024, including a provision for credit losses on loans of $2.1 million and a provision for credit losses for unfunded commitments of $121,000. A provision for credit losses of $1.1 million was recorded for the nine months ended September 30, 2023. The increase in the provision for credit losses for the three months ended September 30, 2024 was mainly due to the partial charge-off of one loan during the 2024 third quarter.

A provision of credit losses of $2.2 million was recorded for the nine months ended September 30, 2024, including a provision for credit losses on loans of $2.1 million and a provision for credit losses for unfunded commitments of $67,000. A provision of $2.4 million was recorded for the nine months ended September 30, 2023. The decrease in the provision for credit losses was mainly due to a decrease in the provision related to unfunded commitments offset by an increase in the provision for credit losses on loans due to the partial charge-off of a loan described in the previous paragraph.

Noninterest income. Noninterest income decreased by $74,000, or 4.1%, for the three months ended September 30, 2024, over the comparable 2023 period. This decrease was the result of a $110,000 decrease in gross rental income as the OREO property was sold and a $34,000 decrease in gain on equity securities. These decreases were partially offset by a $39,000 increase in earnings on bank owned life insurance.

Noninterest income increased by $211,000, or 4.1%, for the nine months ended September 30, 2024, over the comparable 2023 period. This increase was the result of a $129,000 increase in revenue from investment services, a $121,000 increase in other income, a $92,000 improvement in loss on equity securities, a $73,000 increase in earnings on bank owned life insurance, and a $61,000 increase in gain on sale of loans. These increases were partially offset by a $222,000 decrease in gross rental income as the OREO property was sold and a $41,000 decrease in service charges on deposit accounts.

Noninterest expense. Noninterest expense of $11.9 million for the third quarter of 2024 was 2.0%, or $247,000 lower than the third quarter of 2023, primarily due to a $195,000 decrease in gross OREO expenses, a $131,000 decrease in advertising expense, a $94,000 decrease in equipment expense, and a $64,000 decrease in other expenses. This decrease was partially offset by a $207,000 increase in salaries and employee benefits, and a $50,000 increase in software amortization expense.

Noninterest expense of $35.7 million for the nine months ended September 30, 2024 was 0.6%, or $226,000 lower than the nine months ended September 30, 2023, primarily due to a $472,000 decrease in merger related costs, a $291,000 decrease in gross OREO expense, a $274,000 decrease in occupancy expense, a $265,000 decrease in equipment expense, a $105,000 decrease in advertising expense and a $92,000 decrease in other expense. These decreases were partially offset by a $780,000 increase in salaries and employee benefits, a $250,000 increase in data processing and information technology costs, and a $186,000 increase in federal deposit insurance expense.

Provision for income taxes. The Company recognized $371,000 in income tax expense for the three months ended September 30, 2024, which reflected an effective tax rate of 13.7%, as compared to $703,000 in income tax expense with an effective tax rate of 15.5% for the comparable 2023 period. The Company recognized $1.8 million in income tax expense for the nine months ended September 30, 2024, which reflected an effective tax rate of 14.6%, as compared to $2.7 million in income tax expense with an effective tax rate of 16.2% for the comparable 2023 period.

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

	For the Three Months Ended September 30,
	2024			2023

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,507,518	$23,441	6.19%	$1,425,375	$20,899	5.82%
Investment securities ⁽²⁾	193,659	1,490	3.59%	193,966	1,457	3.51%
Interest-earning deposits with other banks ⁽³⁾	63,580	682	4.27%	68,587	714	4.13%
Total interest-earning assets	$1,764,757	$25,613	5.84%	$1,687,928	$23,070	5.49%
Noninterest-earning assets	86,733			88,058
Total assets	$1,851,490			$1,775,986
Interest-bearing liabilities:
Interest-bearing demand deposits	$217,124	1,181	2.16%	$256,153	975	1.51%
Money market deposits	362,545	3,583	3.93%	259,802	1,928	2.94%
Savings deposits	198,775	357	0.71%	225,216	327	0.58%
Certificates of deposit	325,240	3,671	4.49%	291,409	2,402	3.27%
Short-term borrowings	113,812	1,575	5.51%	91,201	1,258	5.47%
Other borrowings	11,739	173	5.86%	11,940	213	7.08%
Total interest-bearing liabilities	$1,229,235	$10,540	3.41%	$1,135,721	$7,103	2.48%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$396,456			$431,775
Other liabilities	16,703			11,695
Stockholders' equity	209,096			196,795
Total liabilities and stockholders' equity	$1,851,490			$1,775,986
Net interest income		$15,073			$15,967
Interest rate spread ⁽⁴⁾			2.43%			3.01%
Net interest margin ⁽⁵⁾			3.46%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.57%			148.62%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $281 and $270 for the three months ended September 30, 2024 and 2023, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2024, and 2023, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2024 versus 2023
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,202	$1,340	$2,542
Investment securities	(3)	36	33
Interest-earning deposits with other banks	(52)	20	(32)
Total interest-earning assets	$1,147	$1,396	$2,543

Interest-bearing liabilities:
Interest-bearing demand deposits	$(148)	$354	$206
Money market deposits	759	896	1,655
Savings deposits	(39)	69	30
Certificates of deposit	278	991	1,269
Short-term borrowings	311	6	317
Other borrowings	(4)	(36)	(40)
Total interest-bearing liabilities	$1,157	$2,280	$3,437

Net interest income	$(10)	$(884)	$(894)

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

	For the Nine Months Ended September 30,
	2024			2023

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,495,834	$69,258	6.19%	$1,395,438	$59,935	5.75%
Investment securities ⁽²⁾	193,719	4,400	3.57%	194,109	4,353	3.54%
Interest-earning deposits with other banks ⁽³⁾	63,203	2,166	4.58%	66,730	1,924	3.85%
Total interest-earning assets	$1,752,756	$75,824	5.84%	$1,656,277	$66,212	5.41%
Noninterest-earning assets	86,473			89,567
Total assets	$1,839,229			$1,745,844
Interest-bearing liabilities:
Interest-bearing demand deposits	$212,699	3,167	1.99%	$216,044	$1,934	1.20%
Money market deposits	332,987	9,730	3.90%	234,236	4,005	2.29%
Savings deposits	197,477	951	0.64%	267,951	1,608	0.80%
Certificates of deposit	330,884	10,833	4.37%	263,448	4,925	2.50%
Short-term borrowings	132,275	5,488	5.54%	86,670	3,373	5.20%
Other borrowings	11,790	530	6.00%	11,990	539	6.01%
Total interest-bearing liabilities	$1,218,112	$30,699	3.37%	$1,080,339	$16,384	2.03%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$397,764			$458,086
Other liabilities	16,662			11,345
Stockholders' equity	206,691			196,074
Total liabilities and stockholders' equity	$1,839,229			$1,745,844
Net interest income		$45,125			$49,828
Interest rate spread ⁽⁴⁾			2.47%			3.38%
Net interest margin ⁽⁵⁾			3.50%			4.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.89%			153.31%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $851 and $824 for the nine months ended September 30, 2024 and 2023, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2024, and 2023, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2024 versus 2023
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$4,322	$5,001	$9,323
Investment securities	(10)	57	47
Interest-earning deposits with other banks	(102)	344	242
Total interest-earning assets	$4,210	$5,402	$9,612

Interest-bearing liabilities:
Interest-bearing demand deposits	$(30)	$1,263	$1,233
Money market deposits	1,693	4,032	5,725
Savings deposits	(422)	(235)	(657)
Certificates of deposit	1,262	4,646	5,908
Short-term borrowings	1,775	340	2,115
Other borrowings	(9)	-	(9)
Total interest-bearing liabilities	$4,269	$10,046	$14,315

Net interest income	$(59)	$(4,644)	$(4,703)

LIQUIDITY

Management's objective in managing liquidity is to continue meeting the cash flow needs of banking customers, such as new or increased borrowings or deposit withdrawals, as well as the Company’s financial commitments, while doing so at a reasonable cost and in a timely manner. The principal sources of liquidity are customer deposits, loan repayments, maturing and sales of securities available for sale, and federal funds sold, which generate cash that the Company deposits with banks. While investment securities available for sale are generally considered as a source of cash, in the current interest rate environment, it is unlikely that any of these securities would be sold for funding needs. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. The Company’s goal is to obtain the majority of its funding from customer deposits, which are generated principally through development of long-term customer relationships.  Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, the purchase of brokered deposits, and the adjustment of interest rates to obtain deposits.

At September 30, 2024, the additional borrowing capacity at the FHLB was $428.4 million, as compared to $430.1 million on December 31, 2023. The Company’s maximum borrowing capacity at the FHLB was $559.4 million at September 30, 2024. During the third quarter of 2024, the Company was approved for its Borrower in Custody ("BIC") Arrangement to pledge certain loan portfolios, and therefore, the Company also has the option of borrowing from the Federal Reserve discount window.  The borrowing capacity with the Federal Reserve discount window was $132.4 million at September 30, 2024. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At September 30, 2024, total net available liquidity was $859.0 million, compared to $702.2 million at December 31, 2024. This accounted for 56.8% of total deposits at September 30, 2024, compared to 49.2% at December 31, 2024. At September 30, 2024, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of September 30, 2024. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the nine months ended September 30, 2024, the adjustments to reconcile net income to net cash provided by operating activities consisted mainly of provision for credit losses, core deposit intangibles amortization, origination and proceeds from the sale of loans held for sale, earnings on bank-owned life insurance, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows.

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

The Bank and the Company met each of the well-capitalized ratio guidelines as of September 30, 2024. The following table indicates the capital ratios for the Bank and the Company as of September 30, 2024, and December 31, 2023, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of September 30, 2024
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.37%	11.78%	11.78%	13.03%
Middlefield Banc Corp.	10.69%	12.10%	11.59%	13.35%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2023
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.48%	11.82%	11.82%	13.08%
Middlefield Banc Corp.	10.68%	12.18%	11.66%	13.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ASSET AND LIABILITY MANAGEMENT

The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives, and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the repricing or maturity of interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in a strong asset/liability management process to insulate the Company from material and prolonged increases in interest rates.

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

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at September 30, 2024, and December 31, 2023, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the September 30, 2024, and December 31, 2023 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2024, and December 31, 2023, for portfolio equity.

	September 30, 2024		December 31, 2023
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(2.70%)	(7.00%)	(3.20%)	(9.20%)
-100bp	1.60%	1.60%	1.73%	2.90%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2024, have remained unchanged from December 31, 2023. However, the Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities available for sale, loan portfolios, and unfunded commitments. Please refer to Note 1 - Summary of Significant Accounting Policies for further discussion on significant accounting policies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the Company's repurchases of common shares for the three months ended September 30, 2024:

2024 period
In thousands, except per share data	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

July 1-31	-	$-	-	250,052
August 1-31	-	-	-	250,052
September 1-30	-	-	-	250,052
Total	-	$-

(a) In February 2022, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock under the Company's repurchase program (the "Program") to enhance the value of Company stock and manage its capital. In February 2023, the Board of Directors authorized the Company to repurchase an additional 300,000 shares under the Program. The Company has completed the repurchase of 349,948 shares under the Program through September 30, 2024. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other information
During the three months ended September 30, 2024, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2024

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	Split-Dollar Agreement between The Middlefield Banking Company and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.1.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.2*	Split-Dollar Agreement between The Middlefield Banking Company and Thomas M. Wilson	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.3	Agreement for the Exchange of Real Estate	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.'s 8-K Current Report filed on June 5, 2024

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Cheravitch	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Thomas M. Wilson	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.4*	Change in Control Agreement between Middlefield Banc Corp. and Sarah A. Winters	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.5	General Release and Waiver of Claims between Middlefield Banc Corp. and James R. Heslop, II	Incorporated by reference to Exhibit 10.4.5 of Middlefield Bank Corp.'s Form 10-Q filed on August 13, 2024

10.4.6	[reserved]

10.4.7*	Amended change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.9*	First Amendment to the Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.10*	Secondary Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13*	Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.13 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16	[reserved]

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19	DBO Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.'s Form 8-K Current Report on Form 8-K filed on July 11, 2024

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 13, 2024

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.35*	Form of a Performance Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on September 4, 2024

10.36*	Form of a Performance Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on September 4, 2024

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: November 13, 2024	By: /s/ Ronald L. Zimmerly, Jr.

----------------------------------------

Ronald L. Zimmerly, Jr.

Chief Executive Officer

(Principal Executive Officer)

Date: November 13, 2024	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President, Chief Financial Officer

(Principal Financial and Accounting Officer)