Form 10-K/A
period 2023-12-31
MIDDLEFIELD BANC CORP
filed 2024-12-23
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________ .

Commission file number       001-36613

Middlefield Banc Corp.
(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1585111
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

15985 East High Street, Middlefield, Ohio	44062-0035
Address of Principal Executive Offices	Zip Code

440-632-1666
Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of Each Class	MBCN	Name of Each Exchange on Which Registered
Common Stock, Without Par Value	Trading Symbol	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Middlefield Banc Corp (“Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K/A") for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC") on March 28, 2024 (“Original Filing”).

This Form 10-K/A is being filed to correct the Report of Independent Registered Public Accounting Firm of S. R. Snodgrass, P.C. included in the Original Filing due to an inadvertent administrative error. This Amendment does not alter in any way S. R. Snodgrass, P.C.’s opinion on the Company’s financial statements. This Form 10-K/A is also being filed to reflect correct dates in Management’s Annual Report on Internal Control Over Financial Reporting and amend wording in Item 9A(b).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV.  Additionally, this Form 10-K/A does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, modify, or otherwise update any other information in the Original Filing.  We have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with our Original Filing.

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlefield Banc Corp.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
PCAOB: 00074
March 28, 2024

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

Date: March 28, 2024

/s/ Michael C. Ranttila
By: Michael C. Ranttila
Executive Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: March 28, 2024

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following is a list of exhibits filed as part of this Form 10-K/A.

Exhibit No.	Description	Location
23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith
31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith
31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDEFIELD BANC CORP

By: /s/ Ronald L. Zimmerly, Jr.
Ronald L. Zimmerly, Jr.
Chief Executive Officer
Date: December 23, 2024