Form 10-K
period 2024-12-31
MIDDLEFIELD BANC CORP
filed 2025-03-13
CIK 836147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value on June 30, 2024 of common stock held by non-affiliates of the registrant was approximately $186.5 million, based on the closing price of $24.05 per share of common stock as reported on the NASDAQ Capital Market. As of March 13, 2025 there were 8,081,302 shares of common stock issued and outstanding.

Documents Incorporated by Reference  Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.  Portions of the Annual Report to Shareholders for the year ended December 31, 2024 are incorporated by reference into Part I and Part II of this report.

MIDDLEFIELD BANC CORP.

YEAR ENDED December 31, 2024

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

• the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

• changes in consumer spending and saving habits

• the effects of fraud by or affecting employees, customers, or third parties

• the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs

• the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors

• the concentration of large deposits from certain customers, who have balances above current FDIC insurance limits

• the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in failure of those institutions

• other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”)

Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because the Company cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (https://www.sec.gov/).

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

On March 13, 2019, MBC established a wholly-owned subsidiary named Middlefield Investments, Inc. ("MI"), headquartered in Middlefield, Ohio. This operating subsidiary exists to hold and manage an investment portfolio. At December 31, 2024, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established a wholly-owned subsidiary named MB Insurance Services ("MIS"). This operating subsidiary exists to offer retail and business customers a variety of insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. At December 31, 2024, MIS’s assets consist of a cash account, a prepaid asset, and an accounts receivable. All significant intercompany items have been eliminated between MBC and these subsidiaries.

EMORECO Organized in 2009 as an Ohio corporation under the name EMORECO, Inc. and wholly owned by the Company, the purpose of the asset resolution subsidiary is to maintain, manage, and dispose of nonperforming loans and other real estate owned (“OREO”) acquired by the subsidiary bank as the result of borrower default on real estate-secured loans. On December 31, 2024, EMORECO’s assets consist of one cash account. According to federal law governing bank holding companies, real estate must be disposed of within two years of acquisition, although limited extensions may be granted by the Federal Reserve Bank. A holding company subsidiary has limited real estate investment powers. EMORECO may only manage and maintain property and may not improve or develop property without the advance approval of the Federal Reserve Bank.

Market Area

MBC’s footprint across twelve counties is home to 4.07 million people - roughly more than one third of Ohio’s population - and 41.03% of Ohio’s gross domestic product (“GDP”). Using the most recent data available from 2023, Ohio is the seventh largest state in the United States measured by GDP and responsible for 3% of the nation’s GDP.  MBC’s product offering is geared toward traditional banking business delivered to both consumers and businesses located in the Columbus metro area, Northeast Ohio, and Western Ohio. MBC’s current strategy is aimed at using a strong deposit relationship in the more rural markets of Northeast Ohio and Western Ohio to fund loan growth and build scale in the metro markets of Cleveland/Akron and Columbus.

MBC’s eleven Northeast Ohio branches are located in Ashtabula, Cuyahoga, Geauga, Portage, Summit, and Trumbull counties. Our four Western Ohio branches are located in Hardin and Logan counties. Our six Central Ohio branches are located in Delaware, Franklin, Madison, and Union counties. We have a loan production office in Mentor located in Lake County. Lake County is contiguous to Ashtabula, Cuyahoga, and Geauga counties in our Northeast Ohio market. The most recent FDIC deposit market share data available from June 30, 2024 shows we had a deposit market share of approximately 20.72% in Geauga County, which represented the second largest market share in Geauga County, 3.08% in Ashtabula County, 0.07% in Cuyahoga County, 0.45% in Delaware County, 0.10% in Franklin County, 35.42% in Hardin County which makes MBC the market leader in Hardin County, 6.80% in Logan County, 2.10% in Madison County, 5.33% in Portage County, 0.40% in Summit County, 1.87% in Trumbull County, and 1.65% in Union County. According to the most recent information available from the U.S. Department of Commerce Bureau of Economic Analysis released in March 2024, eight of these twelve counties are ranked in the top half of Ohio counties measured by per capita personal income by county for 2021 through 2023.

The economy of MBC’s Northeast Ohio market is centered around manufacturing and agriculture and includes a large Amish population. MBC’s headquarters, main banking office, and three additional branches are located in Geauga County. Geauga County is the center of the 4th largest Amish population in the world. With a 2023 per capita personal income of $86,579, Geauga County is ranked second highest among Ohio’s 88 counties.

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

MBC’s market area in Central Ohio benefits from the area’s proximity to Columbus in Franklin County. Franklin County is Ohio’s most populous county and has the largest GDP of Ohio’s 88 counties. Columbus is the state capital, the largest city in Ohio, and the 14th largest city in the U.S. The Columbus metro area has experienced strong population growth in the last decade. According to the U.S. Census Bureau, Columbus saw the eleventh largest numeric population increase between July 1, 2017 and July 1, 2018 in the U.S. - making Columbus the only city in the Midwest on the top 15 list. The employment growth rate for the Columbus metro area has been greater than Ohio’s employment growth rate, responsible for 1 in every 3 new jobs in Ohio. Per capita personal income in the Columbus metro area continues to be above the statewide level for Ohio. According to the 2020 U.S. Census, the Columbus metro area accounts for 18% of Ohio’s population and experienced the largest percentage increase of Midwest metro areas with a population of one million people since the 2010 U.S. Census. From 2000 to 2020, the Columbus metro area saw a 25% increase in population relative to Ohio’s 3% increase in the same time period. Among the ten counties that comprise the Columbus metro area are the four Central Ohio counties where MBC has branches (Delaware, Franklin, Madison, and Union counties). Among the 51 metropolitan areas that the U.S. Census Bureau estimated to have more than one million people in 2020, Columbus ranked 17th in population growth since 2010. The population in the ten-county area centered around Franklin County increased by more than 230,000 to reach an estimated 2,138,946 in 2020, an increase of 12.2% over 10 years. Among all 263 metropolitan statistical areas the Census Bureau tracks, Columbus ranked 59th in population growth from 2010 to 2020 and 94th since 2019 (+0.63%). The larger Columbus-Marion-Zanesville Combined Statistical Area had a population of over 2.54 million people in 2020, up from 2.3 million in 2010, the first census to include combined statistical areas.  Measured by GDP production using 2023 data, the Columbus metropolitan statistical area ranks as the 34th largest metro area in the country.

Based on the most recent data available for 2023, Delaware County had the highest per capita personal income at $93,124 among Ohio’s 88 counties. Union County, which is contiguous to Delaware County, had the 13th fastest-growing housing market in the U.S. according to the U.S. Census Bureau’s data on the nation’s 100 fastest growing counties with 5,000 or more housing units from July 1, 2018 to July 1, 2019. From 2018 to 2019, the number of housing units in Union County jumped 4%, in part due to growth in Dublin, Plain City and Jerome Township, as well as Honda’s facilities in Marysville. From July 1, 2020 to July 1, 2021, Union County remains in the top 100 fastest-growing counties with 5,000 or more housing units as the 37th fastest-growing housing market in the U.S. Union County is the only Ohio county among the nation’s 100 fastest-growing counties with 5,000 or more housing units.

The following table summarizes unemployment percentage rates in the Ohio counties where we operate retail banking centers, Ohio, and the US average on a comparative basis as of December 31, 2023, and December 31, 2024.

Ohio County	Dec-2023 Unemployment %	Dec-2024 Unemployment %	2024-2023 % Change
Ashtabula County	3.8	5.6	1.8
Cuyahoga County	3.2	3.5	0.3
Delaware County	2.4	3.5	1.1
Franklin County	2.7	4.0	1.3
Geauga County	2.7	3.1	0.4
Hardin County	3.2	4.5	1.3
Logan County	2.9	3.9	1.0
Madison County	2.7	3.6	0.9
Portage County	3.2	4.4	1.2
Summit county	3.3	4.7	1.4
Trumbull County	4.0	5.5	1.5
Union County	2.6	3.5	0.9
12 County Average	3.1	4.2	1.1
Ohio	3.4	4.6	1.2
United States	3.7	4.1	0.4

Ohio Department of Job and Family Services Bureau of Labor Market Information non-seasonally adjusted unemployment rates as of December 2023 and December 2024. The December 2024 unemployment rate is classified as preliminary as of January 24, 2025.

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

Lending Limit Although Ohio law imposes no material restrictions on the types of loans the Bank may make, real estate-based lending has historically been the Bank’s primary focus. For prudential reasons, we avoid lending on the security of real estate located outside our market area. Ohio law does restrict the amount of loans an Ohio-chartered bank may make, generally limiting credit to any single borrower to less than 15% of capital. An additional margin of 10% of capital is allowed for loans fully secured by readily marketable collateral. This 15% legal lending limit has not been a material restriction on lending. We can accommodate loan volumes exceeding the legal lending limit by selling loan participations to other banks. As of December 31, 2024, MBC’s 15%-of-capital limit on loans to a single borrower was approximately $31.6 million.

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

The following table presents maturity information for the loan portfolio as of December 31, 2024. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

		Due after one	Due after five
	Due in one	years through	years through	Due after
	year or less	five years	fifteen years	fifteen years	Total
(Dollars in thousands)
Commercial real estate:
Owner occupied	$4,567	$28,404	$72,426	$76,050	$181,447
Non-owner occupied	28,753	147,885	165,602	70,051	412,291
Multifamily	9,656	4,670	50,836	24,687	89,849
Residential real estate	29	5,826	59,854	287,733	353,442
Commercial and industrial	17,330	76,272	78,243	57,189	229,034
Home equity lines of credit	573	458	36,701	105,647	143,379
Construction and other	7,087	22,616	50,826	23,079	103,608
Consumer installment	145	2,445	574	3,400	6,564
Total	$68,140	$288,576	$515,062	$647,836	$1,519,614

Loans due on demand and overdrafts are included in the amount due in one year or less. The Company has no loans without a stated schedule of repayment or a stated maturity. Accrued interest of $5.5 million is presented in "Accrued interest receivable and other assets" on the Consolidated Balance Sheet and is excluded from the table.

The following table shows the dollar amount of all loans due after December 31, 2024 that have predetermined interest rates and that have floating or adjustable rates.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Commercial real estate:
Owner occupied	$34,378	$147,069	$181,447
Non-owner occupied	133,958	278,333	412,291
Multifamily	8,070	81,779	89,849
Residential real estate	130,228	223,214	353,442
Commercial and industrial	129,803	99,231	229,034
Home equity lines of credit	1,510	141,869	143,379
Construction and other	12,997	90,611	103,608
Consumer installment	6,564	-	6,564
Total	$457,508	$1,062,106	$1,519,614

Residential Real Estate Loans A significant portion of the Bank’s lending consists of origination of residential loans secured by 1-4 family real estate located in Ashtabula, Cuyahoga, Delaware, Franklin, Geauga, Madison, Portage, Summit, and Trumbull counties. Residential real estate loans approximated $353.4 million or 23.3% of the Bank’s total loan portfolio on December 31, 2024.

The Bank makes loans of up to 80% of the value of the real estate and improvements securing a loan (“LTV” ratio) on 1-4 family real estate. The Bank generally does not lend in excess of the lower of 80% of the appraised value or sales price of the property. The Bank offers residential real estate loans with terms of up to 30 years.

Approximately 63.2% of the residential mortgage loan portfolio has an adjustable rate and is secured by 1-4 family real estate on December 31, 2024. The Bank originates variable-rate and fixed-rate, single-family mortgage loans. Generally, fixed-rate mortgage loans are underwritten according to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines. In some instances, these loans are sold to the agency. Upon the sale to Freddie Mac, the servicing rights are retained and are done so in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers, and otherwise servicing the loans it sells, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

On December 31, 2024, residential real estate loans of approximately $2.0 million were non-accruing, representing 0.6% of the residential real estate loan portfolio. On December 31, 2023, residential real estate loans of approximately $1.2 million were non-accruing, representing 0.4% of the residential real estate loan portfolio.

Home Equity Lines of Credit Home equity lines of credit comprise variable-rate home equity lines of credit as well as closed-end home equity installment loans. The Bank’s home equity credit policy generally allows for a loan of up to 89% of the combined loan-to-value ratio ("CLTV") when we have the first lien or the HELOC is in the first position, less the principal balance of the outstanding first mortgage loan. The policy also allows a maximum 80% CLTV for a HELOC, where we do not have the first lien position. The Bank’s home equity loans generally have terms of 20 years. The credit performance of most of the home equity lines of credit portfolio where we hold the first lien position is superior to the portion of the portfolio where we have the second lien position but do not hold the first lien. Lien position information is generally determined at the time of origination and monitored ongoing for risk management purposes.

On December 31, 2024, the Bank had approximately $143.4 million in its home equity lines of credit portfolio, representing 9.4% of total loans. On December 31, 2024, home equity lines of credit of approximately $1.0 million were non-accruing and represented 0.7% of the home equity lines of credit portfolio. On December 31, 2023, the Bank had approximately $127.8 million in its home equity lines of credit portfolio, representing 8.6% of total loans. On December 31, 2023, home equity lines of credit of approximately $856,000 were non-accruing and represented 0.7% of the home equity lines of credit portfolio.

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

On December 31, 2024, commercial and commercial real estate loans totaled $912.6 million, or 60.1% of the Bank’s total loan portfolio, which include $107,000 in Paycheck Protection Program (“PPP”) loans. On December 31, 2024, commercial and commercial real estate loans of approximately $26.3 million were non-accruing and represented 2.9% of the commercial and commercial real estate loan portfolios. On December 31, 2023, commercial and commercial real estate loans totaled $889.1 million, or 60.2% of the Bank’s total loan portfolio, which include $426,000 in PPP loans. On December 31, 2023, commercial and commercial real estate loans of approximately $475,000 were non-accruing and represented 0.05% of the commercial and commercial real estate loan portfolios.

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

On December 31, 2024, real estate construction loans totaled $103.6 million, or 6.8% of the Bank’s total loan portfolio. On December 31, 2024, construction and other loans of approximately $493,000 were non-accruing and represented 0.5% of the commercial and commercial real estate loan portfolios. On December 31, 2023, real estate construction and other loans totaled $125.1 million, or 8.5% of the Bank’s total loan portfolio. There were no loans in the construction and other portfolio that were 90 days delinquent or non-accruing on that date.

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

On December 31, 2024, the Bank had approximately $6.6 million in its consumer installment loan portfolio, representing 0.4% of total loans. On December 31, 2024, consumer installment loans of approximately $165,000 were non-accruing and represented 2.5% of the consumer installment loan portfolio. On December 31, 2023, the Bank had approximately $7.2 million in its consumer installment loan portfolio, representing 0.5% of total loans. On December 31, 2023, consumer installment loans of approximately $160,000 were non-accruing and represented 2.2% of the consumer installment loan portfolio.

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

Income from Lending Activities The Bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The Bank also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1- Summary of Significant Accounting Policies to the Consolidated Financial Statements discusses how loan fees and income are recognized for financial reporting purposes.

Mortgage Banking Activity The Bank originates residential loans secured by first-lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended December 31, 2024, the Bank recorded gains of $199,000 on the sale of $7.1 million in loans receivable originated for sale. During the year ended December 31, 2023, the Bank recorded gains of $97,000 on the sale of $5.6 million in loans receivable originated for sale. These loans were sold on a servicing-retained basis to Freddie Mac.

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

When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as OREO until it is sold. When a property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value, less anticipated cost to sell. If fair value, less cost to sell, is less than the carrying value of the loan, then the carrying value is reduced through the allowance for credit losses (“ACL”) immediately before recording the real estate as OREO. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. OREO is appraised during the foreclosure process, before the acquisition, when possible. Subsequent to the initial appraisal, OREO is appraised at least annually. Losses are recognized for the amount by which the book value of the real estate exceeds the estimated fair value of the property, less anticipated cost to sell.  The Bank did not have any OREO as of December 31, 2024, or 2023.

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

Management determines the appropriate classification of securities at the time of purchase. At this time, the Bank has no securities classified as held to maturity. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available for sale. Available-for-sale securities are reflected on the Consolidated Balance Sheet at their fair value.

The contractual maturity and average yield of investment securities are as follows:

	December 31, 2024
	One year or less		More than one to five years		More than five to ten years		More than ten years		Total investment securities

	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
(Dollar amounts in thousands)

Subordinated debt	$-	-	$4,000	8.41%	$30,300	4.85%	$-	-	$34,300	5.26%	$32,469
Obligations of states and political subdivisions:
Tax-exempt*	590	4.04%	1,175	3.13%	25,548	3.02%	120,454	2.49%	147,767	2.60%	124,966
Mortgage-backed securities in government-sponsored entities	-	-	1,002	2.39%	1,521	2.53%	6,621	3.86%	9,144	3.48%	8,367
Total	$590	4.04%	$6,177	6.43%	$57,369	3.97%	$127,075	2.57%	$191,211	3.12%	$165,802

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

As of December 31, 2024, the Bank held 95,027 shares of $100 par value Federal Home Loan Bank (“FHLB”) of Cincinnati stock, which is a restricted security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only to the FHLB or to another member institution. Member institutions must maintain a minimum stock investment in the FHLB based on total assets, total mortgages, and total mortgage-backed securities. The Bank’s minimum investment in FHLB stock on December 31, 2024, was $9.5 million.

Sources of Funds —Deposit accounts are a significant source of funds for the Bank. At December 31, 2024 and 2023, our deposits totaled $1.45 billion and $1.43 billion, respectively. The Bank offers many deposit products to attract commercial and consumer checking and savings customers, including standard and money market savings accounts, NOW accounts, a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months, and brokered deposits. These accounts earn interest at rates established by management based on liquidity, competitive market factors, and management’s desire to increase certain types or maturities. The Bank also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

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

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations, and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. We review our liquidity risk management policies in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including FDIC-insured institutions, like the Bank, going forward.

The following table shows on a consolidated basis the amount of uninsured time deposits as of December 31, 2024, including certificates of deposit, by the time remaining until maturity.

(Dollar amounts in thousands)	Amount	Percent of Total
Within three months	$12,084	21.35%
Beyond three but within six months	19,017	33.59%
Beyond six but within twelve months	5,534	9.78%
Beyond one year	19,973	35.29%
Total	$56,608	100.00%

The Bank participates in the IntraFi® ICS and CDARS reciprocal deposit network, which enables depositors to receive FDIC insurance coverage on deposits otherwise exceeding the maximum insurable amount. We consider these reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. Time deposits as of December 31, 2024 and 2023, included $24.5 million and $28.6 million, respectively, of reciprocal deposits. Included in total deposits as of December 31, 2024 and 2023, were $105.6 million and $88.8 million, respectively, of reciprocal interest-bearing checking accounts.

Borrowings, deposits, and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of funds cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the FHLB of Cincinnati. Interest and principal are payable monthly, and the line of credit is secured by a pledge collateral agreement on certain investments and loan balances. On December 31, 2024, MBC had $172.4 million in FHLB borrowings outstanding. On December 31, 2023, MBC had $163.0 million in FHLB borrowings outstanding. The Bank also has access to credit through the Federal Reserve Bank's discount window and other funding sources.

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

As of December 31, 2024, the Bank had 246 full-time equivalent employees. None of the employees are represented by a collective bargaining group.

Supervision and Regulation

The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could materially affect the business and prospects of the Company.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. The Company must file annual reports and other information with the Federal Reserve. The bank subsidiary is an Ohio-chartered commercial bank. As a state-chartered, nonmember bank, the bank is primarily regulated by the FDIC and the Ohio Division of Financial Institutions ("ODFI").

The Company and the Bank are subject to federal and Ohio banking laws. These federal and state laws are intended to protect depositors, not stockholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Bank is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state usury and consumer credit laws, the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including the Bank, which maintain transaction accounts or nonpersonal time deposits. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement remained at 0% as of December 31, 2024. The FRB could re-impose reserve requirements in the future if conditions warrant.

The Federal Reserve Board and the FDIC have extensive authority to prevent and remedy unsafe and unsound practices and violations of applicable laws and regulations by institutions and holding companies. The agencies may assess civil money penalties, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose those actions. In addition, the ODFI possesses enforcement powers to address violations of Ohio banking law by Ohio-chartered banks.

We expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.

It is anticipated that the Trump administration and the current U.S. Congress likely will not increase the regulatory burden on community baking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact the Trump administration may have on the banking industry or our operations.

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

The Change in Bank Control Act and the Federal Reserve's Regulation Y require any person, acting directly or indirectly, or through or in concert with one or more persons, to provide advance notice to the Federal Reserve before acquiring control of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank or bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as the Company does, or if no other person owns a greater percentage of the class of voting securities, control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Approval of the ODFI is also necessary to acquire control of an Ohio-chartered bank.

Nonbanking Activities With some exceptions, the Bank Holding Company Act generally prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve nonbank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely associated with the business of banking, the Federal Reserve considers whether the performance of the actions by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases, engaging in insurance and discount brokerage activities, owning thrift institutions, performing data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

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

The Company has not elected to be a financial holding company.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer", consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2024, the Bank exceeded the regulatory requirement for the “capital conservation buffer.”

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

A financial institution’s capital classification can significantly affect its operations under the prompt corrective action rules. For example, an institution that is not well-capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval, which can harm the bank’s liquidity. An insured depository institution is subject to additional restrictions at each successively lower capital category. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will satisfy its plan obligations. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and certain other indebtedness of the subsidiary bank. If bankruptcy of a bank holding company occurs, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment. Bank regulatory agencies generally must appoint a receiver or conservator shortly after an institution becomes critically undercapitalized. For a complete discussion of the Company and the Bank’s actual capital amounts and ratios, refer to Note 17 - Regulatory Capital of the “Notes to Consolidated Financial Statements” of this Annual Report.

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

On April 1, 2024, a federal district judge in Texas enjoined federal bank regulators from enforcing the revised CRA rules as a result of a lawsuit filed by a coalition of bank trade groups who sought to block the new rules. In granting the injunction, U.S. District Judge Matthew Kacsmaryk, sitting in the Northern District of Texas, agreed with the trade groups’ claim that the new rules went beyond the intent of the statute.

The injunctive relief granted by the court only expressly prevents the three federal bank regulatory agencies from enforcing the revised CRA rules against the Texas Bankers Association, Amarillo Chamber of Commerce, American Bankers Association, Chamber of Commerce of the United States of America, Longview Chamber of Commerce, Independent Community Bankers of America, and Independent Bankers Association of Texas. Although no information has been published by the FDIC, the OCC and the FRB confirming that the agencies will not apply the revised CRA rules until the pending federal court lawsuit in Texas is resolved, the January 1, 2026 effective date will probably be delayed until the lawsuit is resolved. The new CRA rules may be invalidated by judicial action.

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

The Bank dedicates significant resources to securing its systems and to protecting non-public personal information and other confidential information. These include resources dedicated to intrusion prevention such as firewalls, endpoint protection and behavior analysis tools, among others. The Bank also dedicates resources toward vulnerability identification through the performance of vulnerability scans and penetration tests, among other methods. We also require employees with access to information systems to undertake data protection and cybersecurity training and compliance programs. Compliance with cybersecurity training is tracked and reported to management and the Audit Committee of the Board. In addition, the Bank conducts monthly employee phishing tests and provides those results to the Bank’s executives. The Bank has processes in place for assessing, identifying, and managing material risks from potential cybersecurity incidents, including vulnerability identifications, intrusion prevention, encryption, endpoint protection, behavior analysis, mitigation and the processes and protocols set forth in the Bank’s incident response plan. The Bank also employs systems and processes designed to oversee and identify cybersecurity threats associated with third-party vendors, including a risk assessment and rigorous evaluation of each vendor that may access, process or store highly sensitive or proprietary data or that is systematically integrated with the Bank’s systems or network. In addition to our in-house cybersecurity capabilities, we engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, mitigating and managing cybersecurity risks. See Item 1C. Cybersecurity for additional details regarding cybersecurity and data protection.

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

State Banking Regulation As an Ohio-chartered bank, the Bank is subject to regular examination by the ODFI. State banking regulation affects the internal organization of the bank as well as its savings, lending, investment, and other activities. State banking regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal banking law. The ODFI may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist, it may take possession and control of an Ohio-chartered bank.

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

Our financial instruments expose us to certain market and credit risks and may increase the volatility of earnings and AOCI. We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in earnings or accumulated other comprehensive income (“AOCI”) each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, we are subject to mark-to-market risk, and the application of fair value accounting may cause our earnings and/or AOCI to be more volatile than would be suggested by our underlying performance.

Material breaches in security of bank systems may have a significant effect on the Company’s business. Financial institutions are under continuous threat of loss due to cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. A material breach of our systems may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber-attacks and can occur whether the applications are in our or third-party data centers or cloud-based software services.

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

We face indirect technology, cybersecurity, and operational risks relating to the customers, and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack, or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity, and complexity increases the risk of operational failure. Additionally, emerging technologies, including the use of automation, artificial intelligence and robotics, introduces new information security risks and exposure for us and for our third-party service providers, and, additionally, such technologies may be used to identify vulnerabilities; such technologies have resulted in a substantial increase in the volume and sophistication of cyberattacks against financial and other institutions, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks. Any third-party technology failure, cyber-attack, or other information or security breach, termination, or constraint could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk, or expand our business.

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

The cyber-attack could have adverse impacts on our business. As previously disclosed, we sustained a cyber-attack in April 2023 that resulted in a temporary disruption to the computer systems of The Middlefield Banking Company. A cybersecurity firm investigated the nature and scope of the incident, evaluated our systems, and confirmed that nonpublic information relating to current and former employees, customers and others was obtained from our systems. While the information varies by individual, some of the types of information that may have been obtained include name, Social Security number, driver’s license information, date of birth, financial account information, medical information, passport number, payment card information, and username and password. We are presently defending a class action lawsuit related to the misappropriated data. Whether or not such data was misused, the perception that the nonpublic information could be used in a harmful manner or that not enough was done to protect the information from cyber-attacks could cause harm to our reputation and result in the loss of business from current or future customers, which could have an adverse effect on our business, results of operations, and financial condition. While the incident did not have a material impact on the Company’s business, the cyber-attack the Bank experienced in April 2023 increases the risk associated with any future cybersecurity incidents, particularly the risk of damage to the Company’s reputation.

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

A material disruption in the operation of our business functions, facilities, and systems or third-party service providers’ facilities and systems could have a significant negative impact on our operations. Our necessary dependence upon automated systems to record and process transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. We may also be subject to disruptions of the operating systems arising from events that are beyond our control (for example, computer viruses, cyber-attacks, or electrical or telecommunications outages). We are further exposed to the risk that third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud, operational errors, or external events). A disruption in our operations occurred in April 2023 as a result of a cyber-attack. Please refer to the immediately preceding risk factor for information on this incident. These disruptions may interfere with our ability to service our customers and could result in a financial loss or liability as well as negatively impact our reputation.

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

Failure to maintain effective internal controls over financial reporting could impair our ability to accurately and timely report our financial results and could increase the risk of fraud. Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. Management believes that our internal controls over financial reporting are currently effective. While management will continue to assess our controls and procedures and take immediate action to remediate any future perceived issues, there can be no guarantee of the effectiveness of these controls and procedures on an ongoing basis. Any failure to maintain an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and an adverse impact on our business operations and stock price.

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

Our most important source of funds is deposits. As of December 31, 2024, approximately $820.1 million, or 56.7%, of our total deposits were negotiable order of withdrawal, or NOW, savings, and money market accounts. Historically our savings, money market deposit and NOW accounts have been stable sources of funds. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates, and returns on other investment classes, any of which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits, increasing our funding costs and reducing our net interest income and net income.

Additional liquidity is provided by our ability to borrow from the FHLB of Cincinnati and the Federal Reserve Bank of Cleveland. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

We rely extensively on models in managing many aspects of our business, and these models may be inaccurate or misinterpreted. We rely extensively on models in managing many aspects of our business, including liquidity and capital planning, credit and other risk management, pricing, and reserving. The models may prove in practice to be less predictive than we expect. The errors or inaccuracies in our models may be material and could lead us to make wrong or sub-optimal decisions in managing our business, which could have a material adverse effect on our business, financial condition, or results of operations.

We are dependent on our management team and key employees, and if we are not able to attract and retain them, our business operations could be materially adversely affected. Our success depends, in large part, on our management team and key employees. Our management team has significant industry experience. Our future success also depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. The loss of any of our management team or our key employees could materially adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Failure to attract and retain a qualified management team and qualified key employees could have a material adverse effect on our business, financial condition, and results of operations. The Company has non-competition agreements with senior officers and key personnel.

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

Our business is subject to fraud attempts. As a financial institution, we are susceptible to fraudulent activity rendered against us or our customers that may result in financial loss, increased costs, privacy breaches, misappropriation of assets, litigation, or damage to our reputation. These acts may take many forms including check fraud, wire fraud, phishing, social engineering, and other dishonest proceedings. There have been instances where banks have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements, and borrowings from the discount window of the Federal Reserve.

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

The value of our goodwill and core deposit intangible assets may decline in the future. As of December 31, 2024, we had $42.0 million of goodwill and core deposit intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of our goodwill and core deposit intangible assets. If we were to conclude that a future write-down of goodwill and core deposit intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Economic and Market Conditions

Our business may be adversely affected by conditions in the financial markets and economic conditions generally. Economic conditions in the United States and our Ohio markets are affected by complex factors that are difficult to predict and beyond our control, including uncertainties regarding the persistence of inflation, U.S. trade policy, including the potential impact of tariffs, geopolitical developments, such as ongoing conflicts in the Middle East and Ukraine, disruptions in the global energy market, labor market conditions, supply chain issues both domestically and internationally, and the potential effects of the new presidential administration and its actions with respect to the foregoing. In addition, uncertainty in the business community regarding these potential developments can itself harm economic conditions in our markets. Collectively, these issues could adversely affect our business, financial condition, results of operations and growth prospects.

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

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

●	cyber security risks are increased as the result of an increase in the number of employees working remotely; and

●	FDIC premiums may increase if the agency experiences significant resolution costs for bank failures.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

The Company operates in a highly competitive industry and market area. The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies and pay bills and transfer funds directly without the direct assistance of banks. Our profitability depends upon our continued ability to successfully compete in our market areas. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

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

Changing interest rates have a direct and immediate impact on financial institutions. As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our operations, including lending and deposit services, could be constrained. Uncertainty about the federal fiscal and domestic policymaking process, the impact of any imposed tariffs, the medium and long-term fiscal outlook of the federal and state governments, and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty in areas experiencing geopolitical tension, could affect the stability of global financial markets, which could hinder U.S. economic growth. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect (i) our ability to originate loans, (ii) the value of our interest-earning assets, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, and (iv) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although the Company believes that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

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

Inflation could negatively impact our business and profitability. Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers or result in lower values for the Company’s investment securities and other interest-earning assets. The current economic environment is characterized by an elevated interest rate environment. Elevated levels of inflation, or the aggregate effects of previous periods of elevated inflation, can have complex effects on our business and results of operations, some of which could be materially adverse. Governmental responses to elevated levels of inflation, or the aggregate effects of previous inflationary periods, such as severe monetary and fiscal policy, can result in increased market interest rates or volatility in interest rate levels. The duration and severity of a prolonged inflationary period and the resulting impact on us cannot be predicted with precision. Although the Federal Reserve began enacting incremental rate cuts in 2024, there is a meaningful risk that the Federal Reserve may maintain high interest rates or elect to make fewer and smaller interest rate cuts than anticipated, thereby limiting economic growth and potentially causing an economic recession or other political instability. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio, impact our net interest income, impact the value of our investment securities portfolio, and decrease the value of collateral securing loans.

Risks Associated with the Company’s Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired. The market price of our common stock may be highly volatile, which may make it difficult for a shareholder to resell shares at the volume, prices and times desired. The stock market and the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies.

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

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability. Rising commercial real estate lending concentrations may expose institutions like the Company to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. In addition, institutions that are exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. The federal banking agencies have issued guidance for institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are encouraged to identify and monitor credit concentrations and enhance risk management systems. At December 31, 2024, commercial real estate loans (including construction, land, and land development loans) represent 285.9% of total risk-based capital, and growth in that segment over the past 36 months was 18.2%. Construction, land, and land development loans represent 48.9% of total risk-based capital as of December 31, 2024. Management has extensive experience in commercial real estate lending. Management has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, interest rate increases, and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well-capitalized ratios.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act or Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network ("FinCEN"), and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control ("OFAC"). If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

Government regulation could restrict our ability to pay cash dividends. Dividends from the Bank are the only significant source of cash for the Company. Statutory and regulatory limits could prevent the Bank from paying dividends or transferring funds to the Company. The Company cannot assure that subsidiary Bank profitability will continue to allow dividends to the Company, and the Company therefore cannot assure that the Company will be able to continue paying regular, quarterly cash dividends.

General Risk Factors

Weather events, natural disasters, acts of war or terrorism, the impact of pandemics or epidemics, and other external events could significantly impact our business. Severe weather events, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

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

Litigation could adversely affect our results of operations, profitability and cash flows. From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. Other than a lawsuit filed in January 2024 relating to the disclosure of customers’ personally identifiable information as a result of the April 2023 cyber-attack, we are not a party to any material legal proceeding. Litigation may result in a diversion of management’s attention and resources, significant costs, including monetary damages and legal fees, and injunctive relief, and may contribute to current and future stock price volatility. No assurance can be made that future litigation will not result in material financial exposure or reputational harm, which could have a material adverse effect upon our results of operations, profitability or cash flows.

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

Our Information Security Governance Plan (“InfoSec”) is a component of the ISP and provides for strategic oversight of critical aspects of the Bank’s information security. The objective of InfoSec is to provide a framework for decision-making and accountability for information security issues to ensure that the ISP is actively monitored, and information security permeates through all areas and initiatives across the organization. InfoSec is actively managed by an InfoSec Governance Council ("ISGC") that consists of the Chief Risk Officer ("CRO"), virtual Chief Information Security Officer ("CISO"), Chief Strategy and Innovation Officer ("CSIO"), a cybersecurity focused systems engineer, and the CIO.  The CRO, CISO, and CIO are part of the ITSC, along with other executives of the Bank.

Security assessments are an ongoing activity within the Bank, and the Security Assessment Policy identifies security assessment requirements and those individuals accountable for ensuring the assessments comply with the requirements. All assessment activities must be approved by the CRO. The coverage of assessments includes, but is not limited to, physical security assessment, information technology general controls audit, vulnerability assessment, penetration testing, and social engineering testing. Results are shared with the ITSC, executive management and the Board of Directors.

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

We do not believe that risks from cybersecurity threats, including the previously disclosed cyber-attack that occurred in April 2023, have materially impacted or are reasonably likely to materially impact our overall business strategy, results of operations, or financial condition. We maintain cybersecurity insurance to cover the costs resulting from cyber-attacks; however, the policy may not cover all losses from cybersecurity incidents. Refer to the discussion on the April 2023 incident in Note 15 - Commitments and Contingent Liabilities of our Consolidated Financial Statements and the discussion of cybersecurity risk in Part I, Item 1A, “Risk Factors”.

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

Management

Under the leadership of the CIO, the ITSC serves to improve the effectiveness of information technology at the Bank and ensure alignment with the Bank’s strategic business plan and statement of risk appetite. Composition of the ITSC consists of senior management from the business areas. The virtual CISO is a non-voting member of the ITSC. Meetings occur at least bi-annually. The ITSC is tasked with reviewing the Bank’s technology, information security, business continuity, digital initiatives, vendor management, and data management strategic direction and providing feedback to management.

The ISGC acts on the behalf of and to assist the Board of Directors and executive management in fulfilling its oversight responsibilities regarding the Bank’s information security programs and risks. The ISGC is comprised of members from Risk, Information Technology, and other strategic areas within the Bank and meets at least quarterly. The responsibilities of the ISGC include providing strategic oversight and implementation guidance for the ISP, aligning cybersecurity and business objectives, monitoring and reporting on cybersecurity and information security incidents, and promoting a strong culture around information security.

As stated above, the CIO is a member of the ISGC, chairs the ITSC, and reports to the CSIO. The CIO has over 40 years of business experience in information technology and cybersecurity and is a Certified Bank Cybersecurity Manager. The virtual CISO is outsourced to a third-party vendor that specializes in partnering with organizations to enhance cybersecurity management and reports to the CRO.

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

On December 31, 2024, the net book value of the Bank’s investment in premises and equipment totaled $20.6 million.

Item 3 — Legal Proceedings

See the information in Note 15 - Commitments and Contingent Liabilities of our Consolidated Financial Statements, which we incorporate here by reference.

From time to time, the Company and the subsidiary bank are involved in various other legal proceedings that are incidental to its business. In the opinion of management, no other current legal proceedings are material to the Company's financial condition or the subsidiary bank, either individually or in the aggregate.

Item 4 — Mine Safety Disclosures

Not applicable.

Part II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Details of repurchases of Company common stock during the fourth quarter of 2024 are included in the following table:

2024 period
(Dollar amounts in thousands, except per share data)	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

October 1-31	-	$-	-	250,052
November 1-30	-	-	-	250,052
December 1-31	-	-	-	250,052
Total	-	$-

Our common stock is traded on the NASDAQ Capital Market under the symbol “MBCN.” At the close of business on December 31, 2024, there were approximately 1,126 shareholders of record. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has consistently declared cash dividends on our common stock. Any dividends declared and paid in the future would depend upon several factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurance can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipts of dividends from the Bank, which are restricted by banking regulations.

Information relating to the market for Middlefield’s common equity and related shareholder matters appears under “Return on Equity and Assets” and “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2024 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 — [Reserved]

Not applicable.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The above-captioned information appears under the heading “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2024 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 — Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by S.R. Snodgrass, P.C. (PCAOB: 00074) appear in the Company’s 2024 Annual Report to Shareholders and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Middlefield Banc Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Middlefield Banc Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans (ACL)

Description of the Matter

The Company’s loan portfolio totaled $1.5 billion as of December 31, 2024, and the associated allowance for credit losses on loans was $22.4 million. As discussed in Notes 1 and 7 to the consolidated financial statements, the ACL related to loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the ACL represents management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instruments.

The Company’s methodology for estimating the ACL on loans includes quantitative and qualitative components of the calculation. For pooled loans, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of loan. The DCF methodology combines probability of default, the loss given default, and prepayment speed assumptions to estimate a reserve for each loan. The quantitative loss rates are adjusted by current and forecasted macroeconomic assumptions and return to the mean after the forecasted periods. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss factor is derived. These quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative loss factors are applied to each portfolio segment with the amounts determined by correlation of credit stress to the maximum loss factor. Changes in these assumptions could have a material effect on the Company’s financial results.

Allowance for Credit Losses on Loans (ACL) (Continued)

How We Addressed the Matter in Our Audit
The primary procedures we performed related to this critical audit matter (CAM) included:
● Testing the design and operating effectiveness of internal controls over the calculation of the ACL, including the qualitative factor adjustments.
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

/s/S. R. Snodgrass, P.C

Cranberry Township, Pennsylvania
March 13, 2025

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands)

	December 31,	December 31,
	2024	2023

ASSETS
Cash and due from banks	$46,037	$56,397
Federal funds sold	9,755	4,439
Cash and cash equivalents	55,792	60,836
Investment securities available for sale, at fair value	165,802	170,779
Other investments	855	955
Loans:
Commercial real estate:
Owner occupied	181,447	183,545
Non-owner occupied	412,291	401,580
Multifamily	89,849	82,506
Residential real estate	353,442	328,854
Commercial and industrial	229,034	221,508
Home equity lines of credit	143,379	127,818
Construction and other	103,608	125,105
Consumer installment	6,564	7,214
Total loans	1,519,614	1,478,130
Less: allowance for credit losses	22,447	21,693
Net loans	1,497,167	1,456,437
Premises and equipment, net	20,565	21,339
Goodwill	36,356	36,356
Core deposit intangibles	5,611	6,642
Bank-owned life insurance	35,259	34,349
Accrued interest receivable and other assets	35,952	35,190
TOTAL ASSETS	$1,853,359	$1,822,883
LIABILITIES
Deposits:
Noninterest-bearing demand	$377,875	$401,384
Interest-bearing demand	208,291	205,582
Money market	414,074	274,682
Savings	197,749	210,639
Time	247,704	334,315
Total deposits	1,445,693	1,426,602
Federal Home Loan Bank advances	172,400	163,000
Other borrowings	11,660	11,862
Accrued interest payable and other liabilities	13,044	15,738
TOTAL LIABILITIES	1,642,797	1,617,202
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,953,018 and 9,930,704 shares issued; 8,073,708 and 8,095,252 shares outstanding	161,999	161,388
Additional paid-in capital	246	-
Retained earnings	109,299	100,237
Accumulated other comprehensive loss	(20,073)	(16,090)
Treasury stock, at cost; 1,879,310 and 1,835,452 shares	(40,909)	(39,854)
TOTAL STOCKHOLDERS' EQUITY	210,562	205,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,853,359	$1,822,883

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED INCOME STATEMENT

(Dollar amounts in thousands, except per share data)

	Year Ended
	December 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$92,566	$81,963
Interest-earning deposits in other institutions	1,491	1,289
Federal funds sold	568	771
Investment securities:
Taxable interest	2,028	1,893
Tax-exempt interest	3,861	3,914
Dividends on stock	748	471
Total interest and dividend income	101,262	90,301

INTEREST EXPENSE
Deposits	33,263	18,995
Short-term borrowings	6,616	5,386
Other borrowings	703	717
Total interest expense	40,582	25,098

NET INTEREST INCOME	60,680	65,203

Provision for credit losses	2,008	3,002

NET INTEREST INCOME AFTER PROVISON FOR CREDIT LOSSES	58,672	62,201

NONINTEREST INCOME
Service charges on deposit accounts	3,907	3,878
Loss on equity securities	(9)	(161)
Loss on other real estate owned	-	(170)
Earnings on bank-owned life insurance	930	823
Gain on sale of loans	199	97
Revenue from investment services	916	743
Gross rental income	68	421
Other income	1,202	1,060
Total noninterest income	7,213	6,691

NONINTEREST EXPENSE
Salaries and employee benefits	24,641	24,511
Occupancy expense	2,376	2,566
Equipment expense	925	1,241
Data processing and information technology costs	4,740	4,588
Ohio state franchise tax	1,583	1,578
Federal deposit insurance expense	1,055	861
Professional fees	2,265	2,293
Advertising expense	1,581	1,477
Software amortization expense	200	95
Core deposit intangible amortization	1,031	1,059
Gross other real estate owned expenses	99	510
Merger-related costs	-	473
Other expense	7,045	6,885
Total noninterest expense	47,541	48,137

Income before income taxes	18,344	20,755
Income taxes	2,825	3,387

NET INCOME	$15,519	$17,368

EARNINGS PER SHARE
Basic	$1.93	$2.14
Diluted	$1.92	$2.14

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	Year Ended
	December 31,
	2024	2023

Net income	$15,519	$17,368

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	(5,042)	7,664
Tax effect	1,059	(1,610)

Total other comprehensive income (loss)	(3,983)	6,054

Comprehensive income	$11,536	$23,422

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollar amounts in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, December 31, 2022	9,916,466	$161,029	$-	$94,154	$(22,144)	$(35,348)	$197,691

Net income				17,368			17,368
Other comprehensive income					6,054		6,054
Cumulative impact of ASC 326 adoption (CECL)				(4,421)			(4,421)
Authorization of additional common shares		(37)					(37)
Stock-based compensation, net	14,238	396					396
Common shares repurchased (164,221)						(4,506)	(4,506)
Cash dividends ($0.81 per share)				(6,864)			(6,864)

Balance, December 31, 2023	9,930,704	$161,388	$-	$100,237	$(16,090)	$(39,854)	$205,681

Net income				15,519			15,519
Other comprehensive loss					(3,983)		(3,983)
Stock-based compensation, net	22,314	611					611
Restricted stock grant			246				246
Common shares repurchased (43,858 shares)						(1,055)	(1,055)
Cash dividends ($0.80 per share)				(6,457)			(6,457)

Balance, December 31, 2024	9,953,018	$161,999	$246	$109,299	$(20,073)	$(40,909)	$210,562

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

	For the Year Ended
	December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$15,519	$17,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,008	3,002
Loss on equity securities	9	161
Software amortization expense	200	95
Amortization of premium and discount on investment securities, net	746	593
Amortization of core deposit intangibles	1,031	1,059
Depreciation, amortization, and accretion, net	(78)	(108)
Stock-based compensation, net	374	260
Origination of loans held for sale	(7,110)	(5,639)
Proceeds from sale of loans held for sale	7,309	5,736
Gain on sale of loans held for sale	(199)	(97)
Earnings on bank-owned life insurance	(930)	(823)
Deferred income tax (benefit)	198	(705)
Losses on other real estate owned	-	170
Decrease (increase) in accrued interest receivable	75	(1,183)
Increase (decrease) in accrued interest payable	(1,060)	2,348
Other, net	(624)	119
Net cash provided by operating activities	17,468	22,356

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	2,127	3,259
Purchases	(2,938)	(2,000)
Other Investments
Proceeds from sale	96	-
Purchases	(5)	(200)
Increase in loans, net	(41,292)	(129,220)
Proceeds from the sale of other real estate owned	-	5,651
Proceeds from bank-owned life insurance	-	289
Purchase of premises and equipment	(776)	(1,096)
Purchase of restricted stock	(4,790)	(7,462)
Redemption of restricted stock	4,289	4,237
Net cash used in investing activities	(43,289)	(126,542)

FINANCING ACTIVITIES
Net increase in deposits	19,091	24,780
Net increase in Federal Home Loan Bank advances	9,400	98,000
Repayment of other borrowings	(202)	(197)
Repurchase of common shares	(1,055)	(4,506)
Cash dividends	(6,457)	(6,864)
Net cash provided by financing activities	20,777	111,213

(Decrease) increase in cash and cash equivalents	(5,044)	7,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,836	53,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,792	$60,836

	For the Year Ended
	December 31,
	2024	2023
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$41,642	$22,750
Income taxes	1,975	1,565

Noncash investing transactions:
Purchased loan fair value adjustment	-	4,621

See accompanying notes to the consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On December 31, 2024, MI’s assets consist of a cash account, investments, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On December 31, 2024, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI did not operate after the merger, and its existence ended January 19, 2024. All significant intercompany items have been eliminated between MBC and these subsidiaries.

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

Investment securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities. As of December 31, 2024, the Company did not hold any held-to-maturity securities.

Equity securities, which are included in "other investments" on the Consolidated Balance Sheet, are measured at fair value with changes in fair value recognized in net income.

Allowance for Credit Losses – Investment Securities Available for Sale

The Bank adopted ASU No. 2016-13, Financial Instruments - Credit Loses - Topic (326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), effective January 1, 2023. Financial statement amounts related to investment securities recorded as of December 31, 2024 and 2023 are presented in accordance with the accounting policies described in the following sections.

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

The allowance for credit losses is included within "investment securities available for sale" on the Consolidated Balance Sheet, as applicable. Changes in the allowance for credit losses are recorded within the "provision for credit losses" on the Consolidated Income Statement. Losses are charged against the allowance when the Bank believes the collectability of an available for sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale investment securities is included within "accrued interest receivable and other assets" on the Consolidated Balance Sheet. This amount is excluded from the estimate of expected credit losses. Available for sale investment securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available for sale investment securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of unearned income, which includes net deferred loan fees and costs and unamortized premiums and discounts. Accrued interest receivable is included within "accrued interest receivable and other assets" on the Consolidated Balance Sheet. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loans’ yield (interest income). The Bank amortizes these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method. Interest income is primarily recognized on an accrual basis according to formulas in written contracts, such as loan agreements.

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

Allowance for Credit Losses ("ACL") – Loans

The Bank adopted ASU 2016-13, effective January 1, 2023. Financial statement amounts related to loans recorded as of December 31, 2024 and 2023 are presented in accordance with the accounting policies described in the following sections. The guidance applies an expected-loss methodology, recognizing current expected credit losses for the remaining life of the asset at the time of origination or acquisition.

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

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan that considers our historical loss experience, current conditions, and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Bank adopted ASU No. 2016-13 effective January 1, 2023. The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is included in "accrued interest payable and other liabilities" on the Consolidated Balance Sheet and adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, consistent with the estimation process on the loan portfolio.

Restricted Stock

Common stock of the FHLB represents ownership in an institution that is wholly owned by other financial institutions. This equity security is accounted for at cost and classified with "accrued interest and other assets" in the Consolidated Balance Sheet. The FHLB of Cincinnati has reported profits for 2024 and 2023, remains in compliance with regulatory capital and liquidity requirements, and continues to pay dividends on the stock and make redemptions at the par value. Considering these factors, management concluded that the stock was not impaired on December 31, 2024, or 2023.

Mortgage Banking Activities

The Bank sells residential mortgage loans on a servicing retained basis. Servicing rights are initially recorded at fair value. The Bank measures servicing assets using the amortization method. Loan servicing rights are amortized in proportion to and throughout estimated net future servicing revenue. The expected period of the estimated net servicing income is partly based on the expected prepayment of the underlying mortgages. The unamortized balance of mortgage servicing rights is included in "accrued interest and other assets" on the Consolidated Balance Sheet.

Servicing fee income is recorded for fees earned for servicing loans and included in "other income" in the Consolidated Income Statement. The fees are based on a contractual percentage of outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material. The Bank is servicing loans for others in the amount of $197.4 million and $210.3 million on December 31, 2024, and 2023, respectively.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost net of accumulated depreciation. Depreciation is computed on the straight-line method over the assets' estimated useful lives, which range from 3 to 20 years for furniture, fixtures, and equipment and 3 to 40 years for buildings and leasehold improvements. Expenditures for maintenance and repairs are charged against income as incurred. Costs of significant additions and improvements are capitalized.

Leases

The Company has operating and financing leases for several branch locations and office space. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may also lease specific office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each element separately based on the standalone price of each component. Operating and financing leases with lease terms of less than one year are excluded from our right-of-use assets and lease liabilities. Operating and financing lease expense are recognized in "occupancy expense" and "equipment expense" in the Consolidated Income Statement on a straight-line basis over the lease term.

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

Bank-Owned Life Insurance (“BOLI”)

The Company owns insurance on the lives of a specific group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Income Statement. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as tax-free noninterest income.

Other Real Estate Owned (“OREO”)

Real estate properties acquired through foreclosure are initially recorded at fair value at the foreclosure date, establishing a new cost basis. After foreclosure, the real estate is carried at the lower of cost or fair value less estimated cost to sell. Revenue and expenses from operations of the properties, gains or losses on sales, and additions to the valuation allowance are included in operating results. At December 31, 2024 and 2023, the Company reported $352,000 and $228,000, respectively, in residential real estate loans in the process of foreclosure.

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

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The net balance of deferred tax assets and liabilities is reported in "accrued interest receive and other assets" or "accrued interest payable and other liabilities" in the Consolidated Balance Sheet, as appropriate. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fee-based Services Revenue Recognition

Refer to Note 2 - Revenue Recognition.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the grant date fair value of all share-based payment awards expected to vest, including employee share options. Compensation cost is recognized for restricted stock issued to employees based on the fair value of these awards at the grant date. The market price of the Company’s common shares at the grant date is used to estimate the fair value of restricted stock and stock awards. Stock-based compensation cost for awards granted to employees is recognized over the required service period, generally defined as the vesting period, and is recorded in "salaries and employee benefits" expense in the Consolidated Income Statement, while the expense related to awards granted to directors is recorded in "other expense". (See Note 14 - Employee Benefits). One of the Company’s restricted stock plans allows for a portion of the value to be received in cash by the participant upon vesting. Therefore, the Company records the expense as a liability until the shares vest and the split of the payment between shares and cash can be determined. The Company also measures the fair value of the liability each reporting period and adjusts accordingly.  Another of the Company's restricted stock plans settles in shares upon vesting, and the related expense is recorded through additional paid-in capital.

The Company has performance-based restricted stock units whereby the vesting in the granted awards is contingent on certain internal and external financial performance factors. The fair value of these stock units is estimated using a Monte Carlo simulation, as further discussed in Note 14 - Employee Benefits.

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

In  January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,  March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 Issued  December 2022, which was issued in  December 2022, extended the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from  December 31, 2022 to  December 31, 2024. The ASUs did not have a significant impact on the Company’s financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires enhanced disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments include required disclosure of significant segment expenses regularly reviewed by the chief operating decision maker, description of the composition of other segment items, and title and position of the chief operating decision maker. Additionally, the ASU requires public entities to provide all annual disclosures under Topic 280 in interim periods. The ASU also requires that public entities with a single reportable segment provide all the disclosures required by this amendment and existing disclosure requirements in Topic 820. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has a single reportable segment. The disclosure requirements under the ASU have been incorporated in Note 19 - Segment Reporting.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses.  The guidance requires public companies to disclose additional information about certain types of costs and expenses.  The amendment should be applied on a prospective or retrospective basis.  The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.	REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from equity security gains (losses), gains on the sale of loans, rental income, and BOLI income, are not within the scope of ASC 606. For the twelve months ended December 31, 2024, these revenue sources cumulatively comprise 94.4% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Year Ended December 31,
(Dollar amounts in thousands)	2024	2023
Noninterest Income
Service charges on deposit accounts:
Overdraft fees	$1,001	$995
ATM banking fees	1,899	1,928
Service charges and other fees	1,007	955
Loss on equity securities ⁽ª⁾	(9)	(161)
Loss on sale of other real estate owned ⁽ª⁾	-	(170)
Earnings on bank-owned life insurance ⁽ª⁾	930	823
Gain on sale of loans ⁽ª⁾	199	97
Revenue from investment services	916	743
Miscellaneous fee income	403	380
Gross rental income ⁽ª⁾	68	421
Other income	799	680
Total noninterest income	$7,213	$6,691

(a) Not within scope of ASC 606

3.	EARNINGS PER SHARE

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

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the year ended December 31:

	For the Twelve
	Months Ended
	December 31,
	2024	2023

Weighted-average common shares outstanding	9,947,420	9,925,689

Average treasury stock shares	(1,872,120)	(1,822,459)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,075,300	8,103,230

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	10,798	22,783

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,086,098	8,126,013

Outstanding on  December 31, 2024, were 109,831 shares of restricted stock, 99,033 shares of which were anti-dilutive.

Outstanding on  December 31, 2023, were 78,573 shares of restricted stock, 55,790 shares of which were anti-dilutive.

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented in the treasury share reserve. The reserve for the Company’s treasury shares comprises the cost of the Company’s shares held by the Company. As of  December 31, 2024, the Company held 1,879,310 of the Company’s shares, which is an increase of 43,858 from the 1,835,452 shares held as of  December 31, 2023.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax:

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at December 31, 2023	$(16,090)
Other comprehensive loss⁽ª⁾	(3,983)
Balance at December 31, 2024	$(20,073)

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at December 31, 2022	$(22,144)
Other comprehensive income⁽ª⁾	6,054
Balance at December 31, 2023	$(16,090)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the years ended December 31, 2024, and 2023.

5.	FAIR VALUE MEASUREMENTS

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

		December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,830	$6,639	$32,469
Obligations of states and political subdivisions	-	124,966	-	124,966
Mortgage-backed securities in government-sponsored entities	-	8,367	-	8,367
Total investment securities available for sale	-	159,163	6,639	165,802
Equity securities	753	-	-	753
Total	$753	$159,163	$6,639	$166,555

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$23,118	$8,801	$31,919
Obligations of states and political subdivisions	-	132,542	-	132,542
Mortgage-backed securities in government-sponsored entities	-	6,318	-	6,318
Total investment securities available for sale	-	161,978	8,801	170,779
Equity securities	814	-	-	814
Total	$814	$161,978	$8,801	$171,593

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

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

	Subordinated debt
(Dollar amounts in thousands)	December 31, 2024	December 31, 2023
Beginning of year	$8,801	$8,737
Purchases, sales, settlements:
Purchases	-	1,000
Transfers out of Level III (1)	(2,250)	(1,000)
Net change in unrealized loss on investment securities available-for-sale	88	64
End of year	$6,639	$8,801

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

		December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,321	$3,321

		December 31, 2023
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,361	$3,361

Collateral-Dependent Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs), and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $968,000 and $843,000 on  December 31, 2024, and 2023, respectively.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Collateral-dependent loans	$3,321	Appraisal of collateral (1)	Appraisal adjustments (2)	0 - 23.9% (23.9%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Collateral-dependent loans	$3,361	Appraisal of collateral (1)	Appraisal adjustments (2)	20.1%

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

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	December 31, 2024
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
(Dollar amounts in thousands)
Financial assets:
Net loans	$1,497,167	$-	$-	$1,462,650	$1,462,650
Mortgage servicing rights	1,497	-	-	2,522	2,522

Financial liabilities:
Non-maturing deposits	$1,197,989	$1,197,989	$-	$-	$1,197,989
Time deposits	247,704	-	-	245,999	245,999
Other borrowings	11,660	-	-	11,660	11,660

	December 31, 2023
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
(Dollar amounts in thousands)
Financial assets:
Net loans	$1,456,437	$-	$-	$1,370,657	$1,370,657
Mortgage servicing rights	1,636	-	-	2,781	2,781

Financial liabilities:
Non-maturing deposits	$1,092,287	$1,092,287	$-	$-	$1,092,287
Time deposits	334,315	-	-	331,638	331,638
Other borrowings	11,862	-	-	11,862	11,862

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

6.	INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$67	$(1,898)	$32,469
Obligations of states and political subdivisions:
Tax-exempt	147,767	4	(22,805)	124,966
Mortgage-backed securities in government-sponsored entities	9,144	1	(778)	8,367
Total	$191,211	$72	$(25,481)	$165,802

(a)	Accrued interest of $1.5 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$70	$(2,451)	$31,919
Obligations of states and political subdivisions:
Tax-exempt	149,881	153	(17,492)	132,542
Mortgage-backed securities in government-sponsored entities	6,965	-	(647)	6,318
Total	$191,146	$223	$(20,590)	$170,779

(a)	Accrued interest of $1.6 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

The amortized cost and fair value of investment securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$590	$590
Due after one year through five years	6,177	5,991
Due after five years through ten years	57,369	54,247
Due after ten years	127,075	104,974
Total	$191,211	$165,802

There were no investment securities sold during the years ended December 31, 2024 and 2023.

Investment securities with an approximate carrying value of $112.1 million and $118.8 million on December 31, 2024, and 2023, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$10,632	$(368)	$20,770	$(1,530)	$31,402	$(1,898)
Obligations of states and political subdivisions:
Tax-exempt	15,456	(487)	102,484	(22,318)	117,940	(22,805)
Mortgage-backed securities in government-sponsored entities	1,986	(49)	5,118	(729)	7,104	(778)
Total	$28,074	$(904)	$128,372	$(24,577)	$156,446	$(25,481)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$994	$(6)	$29,356	$(2,445)	$30,350	$(2,451)
Obligations of states and political subdivisions:
Tax-exempt	1,386	(10)	106,078	(17,482)	107,464	(17,492)
Mortgage-backed securities in government-sponsored entities	195	(1)	6,122	(646)	6,317	(647)
Total	$2,575	$(17)	$141,556	$(20,573)	$144,131	$(20,590)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 39 securities in an unrealized loss position for less than twelve months and 163 securities in an unrealized loss position for twelve months or greater on December 31, 2024. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of December 31, 2024 and 2023, no ACL was required on investment securities available for sale.

Other investments, which primarily represents equity securities, totaled $855,000 and $955,000 at December 31, 2024 and 2023, respectively. The Company recognized a net loss on other investments of $9,000 and $161,000 for the years ended December 31, 2024 and 2023, respectively. Other investments sold during 2024 resulted in the recognition of gains totaling $71,000. No other investments were sold during 2023.

7.	LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the loan portfolio by primary segment and class of financial receivable (in thousands):

	December 31,	December 31,
	2024 ⁽¹⁾⁽²⁾	2023 ⁽¹⁾⁽²⁾

Commercial real estate:
Owner occupied	$181,447	$183,545
Non-owner occupied	412,291	401,580
Multifamily	89,849	82,506
Residential real estate	353,442	328,854
Commercial and industrial	229,034	221,508
Home equity lines of credit	143,379	127,818
Construction and other	103,608	125,105
Consumer installment	6,564	7,214
Total loans	1,519,614	1,478,130
Less: Allowance for credit losses	(22,447)	(21,693)
Net loans	$1,497,167	$1,456,437

(1)

Accrued interest of $5.5 million and $5.5 million at December 31, 2024 and December 31, 2023, respectively, is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheets.

(2)	Unearned income, including net deferred loan fees and costs and unamortized premiums and discounts, totaled $8.2 million and $9.2 million at December 31, 2024 and 2023, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments (in thousands):

	For the Twelve Months Ended December 31, 2024
	Allowance for Credit Losses
	Balance				Balance
	December 31, 2023	Charge-offs	Recoveries	Provision	December 31, 2024
Loans:
Commercial real estate:
Owner occupied	$2,668	$(45)	$11	$(534)	$2,100
Non-owner occupied	4,480	(1,341)	-	5,225	8,364
Multifamily	1,796	-	-	(486)	1,310
Residential real estate	5,450	-	-	(214)	5,236
Commercial and industrial	4,377	(215)	55	(1,790)	2,427
Home equity lines of credit	750	(7)	1	153	897
Construction and other	1,990	-	-	62	2,052
Consumer installment	182	(38)	143	(226)	61
Total	$21,693	$(1,646)	$210	$2,190	$22,447

	For the Twelve Months Ended December 31, 2023
	Allowance for Credit Losses
	Balance	CECL				Balance
	December 31, 2022	Adoption	Charge-offs	Recoveries	Provision	December 31, 2023
Loans:
Commercial real estate:
Owner occupied	$2,203	$811	$(46)	$5	$(305)	$2,668
Non-owner occupied	5,597	(1,206)	-	-	89	4,480
Multifamily	662	591	-	-	543	1,796
Residential real estate	2,047	2,744	(108)	13	754	5,450
Commercial and industrial	1,483	2,320	(85)	38	621	4,377
Home equity lines of credit	1,753	(1,031)	-	70	(42)	750
Construction and other	609	956	-	-	425	1,990
Consumer installment	84	197	(63)	207	(243)	182
Total	$14,438	$5,382	$(302)	$333	$1,842	$21,693

The total ACL increased by $754,000, or 3.5%, from December 31, 2023 to December 31, 2024. The increase was driven by portfolio activity and the economic outlook, which was partially driven by a change in data inputs. For 2024, the Bank utilized unemployment rate data from Federal Open Market Committee ("FOMC") within the model to forecast credit losses in the portfolio, while Moody’s September 2023 consensus information, which takes into account the national housing price index and national unemployment rates, was used forecast credit losses during 2023. The change was due, in part, to the change from using state specific economic data as inputs in the 2023 assessments to using national economic data inputs in the 2024 assessments. It was determined that national data inputs are more representative of the Bank’s loan portfolio, including historical loss rates. The noted changes to data sources in 2024 within the model and in the application of qualitative adjustments resulted in an increase or decrease to loss rates when applied to each pool. To the extent that credit risk is not fully identified within the forecasts, management has made qualitative adjustments to the ACL balance. Refer to Note 1 – Summary of Significant Accounting Policies for additional information on the Bank’s methodology for estimating the ACL.

The fluctuation in the ACL during the year ended December 31, 2024, can also be attributed to the following:

•	increase in ACL for non-owner occupied CRE loans is due to increases in outstanding balances and an increase in loss rates utilized in 2024.
•	decrease in ACL for owner occupied CRE loans is due to a decrease in outstanding balances.
•	decrease in ACL for multifamily loans is due to a decrease in loss rates utilized in 2024.
•	decrease in ACL for commercial and industrial loans is due to a decrease in loss rates utilized in 2024.

The provision fluctuations during the year ended December 31, 2023, can be attributed to:

•	increase in ACL for residential, commercial and industrial, and construction loans are due to increases in outstanding balances.
•	decrease in ACL for owner occupied CRE loans and home equity lines of credit are due to a decrease in outstanding balances.

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of December 31, 2024:

December 31, 2024
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$12,424	$20,265	$33,389	$39,025	$25,532	$39,393	$4,394	$174,422
Special Mention	-	-	-	389	-	772	-	1,161
Substandard	974	-	4,535	-	-	355	-	5,864
Total Owner occupied	$13,398	$20,265	$37,924	$39,414	$25,532	$40,520	$4,394	$181,447
Current-period gross charge-offs	$-	$-	$-	$-	$-	$45	$-	$45
Non-owner occupied
Pass	$7,542	$63,559	$96,624	$49,009	$20,230	$133,530	$905	$371,399
Special Mention	-	-	2,506	-	-	2,002	-	4,508
Substandard	-	-	3,719	635	-	32,030	-	36,384
Total Non-owner occupied	$7,542	$63,559	$102,849	$49,644	$20,230	$167,562	$905	$412,291
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1,341	$-	$1,341
Multifamily
Pass	$2,930	$36,113	$21,978	$7,437	$10,057	$11,324	$10	$89,849
Total Multifamily	$2,930	$36,113	$21,978	$7,437	$10,057	$11,324	$10	$89,849
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$45,347	$50,820	$61,963	$69,982	$36,067	$86,492	$291	$350,962
Substandard	34	169	115	635	-	1,527	-	2,480
Total Residential real estate	$45,381	$50,989	$62,078	$70,617	$36,067	$88,019	$291	$353,442
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$48,654	$33,860	$31,305	$13,512	$18,864	$4,888	$74,169	$225,252
Special Mention	2,263	-	-	-	-	-	832	3,095
Substandard	214	10	-	-	305	84	74	687
Total Commercial and industrial	$51,131	$33,870	$31,305	$13,512	$19,169	$4,972	$75,075	$229,034
Current-period gross charge-offs	$-	$180	$23	$12	$-	$-	$-	$215
Home equity lines of credit
Pass	$244	$-	$166	$183	$133	$2,041	$139,214	$141,981
Substandard	-	68	150	-	34	493	653	1,398
Total Home equity lines of credit	$244	$68	$316	$183	$167	$2,534	$139,867	$143,379
Current-period gross charge-offs	$-	$-	$-	$-	$-	$7	$-	$7
Construction and other
Pass	$31,361	$48,177	$2,418	$1,223	$506	$1,368	$14,909	$99,962
Special Mention	-	-	834	-	-	221	-	1,055
Substandard	-	493	-	-	-	1,171	927	2,591
Total Construction and other	$31,361	$48,670	$3,252	$1,223	$506	$2,760	$15,836	$103,608
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,539	$1,047	$381	$112	$36	$3,284	$-	$6,399
Substandard	-	-	3	-	-	162	-	165
Total Consumer installment	$1,539	$1,047	$384	$112	$36	$3,446	$-	$6,564
Current-period gross charge-offs	$-	$-	$2	$6	$-	$30	$-	$38
Total Loans	$153,526	$254,581	$260,086	$182,142	$111,764	$321,137	$236,378	$1,519,614

Total Loans Summary
Pass	$150,041	$253,841	$248,224	$180,483	$111,425	$282,320	$233,892	$1,460,226
Special Mention	2,263	-	3,340	389	-	2,995	832	9,819
Substandard	1,222	740	8,522	1,270	339	35,822	1,654	49,569
Total Loans	$153,526	$254,581	$260,086	$182,142	$111,764	$321,137	$236,378	$1,519,614

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

Collateral-dependent Loans

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of  December 31, 2024:

	December 31, 2024
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$3,198	$-	$-	$-	$3,198
Non-owner occupied	24,881	-	-	-	24,881
Residential real estate	617	-	-	-	617
Commercial and industrial	214	-	-	-	214
Construction and other	493	-	-	-	493
Total	$29,403	$-	$-	$-	$29,403

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of  December 31, 2023:

	December 31, 2023
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Non-owner occupied	$8,150	$-	$-	$-	$8,150
Total	$8,150	$-	$-	$-	$8,150

Nonperforming and Past Due Loans

The following table present the aging of the recorded investment in past-due loans by class of loans (in thousands) as of  December 31, 2024:

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2024	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$180,752	$513	$122	$60	$695	$181,447
Non-owner occupied	402,942	1,355	-	8,012	9,367	412,291
Multifamily	89,756	93	-	-	93	89,849
Residential real estate	349,645	2,216	562	1,019	3,797	353,442
Commercial and industrial	226,669	81	2,284	-	2,365	229,034
Home equity lines of credit	142,484	366	102	427	895	143,379
Construction and other	103,115	-	-	493	493	103,608
Consumer installment	6,479	41	44	-	85	6,564
Total	$1,501,824	$4,665	$3,114	$10,011	$17,790	$1,519,614

The following table present the aging of the recorded investment in past-due loans by class of loans (in thousands) as of  December 31, 2023:

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2023	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$183,242	$197	$-	$106	$303	$183,545
Non-owner occupied	397,964	3,616	-	-	3,616	401,580
Multifamily	82,440	-	-	66	66	82,506
Residential real estate	326,224	1,366	1,010	254	2,630	328,854
Commercial and industrial	221,304	-	146	58	204	221,508
Home equity lines of credit	126,894	447	180	297	924	127,818
Construction and other	125,040	65	-	-	65	125,105
Consumer installment	7,138	69	-	7	76	7,214
Total	$1,470,246	$5,760	$1,336	$788	$7,884	$1,478,130

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans:

	December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$974	$301	$1,275	$-	$1,275
Non-owner occupied	21,265	3,616	24,881	-	24,881
Residential real estate	617	1,377	1,994	-	1,994
Commercial and industrial	-	159	159	-	159
Home equity lines of credit	-	1,017	1,017	-	1,017
Construction and other	-	493	493	-	493
Consumer installment	162	3	165	-	165
Total	$23,018	$6,966	$29,984	$-	$29,984

	December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$-	$252	$252	$-	$252
Non-owner occupied	4,534	3,616	8,150	-	8,150
Multifamily	-	66	66	-	66
Residential real estate	-	1,170	1,170	-	1,170
Commercial and industrial	-	223	223	-	223
Home equity lines of credit	-	856	856	-	856
Construction and other	-	-	-	-	-
Consumer installment	153	7	160	-	160
Total	$4,687	$6,190	$10,877	$-	$10,877

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $2.3 million and $689,000 for the years ended December 31, 2024 and 2023, respectively.

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

The table below details the amortized cost basis of the loans modified to borrowings experiencing financial difficulty, disaggregated by class of loans and type of concessions granted, and the financial effect of the modifications:

	December 31, 2024
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$8,414	$13,151	$-	$-	$21,565	1.4%
Multifamily	-	707	-	-	-	707	4.7%
Total	$-	$9,121	$13,151	$-	$-	$22,272	1.5%

	December 31, 2023
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$145	$2,507	$-	$-	$2,652	0.2%
Residential real estate	-	19,074	-	-	-	19,074	1.4%
Commercial and industrial	-	83	-	-	-	83	0.0%
Consumer installment	-	8	-	-	-	8	0.0%
Total	$-	$19,310	$2,507	$-	$-	$21,817	1.6%

As of December 31, 2024, the Bank had no commitments to lend additional funds on modified loans. As of December 31, 2024 and 2023, the Bank did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Allowance for Credit Losses: Unfunded Commitments

Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. The liability for credit losses on these exposures is $1.6 million and $1.8 million as of December 31, 2024 and 2023, respectively, and included in “accrued interest payable and other liabilities” on the Consolidated Balance Sheet. The provision for credit loss associated with the liability for unfunded commitments amounted to a recovery of credit losses of $182,000 for the year ended December 31, 2024, and a provision for credit losses of $1.8 million for the year ended December 31, 2023.

8.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are as follows:

(Dollar amounts in thousands)	2024	2023

Land and land improvements	$4,896	$4,896
Building and leasehold improvements	21,190	21,014
Furniture, fixtures, and equipment	10,564	10,104
Financing right-of-use assets	4,990	4,990
Construction in process	139	-
Total premises and equipment	41,779	41,004
Less accumulated depreciation and amortization	21,214	19,665

Total premises and equipment, net	$20,565	$21,339

Depreciation and amortization expense charged to operations was $1.6 million in 2024 and $1.7 million in 2023.  The expense includes amortization of financing right-of-use assets.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. The Company conducted a qualitative test as of October 1, 2024 through the evaluation of numerous factors such as economic trends, market and industry considerations, financial performance, and internal events.

(Dollar amount in thousands)
Balance at December 31, 2022	$31,735
Measurement period adjustment	4,621
Balance at December 31, 2023	36,356
Balance at December 31, 2024	$36,356

Core Deposit Intangible

The carrying amount of the core deposit intangible was $5.6 million and $6.6 million for the years ended  December 31, 2024, and 2023, respectively. Core deposit accumulated amortization was $4.2 million and $3.2 million for the years ended December 31, 2024, and 2023. Amortization expense totaled $1.0 million and $1.1 million in 2024 and 2023, respectively. Core deposit intangible assets are amortized to their estimated residual values over their expected useful lives, commonly ten years. The estimated aggregate future amortization expense for core deposit intangible assets as of December 31, 2024, is as follows:

(Dollar amounts in thousands)
Remaining	2025	$998
	2026	968
	2027	691
	2028	665
	2029	582
	Thereafter	1,707
	Total	$5,611

Mortgage Servicing Rights

We originate and periodically sell residential mortgage loans but continue to service those loans for the buyers. We record a servicing asset if we retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Activity for mortgage servicing rights follows:

(Dollar amounts in thousands)	2024	2023

Beginning of year	$1,636	$2,072
Servicing retained from loan sales	58	60
Amortization	(197)	(496)

End of year	$1,497	$1,636

10.	DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 as of December 31, 2024, and 2023 were $56.6 million and $117.6 million, respectively.

Scheduled maturities of all time deposits as of December 31, 2024, are as follows:

(Dollar amounts in thousands)
2025	$208,881
2026	7,877
2027	28,055
2028	1,883
2029	1,008
Total	$247,704

11.	SHORT-TERM BORROWINGS

For the years ended December 31, 2024 and 2023, short-term borrowings consisted of Federal Home Loan advances. Outstanding balances and related information on short-term borrowings are summarized as follows:

	2024	2023
(Dollar amounts in thousands)
Balance at year-end	$172,400	$163,000
Average balance outstanding	$122,506	$101,088
Maximum month-end balance	$172,400	$163,000
Weighted-average rate at year-end	4.42%	5.47%
Weighted-average rate during the year	5.40%	5.33%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

The Company maintains a $6.0 million line of credit and a $10.0 million line of credit with other financial institutions. Both lines of credit have an adjustable rate based on the time of borrowings. On December 31, 2024, and 2023, there were no outstanding borrowings under these lines of credit. The additional borrowing capacity on FHLB advances was $381.7 million and $430.1 million on December 31, 2024, and 2023, respectively.

Under the terms of a blanket agreement, FHLB borrowings are secured by certain qualifying assets of the Company, which consist principally of first mortgage loans or mortgage-backed securities.

12.	OTHER BORROWINGS

Other borrowings for the years ended December 31, consist of the following:

(Dollar amounts in thousands)
Description	2024	2023
Finance lease liabilities	$3,412	$3,614
Junior subordinated debt	8,248	8,248

Total	$11,660	$11,862

The Company formed a special purpose entity (“Entity”) to issue $8.0 million of floating rate, obligated mandatorily redeemable securities, and $248,000 in common securities as part of a pooled offering. The rate adjusts quarterly, equal to SOFR plus 1.67%. The debt had a weighted-average interest rate of 7.23% at December 31, 2024, and 7.16% at December 31, 2023. The Entity may redeem them at face value in whole or in part. The Company borrowed the issuance proceeds from the Entity in December 2006 in the form of an $8.2 million note payable, which matures in December 2037.  There are no principal payments scheduled within the next five years.

The Bank has a $25.0 million irrevocable Standby Letter of Credit Agreement with the FHLB outstanding at December 31, 2024. This letter of credit is issued to secure municipal deposit accounts as required by law. The amount of funds available from the FHLB to the Bank is reduced by any letters of credit outstanding.

See Note 15, Commitments and Contingent Liabilities, for additional information on the Company's finance lease liabilities.

13.	INCOME TAXES

The provision for federal income taxes for the years ended December 31 consists of:

(Dollar amounts in thousands)	2024	2023

Current payable	$2,627	$4,092
Deferred	198	(705)

Total provision	$2,825	$3,387

The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31:

(Dollar amounts in thousands)	2024	2023

Deferred tax assets:
Allowance for credit losses	$4,714	$4,469
Supplemental retirement plan	839	959
Investment security basis adjustment	18	18
Nonaccrual interest income	533	387
Accrued compensation	443	494
Deferred origination fees, net	-	878
Net unrealized loss on AFS securities	5,336	4,277
Lease liability	802	111
Acquisition fair value adjustments	64	77
Other	394	374
Gross deferred tax assets	13,143	12,044

Deferred tax liabilities:
Premises and equipment	1,041	961
Deferred origination fees, net	268	-
Net unrealized gain on equity securities	19	27
FHLB stock dividends	64	115
Intangibles	478	478
Mortgage servicing rights	314	344
Right of use assets	758	843
Other	103	39
Gross deferred tax liabilities	3,045	2,807

Net deferred tax assets	$10,098	$9,237

No valuation allowance was established on December 31, 2024, and 2023, in view of the Company’s tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The reconciliation between the federal statutory rate and the Company’s effective consolidated income tax rate for the years ended December 31, is as follows:

	2024		2023
		% of		% of
		Pretax		Pretax
(Dollar amounts in thousands)	Amount	Income	Amount	Income

Provision at statutory rate	$3,852	21.0%	$4,358	21.0%
Tax-exempt income	(1,088)	(5.9)%	(1,044)	(5.0)%
Nondeductible interest expense	42	0.2%	22	0.1%
Other	19	0.1%	51	0.1%
Actual tax expense and effective rate	$2,825	15.4%	$3,387	16.2%

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

At December 31, 2024 and 2023, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of other expense.

The Company and the Bank are subject to U.S. federal income tax as well as an income tax in the state of Florida, and the Bank is subject to a capital-based franchise tax in the state of Ohio. The Company and the Bank are no longer subject to examination by taxing authorities for years before December 31, 2021.

14. EMPLOYEE BENEFITS

Employee Retirement Plan

The Bank maintains section 401(k) employee savings and investment plan for all full-time employees and officers of the Bank who are at least 21 years of age. The Bank’s contributions to the plan are based on 66% matching of voluntary contributions up to 6% of compensation for the years ended December 31, 2024, and 2023. The plan also permits the Bank to make a discretionary annual profit-sharing contribution to eligible employees. Employee contributions are vested at all times, and MBC contributions are fully vested after six years beginning at the second year in 20% increments. Matching contributions for 2024 and 2023 amounted to $520,000 and $641,000, respectively. The Bank did not make any profit-sharing contributions during 2024 or 2023. Effective January 1, 2025, the plan was revised to adjust the vesting schedule whereby MBC contributions will be fully vested after five years beginning at the first year in 20% increments.

Executive Deferred Compensation Plans

The Company maintains executive deferred compensation plans to provide post-retirement payments to members of senior management. The plan agreements are noncontributory, defined contribution arrangements that provide supplemental retirement income benefits to several officers, with contributions made solely by the Bank. Accrued executive deferred compensation amounted to $3.5 million and $3.8 million as of December 31, 2024, and 2023, respectively. During 2024, the Company recognized a net reduction in nonqualified deferred compensation expense resulting in a benefit of $91,000. The decrease in expense reflects the number of participants in the payout phase exceeding currently eligible participants. During 2023, the Company recognized nonqualified deferred compensation expense of $437,000 to the plans.

Stock Option and Restricted Stock Plan

In 2017, the Company adopted the 2017 Omnibus Equity Plan (the “2017 Plan”) for granting incentive stock options, nonqualified stock options, restricted stock, and other equity awards to key officers and employees and nonemployee directors of the Company. A total of 448,000 shares of common stock were reserved for issuance under the 2017 Plan, which expires ten years from the date of board approval of the plan. The per-share exercise price of an option granted will not be less than the fair value of a share of common stock on the date the option is granted. The remaining available shares that can be issued under the 2017 Plan were 352,063 as of  December 31, 2024.

There was no stock option activity during the years ended December 31, 2024, or 2023

During 2024 and 2023, the Compensation Committee of the Company's Board of Directors granted awards of restricted stock for an aggregate amount of 70,538 and 36,173 shares, respectively, to certain employees of the Bank. The number of restricted stock shares earned or settled will depend on specific conditions and are also subject to service period-based vesting. The award recipient must maintain service with Middlefield Banc Corp. and its affiliates during the service period defined in the award to satisfy the service condition.

Awards of restricted stock are granted annually in a variety of forms:

●	Time-lapsed restricted stock units payable in stock or cash at the option of the employee, which generally vest at the end of the three-year vesting period
●	Time-lapsed restricted stock units payable in stock, which vest at the end of the three-year performance cycle
●

Performance units payable in stock, which vest at the end of the three-year performance cycle and will not vest unless the Company attains defined performance levels (external market and internal performance conditions) and the service condition is met

The following table presents the activity during 2024 related to awards of restricted stock:

	Vesting contingent on service conditions - payable in stock or cash		Vesting contingent on service conditions - payable in stock		Vesting contingent on performance and service conditions - payable in stock
	Number of nonvested shares	Weighted-average grant-date fair value	Number of nonvested shares	Weighted-average grant-date fair value	Number of nonvested shares	Weighted-average grant-date fair value

Nonvested at January 1, 2024	78,573	$25.95	-	$-	-	$-
Granted	-	-	26,417	24.02	44,121	22.35
Vested	(19,745)	23.62	-	-	-	-
Forfeited	(24,829)	20.07	-	-	-	-
Nonvested at December 31, 2024	33,999	$26.93	26,417	$24.02	44,121	$22.35

The gross compensation expense recognized for all outstanding awards was $714,000 and $391,000 for the years ended 2024 and 2023, respectively. The income tax benefit recognized in the income statement for these plans was $150,000 and $82,000 for the years ended 2024 and 2023, respectively. The liability for the restricted stock units payable in stock or cash was $462,000 and $758,000 for the years ended December 31, 2024, and December 31, 2023, respectively, and included in "accrued interest payable and other liabilities" on the Consolidated Balance Sheet.

During 2024, 19,745 time-lapsed restricted stock units payable in stock or cash vested.  The total fair value of these units that vested in stock and cash during 2024 totaled $311,000 and $213,000, respectively.  During 2023, 10,713 time-lapsed restricted stock units payable in stock or cash vested. The total fair value of these units that vested in stock and cash during 2024 totaled $195,000 and $114,000, respectively.

The compensation cost of time-lapsed restricted stock awards is calculated using the closing trading price of our common stock on the grant date.  The compensation cost of performance units is calculated using a Monte Carlo simulation to reflect the market condition in the fair value of the award.  The assumptions used are noted in the following table.  Expected volatilities are based on historical volatilities for the Company and members of a defined peer group.  The expected term is derived from the time remaining in the respective awards’ performance period.  The risk-free rate for periods within the remaining performance period is based on the semi-annual zero-coupon US Treasury rates as of the grant date.

2024
Expected volatility	21.31% - 60.78%
Average volatility	32.73%
Expected dividends	0%
Expected term (in years)	2.40
Risk-free rate	3.86%

The weighted-average grant-date fair value of awards granted was $22.98 during 2024 and $27.57 during 2023.  As of December 31, 2024, unrecognized compensation cost related to nonvested shares totaled $1.8 million. This cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company compensates the Board of Directors through a combination of stock and cash.  During 2024, the Company paid out 6,768 of shares totaling $187,000.  The Company paid out 7,475 shares totaling $203,000 during 2023. The expense associated with the stock payments to the Board of Directors is included in "other expense" in the Consolidated Income Statement.

15.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to Extend Credit which were composed of the following:

(Dollar amounts in thousands)	December 31, 2024	December 31, 2023

Commitments to extend credit	$468,006	$418,952
Standby letters of credit	798	5,884

Total	$468,804	$424,836

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

Commitments to Fund

We have an investment in a low-income housing tax credit operating partnership. As a limited partner, we are allocated tax credits and deductions associated with the underlying properties. Our maximum exposure to loss in connection with the partnership consists of the unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. The investment at December 31, 2024 and 2023 was $1.8 million and $2.0 million, respectively, and recorded in the Consolidated Balance Sheet in "accrued interest receivable and other assets". We do not have any loss reserves recorded since we believe the likelihood of loss is remote. The investment is amortized over the period that we expect to receive the tax benefits using the proportional amortization method. In 2024 and 2023, we recognized $127,000 and $35,000 of amortization, respectively. At December 31, 2024 and 2023, we had an unfunded commitment of $1.5 million and $1.7 million, respectively, which is recorded in the Consolidated Balance Sheet in "accrued interest payable and other liabilities".

Cannabis Industry

We provide deposit services to customers who are licensed by the State of Ohio to do business in (or are related to) the Division of Cannabis Control as growers, processors, and dispensaries. Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted as a new client, including confirmation that the business is properly licensed by the State of Ohio and state visits. Throughout the relationship, we continue monitoring the business to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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

On October 31, 2024, the plaintiffs filed with the Court of Common Pleas a motion for preliminary approval of class action settlement, with the Court granting preliminary approval of the class action settlement on November 6, 2024. On February 4, 2025, the plaintiffs submitted a motion for attorneys’ fees for class counsel. The Court of Common Pleas has scheduled a final approval hearing for April 1, 2025, to confirm the preliminary approval of the class action settlement and to determine the requested attorneys’ fee award.

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

Leasing Commitments

The Company leases six of its branch locations. As of December 31, 2024, net assets recorded under leases amounted to $3.6 million and have remaining lease terms of 2 years to 17 years. As of December 31, 2024, finance lease assets included in "premises and equipment, net" on the Consolidated Balance Sheet totaled $3.2 million and $3.5 million as of December 31, 2023, and operating lease assets included in "accrued interest receivable and other assets" on the Consolidated Balance Sheet totaled $400,000 and $560,000 as of December 31, 2024, and 2023, respectively. As of December 31, 2024, finance lease obligations included in "other borrowings" on the Consolidated Balance Sheet totaled $3.4 million, and operating lease obligations included in "accrued interest payable and other liabilities" on the Consolidated Balance Sheet totaled $406,000.

Lease costs incurred are as follows for the years ended December 31 (in thousands):

	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$248	$248
Interest Expense	106	112
Other	43	47
Operating lease cost	218	216
Total lease cost	$615	$623

The following table displays the weighted-average term and discount rates for both operating and finance leases outstanding as of December 31, 2024:

	2024		2023
	Operating	Finance	Operating	Finance
Weighted-average term (years)	3.6	13.6	4.2	14.6
Weighted-average discount rate	2.1%	3.0%	1.9%	3.0%

The following table displays the undiscounted cash flows due related to operating and finance leases as of December 31, 2024, along with a reconciliation to the discounted amount recorded on the December 31, 2024 Consolidated Balance Sheet (in thousands):

	Operating	Finance
Undiscounted cash flows due within:
2025	$169	$314
2026	134	320
2027	27	320
2028	27	320
2029	27	320
2030 and thereafter	41	2,566
Total undiscounted cash flows	425	4,160

Impact of present value discount	(19)	(748)

Total	$406	$3,412

16.	REGULATORY RESTRICTIONS

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

Dividends

The Bank is subject to dividend restrictions that generally limit the amount of dividends that an Ohio state-chartered bank can pay. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends at  December 31, 2024, approximates $13.2 million.

17.	REGULATORY CAPITAL

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The net unrealized gain or loss on available for sale securities is generally not included in computing regulatory capital. To avoid limitations on capital distributions, including dividend payments, the Bank and the Company must each hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. Within the tabular presentation that follows is the adequately capitalized ratio plus a 2.50% capital conservation buffer.

The Bank and the Company met each of the well-capitalized ratio guidelines as of  December 31, 2024 and 2023. The following table indicates the capital ratios for the Bank and the Company as of  December 31, 2024, and 2023, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of December 31, 2024
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.70%	11.99%	11.99%	13.24%
Middlefield Banc Corp.	10.86%	12.28%	11.78%	13.54%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2023
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.48%	11.82%	11.82%	13.08%
Middlefield Banc Corp.	10.68%	12.18%	11.66%	13.43%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

18.	Related Party Transaction

Loans to principal officers, directors, and their affiliates during 2024 and 2023 were as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$24,185	$2,057
New loans	3,362	23,922
Repayments	(1,377)	(1,794)
Effect of change in related party status	(56)	-
Ending balance	$26,114	$24,185

Deposits of related parties amount to $32.5 million and $33.1 million as of  December 31, 2024 and 2023, respectively.

19.	SEGMENT REPORTING

The Company has one business segment: Bank Segment.  The Bank Segment provides customers with a broad range of banking services, including various deposit and lending products to consumer and commercial customers.  The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The following table shows selected financial data for the Bank Segment for the years ended December 31, 2024 and 2023.  The accounting policies of the segment are the same as those described in Note 1 – Summary of Significant Accounting Policies. The information is derived from the internal financial reporting records that are used to monitor and manage the Company's financial performance.  The segment expense categories are based on the information regularly provided to the CODM and are considered significant to the segment’s operations.  The Bank Segment excludes the income, expenses, and total assets of the parent company, Middlefield Banc Corp, and the parent company’s nonbank asset resolution subsidiary, EMORECO, Inc., which are shown as reconciling items in the following table.  There is no authoritative guidance for management accounting equivalent to GAAP, and therefore, the financial results of our business segment are not necessarily comparable with similar information presented by other companies.

	2024			2023
		Reconciling			Reconciling
(Dollar amounts in thousands)	Bank	Items	Total	Bank	Items	Total

Net interest income	$61,275	$(595)	$60,680	$65,805	$(602)	$65,203
Noninterest income	7,253	(40)	7,213	6,793	(102)	6,691
Total revenue	68,528	(635)	67,893	72,598	(704)	71,894
Provision for credit losses	2,008	-	2,008	3,002	-	3,002
Salaries and employee benefits	23,567	1,074	24,641	23,760	751	24,511
Occupancy expenses	2,376	-	2,376	2,566	-	2,566
Data processing costs	4,740	-	4,740	4,588	-	4,588
Other noninterest expense (1)	12,955	2,829	15,784	13,863	2,609	16,472
Income tax provision (benefit)	3,778	(953)	2,825	4,241	(854)	3,387
Net income	$19,104	$(3,585)	$15,519	$20,578	$(3,210)	$17,368
Total assets	$1,851,688	$1,671	$1,853,359	$1,820,224	$2,659	$1,822,883

(1)	Includes expenses that are in the reported measure of net income but not specifically provided to the CODM. Other noninterest expense is composed of expenses such as equipment expense, Ohio state franchise tax, professional fees, advertising expense, and other expenses.

The CODM utilizes net income as the primary measure to allocate resources during the annual budget process.  This measure is used by CODM to evaluate the performance of the business segment, with a focus on net interest income, provision for credit losses, noninterest income, and noninterest expense.  Net income is compared to both budgeted and comparative historical amounts on a monthly basis. Drivers of any significant variations from budget are assessed.  The measure of segment assets is reported as total assets.

20.	PARENT COMPANY

Following are condensed financial statements of the Parent Company.

CONDENSED BALANCE SHEET
(Dollar amounts in thousands)
	December 31,
	2024	2023
ASSETS
Cash and due from banks	$4,036	$4,065
Other investments	503	544
Investment in nonbank subsidiary	1	1
Investment in bank subsidiary	213,720	208,098
Other assets	1,168	2,125
TOTAL ASSETS	$219,428	$214,833

LIABILITIES
Other borrowings	$8,248	$8,248
Other liabilities	618	904
TOTAL LIABILITIES	8,866	9,152

STOCKHOLDERS' EQUITY	210,562	205,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,428	$214,833

CONDENSED STATEMENT OF OPERATIONS
(Dollar amounts in thousands)
	Year Ended December 31,
	2024	2023
INCOME
Dividends from bank subsidiary	$9,500	$17,000
Loss on equity securities	(40)	(100)
Other income	2	3
Total income	9,462	16,903

EXPENSES
Interest expense	597	605
Salaries and employee benefits	1,074	751
Ohio state franchise tax	1,583	1,578
Other expense	1,246	1,032
Total expenses	4,500	3,966

Income before income taxes	4,962	12,937

Income taxes	(953)	(854)

Income before equity in undistributed net income of subsidiaries	5,915	13,791

Equity in undistributed net income of subsidiaries	9,604	3,578

NET INCOME	$15,519	$17,368

COMPREHENSIVE INCOME	$11,536	$23,422

CONDENSED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
	Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$15,519	$17,368
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,604)	(3,578)
Stock-based compensation, net	374	260
Loss on equity securities	41	100
Other, net	1,153	1,084
Net cash provided by operating activities	7,483	15,234

FINANCING ACTIVITIES
Repurchase of common shares	(1,055)	(4,506)
Cash dividends	(6,457)	(6,864)
Net cash used in financing activities	(7,512)	(11,370)

Increase (decrease) in cash	(29)	3,864

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,065	201

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,036	$4,065

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than under GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and Consolidated Balance Sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods, and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible book value per common share, return on average tangible common equity, and pre-tax, pre-provision income. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

2024 Financial Highlights:

●	Net income was $15.5 million, compared to $17.4 million for the year ended December 32, 2023
●	Pre-tax, pre-provision net income (1) was $20.4 million, compared to $23.8 million for the year ended December 31, 2023
●	Earnings were $1.92 per diluted share, compared to $2.14 per diluted share for the year ended December 31, 2023
●	Total loans were a record $1.52 billion, compared to $1.48 billion at December 31, 2023
●	Total deposits increased $19.1 million to $1.45 billion at December 31, 2024
●	Asset quality remained stable with the allowance for credit losses to total loans of 1.48% compared to 1.47% at December 31, 2023
●	Book value increased 2.6% year-over-year to $26.08 per share at December 31, 2024
●	Tangible book value (1) increased 3.9% year-over-year to $20.88 per share at December 31, 2024
●	Returned $7.5 million back to shareholders through the Company's quarterly dividend policy and share repurchases

(1)	See non-GAAP reconciliation under the section “GAAP to Non-GAAP Reconciliations”

(Dollar amounts in thousands, except per share and share amounts, unaudited)
	For the Three Months Ended					For the Year Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Dec 31,	Dec 31,
	2024	2024	2024	2024	2023	2024	2023
Per common share data
Net income per common share - basic	$0.60	$0.29	$0.52	$0.52	$0.44	$1.93	$2.14
Net income per common share - diluted	$0.60	$0.29	$0.52	$0.51	$0.44	$1.92	$2.14
Dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.25	$0.80	$0.85
Book value per share (period end)	$26.08	$26.11	$25.63	$25.48	$25.41	$26.08	$25.41
Tangible book value per share (period end) (1) (2)	$20.88	$20.87	$20.37	$20.18	$20.10	$20.88	$20.10
Dividends declared	$1,616	$1,615	$1,613	$1,613	$2,023	$6,457	$6,864
Dividend yield	2.84%	2.76%	3.34%	3.37%	3.06%	2.85%	2.63%
Dividend payout ratio	33.33%	69.02%	38.74%	38.71%	57.10%	41.61%	39.52%
Average shares outstanding - basic	8,071,905	8,071,032	8,067,144	8,091,203	8,093,478	8,075,300	8,103,230
Average shares outstanding - diluted	8,092,357	8,086,872	8,072,499	8,096,317	8,116,261	8,086,098	8,126,013
Period ending shares outstanding	8,073,708	8,071,032	8,067,144	8,067,144	8,095,252	8,073,708	8,095,252

Selected ratios
Return on average assets (annualized)	1.04%	0.50%	0.91%	0.92%	0.78%	0.84%	0.99%
Return on average equity (annualized)	9.19%	4.45%	8.15%	8.16%	7.13%	7.48%	8.83%
Return on average tangible common equity (1) (3)	11.50%	5.58%	10.29%	10.30%	9.11%	9.41%	11.20%
Efficiency (4)	65.05%	67.93%	67.97%	68.68%	68.99%	67.38%	64.49%
Equity to assets at period end	11.36%	11.34%	11.31%	11.32%	11.28%	11.36%	11.28%
Noninterest expense to average assets	0.63%	0.66%	0.64%	0.66%	0.68%	2.58%	2.74%

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

	For the Three Months Ended					For the Year Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Dec 31,	Dec 31,
Yields	2024	2024	2024	2024	2023	2024	2023
Interest-earning assets:
Loans receivable (1)	6.12%	6.19%	6.27%	6.11%	6.01%	6.17%	5.82%
Investment securities (1) (2)	3.63%	3.62%	3.59%	3.52%	3.52%	3.61%	3.53%
Interest-earning deposits with other banks	4.23%	4.27%	4.59%	4.88%	3.71%	4.49%	3.82%
Total interest-earning assets	5.78%	5.84%	5.92%	5.77%	5.64%	5.83%	5.47%
Deposits:
Interest-bearing demand deposits	2.07%	2.16%	1.93%	1.86%	1.67%	2.01%	1.32%
Money market deposits	3.81%	3.93%	3.95%	3.81%	3.58%	3.88%	2.65%
Savings deposits	0.75%	0.71%	0.64%	0.58%	0.59%	0.67%	0.76%
Certificates of deposit	4.21%	4.49%	4.57%	4.06%	3.68%	4.33%	2.83%
Total interest-bearing deposits	3.05%	3.17%	3.15%	2.88%	2.56%	3.06%	1.92%
Non-Deposit Funding:
Borrowings	4.93%	5.54%	5.60%	5.61%	5.57%	5.45%	5.40%
Total interest-bearing liabilities	3.21%	3.41%	3.45%	3.23%	2.96%	3.33%	2.28%
Cost of deposits	2.24%	2.33%	2.30%	2.08%	1.81%	2.24%	1.32%
Cost of funds	2.41%	2.58%	2.61%	2.42%	2.18%	2.51%	1.62%
Net interest margin (3)	3.56%	3.46%	3.51%	3.54%	3.63%	3.52%	3.97%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Yield is calculated on the basis of amortized cost.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

GAAP To Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Period Ended
(Dollar amounts in thousands, unaudited)	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,
	2024	2024	2024	2024	2023

Stockholders' equity	$210,562	$210,705	$206,788	$205,575	$205,681
Less goodwill and other intangibles	41,967	42,225	42,482	42,740	42,998
Tangible common equity	$168,595	$168,480	$164,306	$162,835	$162,683

Shares outstanding	8,071,905	8,071,032	8,067,144	8,067,144	8,095,252
Tangible book value per share	$20.88	$20.87	$20.37	$20.18	$20.10

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Year Ended

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Dec 31,	Dec 31,
	2024	2024	2024	2024	2023	2024	2023

Average stockholders' equity	$209,864	$209,096	$205,379	$205,342	$197,208	$207,367	$196,602
Less average goodwill and other intangibles	42,092	42,350	42,607	42,654	42,972	42,479	41,507
Average tangible common equity	$167,772	$166,746	$162,772	$162,688	$154,236	$164,888	$155,095

Net income	$4,848	$2,340	$4,164	$4,167	$3,543	$15,519	$17,368
Return on average tangible common equity (annualized)	11.50%	5.58%	10.29%	10.30%	9.11%	9.41%	11.20%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Year Ended

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Dec 31,	Dec 31,
	2024	2024	2024	2024	2023	2024	2023

Net income	$4,848	$2,340	$4,164	$4,167	$3,543	$15,519	$17,368
Add income taxes	995	371	690	769	709	2,825	3,387
Add provision for (recovery of) credit losses	(177)	2,234	87	(136)	554	2,008	3,002
PTPP	$5,666	$4,945	$4,941	$4,800	$4,806	$20,352	$23,757

Financial Condition

General. The Company’s total assets on December 31, 2024 were $1.85 billion, an increase of $30.5 million from December 31, 2023. For the same period, total loans increased by $41.5 million, cash and cash equivalents decreased by $5.0 million, and investment securities decreased by $5.0 million. The Company's total liabilities on December 31, 2024 were $1.64 billion, an increase of $25.6 million from December 31, 2023.  For the same period, total deposits increased by $19.1 million.  Stockholders’ equity increased by $4.9 million, or 2.4%, primarily due to higher retained earnings, partially offset by an increase in the unrealized losses on the available for sale investment portfolio and acquisition of stock under the Company’s stock repurchase program.

Cash and cash equivalents. Cash and cash equivalents decreased $5.0 million to $55.8 million on December 31, 2024, from $60.8 million on December 31, 2023. The decrease in cash and cash equivalents is primarily due to an increase in total loans, partially offset by an increase in deposits and short-term borrowings. Deposits from customers into savings, checking and money market accounts as well as certificates of deposit, loan and securities repayments, and proceeds from borrowed funds typically increase cash and cash equivalents. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on December 31, 2024, totaled $165.8 million, a decrease of $5.0 million, or 2.9%, from $170.8 million on December 31, 2023. Securities purchased were $2.9 million, and there were no sales of securities for the year ended December 31, 2024. During this period, the Company recorded repayments, calls, and maturities of $2.1 million and an increase in the net unrealized holding loss through AOCI of $5.0 million.

On December 31, 2024, the Company held $32.5 million at fair value of subordinated debt in other banks, as compared to $31.9 million on December 31, 2023. The average yield on this portfolio was 5.19% on December 31, 2024, as compared to 4.79% on December 31, 2023.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 75.4% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Total loans increased $41.5 million, or 2.8%, to $1.52 billion as of December 31, 2024. The increase in residential real estate loans and home equity lines of credit is due to an enhanced focus on the segment along with new product offerings.  The non-owner occupied and multifamily commercial real estate loan segments increased primarily due to construction loans that moved to permanent financing, which is the reason for the decrease in the construction and other loan segment.   The following table summarizes fluctuation within the primary segments of the loan portfolio (in thousands):

	December 31,	December 31,
	2024	2023	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$181,447	$183,545	$(2,098)	(1.14%)	11.94%
Non-owner occupied	412,291	401,580	10,711	2.67%	27.13%
Multifamily	89,849	82,506	7,343	8.90%	5.91%
Residential real estate	353,442	328,854	24,588	7.48%	23.26%
Commercial and industrial	229,034	221,508	7,526	3.40%	15.07%
Home equity lines of credit	143,379	127,818	15,561	12.17%	9.44%
Construction and other	103,608	125,105	(21,497)	(17.18%)	6.82%
Consumer installment	6,564	7,214	(650)	(9.01%)	0.43%
Total loans	1,519,614	1,478,130	41,484	2.81%	100.00%
Less: Allowance for credit losses	(22,447)	(21,693)	754	3.48%

Net loans	$1,497,167	$1,456,437	$40,730	2.80%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There were no loans held for sale at December 31, 2024, and December 31, 2023. The Company recorded gains on the sale of these loans totaling $199,000 based on proceeds of $7.3 million for the year ended December 31, 2024.

Commercial real estate loans represent the Company’s largest loan segment and consist of term loans secured by a mortgage lien on real property and include both owner occupied and non-owner occupied loans as well as multifamily loans.  The Company originates fixed and adjustable rate commercial real estate loans to new and existing customers located within its primary markets; however, the property may be located outside of our primary lending areas.  As of December 31, 2024, approximately 91% of the properties related to the commercial real estate loans were located in the state of Ohio. Commercial real estate loans are typically originated with maturity dates of less than 20 years with repricing every 5 years. Management believes that the segment is well diversified.

The following table breaks down the Company’s commercial real estate portfolio by category and provides the weighted average loan-to-value for each category as of December 31, 2024:

		Percent of	Percent of	Weighted Average
(Dollar amounts in thousands)	Balance	CRE Portfolio	Loan Portfolio	Loan-to-Value

Multi-Family	$89,849	13.1%	5.9%	58.3%
Owner Occupied
Real Estate and Rental and Leasing	62,647	9.2%	4.1%	56.0%
Other Services (except Public Administration)	30,320	4.4%	2.0%	53.9%
Manufacturing	16,617	2.4%	1.1%	49.0%
Agriculture, Forestry, Fishing and Hunting	12,881	1.9%	0.8%	36.9%
Accommodation and Food Services	11,272	1.6%	0.7%	56.5%
Other	47,710	6.9%	3.1%	53.8%
Total Owner Occupied	$181,447	26.4%	11.8%
Non-Owner Occupied
Real Estate and Rental and Leasing	338,981	49.6%	22.3%	69.6%
Accommodation and Food Services	40,398	5.9%	2.7%	54.9%
Health Care and Social Assistance	20,144	2.9%	1.3%	56.7%
Manufacturing	7,108	1.0%	0.5%	51.1%
Other	5,660	1.1%	0.4%	73.7%
Total Non-Owner Occupied	$412,291	60.5%	27.2%
Total CRE	$683,587	100.0%	44.9%

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a material percentage of its loan portfolio in commercial real estate loans. On December 31, 2024, commercial real estate loans, including construction, land, and land development loans, represented 285.9%  of total risk-based capital, and growth in that segment over the past 36 months was 18.2% . C onstruction, land, and land development loans represent 48.9% of total risk-based capital. Based on the regulatory guidance, the Company does not have a concentration in commercial real estate lending as of December 31, 2024 .

Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. The Board of Directors has adopted limits on both aggregate and industry specific concentration levels, including limits specific to commercial real loans. The underwriting and risk rating of all loans is completed by a team that is independent of the individuals originating the loans. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes in cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial real estate loans are the financial condition of the borrower, sufficiency of the valued collateral, and timeliness of scheduled loan payments, and these loans may be negatively impacted by changes in the real estate markets or in the general economy. We have a policy that requires a periodic review of financial statements from commercial real estate loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios as defined by regulatory requirements.

Nonperforming loans in the commercial real estate segment were $26.2 million at December 31, 2024. The ACL for this segment totaled $11.8 million at December 31, 2024, representing an ACL to loans ratio of 1.72% specific to the commercial real estate segment.

Our residential real estate loans totaled $353.4 million, or 23.3% of total loans, at December 31, 2024. The Bank grants real estate loans primarily within its designated lending areas, consisting of the communities surrounding branch offices in Ashtabula, Geauga, Portage, Summit, Cuyahoga, Lake, Trumbull, Madison, Delaware, Franklin, Union, Logan, and Hardin counties in Ohio. At December 31, 2024, approximately 99% of our residential real estate loans were concentrated in Ohio. Management believes our knowledge of these markets and our relative connectedness to the consumer borrowers we serve outweighs the geographic concentration risks. Our credit policy requires minimum credit scores, evidence of stable income, and maximum loan-to-values when underwriting residential real estate loans. The evaluation of our retail credit portfolio is defined in our credit policy and incorporates the Uniform Real Credit Classification and Account Management Policy as prescribed by federal regulatory authorities. Nonperforming loans in the residential real estate segment were $2.0 million at December 31, 2024. The ACL for this segment totaled $5.2 million at December 31, 2024, representing an ACL to loans ratio of 1.48% specific to the residential real estate segment.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of December 31, 2024, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On December 31, 2024, unused line of credit commitments increased by $38.9 million, or 9.2%, from December 31, 2023. The commercial unused line of credit commitments were $308.8 million as of December 31, 2024, compared to $279.4 million on December 31, 2023.

Allowance for Credit Losses and Asset Quality. The ACL increased by $754,000, or 3.5%, to $22.4 million on December 31, 2024, from $21.7 million on December 31, 2023. The increase was primarily due to an overall increase in total loans as well as changes in projected loss drivers, prepayment assumptions, curtailment expectations over the reasonable and supportable forecast period, and geographic footprint of unemployment data. For the year ended December 31, 2024, net loan recoveries charge-offs (recoveries) totaled $1.4 million, or 0.10% of average loans, compared to ($31,000) or (0.00%) of average loans for the same period in 2023. The allocation of the provision for credit losses associated with loans was $2.2 million for the year ended December 31, 2024. The ratio of the allowance for credit losses to nonperforming loans was 74.9% as of December 31, 2024, compared to 199.4% for the same period in the prior year. The allowance for credit losses to total loans ratio increased from 1.47% as of December 31, 2023, to 1.48% as of December 31, 2024.

Management analyzes the adequacy of the allowance for credit losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The allowance for credit losses is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include concerns about stalling economic growth and changes in the labor market, upheaval associated with geopolitical events, and the increased uncertainty characterized by persistent inflation and the Federal Reserve Board’s direction regarding monetary policy and interest rate projections. Increasing interest rates could potentially impact the valuations of assets that collateralize our loans. The Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the allowance for credit losses is appropriately stated as of December 31, 2024. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the ACL is considered a critical accounting policy.

The following table illustrates the net recoveries (charge-offs) to average loans ratio for each loan category for each reported period:

	For the Year Ended December 31,
	2024			2023
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollar amounts in thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$183,047	$(34)	(0.02%)	$177,870	$(41)	(0.02%)
Non-owner occupied	406,762	(1,341)	(0.33%)	377,896	-	0.00%
Multifamily	91,656	-	0.00%	79,546	-	0.00%
Residential real estate	347,067	-	0.00%	313,294	(95)	(0.03%)
Commercial and industrial	219,504	(160)	(0.07%)	210,012	(47)	(0.02%)
Home equity lines of credit	139,553	(6)	(0.00%)	123,023	70	0.06%
Construction and other	106,801	-	0.00%	121,529	-	0.00%
Consumer installment	6,748	105	1.56%	7,081	144	2.03%

Total	$1,501,138	$(1,436)	(0.10%)	$1,410,251	$31	0.00%

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

	Asset Quality History

(Dollar amounts in thousands)	December 31, 2024	December 31, 2023

Nonperforming assets (1)	$29,984	$10,877
Allowance for credit losses	$22,447	21,693
Ratios:
Nonperforming loans to total loans	1.97%	0.74%
Nonperforming assets to total assets	1.62%	0.60%
Allowance for credit losses to total loans	1.48%	1.47%
Allowance for credit losses to nonperforming loans	74.86%	199.44%
Total loans	$1,519,614	$1,478,130
Total assets	$1,853,359	$1,822,883

(1)	Nonperforming assets consists of nonperforming loans

Nonperforming loans at December 31, 2024, were $30.0 million, compared to $10.9 million at December 31, 2023. The increase in nonperforming loans is primarily the result of two commercial real estate loans totaling $16.0 million moved to nonaccrual during 2024 that were still outstanding at year-end. These loans are adequately secured and individually analyzed within the ACL calculation as of December 31 2024. Management believes these relationships do not indicate a trend in the markets served, the portfolio, or underwriting standards. A major factor in determining the appropriateness of the ACL is the type of collateral that secures the loans. Nonperforming loans secured by real estate totaled $29.7 million and $10.4 million as of December 31, 2024 and 2023, respectively. Of the total nonperforming loans on December 31, 2024, 98.92% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.45 billion or 88.7% of the Company’s total average funding sources at December 31, 2024. Total deposits increased $19.1 million from $1.43 billion at December 31, 2023. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	December 31,	December 31,
	2024	2023	$ change	% change

Noninterest-bearing demand	$377,875	$401,384	$(23,509)	(5.86%)
Interest-bearing demand	208,291	205,582	2,709	1.32%
Money market	414,074	274,682	139,392	50.75%
Savings	197,749	210,639	(12,890)	(6.12%)
Time	247,704	334,315	(86,611)	(25.91%)
Total deposits	$1,445,693	$1,426,602	$19,091	1.34%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $35.1 million on December 31, 2024 and $90.3 million on December 31, 2023.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $447.2 million, or 30.9% of total deposits, at December 31, 2024 and approximately $390.0 million, or 27.3% of total deposits, at December 31, 2023, and are included in "time deposits" on the Consolidated Balance Sheet.

States and political subdivisions in the U.S. deposits (“Public funds”) compared to total deposits were $167.9 million, or 11.6% at December 31, 2024 and $141.3 million, or 9.9% at December 31, 2023.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings increased by $9.4 million to $172.4 million as of December 31, 2024, compared to $163.0 million at December 31, 2023. Other borrowings were relatively unchanged at approximately $12.0 million as of December 31, 2024 and December 31, 2023.

Stockholders’ equity. Stockholders’ equity increased $4.9 million, or 2.4%, to $210.6 million at December 31, 2024 from $205.7 million at December 31, 2023. This increase is primarily the result of net income of $15.5 million. The increase was partially offset by an increase in the net unrealized loss on the available for sale investment portfolio of $4.0 million, $6.5 million cash dividends paid, and treasury stock repurchase of 43,858 shares during the first quarter of 2024.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $20.88 at December 31, 2024 compared to $20.10 at December 31, 2023. Tangible equity has been impacted by the changes in stockholders' equity described in the previous paragraph, including the unrealized losses of the Company’s available for sale investment securities portfolio. Net unrealized losses from available for sale investment securities were $25.4 million as of December 31, 2024, compared to net unrealized losses of $20.4 million at December 31, 2023.  Market volatility during the second half of 2024 led to an increase in unrealized losses in the portfolio at December 31, 2024.

Results of Operations

General. Net income for the year ended December 31, 2024, was $15.5 million, a $1.8 million or 10.6%, decrease from the amount earned during the same period in 2023. Diluted earnings per share for the year was $1.92 for the year ended December 31, 2024 and $2.14 for the same period in 2023.

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

Net interest income for the year ended December 31, 2024, totaled $60.7 million, a decrease of 6.9% from that reported in the comparable period of 2023. The net interest margin was 3.52% for the year ended December 31, 2024, a decrease of 45 basis points for the same period of 2023. The decrease in the net interest margin is attributable to an increase in the average balance of interest-bearing deposits of $96.9 million, coupled with an 83-basis point increase in the yield earned on those deposits. This was partially offset by an increase of $90.9 million in the average balance of loans receivable, coupled with a 35-basis point increase in the rate paid on those loans.

The Company is currently in a slightly liability-sensitive position and expects to remain so for the next 18 month outlook period. A decrease in rates should lead to a minimal expansion of net interest margin as the Company’s interest-bearing liabilities reprice faster than its interest-earning assets. Much of the Company’s liability sensitivity is due to an increase in deposits and related cost of funds. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of December 31, 2024, nearly all loan contracts with floor rates exceed their contractual floor rates. Please refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $11.0 million or 12.1%, for the year ended December 31, 2024, compared to the same period in the prior year. The increase is mainly attributable to a $10.6 million increase in interest and fees on loans. The average balance of investment securities decreased by $2.1 million, or 1.1%, and the 3.61% yield on the investment portfolio increased by 8 basis points, from 3.53%, for the same period in the prior year. The yield for the investment portfolio is based on amortized cost.

Interest expense. Interest expense increased by $15.5 million, or 61.7%, for the year ended December 31, 2024, compared to the same period in the prior year. The increase is primarily attributable to an increase in deposit expense of $14.3 million and a $1.2 million increase in short-term and other borrowings expenses. The increase in deposit expense is attributable to an increase in the average balance of interest-bearing deposits of $96.9 million, or 9.80%. The increase is also attributable to an increase of 150 basis points in the rates paid on certificates of deposits and an increase of 123 basis points on the rates paid on money market deposits. The increase in short-term borrowing expenses is a result of the Bank taking on additional FHLB advances during the fourth quarter of 2024.

Provision for credit losses. The provision for credit losses represents the charge to income necessary to adjust the ACL and the provision for credit losses for unfunded commitments to an amount that represents management’s assessment of the estimated probably incurred credit losses inherent in the loan portfolio. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a provision for credit losses of $2.0 million was recorded for the year ended December 31, 2024, including a provision for credit losses on loans of $2.2 million and a reduction in the provision for credit losses for unfunded commitments of $182,000. The provision for credit losses decreased by $1.0 million, or 33.1%, for the year ended December 31, 2024, compared to the same period in the prior year.  The decrease in the provision for credit losses for the year ended December 31, 2024 was primarily driven by a decrease in unfunded commitments, partially offset by an increase in the allowance for credit losses and the partial charge-off of one loan during the third quarter of 2024.

Noninterest income. Noninterest income increased by $522,000, or 7.8%, to $7.2 million for the year ended December 31, 2024, over the comparable 2023 period. This increase was the result of a $173,000 increase in revenue from investment services, an offset of $170,000 on the loss on other real estate owned in 2023, and $152,000 offset in loss on equity securities. These increases were partially offset by a $353,000 decrease in gross rental income, as the OREO property previously rented out was sold in 2023.

Noninterest expense. Noninterest expense of $47.5 million for the year ended December 31, 2024 was 1.2%, or $596,000 lower over the comparable 2023 period. The decrease in noninterest expense was a result of a decrease in merger-related costs of $473,000, a $411,000 decrease in gross other real estate owned expenses, a $316,000 decrease in equipment expense, and a $190,000 decrease in occupancy expense. These decreases were partially offset by an increase of $194,000 in federal deposit insurance expense, a $160,000 increase in other expense, a $152,000 increase in data processing and information technology costs, and a $130,000 increase in salaries and employee benefits.

Provision for income taxes. The Company recognized $2.8 million in income tax expense for the year ended December 31, 2024, which reflected an effective tax rate of 15.4%, as compared to $3.4 million in income tax expense with an effective tax rate of 16.3% for the comparable 2023 period.

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

Allowance for credit losses. The Company’s allowance for credit losses provides for an estimate of expected credit losses over the expected contractual life of the Company's existing loan portfolio. Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment and considers probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses the Company's own historical data as well as peer data to develop the critical estimates and complex methods to assess the adequacy of the allowance for credit losses. Management also considers the prevailing business environment, which is affected by changing economic conditions and various external factors that may impact the allowance for credit losses in ways currently unforeseen. For a complete discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses, refer to Note 1 - Summary of Significant Accounting Policies of “Notes to Consolidated Financial Statements” of this Annual Report.

Risk Management

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

	For the Year Ended December 31,
	2024			2023

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,501,138	$92,566	6.17%	$1,410,251	$81,963	5.82%
Investment securities ⁽²⁾	191,685	5,889	3.61%	193,816	5,807	3.53%
Interest-earning deposits with other banks ⁽³⁾	62,463	2,807	4.49%	66,295	2,531	3.82%
Total interest-earning assets	$1,755,286	$101,262	5.83%	$1,670,362	$90,301	5.47%
Noninterest-earning assets	88,358			88,553
Total assets	$1,843,644			$1,758,915
Interest-bearing liabilities:
Interest-bearing demand deposits	$213,647	4,293	2.01%	$217,662	$2,870	1.32%
Money market deposits	348,065	13,498	3.88%	244,765	6,498	2.65%
Savings deposits	197,422	1,325	0.67%	253,962	1,925	0.76%
Certificates of deposit	326,559	14,147	4.33%	272,443	7,702	2.83%
Short-term borrowings	122,506	6,616	5.40%	101,088	5,386	5.33%
Other borrowings	11,765	703	5.98%	11,965	717	5.99%
Total interest-bearing liabilities	$1,219,964	$40,582	3.33%	$1,101,885	$25,098	2.28%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$399,430			$449,102
Other liabilities	16,883			11,326
Stockholders' equity	207,367			196,602
Total liabilities and stockholders' equity	$1,843,644			$1,758,915
Net interest income		$60,680			$65,203
Interest rate spread ⁽⁴⁾			2.50%			3.19%
Net interest margin ⁽⁵⁾			3.52%			3.97%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.88%			151.59%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $1,131 and $1,106 for the twelve months ended December 31, 2024 and 2023, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the twelve-month periods ended December 31, 2024, and 2023, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2024 versus 2023			2023 versus 2022
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$5,290	$5,313	$10,603	$18,938	$14,512	$33,450
Investment securities	(77)	159	82	(505)	794	289
Interest-earning deposits with other banks	(146)	422	276	(10)	1,666	1,656
Total interest-earning assets	$5,067	$5,894	$10,961	$18,423	$16,972	$35,395

Interest-bearing liabilities:
Interest-bearing demand deposits	$(53)	$1,476	$1,423	$181	$2,135	$2,316
Money market deposits	2,737	4,263	7,000	429	5,014	5,443
Savings deposits	(430)	(170)	(600)	(11)	1,409	1,398
Certificates of deposit	1,531	4,914	6,445	838	4,982	5,820
Short-term borrowings	1,142	88	1,230	3,312	1,767	5,079
Other borrowings	(12)	(2)	(14)	(21)	334	313
Total interest-bearing liabilities	$4,915	$10,569	$15,484	$4,728	$15,641	$20,369

Net interest income	$152	$(4,675)	$(4,523)	$13,695	$1,331	$15,026

Liquidity

Management's objective in managing liquidity is to continue meeting the cash flow needs of banking customers, such as new or increased borrowings or deposit withdrawals, as well as the Company’s financial commitments, while doing so at a reasonable cost and in a timely manner. The principal sources of liquidity are customer deposits, loan repayments, maturing and sales of securities available for sale, and federal funds sold, which generate cash that the Company deposits with banks. While investment securities available for sale are generally considered as a source of cash, in the current interest rate environment, it is unlikely that any of these securities would be sold for funding needs. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. The Company’s goal is to obtain the majority of its funding from customer deposits, which are generated principally through development of long-term customer relationships. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and a borrowing agreement with the FHLB, access to the Federal Reserve Board's discount window, the purchase of brokered deposits, and the adjustment of interest rates and terms to obtain deposits.

At December 31, 2024, the additional borrowing capacity at the FHLB was $381.7 million, as compared to $430.1 million on December 31, 2023. The Company’s maximum borrowing capacity at the FHLB was $585.7 million at December 31, 2024. During 2024, the Company was approved for its Borrower in Custody ("BIC") Arrangement to pledge certain loan portfolios, and therefore, the Company also has the option of borrowing from the Federal Reserve discount window. The borrowing capacity with the Federal Reserve discount window was $132.4 million at December 31, 2024. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At December 31, 2024, total net available liquidity was $859.0 million, compared to $702.2 million at December 31, 2023. This accounted for 59.4% of total deposits at December 31, 2024, compared to 49.2% at December 31, 2023. At December 31, 2024, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of December 31, 2024. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the year ended December 31, 2024, the adjustments to reconcile net income to net cash provided by operating activities consisted mainly of provision for credit losses, core deposit intangibles amortization, origination and proceeds from the sale of loans held for sale, earnings on bank-owned life insurance, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows of this Annual Report.

Liquidity for the Company. The primary source of liquidity for the Company is from subsidiary dividends from the Bank. The Company has sufficient liquidity to service its debt, support customary operations and activities, and fund capital distributions through dividends and repurchase of common shares. The Company generally maintains cash sufficient to meet projected interest payments on debt and other obligations. At December 31, 2024, the Company held cash of $4.0 million.

The Company meets its liquidity requirements through regular dividends from the Bank. Funds can be raised through the capital markets if the need for additional capital arises. Federal banking law and the laws of the State of Ohio in which the Bank is chartered limit the amount of capital distributions a bank can make to its holding company. In 2024 and 2023, the Bank paid dividends to the Company totaling $9.5 million and $17.0 million, respectively. In the same periods, the Company paid dividends to its shareholders totaling $6.5 million and $6.9 million, respectively.

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

Management believes that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the inflation rate. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on interest rate risk.

Regulatory Matters

The Company is subject to the regulatory requirements of the Federal Reserve System as a bank holding company. The bank subsidiary is subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the Ohio Division of Financial Institutions.  Refer to FN 16 - Regulatory Restrictions of "Notes to Consolidated Financial Statements" of this Annual Report for additional information.

Regulatory Capital

The Company's primary source of capital is retained earnings. Historically, the Company has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to ensure regulatory compliance and capital adequacy for future expansion. Refer to FN 17 - Regulatory Capital of "Notes to Consolidated Financial Statements" of this Annual Report for information regarding regulatory guidelines for minimum capital ratios and the ratios for the Bank and Company as of December 31, 2024, and 2023.

Registrant's Common Equity and Related Stockholder Matters

The Company had approximately 1,126 stockholders of record as of December 31, 2024. The Company’s common stock is traded and authorized for quotation on NASDAQ under the symbol “MBCN.” The Company currently expects consistency in the payout of future cash dividends.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors and senior management with assistance from an external consulting firm. This committee meets quarterly and generally monitors various asset and liability management policies and strategies.

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

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at December 31, 2024, and December 31, 2023, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the December 31, 2024, and December 31, 2023 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2024, and December 31, 2023, for portfolio equity.

	December 31, 2024		December 31, 2023
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(3.40%)	(7.10%)	(3.20%)	(9.20%)
-100bp	1.80%	2.10%	1.73%	2.90%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

Date: March 13, 2025

/s/ Michael C. Ranttila

By: Michael C. Ranttila

Executive Vice President, Chief Financial Officer

(Principal Financial & Accounting Officer)

Date: March 13, 2025

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B — Other Information

During the three months ended December 31, 2024, there were no "Rule 10b5-1 trading plans" or "non-Rule 10b5-1 trading arrangements" adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10 — Directors, Executive Officers, and Corporate Governance

Incorporated by reference to the definitive proxy statement for the 2025 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

The Company has adopted a code of ethics that applies to its directors, officers (including the Chief Executive Officer and Principal Financial and Accounting Officer), and employees.

The Company has adopted an insider trading policy applicable to its directors, officers and employees governing the purchase, sale and other dispositions of the Company’s securities (the “Insider Trading Policy”). The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws and the listing standards of the Nasdaq Stock Market relating to insider trading. The Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.

Item 11 — Executive Compensation

Incorporated by reference to the definitive proxy statement for the 2025 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of SEC Regulation S-K is incorporated by reference to the definitive proxy statement for the 2025 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Our 2017 Omnibus Equity Plan authorized the Company to issue up to 448,000 shares of the Company’s common stock to our employees and non-employee directors in exchange for consideration in the form of goods or services. Information on awards outstanding under such plans as of December 31, 2024, is set forth below:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding	Plans (Excluding
	Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a))(1)
Equity compensation plans approved by security holders	-	-	352,063
Equity compensation plans not approved by security holders	-	-	N/A
Total	-	-	352,063

(1) Amount represents shares available for future issuance under the 2017 Omnibus Equity Plan.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the definitive proxy statement for the 2025 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Item 14 — Principal Accountant Fees and Services

Incorporated by reference to the definitive proxy statement for the 2025 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Part IV

Item 15 — Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Index to Consolidated Financial Statements:
Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023:
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

Refer to the list of exhibits below.

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1	Split-Dollar Agreement between The Middlefield Banking Company and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.1.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.2	Split-Dollar Agreement between The Middlefield Banking Company and Thomas M. Wilson	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.3	Agreement for the Exchange of Real Estate	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.'s 8-K Current Report filed on June 5, 2024

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1	[reserved]

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Thomas M. Wilson	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.4*	Change in Control Agreement between Middlefield Banc Corp. and Sarah A. Winters	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.5	[reserved]

10.4.6	[reserved]

10.4.7*	Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly , Jr.	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.9*	First Amendment to the Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly , Jr.	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.10*	Secondary Supplemental Executive Retirement Plan with Ronald L. Zimmerly , Jr.	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13	Supplemental Executive Retirement Plan with Ronald L. Zimmerly , Jr.	Incorporated by reference to Exhibit 10.13 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	DBO Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.15 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.16*	DBO Agreement with Alfred F. Thompson, Jr.	Incorporated by reference to Exhibit 10.16 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.17*	DBO Agreement with Teresa M. Hetrick	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012

10.19	DBO Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.'s Form 8-K Current Report on Form 8-K filed on July 11, 2024

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 13, 2024

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1	Form of conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.35*	Form of a Performance Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

10.36*	Form of a Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

13	Portions of Annual Report to Shareholders for the year ended December 31, 2024 incorporated by reference into this Form 10-K	filed herewith

19	Insider Trading Policy	filed herewith

21	Subsidiaries of Middlefield Banc Corp.	filed herewith

23	Consent of S.R. Snodgrass, P.C., independent auditors of Middlefield Banc Corp.	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

97	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 of Middlefield Banc Corp.’s Annual Report on Form10-K for the Year Ended December 31, 2023 filed on March 28, 2024

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Ronald L. Zimmerly, Jr.
Director, President and Chief Executive Officer
Principal Executive Officer
Date: March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald L. Zimmerly, Jr.	March 13, 2025
Ronald L. Zimmerly, Jr.
Director, President and Chief Executive Officer
Principal Executive Officer

/s/ Michael C. Ranttila	March 13, 2025
Michael C. Ranttila,
Executive Vice President - Chief Financial Officer and Treasurer
Principal Financial and Accounting Officer

/s/ Thomas W. Bevan	March 13, 2025
Thomas W. Bevan, Director

/s/ Spencer T. Cohn	March 13, 2025
Spencer T. Cohn, Director

/s/ Kevin A. DiGeronimo	March 13, 2025
Kevin A. DiGeronimo, Director

/s/ Kenneth E. Jones	March 13, 2025
Kenneth E. Jones, Director

/s/ James J. McCaskey	March 13, 2025
James J. McCaskey, Director

/s/ Darryl E. Mast	March 13, 2025
Darryl E. Mast, Director

/s/ Jennifer L. Moeller	March 13, 2025
Jennifer L. Moeller, Director

/s/ William J. Skidmore	March 13, 2025
William J. Skidmore, Chairman of the Board

/s/ Carolyn J. Turk	March 13, 2025
Carolyn J. Turk, Director

/s/ Michael C. Voinovich	March 13, 2025
Michael C. Voinovich, Director

/s/ Mark R. Watkins	March 13, 2025
Mark R. Watkins, Director