Form 10-Q
period 2025-03-31
MIDDLEFIELD BANC CORP
filed 2025-05-13
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Outstanding at May 13, 2025: 8,081,193

 MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Cash and due from banks	$56,150	$46,037
Federal funds sold	10,720	9,755
Cash and cash equivalents	66,870	55,792
Investment securities available for sale, at fair value	165,014	165,802
Other investments	1,021	855
Loans:
Commercial real estate:
Owner occupied	185,412	181,447
Non-owner occupied	413,621	412,291
Multifamily	88,737	89,849
Residential real estate	351,274	353,442
Commercial and industrial	235,547	229,034
Home equity lines of credit	147,154	143,379
Construction and other	122,653	103,608
Consumer installment	5,951	6,564
Total loans	1,550,349	1,519,614
Less: allowance for credit losses	22,401	22,447
Net loans	1,527,948	1,497,167
Premises and equipment, net	20,494	20,565
Goodwill	36,356	36,356
Core deposit intangibles	5,362	5,611
Bank-owned life insurance	34,866	35,259
Accrued interest receivable and other assets	30,425	35,952
TOTAL ASSETS	$1,888,356	$1,853,359
LIABILITIES
Deposits:
Noninterest-bearing demand	$369,492	$377,875
Interest-bearing demand	222,953	208,291
Money market	481,664	414,074
Savings	189,943	197,749
Time	275,673	247,704
Total deposits	1,539,725	1,445,693
Federal Home Loan Bank advances	110,000	172,400
Other borrowings	11,609	11,660
Accrued interest payable and other liabilities	13,229	13,044
TOTAL LIABILITIES	1,674,563	1,642,797
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,960,503 and 9,953,018 shares issued; 8,081,193 and 8,073,708 shares outstanding	162,195	161,999
Additional paid-in capital	515	246
Retained earnings	112,432	109,299
Accumulated other comprehensive loss	(20,440)	(20,073)
Treasury stock, at cost; 1,879,310 and 1,879,310 shares	(40,909)	(40,909)
TOTAL STOCKHOLDERS' EQUITY	213,793	210,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,888,356	$1,853,359

See accompanying notes to unaudited consolidated financial statements.

 MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,387	$22,395
Interest-earning deposits in other institutions	291	437
Federal funds sold	155	152
Investment securities:
Taxable interest	530	467
Tax-exempt interest	960	972
Dividends on stock	150	189
Total interest and dividend income	25,473	24,612

INTEREST EXPENSE
Deposits	7,885	7,466
Short-term borrowings	1,347	1,993
Other borrowings	143	184
Total interest expense	9,375	9,643

NET INTEREST INCOME	16,098	14,969

Provision for (Recovery of) credit losses	95	(136)

NET INTEREST INCOME AFTER PROVISON FOR (RECOVERY OF) CREDIT LOSSES	16,003	15,105

NONINTEREST INCOME
Service charges on deposit accounts	989	909
Loss on equity securities	(34)	(52)
Earnings on bank-owned life insurance	493	227
Gain on sale of loans	24	10
Revenue from investment services	268	204
Gross rental income	-	67
Other income	204	431
Total noninterest income	1,944	1,796

NONINTEREST EXPENSE
Salaries and employee benefits	6,557	6,333
Occupancy expense	687	552
Equipment expense	225	240
Data processing and information technology costs	1,271	1,217
Ohio state franchise tax	399	397
Federal deposit insurance expense	267	251
Professional fees	598	558
Advertising expense	364	419
Software amortization expense	90	22
Core deposit intangible amortization	249	258
Gross other real estate owned expenses	-	99
Other expense	1,486	1,619
Total noninterest expense	12,193	11,965

Income before income taxes	5,754	4,936
Income taxes	924	769

NET INCOME	$4,830	$4,167

EARNINGS PER SHARE
Basic	$0.60	$0.52
Diluted	$0.60	$0.51

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net income	$4,830	$4,167

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	(464)	(2,582)
Tax effect	97	542
Total other comprehensive income (loss)	(367)	(2,040)

Comprehensive income (loss)	$4,463	$2,127

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2024	9,953,018	$161,999	$246	$109,299	$(20,073)	$(40,909)	$210,562

Net income				4,830			4,830
Other comprehensive loss					(367)		(367)
Shares issued for stock options and grants	7,485	196					196
Restricted stock grant			269				269
Cash dividends ($0.21 per share)				(1,697)			(1,697)

Balance, March 31, 2025	9,960,503	$162,195	$515	$112,432	$(20,440)	$(40,909)	$213,793

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2023	9,930,704	$161,388	$100,237	$(16,090)	$(39,854)	205,681

Net income			4,167			4,167
Other comprehensive loss				(2,040)		(2,040)
Shares issued for stock options and grants	15,750	435				435
Common shares repurchased (43,858)					(1,055)	(1,055)
Cash dividends ($0.20 per share)			(1,613)			(1,613)

Balance, March 31, 2024	9,946,454	$161,823	$102,791	$(18,130)	$(40,909)	$205,575

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$4,830	$4,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	95	(136)
Loss (gain) on equity securities	34	52
Software amortization expense	90	22
Amortization of premium and discount on investment securities, net	138	140
Amortization of core deposit intangibles	249	258
Depreciation, amortization, and accretion, net	(4)	97
Stock-based compensation, net	309	-
Origination of loans held for sale	(1,379)	(629)
Proceeds from sale of loans held for sale	1,403	639
Gain (Loss) on sale of loans held for sale	(24)	(10)
Earnings on bank-owned life insurance	(493)	(227)
Deferred income tax	110	447
Decrease (increase) in accrued interest receivable	72	(131)
Increase (decrease) in accrued interest payable	190	3,495
Other, net	2,398	(2,744)
Net cash provided by (used in) operating activities	8,018	5,440

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	186	167
Other Investments
Purchases	(200)	(4)
Decrease (Increase) in loans, net	(29,347)	(12,185)
Purchase of loans	(831)	-
Proceeds from bank-owned life insurance	892	-
Purchase of premises and equipment	(273)	(92)
Redemption of restricted stock	2,749	503
Net cash provided by (used in) investing activities	(26,824)	(11,611)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	94,032	20,307
Net increase (decrease) in Federal Home Loan Bank advances	(62,400)	(26,000)
Repayment of other borrowings	(51)	(50)
Repurchase of common shares	-	(1,055)
Cash dividends	(1,697)	(1,613)
Net cash provided by (used in) financing activities	29,884	(8,411)

Increase (decrease) in cash and cash equivalents	11,078	(14,582)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,792	60,836

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,870	$46,254

	For the Three Months Ended
	March 31,
	2025	2024
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$9,185	$6,148
Income taxes	-	1,890

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiaries, Middlefield Investments, Inc. (“MI”) and MB Insurance Services (“MIS”). All significant inter-company items have been eliminated. On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On March 31, 2025, MI’s assets consist of a cash account, available-for-sale investment securities, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On March 31, 2025, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI did not operate after the merger, and its existence ended January 19, 2024. All significant intercompany items have been eliminated between MBC and these subsidiaries.

The unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Accounting Pronouncements Adopted in 2025

None

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220- 40): Disaggregation of Income Statement Expenses. The guidance requires public companies to disclose additional information about certain types of costs and expenses. The amendment should be applied on a prospective or retrospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from equity security gains (losses), gains on the sale of loans, rental income, and BOLI income, are not within the scope of ASC 606. For the three months ended March 31, 2025, these revenue sources cumulatively comprise 94.7% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended March 31,
Noninterest Income	2025	2024
(Dollar amounts in thousands)
Service charges on deposit accounts:
Overdraft fees	$261	$250
ATM banking fees	432	439
Service charges and other fees	296	220
Loss on equity securities ⁽ª⁾	(34)	(52)
Earnings on bank-owned life insurance ⁽ª⁾	493	227
Gain on sale of loans ⁽ª⁾	24	10
Revenue from investment services	268	204
Miscellaneous fee income	95	93
Gross rental income ⁽ª⁾	-	67
Other income	109	338
Total noninterest income	$1,944	$1,796

(a) Not within scope of ASC 606

NOTE 3 - EARNINGS PER SHARE

The Company provides a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the average shares outstanding. Diluted earnings per share adds the dilutive effects of restricted stock to average shares outstanding.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended March 31, 2025 and 2024:

	For the Three
	Months Ended
	March 31,
	2025	2024

Weighted-average common shares outstanding	9,958,115	9,941,596

Average treasury stock shares	(1,879,310)	(1,850,393)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,078,805	8,091,203

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	18,740	5,114

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,097,545	8,096,317

At March 31, 2025 and 2024, there were 43,471 and 7,576 anti-dilutive shares, respectively, excluded from the calculation of diluted earnings per share related to restricted stock awards.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2025, and 2024, respectively:

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at December 31, 2024	$(20,073)
Other comprehensive loss⁽ª⁾	(367)
Balance at March 31, 2025	$(20,440)

(Dollars in thousands)	Unrealized (losses)/gains on securities available-for-sale
Balance at December 31, 2023	$(16,090)
Other comprehensive loss⁽ª⁾	(2,040)
Balance at March 31, 2024	$(18,130)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the three months ended March 31, 2025, and 2024.

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

		March 31, 2025
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$26,175	$6,654	$32,829
Obligations of states and political subdivisions	-	123,851	-	$123,851
Mortgage-backed securities in government-sponsored entities	-	8,334	-	$8,334
Total investment securities available for sale	-	158,360	6,654	165,014
Equity securities	728	-	-	728
Total	$728	$158,360	$6,654	$165,742

		December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,830	$6,639	$32,469
Obligations of states and political subdivisions	-	124,966	-	124,966
Mortgage-backed securities in government-sponsored entities	-	8,367	-	8,367
Total investment securities available for sale	-	159,163	6,639	165,802
Equity securities	753	-	-	753
Total	$753	$159,163	$6,639	$166,555

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

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

	Subordinated debt
(Dollar amounts in thousands)	March 31, 2025	December 31, 2024
Beginning of year	$6,639	$8,801
Purchases, sales, settlements:
Transfers out of Level III (1)	-	(2,250)
Net change in unrealized loss on investment securities available-for-sale	15	88
End of year	$6,654	$6,639

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

		March 31, 2025
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,087	$3,087

		December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,321	$3,321

Collateral-Dependent Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs), and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $968,000 million for both  March 31, 2025, and  December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2025
Collateral-dependent loans	$3,087	Appraisal of collateral (1)	Appraisal adjustments (2)	0 - 23.9% (23.9%)

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Collateral-dependent loans	$3,321	Appraisal of collateral (1)	Appraisal adjustments (2)	0 - 23.9% (23.9%)

(1)

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs that are not identifiable, less any associated allowance.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	March 31, 2025
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,527,948	$-	$-	$1,502,880	$1,502,880
Mortgage servicing rights	1,465	-	-	2,469	2,469

Financial liabilities:
Non-maturing deposits	$1,264,052	$1,264,052	$-	$-	$1,264,052
Time deposits	275,673	-	-	274,161	274,161
Other borrowings	11,609	-	-	11,609	11,609

	December 31, 2024
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,497,167	$-	$-	$1,462,650	$1,462,650
Mortgage servicing rights	1,497	-	-	2,522	2,522

Financial liabilities:
Non-maturing deposits	$1,197,989	$1,197,989	$-	$-	$1,197,989
Time deposits	247,704	-	-	245,999	245,999
Other borrowings	11,660	-	-	11,660	11,660

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

NOTE 6 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$86	$(1,557)	$32,829
Obligations of states and political subdivisions:
Tax-exempt	147,634	4	(23,787)	123,851
Mortgage-backed securities in government-sponsored entities	8,953	25	(644)	8,334
Total	$190,887	$115	$(25,988)	$165,014

(a)	Accrued interest of $1.5 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$67	$(1,898)	$32,469
Obligations of states and political subdivisions:
Tax-exempt	147,767	4	(22,805)	124,966
Mortgage-backed securities in government-sponsored entities	9,144	1	(778)	8,367
Total	$191,211	$72	$(25,481)	$165,802

(a)	Accrued interest of $1.5 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

The amortized cost and fair value of investment securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$590	$591
Due after one year through five years	6,816	6,664
Due after five years through ten years	57,517	54,754
Due after ten years	125,964	103,005
Total	$190,887	$165,014

There were no investment securities sold during the three months ended March 31, 2025, or year ended  December 31, 2024.

Investment securities with an approximate carrying value of $111.0 million and $112.1 million on  March 31, 2025, and  December 31, 2024, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$2,660	$(90)	$27,333	$(1,467)	$29,993	$(1,557)
Obligations of states and political subdivisions:
Tax-exempt	11,486	(414)	105,341	(23,373)	116,827	(23,787)
Mortgage-backed securities in government-sponsored entities	1,400	(24)	5,082	(620)	6,482	(644)
Total	$15,546	$(528)	$137,756	$(25,460)	$153,302	$(25,988)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$10,632	$(368)	$20,770	$(1,530)	$31,402	$(1,898)
Obligations of states and political subdivisions:
Tax-exempt	15,456	(487)	102,484	(22,318)	117,940	(22,805)
Mortgage-backed securities in government-sponsored entities	1,986	(49)	5,118	(729)	7,104	(778)
Total	$28,074	$(904)	$128,372	$(24,577)	$156,446	$(25,481)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 23 securities in an unrealized loss position for less than twelve months and 177 securities in an unrealized loss position for twelve months or greater on March 31, 2025. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of March 31, 2025 and December 31, 2024, no ACL was required on investment securities available for sale.

Other investments, which primarily represents equity securities, totaled $1.0 million and $855,000 at March 31, 2025 and December 31, 2024, respectively. The Company recognized a loss on other investments of $34,000 and $52,000 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the loan portfolio by primary segment and class of financial receivable:

	March 31,	December 31,
	2025 ⁽¹⁾⁽²⁾	2024 ⁽¹⁾⁽²⁾

Commercial real estate:
Owner occupied	$185,412	$181,447
Non-owner occupied	413,621	412,291
Multifamily	88,737	89,849
Residential real estate	351,274	353,442
Commercial and industrial	235,547	229,034
Home equity lines of credit	147,154	143,379
Construction and other	122,653	103,608
Consumer installment	5,951	6,564
Total loans	1,550,349	1,519,614
Less: Allowance for credit losses	(22,401)	(22,447)
Net loans	$1,527,948	$1,497,167

(1)

Accrued interest of $5.5 million and $5.5 million at  March 31, 2025 and December 31, 2024, respectively, is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheets.

(2)	Unearned income, including net deferred loan fees and costs and unamortized premiums and discounts, totaled $7.7 million and $8.2 million at March 31, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses: Loans

The methodology for calculating the allowance for credit losses considers the possibility of expected loss over the life of the loan. It also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. An ACL is maintained to absorb losses from the loan portfolio. The ACL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans. Refer to Note 1 – Summary of Significant Accounting Policies under the heading "Allowance for Credit Losses - Loans" of our 2024 Form 10-K for additional information on the Bank’s methodology for estimating the ACL.

Management reviews the loan portfolio quarterly using a defined, consistently applied process to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments:

	For the Three Months Ended March 31, 2025
	Allowance for Credit Losses
	Balance				Balance
(Dollar amounts in thousands)	December 31, 2024	Charge-offs	Recoveries	Provision	March 31, 2025
Loans:
Commercial real estate:
Owner occupied	$2,100	$-	$13	$175	$2,288
Non-owner occupied	8,364	-	7	(3,273)	5,098
Multifamily	1,310	-	-	(142)	1,168
Residential real estate	5,236	(1)	36	379	5,650
Commercial and industrial	2,427	(5)	169	380	2,971
Home equity lines of credit	897	(4)	8	19	920
Construction and other	2,052	-	-	2,181	4,233
Consumer installment	61	(44)	30	26	73
Total	$22,447	$(54)	$263	$(255)	$22,401

	For the Three Months Ended March 31, 2024
	Allowance for Credit Losses
	Balance				Balance
(Dollar amounts in thousands)	December 31, 2023	Charge-offs	Recoveries	Provision	March 31, 2024
Loans:
Commercial real estate:
Owner occupied	$2,668	$-	$11	$(619)	$2,060
Non-owner occupied	4,480	-	-	3,288	7,768
Multifamily	1,796	-	-	(592)	1,204
Residential real estate	5,450	-	-	(676)	4,774
Commercial and industrial	4,377	-	8	(2,347)	2,038
Home equity lines of credit	750	(7)	-	42	785
Construction and other	1,990	-	-	383	2,373
Consumer installment	182	-	56	(171)	67
Total	$21,693	$(7)	$75	$(692)	$21,069

The total ACL decreased by $46,000, or 0.2%, from  December 31, 2024 to March 31, 2025. The decrease was driven by portfolio activity, updated assumptions, and the economic outlook. For 2024 and the first quarter of 2025, the Bank utilized unemployment rate data from Federal Open Market Committee ("FOMC") within the model to forecast credit losses in the portfolio. The FOMC Summary of Economic Projections for the Civilian Unemployment Rate – Central Tendency – High used in the March 31, 2025 calculation projects a slight increase in the unemployment rate from the prior quarter.  The prepayment rates, probability of default (“PD”), and loss given default (“LGD”) assumptions were updated with the March 31, 2025 calculation in accordance with our policy to refresh assumptions on an annual basis. Prepayment rate assumptions are based on Bank data, while PD and LGD assumptions are determined using peer benchmark data.  To the extent that credit risk is not fully identified within the forecasts and calculated reserve, management has made qualitative adjustments to the ACL balance.

The fluctuation in the ACL during the three months ended March 31, 2025, can be attributed to the following along with general increases and decreases in outstanding loan balances:

•

Decrease in ACL for non-owner occupied CRE loans is due to (1) a decrease in PDs and LGDs based on using Bank data for the first 12 months of the forecast and reverting to peer benchmark data for the remainder of the forecast, partially offset by a decrease in prepayment rates and (2) a decrease in the maximum loss rate used in the qualitative adjustment.

•	Increase in ACL for construction and other loans is due to (1) the impact a decrease in prepayment rates and an increase in PDs and LGDs causing an increase in the calculated reserve and (2) an increase in the qualitative adjustment to adjust for a change in the Credit team.
•	Increase in ACL for residential real estate loans is due to a decrease in prepayment rates, partially offset by a decrease in PDs and LGDs in the calculation reserve.

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of March 31, 2025:

March 31, 2025
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$4,247	$11,016	$19,720	$32,740	$43,295	$62,859	$4,630	$178,507
Special Mention	-	-	-	-	383	765	-	1,148
Substandard	-	949	-	4,522	-	286	-	5,757
Total Owner occupied	$4,247	$11,965	$19,720	$37,262	$43,678	$63,910	$4,630	$185,412
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied
Pass	$9,492	$7,504	$61,388	$96,175	$46,552	$151,416	$1,046	$373,573
Special Mention	-	-	-	2,507	-	1,984	-	4,491
Substandard	-	-	-	3,668	635	31,254	-	35,557
Total Non-owner occupied	$9,492	$7,504	$61,388	$102,350	$47,187	$184,654	$1,046	$413,621
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multifamily
Pass	$-	$2,912	$36,114	$21,870	$7,382	$20,459	$-	$88,737
Total Multifamily	$-	$2,912	$36,114	$21,870	$7,382	$20,459	$-	$88,737
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$7,506	$44,694	$49,301	$60,850	$68,027	$117,913	$141	$348,432
Substandard	-	-	164	306	635	1,737	-	2,842
Total Residential real estate	$7,506	$44,694	$49,465	$61,156	$68,662	$119,650	$141	$351,274
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1
Commercial and industrial
Pass	$7,186	$48,861	$32,864	$28,922	$9,883	$23,475	$81,394	$232,585
Special Mention	-	-	565	-	-	-	1,721	2,286
Substandard	-	214	9	-	10	370	72	675
Loss	-	-	-	-	-	-	1	1
Total Commercial and industrial	$7,186	$49,075	$33,438	$28,922	$9,893	$23,845	$83,188	$235,547
Current-period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$5
Home equity lines of credit
Pass	$-	$358	$22	$195	$-	$2,166	$142,963	$145,704
Substandard	-	-	166	148	-	639	497	1,450
Total Home equity lines of credit	$-	$358	$188	$343	$-	$2,805	$143,460	$147,154
Current-period gross charge-offs	$-	$-	$-	$-	$-	$4	$-	$4
Construction and other
Pass	$705	$42,390	$55,127	$2,110	$1,080	$1,858	$16,544	$119,814
Special Mention	-	-	-	-	-	210	-	210
Substandard	-	-	493	-	-	1,046	1,090	2,629
Total Construction and other	$705	$42,390	$55,620	$2,110	$1,080	$3,114	$17,634	$122,653
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$284	$1,328	$896	$290	$89	$2,904	$-	$5,791
Substandard	-	-	-	-	-	160	-	160
Total Consumer installment	$284	$1,328	$896	$290	$89	$3,064	$-	$5,951
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$44
Total Loans	$29,420	$160,226	$256,829	$254,303	$177,971	$421,501	$250,099	$1,550,349

Total Loans Summary
Pass	$29,420	$159,063	$255,432	$243,152	$176,308	$383,050	$246,718	$1,493,143
Special Mention	-	-	565	2,507	383	2,959	1,721	8,135
Substandard	-	1,163	832	8,644	1,280	35,492	1,659	49,070
Loss	-	-	-	-	-	-	1	1
Total Loans	$29,420	$160,226	$256,829	$254,303	$177,971	$421,501	$250,099	$1,550,349

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

Collateral-dependent Loans

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of  March 31, 2025:

	March 31, 2025
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$5,471	$-	$-	$-	$5,471
Non-owner occupied	25,971	-	-	-	25,971
Residential real estate	617	-	-	-	617
Commercial and industrial	214	-	-	-	214
Construction and other	493	-	-	-	493
Total	$32,766	$-	$-	$-	$32,766

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of December 31, 2024:

	December 31, 2024
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$3,198	$-	$-	$-	$3,198
Non-owner occupied	24,881	-	-	-	24,881
Residential real estate	617	-	-	-	617
Commercial and industrial	214	-	-	-	214
Construction and other	493	-	-	-	493
Total	$29,403	$-	$-	$-	$29,403

At March 31, 2025 and December 31, 2025, the Company reported $959,000 and $352,000, respectively, in residential real estate loans in the process of foreclosure

Nonperforming and Past Due Loans

The following table present the aging of the recorded investment in past-due loans by class of loans as of  March 31, 2025:

		30-59 Days	60-89 Days	90 Days+	Total	Total
March 31, 2025	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$185,243	$47	$-	$122	$169	$185,412
Non-owner occupied	405,609	-	-	8,012	8,012	413,621
Multifamily	88,737	-	-	-	-	88,737
Residential real estate	348,246	1,805	233	990	3,028	351,274
Commercial and industrial	235,284	242	10	11	263	235,547
Home equity lines of credit	146,597	209	94	254	557	147,154
Construction and other	122,160	-	-	493	493	122,653
Consumer installment	5,888	41	22	-	63	5,951
Total	$1,537,764	$2,344	$359	$9,882	$12,585	$1,550,349

The following table present the aging of the recorded investment in past-due loans by class of loans as of  December 31, 2024:

		30-59 Days	60-89 Days	90 Days+	Total	Total
December 31, 2024	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$180,752	$513	$122	$60	$695	$181,447
Non-owner occupied	402,924	1,355	-	8,012	9,367	412,291
Multifamily	89,756	93	-	-	93	89,849
Residential real estate	349,645	2,216	562	1,019	3,797	353,442
Commercial and industrial	226,669	81	2,284	-	2,365	229,034
Home equity lines of credit	142,484	366	102	427	895	143,379
Construction and other	103,115	-	-	493	493	103,608
Consumer installment	6,479	41	44	-	85	6,564
Total	$1,501,824	$4,665	$3,114	$10,011	$17,790	$1,519,614

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans:

	March 31, 2025
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$949	$234	$1,183	$-	$1,183
Non-owner occupied	20,504	3,616	24,120	-	24,120
Residential real estate	617	1,745	2,362	-	2,362
Commercial and industrial	-	158	158	-	158
Home equity lines of credit	-	1,070	1,070	4	1,074
Construction and other	493	-	493	-	493
Consumer installment	160	-	160	-	160
Total	$22,723	$6,823	$29,546	$4	$29,550

	December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$974	$301	$1,275	$-	$1,275
Non-owner occupied	21,265	3,616	24,881	-	24,881
Multifamily	-	-	-	-	-
Residential real estate	617	1,377	1,994	-	1,994
Commercial and industrial	-	159	159	-	159
Home equity lines of credit	-	1,017	1,017	-	1,017
Construction and other	-	493	493	-	493
Consumer installment	162	3	165	-	165
Total	$23,018	$6,966	$29,984	$-	$29,984

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $417,000 and $1.1 million for the three-month period ended  March 31, 2025 and  December 31, 2024 respectively.

Modifications to Borrowers Experiencing Financial Difficulty

The following disclosures are for loan modifications to borrowers experiencing financial difficulty. The Bank may modify the contractual terms of a loan to a borrower experiencing financial difficulty to mitigate the risk of loss. Such modifications may include a term extension, interest rate reduction, significant payment deferral, other modifications, or a combination of modification types. In general, any delay in payment of greater than 90 days in the last 12 months is considered to be a significant payment deferral.

The table below details the amortized cost basis of the loans modified to borrowings experiencing financial difficulty, disaggregated by class of loans and type of concessions granted, and the financial effect of the modifications:

	March 31, 2025
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Extension	Forgiveness	Total	Investment

Commercial real estate:
Owner occupied	$-	$438	$-	$-	$-	$438	0.0%
Non-owner occupied	-	8,349	12,439	-	-	20,788	1.3%
Multifamily	-	695	-	-	-	695	0.0%
Commercial and industrial	-	889	-	-	-	889	0.1%
Home equity lines of credit	-	84	-	-	-	84	0.0%
Total	$-	$10,455	$12,439	$-	$-	$22,894	1.5%

	March 31, 2024
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Extension	Forgiveness	Total	Investment

Commercial real estate:
Non-owner occupied	$-	$14,924	$2,507	$-	$-	$17,431	1.2%
Construction and other	-	3,202	-	-	-	3,202	0.2%
Total	$-	$18,126	$2,507	$-	$-	$20,633	1.4%

As of March 31, 2025, the Bank had a commitment to lend $111,000 of additional funds on one modified loan. As of March 31, 2025, and December 31, 2024 the Bank did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Allowance for Credit Losses: Unfunded Commitments

The Company records a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. The liability for credit losses on these exposures is $2.0 million and $1.6 million as of March 31, 2025 and  December 31, 2024, respectively, and included in “accrued interest payable and other liabilities” on the Consolidated Balance Sheet. The provision for credit loss associated with the liability for unfunded commitments amounted to a provision for credit losses of $350,000 for the three months ended March 31, 2025, and a provision for credit losses of $556,000 for the three months ended March 31, 2024.

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

Commitments to Extend Credit

The following table summarizes the commitments to extend credit, which were composed of the following:

(Dollar amounts in thousands)	March 31, 2025	December 31, 2024

Commitments to extend credit	$455,494	$468,006
Standby letters of credit	542	798

Total	$456,036	$468,804

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

Commitments to Fund

We have an investment in a low-income housing tax credit operating partnership. As a limited partner, we are allocated tax credits and deductions associated with the underlying properties. Our maximum exposure to loss in connection with the partnership consists of the unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. The investment at March 31, 2025 and December 31, 2024, was $1.8 million, and recorded in the Consolidated Balance Sheet in "accrued interest receivable and other assets". We do not have any loss reserves recorded since we believe the likelihood of loss is remote. The investment is amortized over the period that we expect to receive the tax benefits using the proportional amortization method. For the three months ended March 31, 2025 and 2024, we recognized $47,000 and $21,000, respectively, of amortization. At March 31, 2025 and December 31, 2024, we had an unfunded tax credit commitment of $1.5 million, which is recorded in the Consolidated Balance Sheet in "accrued interest payable and other liabilities".

Cannabis Industry

We provide deposit services to customers who are licensed by the State of Ohio's Division of Cannabis Control to do business as (or are related to) growers, processors, and dispensaries. Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted as a new client, including confirmation that the business is properly licensed by the State of Ohio and state visits. Throughout the relationship, we continue monitoring the business to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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

On October 31, 2024, the plaintiffs filed with the Court of Common Pleas a motion for preliminary approval of class action settlement, with the Court granting preliminary approval of the class action settlement on November 6, 2024. On February 4, 2025, the plaintiffs submitted a motion for attorneys’ fees for class counsel. The Court of Common Pleas held the Fairness Hearing on  April 1, 2025, and granted the final approval of the class action settlement, attorneys’ fees, and class representative service awards. The case has been settled, and settlement payments are expected to occur by May 16, 2025. Losses attributable to the April 2023 incident are within the coverage limits of the cyber risk insurance policy in place at that time. The policy has an aggregate limit of $3 million and a deductible of $50,000. The policy includes coverage for business loss, breach response, and liabilities that could occur as a result of a cyber event. The costs associated with the lawsuit, including attorney fees and settlement, will be billed to and paid by the insurance company in accordance with the terms of the policy.

NOTE 9 - RELATED PARTY TRANSACTIONS

The following table summarizes lending activities to principal officers, directors, and their affiliates for the periods ended  March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Beginning balance	$26,114	$24,185
New loans	25	3,362
Repayments	(132)	(1,377)
Effect of change in related party status	-	(56)
Ending balance	$26,007	$26,114

Deposits of related parties amount to $31.3 million and $32.5 million as of  March 31, 2025 and  December 31, 2024, respectively.

NOTE 10 - SEGMENT REPORTING

The Company has one business segment: Bank Segment. The Bank Segment provides customers with a broad range of banking services, including various deposit and lending products to consumer and commercial customers. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The following table shows selected financial data for the Bank Segment for the three months ended March 31, 2025, and 2024. The accounting policies of the segment are the same as those followed by the Company. The information is derived from the internal financial reporting records that are used to monitor and manage the Company's financial performance. The segment expense categories are based on the information regularly provided to the CODM and are considered significant to the segment’s operations. The Bank Segment excludes the income, expenses, and total assets of the parent company, Middlefield Banc Corp, and the parent company’s nonbank asset resolution subsidiary, EMORECO, Inc., which are shown as reconciling items in the following table. There is no authoritative guidance for management accounting equivalent to GAAP, and therefore, the financial results of our business segment are not necessarily comparable with similar information presented by other companies.

	For the Three Months Ended March 31,
	2025			2024
		Reconciling			Reconciling
(Dollar amounts in thousands)	Bank	Items	Total	Bank	Items	Total

Net interest income	$16,215	$(117)	$16,098	$15,126	$(157)	$14,969
Noninterest income	1,969	(25)	1,944	1,838	(42)	1,796
Total revenue	18,184	(142)	18,042	16,964	(199)	16,765
Provision for (recovery of) credit losses	95	-	95	(136)	-	(136)
Salaries and employee benefits	6,067	490	6,557	6,015	318	6,333
Occupancy expenses	687	-	687	552	-	552
Data processing costs	1,271	-	1,271	1,217	-	1,217
Other noninterest expense (1)	3,191	487	3,678	3,204	659	3,863
Income tax provision (benefit)	1,159	(235)	924	1,016	(247)	769
Net income	$5,714	$(884)	$4,830	$5,096	$(929)	$4,167
Total assets	$1,886,606	$1,750	$1,888,356	$1,814,726	$1,942	$1,816,668

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

NOTE 11 - SUBSEQUENT EVENTS

On April 10, 2025, the Bank completed an exchange of real estate with the City of Westerville, OH. The Bank received a parcel of land in Westerville, OH from the City of Westerville with a fair value of $1.5 million, and in exchange, the Bank transferred land and a building with related furnishings associated with its current branch located in Westerville, OH. The transferred branch had a net book value of $221,000. The exchange of real estate transaction resulted in a gain of $1.2 million.

On April 30, 2025, Bank management committed to a plan to sell a separate property located in Westerville, OH consisting of land and a building.  The property has subsequently been recorded as held for sale, and a loss of $700,000 recognized.

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

2025 Three-Month Financial Highlights (on a year-over-year basis):

●	Earnings per share increased 17.6% year-over-year to $0.60 per diluted share
●	Net interest margin expanded 15 basis points to 3.69%
●	Return on average assets (annualized) increased 12 basis points year-over-year to 1.04%
●	Asset quality improved from the 2024 fourth quarter with nonperforming assets to total assets decreasing by 6 basis points to 1.56%
●	First quarter dividend payment increased 5% to $0.21 per share

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Per common share data
Net income per common share - basic	$0.60	$0.60	$0.29	$0.52	$0.52
Net income per common share - diluted	$0.60	$0.60	$0.29	$0.52	$0.51
Dividends declared per share	$0.21	$0.20	$0.20	$0.20	$0.20
Book value per share (period end)	$26.46	$26.08	$26.11	$25.63	$25.48
Tangible book value per share (period end) (1) (2)	$21.29	$20.88	$20.87	$20.37	$20.18
Dividends declared	$1,697	$1,616	$1,615	$1,613	$1,613
Dividend yield	3.05%	2.84%	2.76%	3.34%	3.37%
Dividend payout ratio	35.13%	33.33%	69.02%	38.74%	38.71%
Average shares outstanding - basic	8,078,805	8,071,905	8,071,032	8,067,144	8,091,203
Average shares outstanding - diluted	8,097,545	8,092,357	8,086,872	8,072,499	8,096,317
Period ending shares outstanding	8,081,193	8,073,708	8,071,032	8,067,144	8,067,144

Selected ratios
Return on average assets (Annualized)	1.04%	1.04%	0.50%	0.91%	0.92%
Return on average equity (Annualized)	9.22%	9.19%	4.45%	8.15%	8.16%
Return on average tangible common equity (1) (3)	11.48%	11.50%	5.58%	10.29%	10.30%
Efficiency (4)	65.22%	65.05%	67.93%	67.97%	68.68%
Equity to assets at period end	11.32%	11.36%	11.34%	11.31%	11.32%
Noninterest expense to average assets	0.65%	0.63%	0.66%	0.64%	0.66%

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Yields	2025	2024	2024	2024	2024
Interest-earning assets:
Loans receivable (1)	6.17%	6.12%	6.19%	6.27%	6.11%
Investment securities (1) (2)	3.69%	3.63%	3.62%	3.59%	3.52%
Interest-earning deposits with other banks	3.57%	4.23%	4.27%	4.59%	4.88%
Total interest-earning assets	5.81%	5.78%	5.84%	5.92%	5.77%
Deposits:
Interest-bearing demand deposits	2.13%	2.07%	2.16%	1.93%	1.86%
Money market deposits	3.38%	3.81%	3.93%	3.95%	3.81%
Savings deposits	0.82%	0.75%	0.71%	0.64%	0.58%
Certificates of deposit	3.93%	4.21%	4.49%	4.57%	4.06%
Total interest-bearing deposits	2.82%	3.05%	3.17%	3.15%	2.88%
Non-Deposit Funding:
Borrowings	4.58%	4.93%	5.54%	5.60%	5.61%
Total interest-bearing liabilities	3.01%	3.21%	3.41%	3.45%	3.23%
Cost of deposits	2.10%	2.24%	2.33%	2.30%	2.08%
Cost of funds	2.30%	2.41%	2.58%	2.61%	2.42%
Net interest margin (3)	3.69%	3.56%	3.46%	3.51%	3.54%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Yield is calculated on the basis of amortized cost.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Asset quality data	2025	2024	2024	2024	2024
(Dollar amounts in thousands, unaudited)
Nonperforming assets (1)	$29,550	$29,984	$30,078	$15,961	$10,831

Allowance for credit losses	$22,401	$22,447	$22,526	$21,795	$21,069
Allowance for credit losses/total loans	1.44%	1.48%	1.50%	1.46%	1.41%
Net charge-offs (recoveries):
Quarter-to-date	$(209)	$151	$1,382	$(29)	$(68)
Year-to-date	(209)	1,436	1,285	(97)	(68)
Net charge-offs (recoveries) to average loans, annualized:
Quarter-to-date	(0.06%)	0.04%	0.36%	(0.01%)	(0.02%)
Year-to-date	(0.06%)	0.10%	0.11%	(0.01%)	(0.02%)

Nonperforming loans/total loans	1.91%	1.97%	2.00%	1.07%	0.73%
Allowance for credit losses/nonperforming loans	75.81%	74.86%	74.89%	136.55%	194.52%
Nonperforming assets/total assets	1.56%	1.62%	1.62%	0.87%	0.60%

(1) Nonperforming assets consist of nonperforming loans

GAAP to Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended
(Dollar amounts in thousands, unaudited)	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024

Stockholders' equity	$213,793	$210,562	$210,705	$206,788	$205,575
Less goodwill and other intangibles	41,718	41,967	42,225	42,482	42,740
Tangible common equity	$172,075	$168,595	$168,480	$164,306	$162,835

Shares outstanding	8,081,193	8,073,708	8,071,032	8,067,144	8,067,144
Tangible book value per share	$21.29	$20.88	$20.87	$20.37	$20.18

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024

Average stockholders' equity	$212,465	$209,864	$209,096	$205,379	$205,342
Less average goodwill and other intangibles	41,839	42,092	42,350	42,607	42,654
Average tangible common equity	$170,626	$167,772	$166,746	$162,772	$162,688

Net income	$4,830	$4,848	$2,340	$4,164	$4,167
Return on average tangible common equity (annualized)	11.48%	11.50%	5.58%	10.29%	10.30%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024

Net income	$4,830	$4,848	$2,340	$4,164	$4,167
Add income taxes	924	995	371	690	769
Add provision for (recovery of) credit losses	95	(177)	2,234	87	(136)
PTPP	$5,849	$5,666	$4,945	$4,941	$4,800

Financial Condition

General. The Company’s total assets on March 31, 2025 were $1.89 billion, an increase of $35.0 million from December 31, 2024. For the same period, total loans increased by $30.7 million, cash and cash equivalents increased by $11.1 million, and investment securities available for sale decreased by $788,000. The Company's total liabilities on March 31, 2025 were $1.67 billion, an increase of $31.8 million from December 31, 2024. For the same period, total deposits increased by $94.0 million. Stockholders’ equity increased by $3.2 million, or 1.5%, as a result of higher retained earnings.

Cash and cash equivalents. Cash and cash equivalents increased $11.1 million to $66.9 million on March 31, 2025, from $55.8 million on December 31, 2024. The increase in cash and cash equivalents is primarily due to an increase in deposits, and partially offset by an increase in loans and decrease in short-term borrowings. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on March 31, 2025, totaled $165.0 million, a decrease of $788,000, or 0.5%, from $165.8 million on December 31, 2024. There were no purchases or sales of securities for the three months ended March 31, 2025. During this period, the Company recorded repayments, calls, and maturities of $186,000 and an increase in the net unrealized losses of $464,000.

On March 31, 2025, the Company held $32.8 million at fair value of subordinated debt in other banks, as compared to $32.5 million on December 31, 2024. The average yield on this portfolio was 5.32% for the three-month period ended March 31, 2025, as compared to 5.19% for the 12-month period ended December 31, 2024.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 75.1% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Total loans increased $30.7 million, or 2.0%, to $1.55 billion as of March 31, 2025 from $1.52 billion as of December 31, 2024. The increase in construction and other loans is the result of draws on existing construction loans during the first quarter of 2025. The increase in owner occupied and commercial and industrial loan portfolios is due to an increased focus on these segments. The increase in home equity lines of credit is primarily the result of current economic conditions. The following table summarizes fluctuation within the primary segments of the loan portfolio:

	March 31,	December 31,
	2025	2024	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$185,412	$181,447	$3,965	2.19%	11.96%
Non-owner occupied	413,621	412,291	1,330	0.32%	26.68%
Multifamily	88,737	89,849	(1,112)	(1.24%)	5.72%
Residential real estate	351,274	353,442	(2,168)	(0.61%)	22.66%
Commercial and industrial	235,547	229,034	6,513	2.84%	15.20%
Home equity lines of credit	147,154	143,379	3,775	2.63%	9.49%
Construction and other	122,653	103,608	19,045	18.38%	7.91%
Consumer installment	5,951	6,564	(613)	(9.34%)	0.38%
Total loans	1,550,349	1,519,614	30,735	2.02%	100.00%
Less: Allowance for credit losses	(22,401)	(22,447)	(46)	(0.20%)

Net loans	$1,527,948	$1,497,167	$30,781	2.06%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There were no loans held for sale on March 31, 2025 and December 31, 2024. The Company recorded gains on the sale of these loans totaling $24,000 based on proceeds of $1.4 million for the three months ended March 31, 2025.

Commercial real estate loans represent the Company’s largest loan segment and consist of term loans secured by a mortgage lien on real property and include both owner occupied and non-owner occupied loans as well as multifamily loans. The Company originates fixed and adjustable rate commercial real estate loans to new and existing customers located within its primary markets; however, the property may be located outside of our primary lending areas. As of March 31, 2025, approximately 92% of the properties related to the commercial real estate loans were located in the state of Ohio. Commercial real estate loans are typically originated with maturity dates of less than 20 years with repricing every 5 years. Management believes that the segment is well diversified.

The following table breaks down the Company’s commercial real estate portfolio by category and provides the weighted average loan-to-value for each category as of March 31, 2025:

		Percent of	Percent of	Weighted Average
(Dollar amounts in thousands)	Balance	CRE Portfolio	Loan Portfolio	Loan-to-Value

Multi-Family	$88,737	12.9%	5.7%	61.3%
Owner Occupied
Real Estate and Rental and Leasing	61,835	9.0%	4.0%	55.7%
Other Services (except Public Administration)	32,815	4.8%	2.1%	54.1%
Manufacturing	18,397	2.7%	1.2%	44.7%
Agriculture, Forestry, Fishing and Hunting	12,628	1.8%	0.8%	36.4%
Other	59,737	8.6%	3.9%	54.0%
Total Owner Occupied	$185,412	26.9%	12.0%
Non-Owner Occupied
Real Estate and Rental and Leasing	343,169	49.9%	22.1%	55.5%
Accommodation and Food Services	40,039	5.8%	2.6%	55.9%
Health Care and Social Assistance	19,328	2.8%	1.2%	65.5%
Manufacturing	7,428	1.1%	0.5%	49.5%
Other	3,657	0.6%	0.2%	85.4%
Total Non-Owner Occupied	$413,621	60.2%	26.6%
Total CRE	$687,770	100.0%	44.3%

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a material percentage of its loan portfolio in commercial real estate loans. On March 31, 2025, commercial real estate loans (including construction, land, and land development loans) represented 285.9% of total risk-based capital, and growth in that segment over the past 36 months was 19.7%, which is less than the 50% threshold laid out in the regulatory guidance. Construction, land, and land development loans represent 51.7% of total risk-based capital. Based on the regulatory guidance, the Company does not have a concentration in commercial real estate lending as of March 31, 2025.

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

Nonperforming loans in the commercial real estate segment were $25.3 million at March 31, 2025. The allowance for credit losses for this segment totaled $8.6 million at March 31, 2025, representing an allowance for credit losses to loans ratio of 1.24% specific to the commercial real estate segment.

Our residential real estate loans totaled $351.3 million, or 22.7% of total loans, at March 31, 2025. The Bank grants real estate loans primarily within its designated lending areas, consisting of the communities surrounding branch offices in Ashtabula, Geauga, Portage, Summit, Cuyahoga, Lake, Trumbull, Madison, Delaware, Franklin, Union, Logan, and Hardin counties in Ohio. At March 31, 2025, approximately 99% of the properties related to our residential real estate loans were located in Ohio. Management believes our knowledge of these markets and our relative connectedness to the consumer borrowers we serve outweighs the geographic concentration risks. Our credit policy requires minimum credit scores, evidence of stable income, and maximum loan-to-values when underwriting residential real estate loans. The evaluation of our retail credit portfolio is defined in our credit policy and incorporates the Uniform Real Credit Classification and Account Management Policy as prescribed by federal regulatory authorities. Nonperforming loans in the residential real estate segment were $2.4 million at March 31, 2025. The allowance for credit losses for this segment totaled $5.7 million at March 31, 2025, representing an allowance for credit losses to loans ratio of 1.61% specific to the residential real estate segment.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of March 31, 2025, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On March 31, 2025, unused line of credit commitments totaled $455.5 million, which is a decrease of $7.3 million, or 1.6%, from December 31, 2024. The commercial unused line of credit commitments were $292.3 million as of March 31, 2025, compared to $308.8 million on December 31, 2024.

Allowance for Credit Losses and Asset Quality. The ACL decreased by $46,000, or 0.2%, to $22.4 million on March 31, 2025, from $22.4 million on December 31, 2024. For the three months ended March 31, 2025, net loan recoveries totaled $209,000, or 0.06% of average loans, annualized, compared to $68,000 or 0.02% of average loans, annualized, for the same period in 2024. The provision for credit losses associated with loans was $255,000 for the three months ended March 31, 2025. The ratio of the ACL to nonperforming loans was 75.8% as of March 31, 2025, compared to 194.5% for the same period in the prior year. The ACL to total loans ratio increased to 1.44% as of March 31, 2025, compared to 1.41% as of March 31, 2024. The decrease in the ACL was mainly from changes in portfolio activity, updated assumptions, and the economic outlook.

Management analyzes the adequacy of the ACL regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The ACL is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the uncertainty characterized by inflation, interest rates, and tariffs. The direct impacts of the pandemic and related economic disruptions, the market liquidity events in 2023, and persistently high inflation, which previously dominated our risk analysis, have lessened. Geopolitical events with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. Changes in interest rates could potentially impact the valuations of assets that collateralize our loans. The Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the ACL is appropriately stated as of March 31, 2025. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the Three Months Ended March 31,
	2025			2024
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollar amounts in thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$183,711	$13	0.03%	$180,119	$11	0.02%
Non-owner occupied	413,590	7	0.01%	398,167	-	0.00%
Multifamily	89,430	-	0.00%	81,679	-	0.00%
Residential real estate	352,899	35	0.04%	328,480	-	0.00%
Commercial and industrial	232,647	164	0.28%	223,323	8	0.01%
Home equity lines of credit	145,489	4	0.01%	127,896	(7)	(0.02%)
Construction and other	113,304	-	0.00%	129,744	-	0.00%
Consumer installment	6,267	(14)	(0.89%)	7,136	56	3.14%
Total	$1,537,337	$209	0.05%	$1,476,543	$68	0.02%

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

Nonperforming loans at March 31, 2025, were $29.6 million, compared to $30.0 million at December 31, 2024. Three commercial real estate loans were moved to nonaccrual during 2024, and the balance of these loans as of March 31, 2025, was $18.9 million. These loans are adequately secured and individually analyzed within the ACL calculation as of March 31, 2025. Management believes these relationships do not indicate a trend in the markets served, the portfolio, or underwriting standards. A major factor in determining the appropriateness of the ACL is the type of collateral that secures the loans. Nonperforming loans secured by real estate totaled $29.2 million and $29.7 million as of March 31, 2025 and December 31, 2024, respectively. Of the total nonperforming loans on March 31, 2025, 98.9% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.54 billion or 93.0% of the Company’s total average funding sources at March 31, 2025. Total deposits increased $94.0 million on March 31, 2025, from $1.45 billion on December 31, 2024. The following table summarizes fluctuation within the primary segments of the deposit portfolio (in thousands):

	March 31,	December 31,
	2025	2024	$ change	% change

Noninterest-bearing demand	$369,492	$377,875	$(8,383)	(2.22%)
Interest-bearing demand	222,953	208,291	14,662	7.04%
Money market	481,664	414,074	67,590	16.32%
Savings	189,943	197,749	(7,806)	(3.95%)
Time	275,673	247,704	27,969	11.29%
Total deposits	$1,539,725	$1,445,693	$94,032	6.50%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $92.4 million on March 31, 2025 and $35.1 million on December 31, 2024 and are included in time deposits on the Consolidated Balance Sheet.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $486.4 million, or 31.6% of total deposits, at March 31, 2025 and approximately $447.2 million, or 30.9% of total deposits, at December 31, 2024.

Public fund deposits from state and political subdivisions in the U.S. compared to total deposits were $194.6 million, or 12.6% at March 31, 2025 and $167.9 million, or 11.6% at December 31, 2024.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. Short-term borrowings decreased by $62.4 million to $110.0 million as of March 31, 2025, compared to $172.4 million at December 31, 2024. Other borrowings were relatively unchanged at $11.6 million as of March 31, 2025 and $11.7 million on December 31, 2024.

Stockholders’ equity. Stockholders’ equity increased $3.2 million, or 1.5%, to $213.8 million at March 31, 2025 from $210.6 million at December 31, 2024. This increase was primarily the result of $4.8 million in net income. These changes were partially offset by $1.7 million of cash dividends paid.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $21.29 at March 31, 2025 compared to $20.18 at March 31, 2024 and $20.88 at December 31, 2024. Tangible equity has been impacted by the changes in stockholders' equity described in the previous paragraph, including the unrealized losses of the Company's available-for-sale investment securities portfolio. Net unrealized losses from available-for-sale investment securities were $25.9 million as of March 31, 2025, compared to net unrealized losses of $23.0 million at March 31, 2024, and net unrealized losses of $25.4 million at December 31, 2024.

RESULTS OF OPERATIONS

General. Net income for the three months ended March 31, 2025, was $4.8 million, a $663,000, or 15.9%, increase from the amount earned during the same period in 2024. Diluted earnings per share for the quarter were $0.60 for the three months ended March 31, 2025 and $0.51 for the same period in 2024.

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

Net interest income for the three months ended March 31, 2025, totaled $16.1 million, an increase of 7.5% from that reported in the comparable period of 2024. The net interest margin was 3.69% for the three months ended March 31, 2025, an increase of 15 basis points for the same period of 2024. The increase in the net interest margin is attributable to a decrease of 56 basis points paid on money market deposits and certificates of deposits, a decrease in the average balance of certificates of deposit of $72.9 million, an increase in the average balance of loans of $60.8 million, and a decrease in the average balance of FHLB advances of $24.1 million, coupled with a decrease of 101 basis points in the average cost of those advances. The increase was partially offset by an increase in the average balance of money market deposits of $160.0 million.

The Company is currently in a slightly liability-sensitive position and expects to remain so for the next 18-month outlook period. A decrease in rates should lead to a minimal expansion of net interest margin as the Company’s interest-bearing liabilities reprice faster than its interest-bearing assets. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of March 31, 2025, nearly all loan contracts with floor rates exceed their contractual floor rates. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $861,000 or 3.5%, for the three months ended March 31, 2025, compared to the same period in the prior year. This is mainly attributable to a $992,000 increase in interest and fees on loans, which is due to an increase in the average balance of loans of $60.8 million, or 4.1%. The average balance of investment securities increased by $145,000, or 0.1%, and the 3.69% yield on the investment portfolio increased by 13 basis points, from 3.56%, for the same period in the prior year. The yield for the investment portfolio is based on amortized cost.

Interest expense. Interest expense decreased by $268,000, or 2.8%, for the three months ended March 31, 2025, compared to the same period in the prior year. This decrease in interest expense is primarily attributable to a decrease in short-term borrowing expense of $646,000 as a result of the Bank paying down FHLB advances and a decrease of 101 basis points on the rate paid on those advances. The increase in deposit expense of $419,000 is attributable to an increase in the average balance of interest-bearing deposits of $88.1 million, or 8.4% which is slightly offset by a 5-basis point decrease in the rates paid on deposits.

Provision for (recovery of) credit losses. The provision for (recovery of) credit losses represents the charge to income necessary to adjust the ACL to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a provision for credit losses of $95,000 was recorded for the three months ended March 31, 2025, consisting of a recovery of credit losses on loans of $255,000 and a provision for credit losses for unfunded commitments of $350,000. A recovery of credit losses of $136,000 was recorded for the three months ended March 31, 2024. The increase in the provision for credit losses for the three months ended March 31, 2025 was mainly due to an increase in the liability for unfunded commitments related to an increase in loss rates.

Noninterest income. Noninterest income increased by $148,000, or 8.2%, for the three months ended March 31, 2025, over the comparable 2024 period. This increase was the result of a tax-free benefit from a bank-owned life insurance death claim of $633,000. The increase was partially offset by a $227,000 decrease in other income.

Noninterest expense. Noninterest expense of $12.2 million for the first quarter of 2025 was 1.9%, or $228,000 higher than the first quarter of 2024, primarily due to a $224,000 increase in salaries and employee benefits and a $135,000 increase in occupancy expense.  This increase was partially offset by a $133,000 decrease in other expense and $99,000 decrease in gross OREO expenses.

Provision for income taxes. The Company recognized $924,000 in income tax expense for the three months ended March 31, 2025, which reflected an effective tax rate of 16.1%, as compared to $769,000 in income tax expense with an effective tax rate of 15.6% for the comparable 2024 period.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spreads and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages, the average loan balances include nonaccrual loans and exclude the allowance for credit losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities (tax-exempt for federal income tax purposes) and loans are shown on a fully tax-equivalent basis utilizing a federal tax rate of 21%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	For the Three Months Ended March 31,
	2025			2024

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,537,337	$23,387	6.17%	$1,476,543	$22,395	6.11%
Investment securities ⁽²⁾	191,996	1,490	3.69%	191,851	1,439	3.56%
Interest-earning deposits with other banks ⁽³⁾	67,661	596	3.57%	64,139	778	4.88%
Total interest-earning assets	$1,796,994	$25,473	5.81%	$1,732,533	$24,612	5.78%
Noninterest-earning assets	84,542			90,151
Total assets	$1,881,536			$1,822,684
Interest-bearing liabilities:
Interest-bearing demand deposits	$220,192	1,154	2.13%	$211,009	978	1.86%
Money market deposits	458,446	3,816	3.38%	298,479	2,827	3.81%
Savings deposits	192,931	388	0.82%	201,080	290	0.58%
Certificates of deposit	261,006	2,527	3.93%	333,871	3,371	4.06%
Short-term borrowings	120,238	1,347	4.54%	144,357	1,993	5.55%
Other borrowings	11,639	143	4.98%	11,840	184	6.25%
Total interest-bearing liabilities	$1,264,452	$9,375	3.01%	$1,200,636	$9,643	3.23%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$390,354			$400,209
Other liabilities	14,265			16,497
Stockholders' equity	212,465			205,342
Total liabilities and stockholders' equity	$1,881,536			$1,822,684
Net interest income		$16,098			$14,969
Interest rate spread ⁽⁴⁾			2.80%			2.55%
Net interest margin ⁽⁵⁾			3.69%			3.54%
Ratio of average interest-earning assets to average interest-bearing liabilities			142.12%			144.30%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $272 and $281 for the three months ended March 31, 2025 and 2024, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended March 31, 2025, and 2024, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2025 versus 2024
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$916	$76	$992
Investment securities	1	50	51
Interest-earning deposits with other banks	42	(224)	(182)
Total interest-earning assets	$959	$(98)	$861

Interest-bearing liabilities:
Interest-bearing demand deposits	$42	$134	$176
Money market deposits	1,503	(514)	989
Savings deposits	(12)	110	98
Certificates of deposit	(729)	(115)	(844)
Short-term borrowings	(330)	(316)	(646)
Other borrowings	(3)	(38)	(41)
Total interest-bearing liabilities	$471	$(739)	$(268)

Net interest income	$488	$641	$1,129

LIQUIDITY

Management's objective in managing liquidity is to continue meeting the cash flow needs of banking customers, such as new or increased borrowings or deposit withdrawals, as well as the Company’s financial commitments, while doing so at a reasonable cost and in a timely manner. The principal sources of liquidity are customer deposits, loan repayments, maturing investment securities available for sale, and federal funds sold, which generate cash that the Company deposits with banks. While investment securities available for sale are generally considered as a source of cash, in the current interest rate environment, it is unlikely that any of these securities would be sold for funding needs. The Company offers a line of retail deposit products created to align with customer expectations while expanding the Company’s core funding base. The Company’s goal is to obtain the majority of its funding from customer deposits, which are generated principally through development of long-term customer relationships. Along with its liquid assets, the Company has additional sources of liquidity available to ensure that adequate funds are available as needed. These include, but are not limited to, the purchase of federal funds, the ability to borrow funds under line of credit agreements with correspondent banks and borrowing agreements with the FHLB and Federal Reserve Bank, the purchase of brokered deposits, and the adjustment of interest rates to obtain deposits.

At March 31, 2025, the additional borrowing capacity at the FHLB was $346.9 million, as compared to $381.7 million on December 31, 2024. The Company’s maximum borrowing capacity at the FHLB was $481.9 million at March 31, 2025. During the third quarter of 2024, the Company was approved for a Borrower in Custody ("BIC") Arrangement to pledge certain loan portfolios, and therefore, the Company also has the option of borrowing from the Federal Reserve discount window. The borrowing capacity with the Federal Reserve discount window was $138.1 million at March 31, 2025. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At March 31, 2025, total net available liquidity was $785.2 million, compared to $859.0 million at December 31, 2025. This accounted for 51.0% of total deposits at March 31, 2025, compared to 59.4% at December 31, 2025. At March 31, 2025, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of March 31, 2025. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the three months ended March 31, 2025, the adjustments to reconcile net income to net cash provided by operating activities consisted mainly of net stock-based compensation, core deposit intangibles amortization, origination and proceeds from the sale of loans held for sale, earnings on bank-owned life insurance, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows.

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

The Bank and the Company met each of the well-capitalized ratio guidelines as of March 31, 2025. The following table indicates the capital ratios for the Bank and the Company as of March 31, 2025, and December 31, 2024, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of March 31, 2025
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.87%	11.92%	11.92%	13.17%
Middlefield Banc Corp.	10.92%	12.09%	11.61%	13.35%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.70%	11.99%	11.99%	13.24%
Middlefield Banc Corp.	10.86%	12.28%	11.78%	13.54%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at March 31, 2025, and December 31, 2024, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the March 31, 2025, and December 31, 2024 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2025, and December 31, 2024, for portfolio equity.

	March 31, 2025		December 31, 2024
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(2.60%)	(3.00%)	(3.40%)	(7.10%)
-100bp	1.30%	(0.20%)	1.80%	2.10%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2025, have remained unchanged from December 31, 2024. However, the Company has identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities available for sale, loan portfolios, and unfunded commitments. Please refer to Note 1 - Summary of Significant Accounting Policies of our 2024 Form 10-K for further discussion on significant accounting policies.

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
The Company is attentive to various risks and continuously evaluates the potential impact of such risks. There have been no material updates or changes in risks faced by the Company since December 31, 2024. For more information regarding our risk factors, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the Company's repurchases of common shares for the three months ended March 31, 2025:

2025 period
(Dollar amounts in thousands, except per share data)	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

January 1-31	-	$-	-	250,052
February 1-28	-	-	-	250,052
March 1-31	-	-	-	250,052
Total	-	$-

(a) In February 2022, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock under the Company's repurchase program (the "Program") to enhance the value of Company stock and manage its capital. In February 2023, the Board of Directors authorized the Company to repurchase an additional 300,000 shares under the Program. The Company has completed the repurchase of 349,948 shares under the Program through March 31, 2025. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other information
During the three months ended March 31, 2025, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended March 31, 2025

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	Split-Dollar Agreement between The Middlefield Banking Company and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.1.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.2*	Split-Dollar Agreement between The Middlefield Banking Company and Thomas M. Wilson	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.3	Agreement for the Exchange of Real Estate	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.'s 8-K Current Report filed on June 5, 2024

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Cheravitch	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Thomas M. Wilson	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.4*	Change in Control Agreement between Middlefield Banc Corp. and Sarah A. Winters	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.5	[reserved]

10.4.6	[reserved]

10.4.7*	Amended Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.9*	First Amendment to the Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.10*	Secondary Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13*	Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.13 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	[reserved]

10.16	[reserved]

10.17	[reserved]

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19*	DBO Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.'s Form 8-K Current Report on Form 8-K filed on July 11, 2024

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 13, 2024

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1*	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.35*	Form of a Performance Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

10.36*	Form of a Restricted Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: May 13, 2025	By: /s/ Ronald L. Zimmerly, Jr.

----------------------------------------

Ronald L. Zimmerly, Jr.

Director, President and Chief Executive Officer

(Principal Executive Officer)

Date: May 13, 2025	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President - Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)