Form 10-Q
period 2025-06-30
MIDDLEFIELD BANC CORP
filed 2025-08-12
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Outstanding at August 12, 2025: 8,081,193

 MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Cash and due from banks	$59,145	$46,037
Federal funds sold	13,701	9,755
Cash and cash equivalents	72,846	55,792
Investment securities available for sale, at fair value	161,116	165,802
Other investments	1,014	855
Loans held for sale	152	-
Loans:
Commercial real estate:
Owner occupied	196,645	181,447
Non-owner occupied	405,032	412,291
Multifamily	79,497	89,849
Residential real estate	357,217	353,442
Commercial and industrial	257,519	229,034
Home equity lines of credit	156,297	143,379
Construction and other	123,531	103,608
Consumer installment	6,187	6,564
Total loans	1,581,925	1,519,614
Less: allowance for credit losses	22,335	22,447
Net loans	1,559,590	1,497,167
Premises and equipment, net	20,304	20,565
Premises and equipment held for sale	1,015	-
Goodwill	36,356	36,356
Core deposit intangibles	5,112	5,611
Bank-owned life insurance	35,102	35,259
Accrued interest receivable and other assets	31,762	35,952
TOTAL ASSETS	$1,924,369	$1,853,359
LIABILITIES
Deposits:
Noninterest-bearing demand	$371,155	$377,875
Interest-bearing demand	236,239	208,291
Money market	466,935	414,074
Savings	184,534	197,749
Time	334,755	247,704
Total deposits	1,593,618	1,445,693
Federal Home Loan Bank advances	89,000	172,400
Other borrowings	11,557	11,660
Accrued interest payable and other liabilities	14,142	13,044
TOTAL LIABILITIES	1,708,317	1,642,797
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,960,503 and 9,953,018 shares issued; 8,081,193 and 8,073,708 shares outstanding	162,195	161,999
Additional paid-in capital	811	246
Retained earnings	116,892	109,299
Accumulated other comprehensive loss	(22,937)	(20,073)
Treasury stock, at cost; 1,879,310 and 1,879,310 shares	(40,909)	(40,909)
TOTAL STOCKHOLDERS' EQUITY	216,052	210,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,924,369	$1,853,359

See accompanying notes to unaudited consolidated financial statements.

 MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$25,122	$23,422	$48,509	$45,817
Interest-earning deposits in other institutions	325	386	616	823
Federal funds sold	120	122	275	274
Investment securities:
Taxable interest	526	505	1,056	972
Tax-exempt interest	960	966	1,920	1,938
Dividends on stock	183	198	333	387
Total interest and dividend income	27,236	25,599	52,709	50,211

INTEREST EXPENSE
Deposits	8,789	8,423	16,674	15,889
Short-term borrowings	870	1,920	2,217	3,913
Other borrowings	140	173	283	357
Total interest expense	9,799	10,516	19,174	20,159

NET INTEREST INCOME	17,437	15,083	33,535	30,052

Provision for (Recovery of) credit losses	(506)	87	(411)	(49)

NET INTEREST INCOME AFTER PROVISON FOR (RECOVERY OF) CREDIT LOSSES	17,943	14,996	33,946	30,101

NONINTEREST INCOME
Service charges on deposit accounts	1,061	971	2,050	1,880
Loss on equity securities	(7)	(27)	(41)	(79)
Earnings on bank-owned life insurance	230	227	723	454
Gain on sale of loans	39	69	63	79
Revenue from investment services	310	269	578	473
Gain on exchange of real estate	1,229	-	1,229	-
Gross rental income	-	-	-	67
Other income	216	251	420	682
Total noninterest income	3,078	1,760	5,022	3,556

NONINTEREST EXPENSE
Salaries and employee benefits	6,734	6,111	13,291	12,444
Occupancy expense	667	601	1,354	1,153
Equipment expense	248	261	473	501
Data processing and information technology costs	1,273	1,168	2,544	2,417
Ohio state franchise tax	399	397	798	794
Federal deposit insurance expense	267	256	534	507
Professional fees	521	557	1,119	1,115
Advertising expense	451	508	815	927
Software amortization expense	95	21	185	43
Core deposit intangible amortization	250	258	499	516
Loss on premises and equipment held for sale	693	-	693	-
Gross other real estate owned expenses	-	-	-	99
Other expense	2,053	1,764	3,539	3,351
Total noninterest expense	13,651	11,902	25,844	23,867

Income before income taxes	7,370	4,854	13,124	9,790
Income taxes	1,213	690	2,137	1,459

NET INCOME	$6,157	$4,164	$10,987	$8,331

EARNINGS PER SHARE
Basic	$0.76	$0.52	$1.36	$1.04
Diluted	$0.76	$0.52	$1.36	$1.03

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$6,157	$4,164	$10,987	$8,331

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	(3,161)	(1,693)	(3,625)	(4,276)
Tax effect	664	355	761	898
Total other comprehensive income (loss)	(2,497)	(1,338)	(2,864)	(3,378)

Comprehensive income (loss)	$3,660	$2,826	$8,123	$4,953

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, March 31, 2025	9,960,503	$162,195	$515	$112,432	$(20,440)	$(40,909)	$213,793

Net income				6,157			6,157
Other comprehensive loss					(2,497)		(2,497)
Restricted stock grant			296				296
Cash dividends ($0.21 per share)				(1,697)			(1,697)

Balance, June 30, 2025	9,960,503	$162,195	$811	$116,892	$(22,937)	$(40,909)	$216,052

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, March 31, 2024	9,946,454	$161,823	$102,791	$(18,130)	$(40,909)	205,575

Net income			4,164			4,164
Other comprehensive loss				(1,338)		(1,338)
Cash dividends ($0.20 per share)			(1,613)			(1,613)

Balance, June 30, 2024	9,946,454	$161,823	$105,342	$(19,468)	$(40,909)	$206,788

See accompanying notes to unaudited consolidated financial statements.

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2024	9,953,018	$161,999	$246	$109,299	$(20,073)	$(40,909)	$210,562

Net income				10,987			10,987
Other comprehensive loss					(2,864)		(2,864)
Shares issued for stock grants	7,485	196					196
Restricted stock grant			565				565
Cash dividends ($0.42 per share)				(3,394)			(3,394)

Balance, June 30, 2025	9,960,503	$162,195	$811	$116,892	$(22,937)	$(40,909)	$216,052

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2023	9,930,704	$161,388	$100,237	$(16,090)	$(39,854)	205,681

Net income			8,331			8,331
Other comprehensive loss				(3,378)		(3,378)
Shares issued for stock grants	15,750	435				435
Common shares repurchased (43,858)					(1,055)	(1,055)
Cash dividends ($0.40 per share)			(3,226)			(3,226)

Balance, June 30, 2024	9,946,454	$161,823	$105,342	$(19,468)	$(40,909)	$206,788

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$10,987	$8,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(411)	(49)
Loss on premises and equipment held for sale	693	-
Gain on exchange of real estate	(1,229)	-
Loss (gain) on equity securities	41	79
Software amortization expense	185	43
Amortization of premium and discount on investment securities, net	278	279
Amortization of core deposit intangibles	499	516
Depreciation, amortization, and accretion, net	(273)	(110)
Stock-based compensation, net	695	43
Origination of loans held for sale	(1,312)	(2,611)
Proceeds from sale of loans held for sale	1,223	2,690
Loss (gain) on sale of loans held for sale	(63)	(79)
Earnings on bank-owned life insurance	(723)	(454)
Deferred income tax	(315)	(124)
Decrease (increase) in accrued interest receivable	(4)	(251)
Increase (decrease) in accrued interest payable	618	3,336
Other, net	1,957	(2,836)
Net cash provided by (used in) operating activities	12,846	8,803

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	783	1,698
Purchases	-	(1,898)
Other Investments:
Purchases	(200)	(5)
Decrease (increase) in loans, net	(60,301)	(18,576)
Purchase of loans	(831)	-
Proceeds from bank-owned life insurance	892	-
Purchase of premises and equipment	(897)	(196)
Purchase of restricted stock	(1,637)	(723)
Redemption of restricted stock	5,371	1,758
Net cash provided by (used in) investing activities	(56,820)	(17,942)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	147,925	42,942
Net increase (decrease) in Federal Home Loan Bank advances	(83,400)	(38,000)
Repayment of other borrowings	(103)	(100)
Repurchase of common shares	-	(1,055)
Cash dividends	(3,394)	(3,226)
Net cash provided by (used in) financing activities	61,028	561

Increase (decrease) in cash and cash equivalents	17,054	(8,578)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,792	60,836

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,846	$52,258

	For the Six Months Ended
	June 30,
	2025	2024
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$18,556	$16,823
Income taxes	1,800	1,807

Noncash investing transactions:
Exchange of real estate, net	$1,229	$-
Transfer from premises and equipment, net to premises and equipment held for sale	1,015	-

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiaries, Middlefield Investments, Inc. (“MI”) and MB Insurance Services (“MIS”). All significant inter-company items have been eliminated. On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On June 30, 2025, MI’s assets consist of a cash account, available-for-sale investment securities, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On June 30, 2025, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI did not operate after the merger, and its existence ended January 19, 2024. All significant intercompany items have been eliminated between MBC and these subsidiaries.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses. The guidance requires public companies to disclose additional information about certain types of costs and expenses in the footnotes. The amendment should be applied on a prospective or retrospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The effective date was clarified in ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which was issued in January 2025. These ASUs are not expected to have a significant impact on the Company’s financial statements.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from equity security gains (losses), gains on the sale of loans, rental income, and BOLI income, are not within the scope of ASC 606. For the six months ended June 30, 2025, these revenue sources cumulatively comprise 94.7% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollar amounts in thousands)	2025	2024	2025	2024

Service charges on deposit accounts:
Overdraft fees	$258	$248	$520	$497
ATM banking fees	483	491	915	932
Service charges and other fees	320	232	615	451
Loss on equity securities ⁽ª⁾	(7)	(27)	(41)	(79)
Earnings on bank-owned life insurance ⁽ª⁾	230	227	723	454
Gain on sale of loans ⁽ª⁾	39	69	63	79
Revenue from investment services	310	269	578	473
Gain on exchange of real estate ⁽ª⁾	1,229	-	1,229	-
Miscellaneous fee income	96	101	192	195
Gross rental income ⁽ª⁾	-	-	-	67
Other income	120	150	228	487
Total noninterest income	$3,078	$1,760	$5,022	$3,556

(a) Not within scope of ASC 606

NOTE 3 - EARNINGS PER SHARE

The Company provides a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the average shares outstanding. Diluted earnings per share adds the dilutive effects of restricted stock to average shares outstanding.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six months ended June 30, 2025 and 2024:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Weighted-average common shares outstanding	9,960,503	9,946,454	9,959,316	9,944,025

Average treasury stock shares	(1,879,310)	(1,879,310)	(1,879,310)	(1,864,851)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,081,193	8,067,144	8,080,006	8,079,174

Additional common stock equivalents (stock options and restricted stock) used to calculate diluted earnings per share	32,379	5,355	27,060	5,355

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,113,572	8,072,499	8,107,066	8,084,529

At June 30, 2025 and 2024, there were 52,181 and 33,001 anti-dilutive shares, respectively, excluded from the calculation of diluted earnings per share related to restricted stock awards.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three and six months ended June 30, 2025, and 2024, respectively:

(Dollar amounts in thousands)	Unrealized holding gain (loss) on securities available for sale
Balance at March 31, 2025	$(20,440)
Other comprehensive loss⁽ª⁾	(2,497)
Balance at June 30, 2025	$(22,937)

Balance at December 31, 2024	$(20,073)
Other comprehensive loss⁽ª⁾	(2,864)
Balance at June 30, 2025	$(22,937)

(Dollar amounts in thousands)	Unrealized holding gain (loss) on securities available for sale
Balance at March 31, 2024	$(18,130)
Other comprehensive loss⁽ª⁾	(1,338)
Balance at June 30, 2024	$(19,468)

Balance at December 31, 2023	$(16,090)
Other comprehensive loss⁽ª⁾	(3,378)
Balance at June 30, 2024	$(19,468)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the three and six months ended June 30, 2025, and 2024.

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

		June 30, 2025
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,975	$6,659	$32,634
Obligations of states and political subdivisions	-	120,482	-	$120,482
Mortgage-backed securities in government-sponsored entities	-	8,000	-	$8,000
Total investment securities available for sale	-	154,457	6,659	161,116
Equity securities	729	-	-	729
Total	$729	$154,457	$6,659	$161,845

		December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,830	$6,639	$32,469
Obligations of states and political subdivisions	-	124,966	-	124,966
Mortgage-backed securities in government-sponsored entities	-	8,367	-	8,367
Total investment securities available for sale	-	159,163	6,639	165,802
Equity securities	753	-	-	753
Total	$753	$159,163	$6,639	$166,555

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

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

	Subordinated debt
(Dollar amounts in thousands)	June 30, 2025	December 31, 2024
Beginning of year	$6,639	$8,801
Transfers out of Level III (1)	-	(2,250)
Net change in unrealized loss on investment securities available-for-sale	20	88
End of year	$6,659	$6,639

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

		June 30, 2025
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Premises and equipment held for sale	$-	$-	$1,015	$1,015

		December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	-	-	3,321	3,321

Premises and Equipment Held for Sale - Premises and equipment held for sale consist of a branch location held for sale.  The Company has measured impairment on branch locations held for sale based on the fair value of the property. Fair value is based on the listed selling price, which is predominately determined using market transactions for similar properties. In some cases, management may adjust the sales price due to changes in market conditions, length of time that the property has been on the market, or other factors that a market participant may take into account when valuing the property. Additionally, management estimates expected costs to sell the property. If the fair value of the premises and equipment held for sale is less than the carrying amount, a charge is taken to reduce the property to its fair value (less estimated selling costs), and the property is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the property exceeds the carrying amount, then the property is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $72,000 for June 30, 2025.

Collateral-Dependent Loans – The Company has measured impairment on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs), and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $968,000 for  December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2025
Premises and equipment held for sale	$1,015	Sale price	Adjustments to selling price	16.0%

	Quantitative Information about Level III Fair Value Measurements
(Dollar amounts in thousands)
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Collateral-dependent loans	$3,321	Appraisal of collateral	Appraisal adjustments	0 - 23.9% (23.9%)

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	June 30, 2025
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,559,590	$-	$-	$1,539,653	$1,539,653
Mortgage servicing rights	1,426	-	-	2,403	2,403

Financial liabilities:
Non-maturing deposits	$1,258,863	$1,258,863	$-	$-	$1,258,863
Time deposits	334,755	-	-	333,331	333,331
Other borrowings	11,557	-	-	11,557	11,557

	December 31, 2024
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Net loans	$1,497,167	$-	$-	$1,462,650	$1,462,650
Mortgage servicing rights	1,497	-	-	2,522	2,522

Financial liabilities:
Non-maturing deposits	$1,197,989	$1,197,989	$-	$-	$1,197,989
Time deposits	247,704	-	-	245,999	245,999
Other borrowings	11,660	-	-	11,660	11,660

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

NOTE 6 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,000	$75	$(1,441)	$32,634
Obligations of states and political subdivisions:
Tax-exempt	147,502	4	(27,024)	120,482
Mortgage-backed securities in government-sponsored entities	8,648	21	(669)	8,000
Total	$190,150	$100	$(29,134)	$161,116

(a)	Accrued interest of $1.5 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value

Subordinated debt	$34,300	$67	$(1,898)	$32,469
Obligations of states and political subdivisions:
Tax-exempt	147,767	4	(22,805)	124,966
Mortgage-backed securities in government-sponsored entities	9,144	1	(778)	8,367
Total	$191,211	$72	$(25,481)	$165,802

(a)	Accrued interest of $1.5 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

The amortized cost and fair value of investment securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$590	$590
Due after one year through five years	12,091	11,852
Due after five years through ten years	52,878	50,268
Due after ten years	124,591	98,406
Total	$190,150	$161,116

There were no investment securities sold during the six months ended June 30, 2025, or the year ended  December 31, 2024.

Investment securities with an approximate carrying value of $110.2 million and $112.1 million on  June 30, 2025, and  December 31, 2024, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$3,463	$(37)	$26,596	$(1,404)	$30,059	$(1,441)
Obligations of states and political subdivisions:
Tax-exempt	12,246	(649)	102,212	(26,375)	114,458	(27,024)
Mortgage-backed securities in government-sponsored entities	1,358	(42)	4,810	(627)	6,168	(669)
Total	$17,067	$(728)	$133,618	$(28,406)	$150,685	$(29,134)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Subordinated debt	$10,632	$(368)	$20,770	$(1,530)	$31,402	$(1,898)
Obligations of states and political subdivisions:
Tax-exempt	15,456	(487)	102,484	(22,318)	117,940	(22,805)
Mortgage-backed securities in government-sponsored entities	1,986	(49)	5,118	(729)	7,104	(778)
Total	$28,074	$(904)	$128,372	$(24,577)	$156,446	$(25,481)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 24 securities in an unrealized loss position for less than twelve months and 174 securities in an unrealized loss position for twelve months or greater on June 30, 2025. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of June 30, 2025 and December 31, 2024, no ACL was required on investment securities available for sale.

Other investments, which primarily represent equity securities, totaled $1.0 million and $855,000 at June 30, 2025 and December 31, 2024, respectively. The Company recognized a loss on other investments of $7,000 and $27,000 for the three months ended June 30, 2025, and 2024, respectively. The Company recognized a loss on other investments of $41,000 and $79,000 for the six months ended June 30, 2025, and 2024, respectively.

NOTE 7 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the loan portfolio by primary segment and class of financial receivable:

	June 30,	December 31,
(Dollar amounts in thousands)	2025 ⁽¹⁾⁽²⁾	2024 ⁽¹⁾⁽²⁾

Commercial real estate:
Owner occupied	$196,645	$181,447
Non-owner occupied	405,032	412,291
Multifamily	79,497	89,849
Residential real estate	357,217	353,442
Commercial and industrial	257,519	229,034
Home equity lines of credit	156,297	143,379
Construction and other	123,531	103,608
Consumer installment	6,187	6,564
Total loans	1,581,925	1,519,614
Less: Allowance for credit losses	(22,335)	(22,447)
Net loans	$1,559,590	$1,497,167

(1)

Accrued interest of $5.5 million and $5.5 million at  June 30, 2025 and December 31, 2024, respectively, is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheets.

(2)	Unearned income, including net deferred loan fees and costs and unamortized premiums and discounts, totaled $7.1 million and $8.2 million at June 30, 2025 and December 31, 2024, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments:

	For the Three Months Ended June 30, 2025
	Allowance for Credit Losses
(Dollar amounts in thousands)	Balance				Balance
	March 31, 2025	Charge-offs	Recoveries	Provision	June 30, 2025
Loans:
Commercial real estate:
Owner occupied	$2,288	$-	$-	$250	$2,538
Non-owner occupied	5,098	(18)	-	(452)	4,628
Multifamily	1,168	-	-	(111)	1,057
Residential real estate	5,650	-	-	151	5,801
Commercial and industrial	2,971	-	1	42	3,014
Home equity lines of credit	920	-	-	68	988
Construction and other	4,233	-	-	1	4,234
Consumer installment	73	-	35	(33)	75
Total	$22,401	$(18)	$36	$(84)	$22,335

	For the Three Months Ended June 30, 2024
	Allowance for Credit Losses
(Dollar amounts in thousands)	Balance				Balance
	March 31, 2024	Charge-offs	Recoveries	Provision	June 30, 2024
Loans:
Commercial real estate:
Owner occupied	$2,060	$-	$-	$(2)	$2,058
Non-owner occupied	7,768	-	-	213	7,981
Multifamily	1,204	-	-	64	1,268
Residential real estate	4,774	-	-	117	4,891
Commercial and industrial	2,038	-	8	384	2,430
Home equity lines of credit	785	-	-	28	813
Construction and other	2,373	-	-	(83)	2,290
Consumer installment	67	(6)	27	(24)	64
Total	$21,069	$(6)	$35	$697	$21,795

	For the Six Months Ended June 30, 2025
	Allowance for Credit Losses
(Dollar amounts in thousands)	Balance				Balance
	December 31, 2024	Charge-offs	Recoveries	Provision	June 30, 2025
Loans:
Commercial real estate:
Owner occupied	$2,100	$-	$13	$425	$2,538
Non-owner occupied	8,364	(18)	7	(3,725)	4,628
Multifamily	1,310	-	-	(253)	1,057
Residential real estate	5,236	(1)	36	530	5,801
Commercial and industrial	2,427	(5)	170	422	3,014
Home equity lines of credit	897	(4)	8	87	988
Construction and other	2,052	-	-	2,182	4,234
Consumer installment	61	(44)	65	(7)	75
Total	$22,447	$(72)	$299	$(339)	$22,335

	For the Six Months Ended June 30, 2024
	Allowance for Credit Losses
(Dollar amounts in thousands)	Balance				Balance
	December 31, 2023	Charge-offs	Recoveries	Provision	June 30, 2024
Loans:
Commercial real estate:
Owner occupied	$2,668	$-	$11	$(621)	$2,058
Non-owner occupied	4,480	-	-	3,501	7,981
Multifamily	1,796	-	-	(528)	1,268
Residential real estate	5,450	-	-	(559)	4,891
Commercial and industrial	4,377	-	16	(1,963)	2,430
Home equity lines of credit	750	(7)	-	70	813
Construction and other	1,990	-	-	300	2,290
Consumer installment	182	(6)	83	(195)	64
Total	$21,693	$(13)	$110	$5	$21,795

The total ACL decreased by $112,000, or 0.5%, from  December 31, 2024 to June 30, 2025. The decrease was driven by portfolio activity, updated assumptions, and the economic outlook. For 2024 and 2025, the Bank utilized unemployment rate data from Federal Open Market Committee ("FOMC") within the model to forecast credit losses in the portfolio. The FOMC Summary of Economic Projections for the Civilian Unemployment Rate – Central Tendency – High used in the June, 2025 calculation projects a slight increase in the unemployment rate from the prior quarter.  The prepayment rates, probability of default (“PD”), and loss given default (“LGD”) assumptions were updated with the March 31, 2025 calculation in accordance with our policy to refresh assumptions on an annual basis. Prepayment rate assumptions are based on Bank data, while PD and LGD assumptions are determined using peer benchmark data.  To the extent that credit risk is not fully identified within the forecasts and calculated reserve, management has made qualitative adjustments to the ACL balance.

The fluctuation in the ACL during the six months ended June 30, 2025, can be attributed to the following along with general increases and decreases in outstanding loan balances:

•

Decrease in ACL for non-owner occupied CRE loans is due to (1) a decrease in PDs and LGDs based on using Bank data for the first 12 months of the forecast and reverting to peer benchmark data for the remainder of the forecast and (2) a decrease in the maximum loss rate used in the qualitative adjustment, partially offset by (1) a decrease in prepayment rates and (2) an increase in the qualitative adjustment to adjust for a change in the Credit team.  In addition, there was a decrease of $7.3 million in the non-owner occupied loan segment balance.

•	Increase in ACL for construction and other loans is due to (1) the impact of a decrease in prepayment rates and an increase in PDs and LGDs causing an increase in the calculated reserve and (2) an increase in the qualitative adjustment to adjust for a change in the Credit team. In addition, there was an increase of $19.9 million in the construction and other loan segment balance.
•	Increase in ACL for commercial and industrial loans is due to (1) the impact of a decrease in prepayment rates and (2) an increase in the qualitative adjustment to adjust for a change in the Credit team. Additionally, there was an increase of $28.5 million in the commercial and industrial loan segment balance.
•	Increase in ACL for residential real estate loans is due to a decrease in prepayment rates, partially offset by a decrease in PDs and LGDs in the calculation reserve.

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

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of and for the six months ended  June 30, 2025:

June 30, 2025
Term Loans Amortized Cost Basis by Origination Year							Revolving Amortized
(Dollar amounts in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$9,080	$17,793	$26,257	$32,260	$40,601	$57,931	$4,911	$188,833
Special Mention	-	-	-	-	377	-	-	377
Substandard	-	912	-	4,510	-	2,013	-	7,435
Total Owner occupied	$9,080	$18,705	$26,257	$36,770	$40,978	$59,944	$4,911	$196,645
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied
Pass	$11,139	$7,466	$61,411	$95,508	$47,451	$149,271	$883	$373,129
Special Mention	-	-	-	2,507	-	-	-	2,507
Substandard	-	-	-	-	635	28,761	-	29,396
Total Non-owner occupied	$11,139	$7,466	$61,411	$98,015	$48,086	$178,032	$883	$405,032
Current-period gross charge-offs	$-	$-	$-	$-	$-	$18	$-	$18
Multifamily
Pass	$-	$2,900	$35,007	$18,936	$6,790	$15,854	$10	$79,497
Total Multifamily	$-	$2,900	$35,007	$18,936	$6,790	$15,854	$10	$79,497
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$21,153	$44,401	$49,132	$58,330	$67,281	$113,876	$201	$354,374
Substandard	-	-	162	451	634	1,596	-	2,843
Total Residential real estate	$21,153	$44,401	$49,294	$58,781	$67,915	$115,472	$201	$357,217
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1
Commercial and industrial
Pass	$27,957	$47,381	$35,594	$23,110	$8,999	$21,814	$89,903	$254,758
Special Mention	-	-	-	-	-	125	833	958
Substandard	-	-	1,438	-	-	286	79	1,803
Total Commercial and industrial	$27,957	$47,381	$37,032	$23,110	$8,999	$22,225	$90,815	$257,519
Current-period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$5
Home equity lines of credit
Pass	$-	$244	$92	$160	$-	$2,383	$152,193	$155,072
Substandard	-	-	163	192	-	456	414	1,225
Total Home equity lines of credit	$-	$244	$255	$352	$-	$2,839	$152,607	$156,297
Current-period gross charge-offs	$-	$-	$-	$-	$-	$4	$-	$4
Construction and other
Pass	$3,739	$48,252	$47,020	$1,973	$1,058	$1,827	$16,954	$120,823
Special Mention	-	-	-	-	-	199	-	199
Substandard	-	-	491	-	-	846	1,172	2,509
Total Construction and other	$3,739	$48,252	$47,511	$1,973	$1,058	$2,872	$18,126	$123,531
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$758	$1,167	$733	$230	$78	$3,064	$-	$6,030
Substandard	-	-	-	-	-	157	-	157
Total Consumer installment	$758	$1,167	$733	$230	$78	$3,221	$-	$6,187
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$44
Total Loans	$73,826	$170,516	$257,500	$238,167	$173,904	$400,459	$267,553	$1,581,925

Total Loans Summary
Pass	$73,826	$169,604	$255,246	$230,507	$172,258	$366,020	$265,055	$1,532,516
Special Mention	-	-	-	2,507	377	324	833	4,041
Substandard	-	912	2,254	5,153	1,269	34,115	1,665	45,368
Total Loans	$73,826	$170,516	$257,500	$238,167	$173,904	$400,459	$267,553	$1,581,925

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of and for the year ended  December 31, 2024:

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

Collateral-dependent Loans

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of  June 30, 2025:

	June 30, 2025
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$3,258	$-	$-	$-	$3,258
Non-owner occupied	20,012	-	-	-	20,012
Residential real estate	617	-	-	-	617
Construction and other	490	-	-	-	490
Total	$24,377	$-	$-	$-	$24,377

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of  December 31, 2024:

	December 31, 2024
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$3,198	$-	$-	$-	$3,198
Non-owner occupied	24,881	-	-	-	24,881
Residential real estate	617	-	-	-	617
Commercial and industrial	214	-	-	-	214
Construction and other	493	-	-	-	493
Total	$29,403	$-	$-	$-	$29,403

At June 30, 2025 and December 31, 2024, the Company reported $777,000 and $352,000, respectively, in residential real estate loans in the process of foreclosure.

Nonperforming and Past Due Loans

The following table presents the aging of the recorded investment in past-due loans by class of loans as of  June 30, 2025:

		30-59 Days	60-89 Days	90 Days+	Total	Total
(Dollar amounts in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$196,243	$280	$-	$122	$402	$196,645
Non-owner occupied	397,020	-	-	8,012	8,012	405,032
Multifamily	79,497	-	-	-	-	79,497
Residential real estate	353,880	1,539	848	950	3,337	357,217
Commercial and industrial	257,469	50	-	-	50	257,519
Home equity lines of credit	155,678	251	159	209	619	156,297
Construction and other	123,040	-	-	491	491	123,531
Consumer installment	6,139	8	40	-	48	6,187
Total	$1,568,966	$2,128	$1,047	$9,784	$12,959	$1,581,925

The following table presents the aging of the recorded investment in past-due loans by class of loans as of  December 31, 2024:

		30-59 Days	60-89 Days	90 Days+	Total	Total
(Dollar amounts in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans

Commercial real estate:
Owner occupied	$180,752	$513	$122	$60	$695	$181,447
Non-owner occupied	402,924	1,355	-	8,012	9,367	412,291
Multifamily	89,756	93	-	-	93	89,849
Residential real estate	349,645	2,216	562	1,019	3,797	353,442
Commercial and industrial	226,669	81	2,284	-	2,365	229,034
Home equity lines of credit	142,484	366	102	427	895	143,379
Construction and other	103,115	-	-	493	493	103,608
Consumer installment	6,479	41	44	-	85	6,564
Total	$1,501,824	$4,665	$3,114	$10,011	$17,790	$1,519,614

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans:

	June 30, 2025
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$1,034	$-	$1,034	$-	$1,034
Non-owner occupied	20,012	-	20,012	-	20,012
Residential real estate	617	1,813	2,430	-	2,430
Commercial and industrial	-	79	79	-	79
Home equity lines of credit	-	849	849	-	849
Construction and other	491	-	491	-	491
Consumer installment	157	-	157	-	157
Total	$22,311	$2,741	$25,052	$-	$25,052

	December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
(Dollar amounts in thousands)	with no	with	Total	Due Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$974	$301	$1,275	$-	$1,275
Non-owner occupied	21,265	3,616	24,881	-	24,881
Multifamily	-	-	-	-	-
Residential real estate	617	1,377	1,994	-	1,994
Commercial and industrial	-	159	159	-	159
Home equity lines of credit	-	1,017	1,017	-	1,017
Construction and other	-	493	493	-	493
Consumer installment	162	3	165	-	165
Total	$23,018	$6,966	$29,984	$-	$29,984

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $440,000 and $857,000 for the three and six months ended June 30, 2025, respectively, and $171,000 and $300,000 for the three and six months ended June 30, 2024, respectively.

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

The tables below details the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concessions granted, and the financial effect of the modifications during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Extension	Forgiveness	Total	Investment

Commercial real estate:
Owner occupied	$-	$300	$-	$-	$-	$300	0.0%
Residential real estate	57	-	-	-	-	57	0.0%
Construction and other	-	2,018	-	-	-	2,018	0.1%
Total	$-	$2,318	$-	$-	$-	$2,375	0.2%

	For the Six Months Ended June 30, 2025
	Modifications
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Extension	Forgiveness	Total	Investment

Commercial real estate:
Owner occupied	$-	$300	$-	$-	$-	$300	0.0%
Residential real estate	57	-	-	-	-	57	0.0%
Commercial and industrial	-	889	-	-	-	889	0.1%
Home equity lines of credit	-	100	-	-	-	100	0.0%
Construction and other	-	2,018	-	-	-	2,018	0.1%
Total	$57	$3,307	$-	$-	$-	$3,364	0.2%

There were no loans modified to borrowers experiencing financial difficulty during the three or six months ended June 30, 2024.

As of June 30, 2025, the Bank had a commitment to lend additional funds to a borrower experiencing financial difficulty whose loan was modified of $628,000.  There were no such commitments as of June 30, 2024. During the three and six months ended June 30, 2025, and 2024, the Bank did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.  As of June 30, 2025, there were nonaccrual loans totaling $12.0 million that were modified for borrowers experiencing financial difficulty during the 12 months then ended.  As of June 30, 2024, there were no nonaccrual loans that were modified for borrowers experiencing financial difficulty during the 12 months then ended.

Allowance for Credit Losses: Unfunded Commitments

The Company records a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. The liability for credit losses on these exposures is $1.5 million and $1.6 million as of June 30, 2025 and  December 31, 2024, respectively, and included in “accrued interest payable and other liabilities” on the Consolidated Balance Sheet. The provision for or recovery of credit loss associated with the liability for unfunded commitments amounted to a recovery of credit losses of $422,000 and $72,000 for the three and six months ended June 30, 2025, respectively, and a recovery of credit losses of $610,000 and $54,000 for the three and six months ended June 30, 2024, respectively.

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

Commitments to Extend Credit

The following table summarizes the commitments to extend credit, which were composed of the following:

(Dollar amounts in thousands)	June 30, 2025	December 31, 2024

Commitments to extend credit	$438,074	$468,006
Standby letters of credit	561	798

Total	$438,635	$468,804

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

Commitments to Fund

We have investments in low-income housing tax credit operating partnerships. As a limited partner, we are allocated tax credits and deductions associated with the underlying properties. Our maximum exposure to loss in connection with the partnerships consists of the unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. The investments at June 30, 2025 are $3.7 million and  December 31, 2024 were $1.8 million, and recorded in the Consolidated Balance Sheet in "accrued interest receivable and other assets". We do not have any loss reserves recorded since we believe the likelihood of loss is remote. The investments are amortized over the period that we expect to receive the tax benefits using the proportional amortization method. For the six months ended June 30, 2025 and 2024, we recognized $94,000 and $42,000, respectively, of amortization. At June 30, 2025 and December 31, 2024, we had an unfunded tax credit commitment of $3.0 million and $1.5 million, respectively, which is recorded in the Consolidated Balance Sheet in "accrued interest payable and other liabilities".

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

On October 31, 2024, the plaintiffs filed with the Court of Common Pleas a motion for preliminary approval of class action settlement, with the Court granting preliminary approval of the class action settlement on November 6, 2024. On February 4, 2025, the plaintiffs submitted a motion for attorneys’ fees for class counsel. The Court of Common Pleas held the Fairness Hearing on  April 1, 2025, and granted the final approval of the class action settlement, attorneys’ fees, and class representative service awards. The case has been settled, and settlement payments were issued on May 15, 2025. Losses attributable to the April 2023 incident were within the coverage limits of the cyber risk insurance policy in place at that time. The policy has an aggregate limit of $3 million and a deductible of $50,000. The policy includes coverage for business loss, breach response, and liabilities that could occur as a result of a cyber event. The costs associated with the lawsuit, including attorney fees and settlement, were billed to and paid by the insurance company in accordance with the terms of the policy.

NOTE 9 - RELATED PARTY TRANSACTIONS

The following table summarizes lending activities to principal officers, directors, and their affiliates for the periods ended  June 30, 2025 and December 31, 2024:

(Dollar amounts in thousands)	June 30, 2025	December 31, 2024
Beginning balance	$26,114	$24,185
New loans	145	3,362
Repayments	(360)	(1,377)
Effect of change in related party status	-	(56)
Ending balance	$25,899	$26,114

Deposits of related parties amount to $27.1 million and $32.5 million as of  June 30, 2025 and  December 31, 2024, respectively.

NOTE 10 - SEGMENT REPORTING

The Company has one business segment: Bank Segment. The Bank Segment provides customers with a broad range of banking services, including various deposit and lending products to consumer and commercial customers. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The following table shows selected financial data for the Bank Segment for the three and six months ended June 30, 2025, and 2024. The accounting policies of the segment are the same as those followed by the Company. The information is derived from the internal financial reporting records that are used to monitor and manage the Company's financial performance. The segment expense categories are based on the information regularly provided to the CODM and are considered significant to the segment’s operations. The Bank Segment excludes the income, expenses, and total assets of the parent company, Middlefield Banc Corp, and the parent company’s nonbank asset resolution subsidiary, EMORECO, Inc., which are shown as reconciling items in the following table. There is no authoritative guidance for management accounting equivalent to GAAP, and therefore, the financial results of our business segment are not necessarily comparable with similar information presented by other companies.

	For the Three Months Ended June 30,
	2025			2024
		Reconciling			Reconciling
(Dollar amounts in thousands)	Bank	Items	Total	Bank	Items	Total

Net interest income	$17,547	$(110)	$17,437	$15,230	$(147)	$15,083
Noninterest income	3,076	2	3,078	1,776	(16)	1,760
Total revenue	20,623	(108)	20,515	17,006	(163)	16,843
Provision for (recovery of) credit losses	(506)	-	(506)	87	-	87
Salaries and employee benefits	6,237	497	6,734	5,979	132	6,111
Occupancy expenses	667	-	667	601	-	601
Data processing costs	1,273	-	1,273	1,168	-	1,168
Other noninterest expense (1)	4,244	733	4,977	3,219	803	4,022
Income tax provision (benefit)	1,495	(282)	1,213	920	(230)	690
Net income (loss)	$7,213	$(1,056)	$6,157	$5,032	$(868)	$4,164
Total assets	$1,922,424	$1,945	$1,924,369	$1,824,905	$3,281	$1,828,186

	For the Six Months Ended June 30,
	2025			2024
		Reconciling			Reconciling
(Dollar amounts in thousands)	Bank	Items	Total	Bank	Items	Total

Net interest income	$33,762	$(227)	$33,535	$30,355	$(303)	$30,052
Noninterest income	5,046	(24)	5,022	3,613	(57)	3,556
Total revenue	38,808	(251)	38,557	33,968	(360)	33,608
Provision for (recovery of) credit losses	(411)	-	(411)	(49)	-	(49)
Salaries and employee benefits	12,304	987	13,291	11,993	451	12,444
Occupancy expenses	1,354	-	1,354	1,153	-	1,153
Data processing costs	2,544	-	2,544	2,417	-	2,417
Other noninterest expense (1)	7,435	1,220	8,655	6,391	1,462	7,853
Income tax provision (benefit)	2,654	(517)	2,137	1,936	(477)	1,459
Net income (loss)	$12,928	$(1,941)	$10,987	$10,127	$(1,796)	$8,331
Total assets	$1,922,424	$1,945	$1,924,369	$1,824,905	$3,281	$1,828,186

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

NOTE 11 - SUBSEQUENT EVENTS

On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the "One Big Beautiful Bill Act" (the "Act").  The Company is currently evaluating the tax implications of the Act.  The Bank does not expect the Act to have a significant impact on the Company's financial statements.

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

2025 Six-Month Financial Highlights (on a year-over-year basis):

●	Earnings per share increased 32.0% year-over-year to $1.36 per diluted share
●	Asset quality improved from the 2024 fourth quarter with nonperforming assets to total assets decreasing by 32 basis points to 1.30%
●	Net interest margin expanded 26 basis points to 3.79% and increased 19 basis points from the 2025 first quarter
●	Total loans increased $84.2 million, or 5.6% to a record $1.58 billion
●	Total assets increased $96.2 million, or 5.3% to a record $1.92 billion
●	Book value increased 4.3% to $26.74 from $25.63 per share, while tangible book value(1) increased 6.1% to $21.60 from $20.37 per share

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2025	2025	2024	2024	2024	2025	2024
Per common share data
Net income per common share - basic	$0.76	$0.60	$0.60	$0.29	$0.52	$1.36	$1.04
Net income per common share - diluted	$0.76	$0.60	$0.60	$0.29	$0.52	$1.36	$1.03
Dividends declared per share	$0.21	$0.21	$0.20	$0.20	$0.20	$0.42	$0.40
Book value per share (period end)	$26.74	$26.46	$26.08	$26.11	$25.63	$26.74	$25.63
Tangible book value per share (period end) (1) (2)	$21.60	$21.29	$20.88	$20.87	$20.37	$21.60	$20.37
Dividends declared	$1,697	$1,697	$1,616	$1,615	$1,613	$3,394	$3,226
Dividend yield	2.80%	3.05%	2.84%	2.76%	3.34%	2.81%	3.34%
Dividend payout ratio	27.56%	35.13%	33.33%	69.02%	38.74%	30.89%	38.72%
Average shares outstanding - basic	8,081,193	8,078,805	8,071,905	8,071,032	8,067,144	8,080,006	8,079,174
Average shares outstanding - diluted	8,113,572	8,097,545	8,092,357	8,086,872	8,072,499	8,107,066	8,084,529
Period ending shares outstanding	8,081,193	8,081,193	8,073,708	8,071,032	8,067,144	8,081,193	8,067,144

Selected ratios
Return on average assets (Annualized)	1.29%	1.04%	1.04%	0.50%	0.91%	1.17%	0.91%
Return on average equity (Annualized)	11.53%	9.22%	9.19%	4.45%	8.15%	10.39%	8.16%
Return on average tangible common equity (1) (3)	14.31%	11.48%	11.50%	5.58%	10.29%	12.92%	10.30%
Efficiency (4)	64.49%	65.22%	65.05%	67.93%	67.97%	64.83%	68.32%
Equity to assets at period end	11.23%	11.32%	11.36%	11.34%	11.31%	11.23%	11.31%
Noninterest expense to average assets	0.72%	0.65%	0.63%	0.66%	0.64%	1.36%	1.30%

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

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Yields	2025	2025	2024	2024	2024	2025	2024
Interest-earning assets:
Loans receivable (1)	6.40%	6.17%	6.12%	6.19%	6.27%	6.29%	6.19%
Investment securities (1) (2)	3.64%	3.69%	3.63%	3.62%	3.59%	3.67%	3.56%
Interest-earning deposits with other banks	4.13%	3.57%	4.23%	4.27%	4.59%	3.84%	4.74%
Total interest-earning assets	6.03%	5.81%	5.78%	5.84%	5.92%	5.92%	5.85%
Deposits:
Interest-bearing demand deposits	2.27%	2.13%	2.07%	2.16%	1.93%	2.19%	1.90%
Money market deposits	3.53%	3.38%	3.81%	3.93%	3.95%	3.46%	3.88%
Savings deposits	0.86%	0.82%	0.75%	0.71%	0.64%	0.84%	0.61%
Certificates of deposit	3.66%	3.93%	4.21%	4.49%	4.57%	3.79%	4.32%
Total interest-bearing deposits	2.90%	2.82%	3.05%	3.17%	3.15%	2.86%	3.02%
Non-Deposit Funding:
Borrowings	4.54%	4.58%	4.93%	5.54%	5.60%	4.56%	5.60%
Total interest-bearing liabilities	3.01%	3.01%	3.21%	3.41%	3.45%	3.01%	3.34%
Cost of deposits	2.21%	2.10%	2.24%	2.33%	2.30%	2.16%	2.19%
Cost of funds	2.34%	2.30%	2.41%	2.58%	2.61%	2.32%	2.52%
Net interest margin (3)	3.88%	3.69%	3.56%	3.46%	3.51%	3.79%	3.53%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Yield is calculated on the basis of amortized cost.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Asset quality data	2025	2025	2024	2024	2024
(Dollar amounts in thousands)
Nonperforming assets (1)	$25,052	$29,550	$29,984	$30,078	$15,961

Allowance for credit losses	$22,335	$22,401	$22,447	$22,526	$21,795
Allowance for credit losses/total loans	1.41%	1.44%	1.48%	1.50%	1.46%
Net charge-offs (recoveries):
Quarter-to-date	$(18)	$(209)	$151	$1,382	$(29)
Year-to-date	(227)	(209)	1,436	1,285	(97)
Net charge-offs (recoveries) to average loans, annualized:
Quarter-to-date	(0.00% )	(0.06% )	0.04%	0.36%	(0.01% )
Year-to-date	(0.03% )	(0.06% )	0.10%	0.11%	(0.01% )

Nonperforming loans/total loans	1.58%	1.91%	1.97%	2.00%	1.07%
Allowance for credit losses/nonperforming loans	89.15%	75.81%	74.86%	74.89%	136.55%
Nonperforming assets/total assets	1.30%	1.56%	1.62%	1.62%	0.87%

(1) Nonperforming assets consist of nonperforming loans.

GAAP to Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended
(Dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024

Stockholders' equity	$216,052	$213,793	$210,562	$210,705	$206,788
Less goodwill and other intangibles	41,468	41,718	41,967	42,225	42,482
Tangible common equity	$174,584	$172,075	$168,595	$168,480	$164,306

Shares outstanding	8,081,193	8,081,193	8,073,708	8,071,032	8,067,144
Tangible book value per share	$21.60	$21.29	$20.88	$20.87	$20.37

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Six Months Ended
(Dollar amounts in thousands)
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2025	2025	2024	2024	2024	2025	2024

Average stockholders' equity	$214,144	$212,465	$209,864	$209,096	$205,379	$213,235	$205,330
Less average goodwill and other intangibles	41,589	41,839	42,092	42,350	42,607	41,714	42,609
Average tangible common equity	$172,555	$170,626	$167,772	$166,746	$162,772	$171,521	$162,721

Net income	$6,157	$4,830	$4,848	$2,340	$4,164	$10,987	$8,331
Return on average tangible common equity (annualized)	14.31%	11.48%	11.50%	5.58%	10.29%	12.92%	10.30%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Six Months Ended
(Dollar amounts in thousands)
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2025	2025	2024	2024	2024	2025	2024

Net income	$6,157	$4,830	$4,848	$2,340	$4,164	$10,987	$8,331
Add income taxes	1,213	924	995	371	690	2,137	1,459
Add provision for (recovery of) credit losses	(506)	95	(177)	2,234	87	(411)	(49)
PTPP	$6,864	$5,849	$5,666	$4,945	$4,941	$12,713	$9,741

Financial Condition

General. The Company’s total assets on June 30, 2025 were $1.92 billion, an increase of $71.0 million from December 31, 2024. For the same period, total loans increased by $62.3 million, cash and cash equivalents increased by $17.1 million, and investment securities available for sale decreased by $4.7 million. The Company's total liabilities on June 30, 2025 were $1.71 billion, an increase of $65.5 million from December 31, 2024. For the same period, total deposits increased by $147.9 million. Stockholders’ equity increased by $5.5 million, or 2.6%, as a result of higher retained earnings.

Cash and cash equivalents. Cash and cash equivalents increased $17.1 million to $72.8 million on June 30, 2025, from $55.8 million on December 31, 2024. The increase in cash and cash equivalents is primarily due to an increase in deposits and partially offset by an increase in loans and decrease in short-term borrowings. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on June 30, 2025, totaled $161.1 million, a decrease of $4.7 million, or 2.8%, from $165.8 million on December 31, 2024. There were no purchases or sales of securities for the six months ended June 30, 2025. During this period, the Company recorded repayments, calls, and maturities of $783,000 and an increase in the net unrealized losses of $3.6 million.

On June 30, 2025, the Company held $32.6 million at fair value of subordinated debt in other banks, as compared to $32.5 million on December 31, 2024. The average yield on this portfolio was 5.30% for the six-month period ended June 30, 2025, as compared to 5.19% for the 12-month period ended December 31, 2024.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 74.8% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Total loans increased $62.3 million, or 4.1%, to $1.58 billion as of June 30, 2025 from $1.52 billion as of December 31, 2024. The increase in construction and other loans is the result of draws on existing construction loans during the first half of 2025. The increase in owner occupied and commercial and industrial loan portfolios is due to an increased focus on these segments. The increase in home equity lines of credit is primarily the result of current economic conditions. The following table summarizes fluctuation within the primary segments of the loan portfolio:

	June 30,	December 31,
(Dollar amounts in thousands)	2025	2024	$ change	% change	% of loans

Commercial real estate:
Owner occupied	$196,645	$181,447	$15,198	8.38%	12.43%
Non-owner occupied	405,032	412,291	(7,259)	(1.76%)	25.60%
Multifamily	79,497	89,849	(10,352)	(11.52%)	5.03%
Residential real estate	357,217	353,442	3,775	1.07%	22.58%
Commercial and industrial	257,519	229,034	28,485	12.44%	16.29%
Home equity lines of credit	156,297	143,379	12,918	9.01%	9.88%
Construction and other	123,531	103,608	19,923	19.23%	7.81%
Consumer installment	6,187	6,564	(377)	(5.74%)	0.39%
Total loans	1,581,925	1,519,614	62,311	4.10%	100.01%
Less: Allowance for credit losses	(22,335)	(22,447)	(112)	(0.50%)

Net loans	$1,559,590	$1,497,167	$62,423	4.17%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There was one loan held for sale of $152,000 at June 30, 2025, and no loans held for sale at December 31, 2024. The Company recorded gains on the sale of these loans totaling $63,000 based on proceeds of $1.2 million for the six months ended June 30, 2025.

Commercial real estate loans represent the Company’s largest loan segment and consist of term loans secured by a mortgage lien on real property and include both owner occupied and non-owner occupied loans as well as multifamily loans. The Company originates fixed and adjustable rate commercial real estate loans to new and existing customers located within its primary markets; however, the property may be located outside of our primary lending areas. As of June 30, 2025, approximately 92% of the properties related to the commercial real estate loans were located in the state of Ohio. Commercial real estate loans are typically originated with maturity dates of less than 20 years with repricing every 5 years. Management believes that the segment is well diversified.

The following table breaks down the Company’s commercial real estate portfolio by category and provides the weighted average loan-to-value for each category as of June 30, 2025:

		Percent of	Percent of	Weighted Average
(Dollar amounts in thousands)	Balance	CRE Portfolio	Loan Portfolio	Loan-to-Value

Multifamily	$79,497	11.7%	5.0%	64.7%
Owner occupied
Real estate and rental and leasing	56,806	8.3%	3.6%	55.6%
Other services (except Public Administration)	40,734	6.0%	2.6%	58.2%
Manufacturing	17,919	2.6%	1.1%	44.4%
Agriculture, forestry, fishing and hunting	12,318	1.8%	0.8%	36.3%
Educational services	11,844	1.7%	0.7%	50.1%
Other	57,024	8.3%	3.6%	54.1%
Total owner occupied	$196,645	28.7%	12.4%
Non-owner occupied
Real estate and rental and leasing	333,645	49.0%	21.1%	54.8%
Accommodation and food services	40,430	5.9%	2.6%	57.0%
Health care and social assistance	19,456	2.9%	1.2%	65.9%
Manufacturing	7,412	1.1%	0.5%	46.7%
Other	4,089	0.7%	0.3%	76.4%
Total non-owner occupied	$405,032	59.6%	25.7%
Total commercial real estate	$681,174	100.0%	43.1%

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a material percentage of its loan portfolio in commercial real estate loans. On June 30, 2025, commercial real estate loans (including construction, land, and land development loans) represented 277.3% of total risk-based capital, and growth in that segment over the past 36 months was 23.4%, which is less than the 50% threshold laid out in the regulatory guidance. Construction, land, and land development loans represent 56.3% of total risk-based capital. Based on the regulatory guidance, the Company does not have a concentration in commercial real estate lending as of June 30, 2025.

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

Nonperforming loans in the commercial real estate segment were $21.0 million at June 30, 2025. The allowance for credit losses for this segment totaled $8.2 million at June 30, 2025, representing an allowance for credit losses to loans ratio of 1.21% specific to the commercial real estate segment.

Our residential real estate loans totaled $357.2 million, or 22.6% of total loans, at June 30, 2025. The Bank grants real estate loans primarily within its designated lending areas, consisting of the communities surrounding branch offices in Ashtabula, Geauga, Portage, Summit, Cuyahoga, Lake, Trumbull, Madison, Delaware, Franklin, Union, Logan, and Hardin counties in Ohio. At June 30, 2025, approximately 99% of the properties related to our residential real estate loans were located in Ohio. Management believes our knowledge of these markets and our relative connectedness to the consumer borrowers we serve outweighs the geographic concentration risks. Our credit policy requires minimum credit scores, evidence of stable income, and maximum loan-to-values when underwriting residential real estate loans. The evaluation of our retail credit portfolio is defined in our credit policy and incorporates the Uniform Real Credit Classification and Account Management Policy as prescribed by federal regulatory authorities. Nonperforming loans in the residential real estate segment were $2.4 million at June 30, 2025. The allowance for credit losses for this segment totaled $5.8 million at June 30, 2025, representing an allowance for credit losses to loans ratio of 1.62% specific to the residential real estate segment.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of June 30, 2025, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On June 30, 2025, unused line of credit commitments totaled $438.1 million, which is a decrease of $24.7 million, or 5.3%, from December 31, 2024. The commercial unused line of credit commitments were $272.8 million as of June 30, 2025, compared to $308.8 million on December 31, 2024.

Allowance for Credit Losses and Asset Quality. The ACL decreased by $112,000, or 0.5%, to $22.3 million on June 30, 2025, from $22.4 million on December 31, 2024. For the six months ended June 30, 2025, net loan recoveries totaled $227,000, or 0.03% of average loans, annualized, compared to $97,000 or 0.01% of average loans, annualized, for the same period in 2024. The recovery of credit losses associated with loans was $339,000 for the six months ended June 30, 2025. The ratio of the ACL to nonperforming loans was 89.2% as of June 30, 2025, compared to 136.6% for the same period in the prior year. The ACL to total loans ratio decreased to 1.41% as of June 30, 2025, compared to 1.46% as of June 30, 2024. The decrease in the ACL was mainly from changes in portfolio activity, updated appraisals for individually analyzed loans, updated assumptions, and the economic outlook.

Management analyzes the adequacy of the ACL regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The ACL is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the continued uncertainty characterized by inflation, interest rates, and tariffs. Geopolitical events, both within the U.S. and globally, with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. The direct impacts of the pandemic and related economic disruptions, the market liquidity events in 2023, and persistently high inflation, which previously dominated our risk analysis, have lessened. Changes in interest rates could potentially impact the valuations of assets that collateralize our loans. The Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the ACL is appropriately stated as of June 30, 2025. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the Three Months Ended June 30,
	2025			2024
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollar amounts in thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$192,238	$-	0.00%	$181,828	$-	0.00%
Non-owner occupied	411,917	(18)	(0.02%)	394,747	-	0.00%
Multifamily	84,649	-	0.00%	84,859	-	0.00%
Residential real estate	356,488	-	0.00%	336,432	-	0.00%
Commercial and industrial	248,093	1	0.00%	232,541	8	0.01%
Home equity lines of credit	152,686	-	0.00%	130,997	-	0.00%
Construction and other	123,871	-	0.00%	134,978	-	0.00%
Consumer installment	6,107	35	2.29%	7,058	21	1.19%
Total	$1,576,050	$18	0.00%	$1,503,440	$29	0.01%

	For the Six Months Ended June 30,
	2025			2024
	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
(Dollar amounts in thousands)
Type of Loans:
Commercial real estate:
Owner occupied	$189,877	$13	0.01%	$180,202	$11	0.01%
Non-owner occupied	406,858	(11)	(0.01%)	391,216	-	0.00%
Multifamily	83,610	-	0.00%	84,100	-	0.00%
Residential real estate	352,109	35	0.02%	333,423	-	0.00%
Commercial and industrial	245,046	165	0.14%	230,461	16	0.01%
Home equity lines of credit	150,811	4	0.01%	129,825	(7)	(0.01%)
Construction and other	122,350	-	0.00%	133,771	-	0.00%
Consumer installment	6,032	21	0.70%	6,995	77	2.21%
Total	$1,556,693	$227	0.03%	$1,489,992	$97	0.01%

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

Nonperforming loans at June 30, 2025, were $25.1 million, compared to $30.0 million at December 31, 2024. Three commercial real estate loans were moved to nonaccrual during 2024. One of the loans paid off in the second quarter of 2025, and the balance of the remaining two loans as of June 30, 2025, was $15.6 million. These loans are adequately secured and individually analyzed within the ACL calculation as of June 30, 2025. Management believes these relationships do not indicate a trend in the markets served, the portfolio, or underwriting standards. A major factor in determining the appropriateness of the ACL is the type of collateral that secures the loans. Nonperforming loans secured by real estate totaled $24.8 million and $29.7 million as of June 30, 2025 and December 31, 2024, respectively. Of the total nonperforming loans on June 30, 2025, 99.1% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.59 billion or 95.6% of the Company’s total average funding sources at June 30, 2025. Total deposits increased $147.9 million on June 30, 2025, from $1.45 billion on December 31, 2024. The following table summarizes fluctuation within the primary segments of the deposit portfolio:

	June 30,	December 31,
(Dollar amounts in thousands)	2025	2024	$ change	% change

Noninterest-bearing demand	$371,155	$377,875	$(6,720)	(1.78%)
Interest-bearing demand	236,239	208,291	27,948	13.42%
Money market	466,935	414,074	52,861	12.77%
Savings	184,534	197,749	(13,215)	(6.68%)
Time	334,755	247,704	87,051	35.14%
Total deposits	$1,593,618	$1,445,693	$147,925	10.23%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $165.1 million on June 30, 2025 and $35.1 million on December 31, 2024 and are included in time and interest-bearing demand deposits on the Consolidated Balance Sheet.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $486.4 million, or 30.5% of total deposits, at June 30, 2025 and approximately $447.2 million, or 30.9% of total deposits, at December 31, 2024.

Public fund deposits from state and political subdivisions in the U.S. compared to total deposits were $194.6 million, or 12.2% at June 30, 2025 and $167.9 million, or 11.6% at December 31, 2024.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB, subordinated debt, short-term borrowings from other banks, and federal funds purchased. FHLB advances decreased by $83.4 million to $89.0 million as of June 30, 2025, compared to $172.4 million at December 31, 2024. Other borrowings were relatively unchanged at $11.6 million as of June 30, 2025 and $11.7 million on December 31, 2024.

Stockholders’ equity. Stockholders’ equity increased $5.5 million, or 2.6%, to $216.1 million at June 30, 2025 from $210.6 million at December 31, 2024. This increase was primarily the result of $11.0 million in net income. These changes were partially offset by $3.4 million of cash dividends paid.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $21.60 at June 30, 2025 compared to $20.37 at June 30, 2024 and $20.88 at December 31, 2024. Tangible equity has been impacted by the changes in stockholders' equity described in the previous paragraph, including the unrealized losses of the Company's available-for-sale investment securities portfolio. Net unrealized losses from available-for-sale investment securities were $29.0 million as of June 30, 2025, compared to net unrealized losses of $24.6million at June 30, 2024, and net unrealized losses of $25.4 million at December 31, 2024.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2025, was $6.2 million, a $1.9 million, or 47.9%, increase from the amount earned during the same period in 2024. Diluted earnings per share for the quarter were $0.76 for the three months ended June 30, 2025 and $0.52 for the same period in 2024. Net income for the six months ended June 30, 2025, was $11.0 million, a $2.7 million, or 31.9%, increase from the amount earned during the same period in 2024. Diluted earnings per share for the quarter were $1.36 for the six months ended June 30, 2025 and $1.03 for the same period in 2024.

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

Net interest income for the three months ended June 30, 2025, totaled $17.4 million, an increase of 15.6% from that reported in the comparable period of 2024. The net interest margin was 3.88% for the three months ended June 30, 2025, an increase of 37 basis points for the same period of 2024. The increase in the net interest margin is attributable to a decrease of 91 basis points paid on certificates of deposits, a decrease in the average balance of certificates of deposit of $35.8 million, an increase in the average balance of loans of $72.6 million, and a decrease in the average balance of FHLB advances of $61.0 million, coupled with a decrease of 108 basis points in the average cost of those advances. The increase was partially offset by an increase in the average balance of money market deposits of $151.6 million.

Net interest income for the six months ended June 30, 2025, totaled $33.5 million, an increase of 11.6% from that reported in the comparable period of 2024. The net interest margin was 3.79% for the six months ended June 30, 2025, an increase of 26 basis points for the same period of 2024. The increase in the net interest margin is attributable to a decrease of 53 basis points paid on certificates of deposit, a decrease in the average balance of certificates of deposit of $54.3 million, an increase in the average balance of loans of $66.7 million, and a decrease in the average balance of FHLB advances of $42.6 million, coupled with a decrease of 104 basis points in the average cost of those advances. The increase was partially offset by an increase in the average balance of money market deposits of $155.8 million.

The Company is currently in a slightly liability-sensitive position and expects to remain so for the next 18-month outlook period. A decrease in rates should lead to a minimal expansion of net interest margin as the Company’s interest-bearing liabilities reprice faster than its interest-bearing assets. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of June 30, 2025, nearly all loan contracts with floor rates exceed their contractual floor rates. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $1.6 million, or 6.4%, for the three months ended June 30, 2025, compared to the same period in the prior year. This is mainly attributable to a $1.7 million increase in interest and fees on loans, which is due to an increase in the average balance of loans of $72.6 million, or 4.8%. The average balance of investment securities decreased by $133,000, or 0.1%, and the 3.64% yield on the investment portfolio increased by 2 basis points, from 3.62%, for the same period in the prior year. The yield for the investment portfolio is based on amortized cost.

Interest and dividend income increased $2.5 million, or 5.0%, for the six months ended June 30, 2025, compared to the same period in the prior year. This is mainly attributable to a $2.7 million increase in interest and fees on loans, which is due to an increase in the average balance of loans of $66.7 million, or 4.5%. The average balance of investment securities increased by $6,000, or less than 0.01%, and the 3.67% yield on the investment portfolio increased by 8 basis points, from 3.59%, for the same period in the prior year. The yield for the investment portfolio is based on amortized cost.

Interest expense. Interest expense decreased by $717,000, or 6.8%, for the three months ended June 30, 2025, compared to the same period in the prior year. This decrease in interest expense is primarily attributable to a decrease in short-term borrowing expense of $1.1 million as a result of the Bank paying down FHLB advances and a decrease of 108 basis points on the rate paid on those advances. The increase in deposit expense of $366,000 is attributable to an increase in the average balance of interest-bearing deposits of $141.1 million, or 13.1%, which is slightly offset by a 2-basis point decrease in the rates paid on deposits.

Interest expense decreased by $985,000, or 4.9%, for the six months ended June 30, 2025, compared to the same period in the prior year. This decrease in interest expense is primarily attributable to a decrease in short-term borrowing expense of $1.7 million as a result of the Bank paying down FHLB advances and a decrease of 104 basis points on the rate paid on those advances. The increase in deposit expense of $785,000 is attributable to an increase in the average balance of interest-bearing deposits of $115.6 million, or 10.9%, which is slightly offset by a 1-basis point decrease in the rates paid on deposits.

Provision for (recovery of) credit losses. The provision for (recovery of) credit losses represents the charge to income necessary to adjust the ACL to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a recovery of credit losses of $506,000 was recorded for the three months ended June 30, 2025, compared to a provision for credit losses of $87,000 for the same period in the prior year.  The recovery of credit losses for the 2025 second quarter consisted of a recovery of credit losses on loans of $84,000 and a reduction in the provision for credit losses for unfunded commitments of $422,000.  The recovery of credit losses for the 2025 second quarter was mainly due to a decrease in the reserve for unfunded commitments.

A recovery of credit losses of $411,000 was recorded for the six months ended June 30, 2024 compared to $49,000 for the same period in the prior year. The recovery of credit losses for the six months ended June 30, 2025, consisted of a recovery of credit losses on loans of $339,000 and a reduction in the provision for credit losses for unfunded commitments of $72,000.  The increase in the recovery of credit losses for the six months ended June 30, 2025 was mainly due to an in increase in recoveries as compared to the same period in the prior year.

Noninterest income. Noninterest income increased by $1.3 million, or 74.9%, for the three months ended June 30, 2025, over the comparable 2024 period. This increase was primarily the result of a one-time, non-cash gain of $1.2 million on the exchange of real estate. In April 2025, the Company completed an exchange of real estate with the City of Westerville, Ohio for a parcel of land that had a fair value of $1.5 million. In exchange, Middlefield transferred land and a building with related furnishings associated with its current branch located in Westerville, Ohio. The transferred branch had a net book value of $221,000.

Noninterest income increased by $1.5 million, or 41.2%, for the six months ended June 30, 2025, over the comparable 2024 period. This increase was primarily the result of the previously mentioned $1.2 million gain on the exchange of real estate during the second quarter of 2025 as well as a tax-free benefit from a bank-owned life insurance death claim of $633,000 during the first quarter of 2025. The increase was partially offset by a $262,000 decrease in other income.

Noninterest expense. Noninterest expense of $13.7 million for the second quarter of 2025 was 14.7%, or $1,749,000 higher than the second quarter of 2024, primarily due to a $700,000 loss associated with recording a separate property located in Westerfield, Ohio as held for sale during the second quarter of 2025, a $623,000 increase in salaries and employee benefits, and a $289,000 increase in other expense.

Noninterest expense of $25.8 million for the six months ended June 30, 2025 was 8.3% or $2.0 million higher than the six months ended June 30, 2024, primarily due to a $847,000 increase in salaries and employee benefits and the previously mentioned $700,000 loss on recording property as held for sale during the second quarter of 2025.

Provision for income taxes. The Company recognized $1.2 million in income tax expense for the three months ended June 30, 2025, which reflected an effective tax rate of 16.5%, as compared to $690,000 in income tax expense with an effective tax rate of 14.2% for the comparable 2024 period.

The Company recognized $2.1 million in income tax expense for the six months ended June 30, 2025, which reflected an effective tax rate of 16.3% as compared to $1.5 million in income tax expense with an effective tax rate of 14.9% for the comparable 2024 period.

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

	For the Three Months Ended June 30,
	2025			2024

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,576,050	$25,122	6.40%	$1,503,440	$23,422	6.27%
Investment securities ⁽²⁾	191,619	1,486	3.64%	191,752	1,471	3.62%
Interest-earning deposits with other banks ⁽³⁾	61,012	628	4.13%	61,891	706	4.59%
Total interest-earning assets	$1,828,681	$27,236	6.03%	$1,757,083	$25,599	5.93%
Noninterest-earning assets	79,414			86,431
Total assets	$1,908,095			$1,843,514
Interest-bearing liabilities:
Interest-bearing demand deposits	$238,884	1,353	2.27%	$209,965	1,009	1.93%
Money market deposits	489,525	4,313	3.53%	337,937	3,320	3.95%
Savings deposits	188,999	404	0.86%	192,577	305	0.64%
Certificates of deposit	297,727	2,719	3.66%	333,542	3,789	4.57%
Short-term borrowings	77,666	870	4.49%	138,656	1,920	5.57%
Other borrowings	11,588	140	4.85%	11,791	173	5.90%
Total interest-bearing liabilities	$1,304,389	$9,799	3.01%	$1,224,468	$10,516	3.45%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$376,468			$396,626
Other liabilities	13,094			17,042
Stockholders' equity	214,144			205,379
Total liabilities and stockholders' equity	$1,908,095			$1,843,514
Net interest income		$17,437			$15,083
Interest rate spread ⁽⁴⁾			3.02%			2.48%
Net interest margin ⁽⁵⁾			3.88%			3.52%
Ratio of average interest-earning assets to average interest-bearing liabilities			140.19%			143.50%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $266 and $289 for the three months ended June 30, 2025 and 2024, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended June 30, 2025, and 2024, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2025 versus 2024
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,135	$565	$1,700
Investment securities	(1)	16	15
Interest-earning deposits with other banks	(10)	(68)	(78)
Total interest-earning assets	$1,124	$513	$1,637

Interest-bearing liabilities:
Interest-bearing demand deposits	$139	$205	$344
Money market deposits	1,493	(500)	993
Savings deposits	(6)	105	99
Certificates of deposit	(408)	(662)	(1,070)
Short-term borrowings	(847)	(203)	(1,050)
Other borrowings	(3)	(30)	(33)
Total interest-bearing liabilities	$368	$(1,085)	$(717)

Net interest income	$756	$1,598	$2,354

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

	For the Six Months Ended June 30,
	2025			2024

	Average		Average	Average		Average
(Dollar amounts in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,556,693	$48,509	6.29%	$1,489,992	$45,817	6.19%
Investment securities ⁽²⁾	191,807	2,976	3.67%	191,801	2,910	3.59%
Interest-earning deposits with other banks ⁽³⁾	64,336	1,224	3.84%	63,015	1,484	4.74%
Total interest-earning assets	$1,812,836	$52,709	5.92%	$1,744,808	$50,211	5.85%
Noninterest-earning assets	81,979			88,291
Total assets	$1,894,815			$1,833,099
Interest-bearing liabilities:
Interest-bearing demand deposits	$230,479	2,506	2.19%	$210,487	$1,986	1.90%
Money market deposits	473,985	8,130	3.46%	318,208	6,147	3.88%
Savings deposits	190,965	792	0.84%	196,828	594	0.61%
Certificates of deposit	279,366	5,246	3.79%	333,706	7,162	4.32%
Short-term borrowings	98,952	2,217	4.52%	141,507	3,913	5.56%
Other borrowings	11,614	283	4.91%	11,815	357	6.08%
Total interest-bearing liabilities	$1,285,361	$19,174	3.01%	$1,212,551	$20,159	3.34%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$382,470			$398,417
Other liabilities	13,749			16,801
Stockholders' equity	213,235			205,330
Total liabilities and stockholders' equity	$1,894,815			$1,833,099
Net interest income		$33,535			$30,052
Interest rate spread ⁽⁴⁾			2.91%			2.51%
Net interest margin ⁽⁵⁾			3.79%			3.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			141.04%			143.90%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $538 and $570 for the six months ended June 30, 2025 and 2024, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the six-month periods ended June 30, 2025, and 2024, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2025 versus 2024
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$2,047	$645	$2,692
Investment securities	-	66	66
Interest-earning deposits with other banks	31	(291)	(260)
Total interest-earning assets	$2,078	$420	$2,498

Interest-bearing liabilities:
Interest-bearing demand deposits	$188	$332	$520
Money market deposits	2,997	(1,014)	1,983
Savings deposits	(18)	216	198
Certificates of deposit	(1,164)	(752)	(1,916)
Short-term borrowings	(1,173)	(523)	(1,696)
Other borrowings	(6)	(68)	(74)
Total interest-bearing liabilities	$824	$(1,809)	$(985)

Net interest income	$1,254	$2,229	$3,483

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

At June 30, 2025, the additional borrowing capacity at the FHLB was $389.7 million, as compared to $381.7 million on December 31, 2024. The Company’s maximum borrowing capacity at the FHLB was $503.7 million at March 31, 2025. During the third quarter of 2024, the Company was approved for a Borrower in Custody ("BIC") Arrangement to pledge certain loan portfolios, and therefore, the Company also has the option of borrowing from the Federal Reserve discount window. The borrowing capacity with the Federal Reserve discount window was $149.5 million at June 30, 2025. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At June 30, 2025, total net available liquidity was $764.0 million, compared to $859.0 million at December 31, 2025. This accounted for 47.9% of total deposits at June 30, 2025, compared to 59.4% at December 31, 2025. At June 30, 2025, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of June 30, 2025. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the six months ended June 30, 2025, the adjustments to reconcile net income to net cash provided by operating activities consisted mainly of origination and proceeds from the sale of loans held for sale, non-cash gain on exchange of real estate, earnings on bank-owned life insurance, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows.

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

The Bank and the Company met each of the well-capitalized ratio guidelines as of June 30, 2025. The following table indicates the capital ratios for the Bank and the Company as of June 30, 2025, and December 31, 2024, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of June 30, 2025
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.54%	11.79%	11.79%	13.04%
Middlefield Banc Corp.	11.03%	12.20%	11.72%	13.45%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.70%	11.99%	11.99%	13.24%
Middlefield Banc Corp.	10.86%	12.28%	11.78%	13.54%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

●

Net interest income simulation (“NII”) - Projected net interest income over the next twelve months will not be reduced by more than 10% given a gradual shift (i.e., over 12 months) in interest rates of up to 200 basis points (+ or -) and assuming no balance sheet growth.

●

Portfolio equity simulation - Portfolio equity is the net present value of the Company’s existing assets and liabilities. The Company uses an Economic Value of Equity (“EVE”) analysis which shows the estimated changes in portfolio equity considering certain long-term shock rates. Given a 200-basis point immediate and permanent increase in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity. Given a 100-basis point immediate and permanent decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 10% of stockholders’ equity.

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at June 30, 2025, and December 31, 2024, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the June 30, 2025, and December 31, 2024 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2025, and December 31, 2024, for portfolio equity.

	June 30, 2025		December 31, 2024
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(1.80%)	(2.40%)	(3.40%)	(7.10%)
-100bp	0.90%	(0.60%)	1.80%	2.10%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2025, have remained unchanged from December 31, 2024. However, the Company has identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities available for sale, loan portfolios, and unfunded commitments. Please refer to Note 1 - Summary of Significant Accounting Policies of our 2024 Form 10-K for further discussion on significant accounting policies.

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

The following table summarized the Company's repurchases of common shares for the three months ended June 30, 2025:

2025 period
(Dollar amounts in thousands, except per share data)	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

April 1-30	-	$-	-	250,052
May 1-31	-	-	-	250,052
June 1-30	-	-	-	250,052
Total	-	$-

(a) In February 2022, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock under the Company's repurchase program (the "Program") to enhance the value of Company stock and manage its capital. In February 2023, the Board of Directors authorized the Company to repurchase an additional 300,000 shares under the Program. The Company has completed the repurchase of 349,948 shares under the Program through June 30, 2025. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information
During the three months ended June 30, 2025, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended June 30, 2025

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	Split-Dollar Agreement between The Middlefield Banking Company and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.1.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.2*	Split-Dollar Agreement between The Middlefield Banking Company and Thomas M. Wilson	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.3	Agreement for the Exchange of Real Estate	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.'s 8-K Current Report filed on June 5, 2024

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Change in Control Agreement between Middlefield Banc Corp. and Michael L. Cheravitch	Incorporated by reference to Exhibit 10.4.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Thomas M. Wilson	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.4*	Change in Control Agreement between Middlefield Banc Corp. and Sarah A. Winters	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.5	[reserved]

10.4.6	[reserved]

10.4.7*	Amended Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7*	Amended Director Retirement Agreement with Frances H. Frank	Incorporated by reference to Exhibit 10.7 of Middlefield Banc Corp.’s Form 8-K Current Report filed on January 9, 2008

10.8*	Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.9*	First Amendment to the Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.10*	Secondary Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.11*	Director Retirement Agreement with Martin S. Paul	Incorporated by reference to Exhibit 10.11 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2001, filed on March 28, 2002

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13*	Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.13 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	[reserved]

10.16	[reserved]

10.17	[reserved]

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19*	DBO Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.'s Form 8-K Current Report on Form 8-K filed on July 11, 2024

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 13, 2024

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1*	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.35*	Form of a Performance Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

10.36*	Form of an Executive Restricted Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

10.36.1*	Form of a Restricted Share Unit Award Agreement for Non-Employee Directors of the Middlefield Banking Company under the 2018 Omnibus Equity Plan	filed herewith

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: August 12, 2025	By: /s/ Ronald L. Zimmerly, Jr.

----------------------------------------

Ronald L. Zimmerly, Jr.

Director, President and Chief Executive Officer

(Principal Executive Officer)

Date: August 12, 2025	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President - Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)