Form 10-Q
period 2025-09-30
MIDDLEFIELD BANC CORP
filed 2025-11-13
CIK 836147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Outstanding at November 13, 2025: 8,086,886

 MIDDLEFIELD BANC CORP.

INDEX

MIDDLEFIELD BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Cash and due from banks	$81,372	$46,037
Federal funds sold	22,333	9,755
Cash and cash equivalents	103,705	55,792
Investment securities available for sale, at fair value	155,855	165,802
Other investments	1,131	855
Loans held for sale	209	-
Loans:
Commercial real estate:
Owner occupied	221,600	181,447
Non-owner occupied	390,354	412,291
Multifamily	88,899	89,849
Residential real estate	366,307	353,442
Commercial and industrial	269,422	229,034
Home equity lines of credit	159,805	143,379
Construction and other	104,843	103,608
Consumer installment	5,794	6,564
Total loans	1,607,024	1,519,614
Less: allowance for credit losses	23,029	22,447
Net loans	1,583,995	1,497,167
Premises and equipment, net	21,428	20,565
Premises and equipment held for sale	998	-
Goodwill	36,356	36,356
Core deposit intangibles	4,862	5,611
Bank-owned life insurance	35,335	35,259
Accrued interest receivable and other assets	35,019	35,952
TOTAL ASSETS	$1,978,893	$1,853,359
LIABILITIES
Deposits:
Noninterest-bearing demand	$410,612	$377,875
Interest-bearing demand	232,452	208,291
Money market	528,246	414,074
Savings	180,547	197,749
Time	270,445	247,704
Total deposits	1,622,302	1,445,693
Federal Home Loan Bank advances	106,000	172,400
Other borrowings	11,502	11,660
Accrued interest payable and other liabilities	14,969	13,044
TOTAL LIABILITIES	1,754,773	1,642,797
STOCKHOLDERS' EQUITY
Common stock, no par value; 25,000,000 shares authorized, 9,966,196 and 9,953,018 shares issued; 8,086,886 and 8,073,708 shares outstanding	162,349	161,999
Additional paid-in capital	1,041	246
Retained earnings	120,514	109,299
Accumulated other comprehensive loss	(18,875)	(20,073)
Treasury stock, at cost; 1,879,310 and 1,879,310 shares	(40,909)	(40,909)
TOTAL STOCKHOLDERS' EQUITY	224,120	210,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,978,893	$1,853,359

See accompanying notes to unaudited consolidated financial statements.

 MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$25,485	$23,441	$73,994	$69,258
Interest-earning deposits in other institutions	299	348	915	1,171
Federal funds sold	192	143	467	417
Investment securities:
Taxable interest	538	528	1,594	1,500
Tax-exempt interest	958	962	2,878	2,900
Dividends on stock	136	191	469	578
Total interest and dividend income	27,608	25,613	80,317	75,824

INTEREST EXPENSE
Deposits	8,972	8,792	25,646	24,681
Short-term borrowings	918	1,575	3,135	5,488
Other borrowings	153	173	436	530
Total interest expense	10,043	10,540	29,217	30,699

NET INTEREST INCOME	17,565	15,073	51,100	45,125

Provision for (Recovery of) credit losses	392	2,234	(19)	2,185

NET INTEREST INCOME AFTER PROVISON FOR (RECOVERY OF) CREDIT LOSSES	17,173	12,839	51,119	42,940

NONINTEREST INCOME
Service charges on deposit accounts	1,072	959	3,122	2,839
Gain (loss) on equity securities	17	14	(24)	(65)
Earnings on bank-owned life insurance	228	246	951	700
Gain on sale of loans	158	56	221	135
Revenue from investment services	306	206	884	679
Gain on exchange of real estate	-	-	1,229	-
Gross rental income	-	-	-	67
Other income	543	262	963	944
Total noninterest income	2,324	1,743	7,346	5,299

NONINTEREST EXPENSE
Salaries and employee benefits	6,883	6,201	20,165	18,645
Occupancy expense	604	627	1,958	1,780
Equipment expense	249	203	722	704
Data processing and information technology costs	1,240	1,248	3,784	3,665
Ohio state franchise tax	399	399	1,197	1,193
Federal deposit insurance expense	267	255	801	762
Professional fees	700	539	1,819	1,654
Advertising expense	386	283	1,201	1,210
Software amortization expense	94	74	279	117
Core deposit intangible amortization	250	257	749	773
Loss on premises and equipment held for sale	18	-	711	-
Gross other real estate owned expenses	-	-	-	99
Other expense	2,008	1,785	5,556	5,136
Total noninterest expense	13,098	11,871	38,942	35,738

Income before income taxes	6,399	2,711	19,523	12,501
Income taxes	1,079	371	3,216	1,830

NET INCOME	$5,320	$2,340	$16,307	$10,671

EARNINGS PER SHARE
Basic	$0.66	$0.29	$2.02	$1.32
Diluted	$0.65	$0.29	$2.01	$1.32

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$5,320	$2,340	$16,307	$10,671

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	5,142	3,786	1,517	(490)
Tax effect	(1,080)	(795)	(319)	103
Total other comprehensive income (loss)	4,062	2,991	1,198	(387)

Comprehensive income (loss)	$9,382	$5,331	$17,505	$10,284

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, June 30, 2025	9,960,503	$162,195	$811	$116,892	$(22,937)	$(40,909)	$216,052

Net income				5,320			5,320
Other comprehensive income					4,062		4,062
Shares issued for stock grants	5,693	154					154
Restricted stock grants			230				230
Cash dividends ($0.21 per share)				(1,698)			(1,698)

Balance, September 30, 2025	9,966,196	$162,349	$1,041	$120,514	$(18,875)	$(40,909)	$224,120

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, June 30, 2024	9,946,454	$161,823	$-	$105,342	$(19,468)	$(40,909)	$206,788

Net income				2,340			2,340
Other comprehensive income					2,991		2,991
Shares issued for stock grants	3,888	93					93
Restricted stock grants			108				108
Cash dividends ($0.20 per share)				(1,615)			(1,615)

Balance, September 30, 2024	9,950,342	$161,916	$108	$106,067	$(16,477)	$(40,909)	$210,705

See accompanying notes to unaudited consolidated financial statements.

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2024	9,953,018	$161,999	$246	$109,299	$(20,073)	$(40,909)	$210,562

Net income				16,307			16,307
Other comprehensive income					1,198		1,198
Shares issued for stock grants	13,178	350					350
Restricted stock grants			795				795
Cash dividends ($0.63 per share)				(5,092)			(5,092)

Balance, September 30, 2025	9,966,196	$162,349	$1,041	$120,514	$(18,875)	$(40,909)	$224,120

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2023	9,930,704	$161,388	$-	$100,237	$(16,090)	$(39,854)	$205,681

Net income				10,671			10,671
Other comprehensive loss					(387)		(387)
Shares issued for stock grants	19,638	528					528
Restricted stock grants			108				108
Common shares repurchased (43,858)						(1,055)	(1,055)
Cash dividends ($0.60 per share)				(4,841)			(4,841)

Balance, September 30, 2024	9,950,342	$161,916	$108	$106,067	$(16,477)	$(40,909)	$210,705

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$16,307	$10,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	(19)	2,185
Impairment loss on premises and equipment held for sale	711	-
Gain on exchange of real estate	(1,229)	-
Loss (gain) on equity securities	24	65
Software amortization expense	279	117
Amortization of premium and discount on investment securities, net	416	421
Amortization of core deposit intangibles	749	773
Depreciation, amortization, and accretion, net	(483)	(47)
Stock-based compensation, net	2,120	482
Origination of loans held for sale	(7,066)	(5,638)
Proceeds from sale of loans held for sale	7,078	5,524
Loss (gain) on sale of loans held for sale	(221)	(135)
Earnings on bank-owned life insurance	(951)	(700)
Deferred income tax	631	(45)
Decrease (increase) in accrued interest receivable	(278)	265
Increase (decrease) in accrued interest payable	709	3,950
Other, net	(1,103)	(3,078)
Net cash provided by (used in) operating activities	17,674	14,809

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	11,048	1,871
Purchases	-	(1,898)
Other Investments:
Purchases	(300)	(5)
Decrease (increase) in loans, net	(79,497)	(26,460)
Purchase of loans	(6,103)	-
Proceeds from bank-owned life insurance	892	-
Purchase of premises and equipment	(2,336)	(368)
Purchase of restricted stock	(4,937)	(723)
Redemption of restricted stock	6,513	2,691
Net cash provided by (used in) investing activities	(74,720)	(24,892)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	176,609	86,167
Net increase (decrease) in Federal Home Loan Bank advances	(66,400)	(57,000)
Repayment of other borrowings	(158)	(151)
Repurchase of common shares	-	(1,055)
Cash dividends	(5,092)	(4,841)
Net cash provided by (used in) financing activities	104,959	23,120

Increase (decrease) in cash and cash equivalents	47,913	13,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,792	60,836

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,705	$73,873

	For the Nine Months Ended
	September 30,
	2025	2024
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$28,508	$26,749
Income taxes	3,300	2,130

Noncash investing transactions:
Exchange of real estate, net	$1,229	$-
Transfer from premises and equipment, net to premises and equipment held for sale	1,016	-

See accompanying notes to unaudited consolidated financial statements.

MIDDLEFIELD BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Middlefield Banc Corp. ("Company") include its bank subsidiary, The Middlefield Banking Company (“MBC” or “Bank”), and a nonbank asset resolution subsidiary EMORECO, Inc. The consolidated financial statements also include the accounts of MBC’s subsidiaries, Middlefield Investments, Inc. (“MI”) and MB Insurance Services (“MIS”). All significant inter-company items have been eliminated. On March 13, 2019, MBC established MI as an operating subsidiary to hold and manage an investment portfolio. On September 30, 2025, MI’s assets consist of a cash account, available-for-sale investment securities, and related accrued interest accounts. MI may only hold and manage investments and may not engage in any other activity without prior approval of the Ohio Division of Financial Institutions. In the first quarter of 2022, MBC established MIS as an operating subsidiary to offer retail and business customers various insurance services, including home, renters, automobile, pet, identity theft, travel, and professional liability insurance. On September 30, 2025, MIS assets consist of a cash account, a prepaid asset, and an accounts receivable. As a result of the bank merger of Liberty National Bank and MBC on December 1, 2022, Middlefield Banc Corp. acquired a 100% ownership interest in LBSI Insurance, LLC (“LBSI”), a wholly owned financial subsidiary of Liberty National Bank. LBSI did not operate after the merger, and its existence ended January 19, 2024. All significant intercompany items have been eliminated between MBC and these subsidiaries.

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

Accounting Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require entities to disclose specific categories in the rate reconciliation and provide additional information for material reconciling items. The ASU also requires the disclosure of income taxes paid disaggregated by jurisdiction. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective or retrospective basis. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses. The guidance requires public companies to disclose additional information about certain types of costs and expenses in the footnotes. The new standard requires a tabular disclosure of defined natural expense categories along with expenses subject to existing disclosure requirements. The amendment should be applied on a prospective basis with the option for retrospective application. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The effective date was clarified in ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which was issued in January 2025. These ASUs are not expected to have a significant impact on the Company’s financial statements.

In August 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance relates to the calculation of current expected credit losses for current accounts receivable and contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers.  The guidance provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period. The guidance is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years.  This guidance is to be adopted on a prospective basis. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.  The guidance makes targeted improvements to the accounting for internal-use software by updating guidance for when entities will begin capitalizing eligible costs.  The scope includes costs incurred to develop or obtain software for internal use, costs incurred to implement a cloud computing arrangement as a customer, and website development costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods.  Adoption can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. Early adoption is permitted.  We are currently reviewing the impact that the ASU will have on the Company’s financial statements.

NOTE 2 – REVENUE RECOGNITION

Following ASC Topic 606, Revenue from Contracts with Customers (Topic 606), management determined that the primary sources of revenue, which emanate from interest income on loans and investments, along with noninterest revenue resulting from equity security gains (losses), gains on the sale of loans, rental income, BOLI income, and gain on exchange of real estate, are not within the scope of ASC 606. For the nine months ended September 30, 2025, these revenue sources cumulatively comprise 94.3% of the total revenue of the Company.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollar amounts in thousands)	2025	2024	2025	2024
Service charges on deposit accounts:
Overdraft fees	$268	$249	$787	$748
ATM banking fees	479	489	1,394	1,419
Service charges and other fees	324	221	941	672
Gain (loss) on equity securities ⁽ª⁾	17	14	(24)	(65)
Earnings on bank-owned life insurance ⁽ª⁾	228	246	951	700
Gain on sale of loans ⁽ª⁾	158	56	221	135
Revenue from investment services	306	206	884	679
Gain on exchange of real estate ⁽ª⁾	-	-	1,229	-
Miscellaneous fee income	105	106	295	301
Gross rental income ⁽ª⁾	-	-	-	67
Other income	439	156	668	643
Total noninterest income	$2,324	$1,743	$7,346	$5,299

(a) Not within scope of ASC 606

NOTE 3 - EARNINGS PER SHARE

The Company provides a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the average shares outstanding. Diluted earnings per share adds the dilutive effects of restricted stock to average shares outstanding.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine months ended September 30, 2025 and 2024:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted-average common shares outstanding	9,963,968	9,950,342	9,960,883	9,946,146

Average treasury stock shares	(1,879,310)	(1,879,310)	(1,879,310)	(1,869,706)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	8,084,658	8,071,032	8,081,573	8,076,440

Additional common stock equivalents (restricted stock) used to calculate diluted earnings per share	62,837	15,840	48,640	15,840

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	8,147,495	8,086,872	8,130,213	8,092,280

At September 30, 2025, there were no anti-dilutive shares and 27,793 anti-dilutive shares at September 30, 2024, excluded from the calculation of diluted earnings per share related to restricted stock awards.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three and nine months ended September 30, 2025, and 2024, respectively:

(Dollar amounts in thousands)	Unrealized holding gain (loss) on securities available-for-sale
Balance at June 30, 2025	$(22,937)
Other comprehensive income⁽ª⁾	4,062
Balance at September 30, 2025	$(18,875)

Balance at December 31, 2024	$(20,073)
Other comprehensive income⁽ª⁾	1,198
Balance at September 30, 2025	$(18,875)

(Dollar amounts in thousands)	Unrealized holding gain (loss) on securities available-for-sale
Balance at June 30, 2024	$(19,468)
Other comprehensive income⁽ª⁾	2,991
Balance at September 30, 2024	$(16,477)

Balance at December 31, 2023	$(16,090)
Other comprehensive loss⁽ª⁾	(387)
Balance at September 30, 2024	$(16,477)

(a)	All amounts are net of tax.

There were no other reclassifications of amounts from AOCI for the three and nine months ended September 30, 2025, and 2024.

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

	September 30, 2025
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$21,893	$1,679	$23,572
Obligations of states and political subdivisions	-	124,373	-	124,373
Mortgage-backed securities in government-sponsored entities	-	7,910	-	7,910
Total investment securities available for sale	-	154,176	1,679	155,855

Equity securities	743	-	-	743
Interest rate derivative assets		547		547
Liabilities measured on a recurring basis:
Interest rate derivative liabilities		547		547

	December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Subordinated debt	$-	$25,830	$6,639	$32,469
Obligations of states and political subdivisions	-	124,966	-	124,966
Mortgage-backed securities in government-sponsored entities	-	8,367	-	8,367
Total investment securities available for sale	-	159,163	6,639	165,802

Equity securities	753	-	-	753

Investment Securities Available for Sale - An independent pricing service provides the Company fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, benchmarked yield curve, credit spreads and prices from market makers and live trading systems. These securities have been categorized in Level II. Level III securities are assets whose fair value cannot be determined by using observable measures. The inputs to the valuation methodology of these securities are unobservable and significant to the fair value measurement. Currently, this category includes certain subordinated debt investments that are valued based on the discounted cash flow approach assuming a yield curve of similarly structured instruments.

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

Interest Rate Derivatives - An independent third-party values interest rate derivatives using pricing models based on a discounted cash flow methodology.  The models take into account both Level I and Level II inputs such as swap rates, deposit rates, and other market-based rates and curves. A Level II categorization has been assigned. Interest rate derivatives are included in "accrued interest receivable and other assets" and "accrued interest payable and other liabilities" on the Consolidated Balance Sheet.

The following table presents the fair value reconciliation of Level III assets measured at fair value on a recurring basis.

	Subordinated debt
(Dollar amounts in thousands)	September 30, 2025	December 31, 2024
Beginning of year	$6,639	$8,801
Settlements	(5,000)	-
Transfers out of Level III (1)	-	(2,250)
Net change in unrealized loss on investment securities available-for-sale	40	88
End of year	$1,679	$6,639

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

	September 30, 2025
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Premises and equipment held for sale	$-	$-	$998	$998
Collateral-dependent loans	-	-	6,007	6,007

	December 31, 2024
(Dollar amounts in thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral-dependent loans	$-	$-	$3,321	$3,321

Premises and Equipment Held for Sale - Premises and equipment held for sale consist of a branch location held for sale.  The Company has measured impairment on branch locations held for sale based on the fair value of the property. Fair value is based on the listed selling price, which is predominately determined using market transactions for similar properties. In some cases, management may adjust the sales price due to changes in market conditions, length of time that the property has been on the market, or other factors that a market participant may take into account when valuing the property. Additionally, management estimates expected costs to sell the property. If the fair value of the premises and equipment held for sale is less than the carrying amount, a charge is taken to reduce the property to its fair value (less estimated selling costs), and the property is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the property exceeds the carrying amount, then the property is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $53,000 for September 30, 2025.

Collateral-Dependent Loans – The Company has measured expected credit loss on collateral-dependent individually analyzed loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based on independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property, which are also included in the net realizable value. If the fair value of the collateral-dependent loan is less than the carrying amount of the loan, a specific reserve for the loan is made in the allowance for credit losses, or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs), and the loan is included in the above table as a Level III measurement in the period in which the adjustment is recorded. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the above table as it is not currently being carried at its fair value. The fair values in the preceding tables include selling costs of $1.8 million and $968,000 for September 30, 2025, and  December 31, 2024

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company uses Level III inputs to determine fair value:

	September 30, 2025
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$6,007	Appraisal of collateral	Appraisal adjustments	12.8 - 29.2% (25.2%)
Premises and equipment held for sale	$998	Sale price	Adjustments to selling price	5.0%

	December 31, 2024
(Dollar amounts in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$3,321	Appraisal of collateral	Appraisal adjustments	0 - 23.9% (23.9%)

The estimated fair value of the Company’s financial instruments not recorded at fair value on a recurring basis is as follows:

	September 30, 2025
	Carrying				Total
(Dollar amounts in thousands)	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Net loans	$1,583,995	$-	$-	$1,572,635	$1,572,635
Mortgage servicing rights	1,423	-	-	2,398	2,398

Financial liabilities:
Non-maturing deposits	$1,351,857	$1,351,857	$-	$-	$1,351,857
Time deposits	270,445	-	-	269,408	269,408
Other borrowings	11,502	-	-	11,502	11,502

	December 31, 2024
	Carrying				Total
(Dollar amounts in thousands)	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Net loans	$1,497,167	$-	$-	$1,462,650	$1,462,650
Mortgage servicing rights	1,497	-	-	2,522	2,522

Financial liabilities:
Non-maturing deposits	$1,197,989	$1,197,989	$-	$-	$1,197,989
Time deposits	247,704	-	-	245,999	245,999
Other borrowings	11,660	-	-	11,660	11,660

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

NOTE 6 – INVESTMENT AND EQUITY SECURITIES

The amortized cost and fair values of investment securities available for sale are as follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value
Subordinated debt	$24,500	$85	$(1,013)	$23,572
Obligations of states and political subdivisions:
Tax-exempt	146,851	21	(22,499)	124,373
Mortgage-backed securities in government-sponsored entities	8,396	46	(532)	7,910
Total	$179,747	$152	$(24,044)	$155,855

(a)	Accrued interest of $1.4 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost (a)	Gains	Losses	Value
Subordinated debt	$34,300	$67	$(1,898)	$32,469
Obligations of states and political subdivisions:
Tax-exempt	147,767	4	(22,805)	124,966
Mortgage-backed securities in government-sponsored entities	9,144	1	(778)	8,367
Total	$191,211	$72	$(25,481)	$165,802

(a)	Accrued interest of $1.5 million is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheet.

The amortized cost and fair value of investment securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$70	$70
Due after one year through five years	8,051	7,887
Due after five years through ten years	47,775	46,255
Due after ten years	123,851	101,643
Total	$179,747	$155,855

There were no investment securities sold during the three and nine months ended September 30, 2025, or the year ended  December 31, 2024.

Investment securities with an approximate carrying value of $115.2 million and $112.1 million on  September 30, 2025, and  December 31, 2024, respectively, were pledged to secure deposits and for other purposes as required by law.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Subordinated debt	$727	$(23)	$19,761	$(989)	$20,487	$(1,013)
Obligations of states and political subdivisions:
Tax-exempt	-	-	111,984	(22,499)	111,984	(22,499)
Mortgage-backed securities in government-sponsored entities	1,026	(3)	5,093	(529)	6,119	(532)
Total	$1,753	$(26)	$136,838	$(24,017)	$138,590	$(24,044)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Subordinated debt	$10,632	$(368)	$20,770	$(1,530)	$31,402	$(1,898)
Obligations of states and political subdivisions:
Tax-exempt	15,456	(487)	102,484	(22,318)	117,940	(22,805)
Mortgage-backed securities in government-sponsored entities	1,986	(49)	5,118	(729)	7,104	(778)
Total	$28,074	$(904)	$128,372	$(24,577)	$156,446	$(25,481)

Every quarter, the Company evaluates investment securities with unrealized losses to determine if the decline in fair value has resulted from credit losses or other factors. There were 3 securities in an unrealized loss position for less than twelve months and 173 securities in an unrealized loss position for twelve months or greater on September 30, 2025. Unrealized losses on investment securities available for sale have not been recognized into income because we do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. The unrealized losses on investment securities were attributable to changes in interest rates and not related to the credit quality of these issuers. As of September 30, 2025 and December 31, 2024, no allowance for credit losses was required on investment securities available for sale.

Other investments, which primarily represent equity securities, totaled $1.1 million and $855,000 at September 30, 2025 and December 31, 2024, respectively. The Company recognized a gain on other investments of $17,000 and $14,000 for the three months ended September 30, 2025, and 2024, respectively. The Company recognized a loss on other investments of ($24,000) and ($65,000) for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7 – LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the loan portfolio by primary segment and class of financial receivable:

	September 30,	December 31,
(Dollar amounts in thousands)	2025 ⁽¹⁾⁽²⁾	2024 ⁽¹⁾⁽²⁾
Commercial real estate:
Owner occupied	$221,600	$181,447
Non-owner occupied	390,354	412,291
Multifamily	88,899	89,849
Residential real estate	366,307	353,442
Commercial and industrial	269,422	229,034
Home equity lines of credit	159,805	143,379
Construction and other	104,843	103,608
Consumer installment	5,794	6,564
Total loans	1,607,024	1,519,614
Less: Allowance for credit losses	(23,029)	(22,447)
Net loans	$1,583,995	$1,497,167

(1)

Accrued interest of $5.9 million and $5.5 million at  September 30, 2025 and December 31, 2024, respectively, is excluded from amortized cost and presented in "accrued interest receivable and other assets" on the Consolidated Balance Sheets.

(2)	Unearned income, including net deferred loan fees and costs and unamortized premiums and discounts, totaled $6.6 million and $8.2 million at September 30, 2025 and December 31, 2024, respectively.

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

The following tables summarize the ACL within the primary segments of the loan portfolio and the activity within those segments:

	For the Three Months Ended September 30, 2025
	Balance				Balance
(Dollar amounts in thousands)	June 30, 2025	Charge-offs	Recoveries	Provision	September 30, 2025
Commercial real estate:
Owner occupied	$2,538	$-	$92	$311	$2,941
Non-owner occupied	4,628	-	-	291	4,919
Multifamily	1,057	-	-	107	1,164
Residential real estate	5,801	(18)	35	171	5,989
Commercial and industrial	3,014	(50)	9	453	3,426
Home equity lines of credit	988	-	-	19	1,007
Construction and other	4,234	-	-	(721)	3,513
Consumer installment	75	-	39	(44)	70
Total	$22,335	$(68)	$175	$587	$23,029

	For the Three Months Ended September 30, 2024
	Balance				Balance
(Dollar amounts in thousands)	June 30, 2024	Charge-offs	Recoveries	Provision	September 30, 2024
Commercial real estate:
Owner occupied	$2,058	$(45)	$-	$177	$2,190
Non-owner occupied	7,981	(1,341)	-	1,716	8,356
Multifamily	1,268	-	-	125	1,393
Residential real estate	4,891	-	-	219	5,110
Commercial and industrial	2,430	(35)	9	8	2,412
Home equity lines of credit	813	-	-	56	869
Construction and other	2,290	-	-	(159)	2,131
Consumer installment	64	(5)	35	(29)	65
Total	$21,795	$(1,426)	$44	$2,113	$22,526

	For the Nine Months Ended September 30, 2025
	Balance				Balance
(Dollar amounts in thousands)	December 31, 2024	Charge-offs	Recoveries	Provision	September 30, 2025
Commercial real estate:
Owner occupied	$2,100	$-	$105	$736	$2,941
Non-owner occupied	8,364	(18)	7	(3,434)	4,919
Multifamily	1,310	-	-	(146)	1,164
Residential real estate	5,236	(19)	71	701	5,989
Commercial and industrial	2,427	(55)	179	875	3,426
Home equity lines of credit	897	(4)	8	106	1,007
Construction and other	2,052	-	-	1,461	3,513
Consumer installment	61	(44)	104	(51)	70
Total	$22,447	$(140)	$474	$248	$23,029

	For the Nine Months Ended September 30, 2024
	Balance				Balance
(Dollar amounts in thousands)	December 31, 2023	Charge-offs	Recoveries	Provision	September 30, 2024
Commercial real estate:
Owner occupied	$2,668	$(45)	$11	$(444)	$2,190
Non-owner occupied	4,480	(1,341)	-	5,217	8,356
Multifamily	1,796	-	-	(403)	1,393
Residential real estate	5,450	-	-	(340)	5,110
Commercial and industrial	4,377	(35)	24	(1,954)	2,412
Home equity lines of credit	750	(7)	1	125	869
Construction and other	1,990	-	-	141	2,131
Consumer installment	182	(11)	118	(224)	65
Total	$21,693	$(1,439)	$154	$2,118	$22,526

The total ACL increased by $582,000, or 2.6%, from  December 31, 2024 to September 30, 2025. The increase was driven by portfolio activity, updated assumptions, and the economic outlook. For 2024 and 2025, the Bank utilized unemployment rate data from Federal Open Market Committee ("FOMC") within the model to forecast credit losses in the portfolio. The FOMC Summary of Economic Projections for the Civilian Unemployment Rate – Central Tendency – High used in the September 30, 2025 calculation projects a slight decrease in the unemployment rate from the prior quarter.  The prepayment rates, probability of default (“PD”), and loss given default (“LGD”) assumptions were updated with the March 31, 2025 calculation in accordance with our policy to refresh assumptions on an annual basis. Prepayment rate assumptions are based on Bank data, while PD and LGD assumptions are determined using peer benchmark data.  To the extent that credit risk is not fully identified within the forecasts and calculated reserve, management has made qualitative adjustments to the ACL balance.

The fluctuation in the ACL during the nine months ended September 30, 2025, can be attributed to the following along with general increases and decreases in loan segment balances as well as charge-offs and recoveries that occurred during the period:

•

Decrease in ACL for non-owner occupied CRE loans is due to (1) a decrease in PDs and LGDs based on using Bank data for the first 12 months of the forecast and reverting to peer benchmark data for the remainder of the forecast and (2) a decrease in the maximum loss rate used in the qualitative adjustment, partially offset by (1) a decrease in prepayment rates, (2) an increase in the qualitative adjustment to adjust for a change in the Credit team, and (3) one individually analyzed loan requiring a reserve at September 30, 2025 that did not require a reserve at December 31, 2024. In addition, there was a decrease of $21.9 million in the non-owner occupied loan segment balance.

•	Increase in ACL for construction and other loans is due to (1) the impact of a decrease in prepayment rates and an increase in PDs and LGDs causing an increase in the calculated reserve and (2) an increase in the qualitative adjustment to adjust for a change in the Credit team. In addition, there was an increase of $1.2 million in the construction and other loan segment balance.
•	Increase in ACL for commercial and industrial loans is due to (1) the impact of a decrease in prepayment rates, (2) an increase in the qualitative adjustment to adjust for a change in the Credit team, and (3) one individually analyzed loan requiring a reserve at September 30, 2025 that did not require a reserve at December 31, 2024. Additionally, there was an increase of $40.4 million in the commercial and industrial loan segment balance.
•	Increase in ACL for owner occupied CRE loans is due to (1) the impact of a decrease in prepayment rates and an overall increase in PDs and (2) an increase in the qualitative adjustment to adjust for a change in the Credit team. Additionally, the balance in this loan segment increased by $40.2 million during the period.
•

Increase in ACL for residential real estate loans is due to a decrease in prepayment rates, partially offset by a decrease in PDs and LGDs in the calculation reserve.  In addition, there was a $12.7 million increase in the balance for this loan segment.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as payment delinquency, bankruptcy, repossession, or death, occurs to raise awareness of a possible credit quality loss. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Credit Department performs an annual review of all commercial relationships with loan balances of $750,000 or greater. Detailed reviews, including plans for resolution, are performed on criticized loans of $150,000 or more on at least a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the ACL.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of and for the nine months ended  September 30, 2025:

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Amortized
(Dollar amounts in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate:
Owner occupied
Pass	$32,496	$17,688	$26,103	$31,492	$38,894	$57,387	$6,118	$210,178
Special Mention	-	-	3,691	-	-	-	-	3,691
Substandard	-	862	-	4,498	371	2,000	-	7,731
Total Owner occupied	$32,496	$18,550	$29,794	$35,990	$39,265	$59,387	$6,118	$221,600
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-owner occupied
Pass	$15,387	$7,427	$54,719	$94,460	$47,044	$141,040	$743	$360,820
Special Mention	-	-	-	387	-	234	-	621
Substandard	-	-	-	2,496	635	25,782	-	28,913
Total Non-owner occupied	$15,387	$7,427	$54,719	$97,343	$47,679	$167,056	$743	$390,354
Current-period gross charge-offs	$-	$-	$-	$-	$-	$18	$-	$18
Multifamily
Pass	$-	$2,885	$45,017	$18,823	$6,742	$15,432	$-	$88,899
Total Multifamily	$-	$2,885	$45,017	$18,823	$6,742	$15,432	$-	$88,899
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$35,764	$44,302	$49,963	$57,160	$65,975	$110,348	$312	$363,824
Substandard	-	-	157	445	617	1,264	-	2,483
Total Residential real estate	$35,764	$44,302	$50,120	$57,605	$66,592	$111,612	$312	$366,307
Current-period gross charge-offs	$-	$-	$-	$-	$-	$19	$-	$19
Commercial and industrial
Pass	$38,498	$45,765	$30,265	$21,242	$7,912	$19,990	$79,216	$242,888
Special Mention	-	-	3,547	291	331	212	19,026	23,407
Substandard	-	-	1,413	16	-	276	1,422	3,127
Total Commercial and industrial	$38,498	$45,765	$35,225	$21,549	$8,243	$20,478	$99,664	$269,422
Current-period gross charge-offs	$-	$-	$-	$-	$50	$5	$-	$55
Home equity lines of credit
Pass	$-	$269	$22	$233	$-	$2,864	$155,296	$158,684
Substandard	-	-	233	191	-	287	410	1,121
Total Home equity lines of credit	$-	$269	$255	$424	$-	$3,151	$155,706	$159,805
Current-period gross charge-offs	$-	$-	$-	$-	$-	$4	$-	$4
Construction and other
Pass	$4,660	$56,254	$19,057	$1,889	$998	$1,906	$17,346	$102,110
Special Mention	-	-	-	-	-	188	-	188
Substandard	-	-	491	-	-	746	1,308	2,545
Total Construction and other	$4,660	$56,254	$19,548	$1,889	$998	$2,840	$18,654	$104,843
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer installment
Pass	$1,051	$1,025	$597	$182	$69	$2,677	$-	$5,601
Substandard	-	-	-	-	-	193	-	193
Total Consumer installment	$1,051	$1,025	$597	$182	$69	$2,870	$-	$5,794
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$44
Total Loans	$127,856	$176,477	$235,275	$233,805	$169,588	$382,826	$281,197	$1,607,024

Total Loans Summary
Pass	$127,856	$175,615	$225,743	$225,481	$167,634	$351,644	$259,031	$1,533,004
Special Mention	-	-	7,238	678	331	634	19,026	27,907
Substandard	-	862	2,294	7,646	1,623	30,548	3,140	46,113
Total Loans	$127,856	$176,477	$235,275	$233,805	$169,588	$382,826	$281,197	$1,607,024

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

Collateral-dependent Loans

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of  September 30, 2025:

	September 30, 2025
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$2,718	$-	$-	$-	$2,718
Non-owner occupied	21,976	-	-	-	21,976
Residential real estate	617	-	-	-	617
Commercial and industrial	-	833	-	-	833
Construction and other	491	-	-	-	491
Total	$25,802	$833	$-	$-	$26,635

The following table presents individually analyzed and collateral-dependent loans by classes of loan type as of  December 31, 2024:

	December 31, 2024
	Type of Collateral
(Dollar amounts in thousands)	Real Estate	Blanket Lien	Investment/Cash	Other	Total
Commercial real estate:
Owner occupied	$3,198	$-	$-	$-	$3,198
Non-owner occupied	24,881	-	-	-	24,881
Residential real estate	617	-	-	-	617
Commercial and industrial	214	-	-	-	214
Construction and other	493	-	-	-	493
Total	$29,403	$-	$-	$-	$29,403

At September 30, 2025 and December 31, 2024, the Company reported $1.3 million and $352,000, respectively, in residential real estate loans in the process of foreclosure.

Nonperforming and Past Due Loans

The following table presents the aging of the recorded investment in past-due loans by class of loans as of  September 30, 2025:

	September 30, 2025
		30-59 Days	60-89 Days	90 Days+	Total	Total
(Dollar amounts in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Owner occupied	$221,097	$381	$-	$122	$503	$221,600
Non-owner occupied	382,342	-	-	8,012	8,012	390,354
Multifamily	88,899	-	-	-	-	88,899
Residential real estate	362,419	1,971	755	1,162	3,888	366,307
Commercial and industrial	269,422	-	-	-	-	269,422
Home equity lines of credit	158,779	509	149	368	1,026	159,805
Construction and other	104,352	-	-	491	491	104,843
Consumer installment	5,598	3	-	193	196	5,794
Total	$1,592,908	$2,864	$904	$10,348	$14,116	$1,607,024

The following table presents the aging of the recorded investment in past-due loans by class of loans as of  December 31, 2024:

	December 31, 2024
		30-59 Days	60-89 Days	90 Days+	Total	Total
(Dollar amounts in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Owner occupied	$180,752	$513	$122	$60	$695	$181,447
Non-owner occupied	402,924	1,355	-	8,012	9,367	412,291
Multifamily	89,756	93	-	-	93	89,849
Residential real estate	349,645	2,216	562	1,019	3,797	353,442
Commercial and industrial	226,669	81	2,284	-	2,365	229,034
Home equity lines of credit	142,484	366	102	427	895	143,379
Construction and other	103,115	-	-	493	493	103,608
Consumer installment	6,479	41	44	-	85	6,564
Total	$1,501,824	$4,665	$3,114	$10,011	$17,790	$1,519,614

The following tables present the recorded investment in nonaccrual loans and loans 90 and greater days past due and still on accrual by class of loans:

	September 30, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
(Dollar amounts in thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$3,580	$-	$3,580	$-	$3,580
Non-owner occupied	15,865	6,111	21,976	-	21,976
Residential real estate	617	1,467	2,084	-	2,084
Commercial and industrial	-	859	859	-	859
Home equity lines of credit	-	745	745	-	745
Construction and other	491	-	491	-	491
Consumer installment	193	-	193	-	193
Total	$20,746	$9,182	$29,928	$-	$29,928

	December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due Over 90 Days	Total
(Dollar amounts in thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial real estate:
Owner occupied	$974	$301	$1,275	$-	$1,275
Non-owner occupied	21,265	3,616	24,881	-	24,881
Multifamily	-	-	-	-	-
Residential real estate	617	1,377	1,994	-	1,994
Commercial and industrial	-	159	159	-	159
Home equity lines of credit	-	1,017	1,017	-	1,017
Construction and other	-	493	493	-	493
Consumer installment	162	3	165	-	165
Total	$23,018	$6,966	$29,984	$-	$29,984

Interest income that would have been recorded had these loans not been placed on nonaccrual status was $474,000 and $1.3 million for the three and nine months ended September 30, 2025, respectively, and $852,000 and $1.2 million for the three and nine months ended September 30, 2024, respectively.

Modifications for Borrowers Experiencing Financial Difficulty

The following disclosures are for loan modifications for borrowers experiencing financial difficulty. The Bank may modify the contractual terms of a loan to a borrower experiencing financial difficulty to mitigate the risk of loss. Such modifications may include a term extension, interest rate reduction, significant payment deferral, other modifications, or a combination of modification types. In general, any delay in payment of greater than 90 days in the last 12 months is considered to be a significant payment deferral. The ACL for loans modified for borrowers experiencing financial difficulty is determined using the Bank's ACL policy as described in Note 1 - Summary of Significant Accounting Policies under the heading "Allowance for Credit Losses - Loans" in our 2024 Form 10-K.

The tables below detail the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concessions granted, and the financial effect of the modifications during the three and nine months ended September 30, 2025, and 2024:

	For the Three Months Ended September 30, 2025
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment
Commercial real estate:
Owner occupied	$2,224	$-	$-	$-	$-	$2,224	0.1%
Total	$2,224	$-	$-	$-	$-	$2,224	0.1%

	For the Three Months Ended September 30, 2024
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment
Commercial real estate:
Non-owner occupied	$-	$13,482	$-	$-	$-	$13,482	0.9%
Total	$-	$13,482	$-	$-	$-	$13,482	0.9%

	For the Nine Months Ended September 30, 2025
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment
Commercial real estate:
Owner occupied	$2,224	$-	$-	$-	$-	$2,224	0.1%
Residential real estate	57	-	-	-	-	57	0.0%
Commercial and industrial	-	889	-	-	-	889	0.1%
Home equity lines of credit	-	100	-	-	-	100	0.0%
Construction and other	-	2,055	-	-	-	2,055	0.1%
Total	$2,281	$3,044	$-	$-	$-	$5,325	0.3%

	For the Nine Months Ended September 30, 2024
			Payment	Interest Rate	Interest Rate		Percentage of
			Deferral	Reduction	Reduction		Total Loans
	Payment	Term	and Term	and Term	and Principal		Held for
(Dollar amounts in thousands)	Deferral	Extension	Extension	Past Due	Forgiveness	Total	Investment
Commercial real estate:
Non-owner occupied	$-	$13,482	$-	$-	$-	$13,482	0.9%
Total	$-	$13,482	$-	$-	$-	$13,482	0.9%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The following tables present the amortized cost as of September 30, 2025 and 2024, of loans modified during the 12 months then ended, by aging.

	September 30, 2025
		30-59 Days	60-89 Days	90 Days+	Total	Total
(Dollar amounts in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Owner occupied	$2,224	$-	$-	$-	$-	$2,224
Non-owner occupied	1,763	-	-	-	-	1,763
Residential real estate	57	-	-	-	-	57
Commercial and industrial	889	-	-	-	-	889
Home equity lines of credit	100	-	-	-	-	100
Construction and other	2,055	-	-	-	-	2,055
Total	$7,088	$-	$-	$-	$-	$7,088

	September 30, 2024
		30-59 Days	60-89 Days	90 Days+	Total	Total
(Dollar amounts in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$13,483	$-	$-	$-	$-	$13,483
Construction and other	1,819	-	-	-	-	1,819
Total	$15,302	$-	$-	$-	$-	$15,302

As of September 30, 2025, the Bank had a commitment to lend additional funds to a borrower experiencing financial difficulty whose loan was modified of $491,000.  There were no such commitments as of September 30, 2024. During the three and nine months ended September 30, 2025, and 2024, the Bank did not have any loans that were modified for borrowers experiencing financial difficulty and subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

Allowance for Credit Losses: Unfunded Commitments

The Company records a separate ACL for unfunded commitments using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. The liability for credit losses on these exposures was $1.3 million and $1.6 million as of September 30, 2025 and  December 31, 2024, respectively, and included in “accrued interest payable and other liabilities” on the Consolidated Balance Sheet. The "provision for (recovery of) credit losses" on the Consolidated Statement of Income associated with the liability for unfunded commitments amounted to a recovery of credit losses of $195,000 and $267,000 for the three and nine months ended September 30, 2025, respectively, and a provision for credit losses of $121,000 and $67,000 for the three and nine months ended September 30, 2024.

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

Commitments to Extend Credit

The following table summarizes the commitments to extend credit, which were composed of the following:

(Dollar amounts in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$407,440	$468,006
Standby letters of credit	561	798
Total	$408,001	$468,804

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

Commitments to Fund

We have investments in low-income housing tax credit operating partnerships. As a limited partner, we are allocated tax credits and deductions associated with the underlying properties. Our maximum exposure to loss in connection with the partnerships consists of the unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. The investments at September 30, 2025 and December 31, 2024, were $3.7 million and $1.8 million, respectively, and recorded in the Consolidated Balance Sheet in "accrued interest receivable and other assets". We do not have any loss reserves recorded since we believe the likelihood of loss is remote. The investments are amortized over the period that we expect to receive the tax benefits using the proportional amortization method. For the nine months ended September 30, 2025 and 2024, we recognized $160,000 and $80,000, respectively, of amortization. At September 30, 2025 and December 31, 2024, we had an unfunded tax credit commitment of $2.4 million and $1.5 million, respectively, which is recorded in the Consolidated Balance Sheet in "accrued interest payable and other liabilities".

Cannabis Industry

We provide deposit services to customers who are licensed by the State of Ohio's Division of Cannabis Control to do business as (or are related to) growers, processors, and dispensaries. Marijuana businesses are regulated by the Ohio Department of Commerce and legal in the State of Ohio, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted as a new client, including confirmation that the business is properly licensed by the State of Ohio and site visits. Throughout the relationship, we continue monitoring the business to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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

Litigation

Refer to Note 8 - Commitments and Contingent Liabilities of our Form 10-Q for the period ended June 30, 2025, for information on litigation that was settled during the second quarter of 2025.

NOTE 9 - RELATED PARTY TRANSACTIONS

The following table summarizes lending activities to principal officers, directors, and their affiliates for the periods ended  September 30, 2025 and December 31, 2024:

(Dollar amounts in thousands)	September 30, 2025	December 31, 2024
Beginning balance	$26,114	$24,185
New loans	145	3,362
Repayments	(1,809)	(1,377)
Effect of change in related party status	-	(56)
Ending balance	$24,450	$26,114

Deposits of related parties amounted to $29.2 million and $32.5 million as of  September 30, 2025 and  December 31, 2024, respectively.

NOTE 10 - SEGMENT REPORTING

The Company has one business segment: Bank Segment. The Bank Segment provides customers with a broad range of banking services, including various deposit and lending products to consumer and commercial customers. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The following table shows selected financial data for the Bank Segment for the three and nine months ended September 30, 2025, and 2024. The accounting policies of the segment are the same as those followed by the Company. The information is derived from the internal financial reporting records that are used to monitor and manage the Company's financial performance. The segment expense categories are based on the information regularly provided to the CODM and are considered significant to the segment’s operations. The Bank Segment excludes the income, expenses, and total assets of the parent company, Middlefield Banc Corp, and the parent company’s nonbank asset resolution subsidiary, EMORECO, Inc., which are shown as reconciling items in the following table. There is no authoritative guidance for management accounting equivalent to GAAP, and therefore, the financial results of our business segment are not necessarily comparable with similar information presented by other companies.

	For the Three Months Ended September 30,
	2025			2024
		Reconciling			Reconciling
(Dollar amounts in thousands)	Bank	Items	Total	Bank	Items	Total

Net interest income	$17,693	$(128)	$17,565	$15,218	$(145)	$15,073
Noninterest income	2,310	14	2,324	1,719	24	1,743
Total revenue	20,003	(114)	19,889	16,937	(121)	16,816
Provision for (recovery of) credit losses	392	-	392	2,234	-	2,234
Salaries and employee benefits	6,228	655	6,883	5,899	302	6,201
Occupancy expenses	604	-	604	627	-	627
Data processing costs	1,240	-	1,240	1,248	-	1,248
Other noninterest expense (1)	3,765	606	4,371	3,142	653	3,795
Income tax provision (benefit)	1,367	(288)	1,079	597	(226)	371
Net income (loss)	$6,407	$(1,087)	$5,320	$3,190	$(850)	$2,340
Total assets	$1,975,480	$3,413	$1,978,893	$1,855,461	$2,174	$1,857,635

	For the Nine Months Ended September 30,
	2025			2024
		Reconciling			Reconciling
(Dollar amounts in thousands)	Bank	Items	Total	Bank	Items	Total

Net interest income	$51,456	$(356)	$51,100	$45,573	$(448)	$45,125
Noninterest income	7,356	(10)	7,346	5,332	(33)	5,299
Total revenue	58,812	(366)	58,446	50,905	(481)	50,424
Provision for (recovery of) credit losses	(19)	-	(19)	2,185	-	2,185
Salaries and employee benefits	18,524	1,641	20,165	17,893	752	18,645
Occupancy expenses	1,958	-	1,958	1,780	-	1,780
Data processing costs	3,784	-	3,784	3,665	-	3,665
Other noninterest expense (1)	11,209	1,826	13,035	9,532	2,116	11,648
Income tax provision (benefit)	4,021	(805)	3,216	2,533	(703)	1,830
Net income (loss)	$19,335	$(3,028)	$16,307	13,317	$(2,646)	$10,671
Total assets	$1,975,480	$3,413	$1,978,893	$1,855,461	$2,174	$1,857,635

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

NOTE 11 - SUBSEQUENT EVENT

Farmers National Banc Corp ("Farmers") and the Company have entered into an Agreement and Plan of Merger (the "Agreement") dated as of October 22, 2025, which provides for the merger of the Company with and into Farmers (the "Merger"). The merger transaction is subject to certain conditions, including, but not limited to, receipt of Farmers and Company shareholders approvals and the approval of the Merger by various regulatory agencies.

Under the terms of the Agreement, each share of Company common stock immediately prior to completion of the Merger will be converted into the right to receive 2.6 shares of Farmers common stock. The merger consideration will be received from Farmers at the effective time of the Merger.  On October 22, 2025, the date of execution of the Agreement, the closing price of Farmers common stock was $13.28 per share. On November

12
, 2025, the closing price of Farmers common stock was $
13.37
 per share.  The value of Farmers common stock at the time of completion of the Merger could be greater than, less than, or the same as the value of Farmers common stock on the date of this Form 10-Q. The Merger is expected to close by the end of the first quarter of 2026.

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

2025 Nine-Month Financial Highlights (on a year-over-year basis):

●	Third quarter diluted earnings increased to $0.65 per share, driving year-to-date earnings of $2.01 per share
●	Pre-tax, pre-provision earnings(1) increased 37.3% to $6.8 million
●	Net interest margin expanded 33 basis points to 3.79%
●	Total loans increased $102.5 million, or 6.8% to a record $1.61 billion
●	Total assets increased $121.3 million, or 6.5% to a record $1.98 billion
●	Book value increased 6.1% to $27.71 from $26.11 per share, while tangible book value(1) increased 8.4% to $22.62 from $20.87 per share

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2025	2025	2025	2024	2024	2025	2024
Per common share data
Net income per common share - basic	$0.66	$0.76	$0.60	$0.60	$0.29	$2.02	$1.32
Net income per common share - diluted	$0.65	$0.76	$0.60	$0.60	$0.29	$2.01	$1.32
Dividends declared per share	$0.21	$0.21	$0.21	$0.20	$0.20	$0.63	$0.60
Book value per share (period end)	$27.71	$26.74	$26.46	$26.08	$26.11	$27.71	$26.11
Tangible book value per share (period end) (1) (2)	$22.62	$21.60	$21.29	$20.88	$20.87	$22.62	$20.87
Dividends declared	$1,698	$1,697	$1,697	$1,616	$1,615	$5,092	$4,841
Dividend yield	2.78%	2.80%	3.05%	2.84%	2.76%	2.81%	2.78%
Dividend payout ratio	31.92%	27.56%	35.13%	33.33%	69.02%	31.23%	45.37%
Average shares outstanding - basic	8,084,658	8,081,193	8,078,805	8,071,905	8,071,032	8,081,573	8,076,440
Average shares outstanding - diluted	8,147,495	8,113,572	8,097,545	8,092,357	8,086,872	8,130,213	8,092,280
Period ending shares outstanding	8,086,886	8,081,193	8,081,193	8,073,708	8,071,032	8,086,886	8,071,032

Selected ratios
Return on average assets (Annualized)	1.08%	1.29%	1.04%	1.04%	0.50%	1.14%	0.77%
Return on average equity (Annualized)	9.62%	11.53%	9.22%	9.19%	4.45%	10.12%	6.90%
Return on average tangible common equity (1) (3)	11.86%	14.31%	11.48%	11.50%	5.58%	12.54%	8.68%
Efficiency (4)	63.73%	64.49%	65.22%	65.05%	67.93%	64.45%	68.19%
Equity to assets at period end	11.33%	11.23%	11.32%	11.36%	11.34%	11.33%	11.34%
Noninterest expense to average assets	0.67%	0.72%	0.65%	0.63%	0.66%	2.04%	1.94%

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Yields	2025	2025	2025	2024	2024	2025	2024
Interest-earning assets:
Loans receivable (1)	6.30%	6.40%	6.17%	6.12%	6.19%	6.29%	6.19%
Investment securities (1) (2)	3.69%	3.64%	3.69%	3.63%	3.62%	3.67%	3.60%
Interest-earning deposits with other banks	3.52%	4.13%	3.57%	4.23%	4.27%	3.72%	4.58%
Total interest-earning assets	5.93%	6.03%	5.81%	5.78%	5.84%	5.93%	5.85%
Deposits:
Interest-bearing demand deposits	2.27%	2.27%	2.13%	2.07%	2.16%	2.29%	1.99%
Money market deposits	3.43%	3.53%	3.38%	3.81%	3.93%	3.45%	3.90%
Savings deposits	0.95%	0.86%	0.82%	0.75%	0.71%	0.87%	0.64%
Certificates of deposit	3.74%	3.66%	3.93%	4.21%	4.49%	3.77%	4.37%
Total interest-bearing deposits	2.91%	2.90%	2.82%	3.05%	3.17%	2.90%	3.07%
Non-Deposit Funding:
Borrowings	4.53%	4.54%	4.58%	4.93%	5.54%	4.55%	5.58%
Total interest-bearing liabilities	3.03%	3.01%	3.01%	3.21%	3.41%	3.03%	3.37%
Cost of deposits	2.20%	2.21%	2.10%	2.24%	2.33%	2.17%	2.24%
Cost of funds	2.33%	2.34%	2.30%	2.41%	2.58%	2.32%	2.54%
Net interest margin (3)	3.79%	3.88%	3.69%	3.56%	3.46%	3.79%	3.51%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were determined using an effective tax rate of 21%.
(2) Yield is calculated on the basis of amortized cost.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Asset quality data	2025	2025	2025	2024	2024
(Dollar amounts in thousands, unaudited)
Nonperforming assets (1)	$29,928	$25,052	$29,550	$29,984	$30,078

Allowance for credit losses	$23,029	$22,335	$22,401	$22,447	$22,526
Allowance for credit losses/total loans	1.43%	1.41%	1.44%	1.48%	1.50%
Net charge-offs (recoveries):
Quarter-to-date	$(107)	$(18)	$(209)	$151	$1,382
Year-to-date	(334)	(227)	(209)	1,436	1,285
Net charge-offs (recoveries) to average loans, annualized:
Quarter-to-date	(0.03%)	(0.00%)	(0.06%)	0.04%	0.36%
Year-to-date	(0.03%)	(0.03%)	(0.06%)	0.10%	0.11%

Nonperforming loans/total loans	1.86%	1.58%	1.91%	1.97%	2.00%
Allowance for credit losses/nonperforming loans	76.95%	89.15%	75.81%	74.86%	74.89%
Nonperforming assets/total assets	1.51%	1.30%	1.56%	1.62%	1.62%

(1) Nonperforming assets consist of nonperforming loans.

GAAP to Non-GAAP Reconciliations

Reconciliation of Common Stockholders' Equity to Tangible Common Equity	For the Three Months Ended
(Dollar amounts in thousands, unaudited)	September 30,	June 30,	March 31,	December 31,	September 30,
	2025	2025	2025	2024	2024

Stockholders' equity	$224,120	$216,052	$213,793	$210,562	$210,705
Less goodwill and other intangibles	41,218	41,468	41,718	41,967	42,225
Tangible common equity	$182,902	$174,584	$172,075	$168,595	$168,480

Shares outstanding	8,086,886	8,081,193	8,081,193	8,073,708	8,071,032
Tangible book value per share	$22.62	$21.60	$21.29	$20.88	$20.87

Reconciliation of Average Equity to Return on Average Tangible Common Equity	For the Three Months Ended					For the Nine Months Ended

(Dollar amounts in thousands, unaudited)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2025	2025	2025	2024	2024	2025	2024

Average stockholders' equity	$219,278	$214,144	$212,465	$209,864	$209,096	$215,395	$206,691
Less average goodwill and other intangibles	41,340	41,589	41,839	42,092	42,350	41,589	42,512
Average tangible common equity	$177,938	$172,555	$170,626	$167,772	$166,746	$173,806	$164,179

Net income	$5,320	$6,157	$4,830	$4,848	$2,340	$16,307	$10,671
Return on average tangible common equity (annualized)	11.86%	14.31%	11.48%	11.50%	5.58%	12.54%	8.68%

Reconciliation of Pre-Tax Pre-Provision Income (PTPP)	For the Three Months Ended					For the Nine Months Ended

(Dollar amounts in thousands, unaudited)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2025	2025	2025	2024	2024	2025	2024

Net income	$5,320	$6,157	$4,830	$4,848	$2,340	$16,307	$10,671
Add income taxes	1,079	1,213	924	995	371	3,216	1,830
Add provision for (recovery of) credit losses	392	(506)	95	(177)	2,234	(19)	2,185
PTPP	$6,791	$6,864	$5,849	$5,666	$4,945	$19,504	$14,686

Financial Condition

General. The Company’s total assets on September 30, 2025 were $1.98 billion, an increase of $125.5 million from December 31, 2024. For the same period, total loans increased by $87.4 million, cash and cash equivalents increased by $47.9 million, and investment securities available for sale decreased by $9.9 million. The Company's total liabilities on September 30, 2025 were $1.75 billion, an increase of $112.0 million from December 31, 2024. For the same period, total deposits increased by $176.6 million. Stockholders’ equity increased by $13.6 million, or 6.4%.

Cash and cash equivalents. Cash and cash equivalents increased $47.9 million to $103.7 million on September 30, 2025, from $55.8 million on December 31, 2024. The increase in cash and cash equivalents is primarily due to an increase in deposits and partially offset by an increase in loans and a decrease in Federal Home Loan Bank advances. Deposits from customers into savings and checking accounts, loan and securities repayments, and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, security purchases, and repayments of borrowed and brokered funds.

Investment securities. Management's objective in structuring the portfolio is to maintain liquidity while providing an acceptable rate of return without sacrificing asset quality. Securities available for sale on September 30, 2025, totaled $155.9 million, a decrease of $9.9 million, or 6.0%, from $165.8 million on December 31, 2024. There were no purchases or sales of securities for the nine months ended September 30, 2025. During this period, the Company recorded repayments, calls, and maturities of $11.0 million and a decrease in the net unrealized losses of $1.5 million.

On September 30, 2025, the Company held $23.6 million at fair value of subordinated debt in other banks, as compared to $32.5 million on December 31, 2024. The average yield on this portfolio was 5.32% for the nine-month period ended September 30, 2025, as compared to 5.19% for the 12-month period ended December 31, 2024.

Periodically, management reviews the entire municipal bond portfolio to assess credit quality. Each security held in this portfolio is assessed on attributes that have historically influenced default incidences in the municipal market, such as sector, security, impairment filing, timeliness of disclosure, external credit assessment(s), credit spread, state, vintage, and underwriter. Municipal bonds compose 79.8% of the overall portfolio. These investments have historically proven to have extremely low credit risk.

Loans. The loan portfolio consists primarily of single-family mortgage loans used to purchase or refinance personal residences located within the Company’s market area, commercial and industrial loans, home equity lines of credit, and commercial real estate loans used to finance properties that are used in the borrowers’ businesses, or to finance investor-owned rental properties, and, to a lesser extent, construction and consumer loans. The portfolio is well dispersed geographically. Total loans increased $87.4 million, or 5.8%, to $1.61 billion as of September 30, 2025 from $1.52 billion as of December 31, 2024. The increase in the owner occupied and commercial and industrial loan portfolios is due to an increased focus on these segments. The decrease in the non-owner occupied loan segment is the result of rebalancing the commercial real estate portfolio. The following table summarizes fluctuation within the primary segments of the loan portfolio:

	September 30,	December 31,
(Dollar amounts in thousands)	2025	2024	$ change	% change	% of loans
Commercial real estate:
Owner occupied	$221,600	$181,447	$40,153	22.13%	13.79%
Non-owner occupied	390,354	412,291	(21,937)	(5.32%)	24.29%
Multifamily	88,899	89,849	(950)	(1.06%)	5.53%
Residential real estate	366,307	353,442	12,865	3.64%	22.79%
Commercial and industrial	269,422	229,034	40,388	17.63%	16.78%
Home equity lines of credit	159,805	143,379	16,426	11.46%	9.94%
Construction and other	104,843	103,608	1,235	1.19%	6.52%
Consumer installment	5,794	6,564	(770)	(11.73%)	0.36%
Total loans	1,607,024	1,519,614	87,410	5.75%	100.00%
Less: Allowance for credit losses	(23,029)	(22,447)	582	2.59%
Net loans	$1,583,995	$1,497,167	$86,828	5.80%

The Company’s Mortgage Banking operation generates loans for sale to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the FHLB. There was one loan held for sale of $209,000 at September 30, 2025, and no loans held for sale at December 31, 2024. The Company recorded gains on the sale of these loans totaling $221,000 based on proceeds of $7.1 million for the nine months ended September 30, 2025.

Commercial real estate loans represent the Company’s largest loan segment and consist of term loans secured by a mortgage lien on real property and include both owner occupied and non-owner occupied loans as well as multifamily loans. The Company originates fixed and adjustable rate commercial real estate loans to new and existing customers located within its primary markets; however, the property may be located outside of our primary lending areas. As of September 30, 2025, approximately 92% of the properties related to the commercial real estate loans were located in the state of Ohio. Commercial real estate loans are typically originated with maturity dates of less than 20 years with repricing every 5 years. Management believes that the segment is well diversified.

The following table breaks down the Company’s commercial real estate portfolio by category and provides the weighted average loan-to-value for each category as of September 30, 2025:

		Percent of	Percent of	Weighted Average
(Dollar amounts in thousands)	Balance	CRE Portfolio	Loan Portfolio	Loan-to-Value
Multi-Family	$88,899	12.7%	5.5%	64.6%
Owner Occupied
Real Estate and Rental and Leasing	73,969	10.6%	4.6%	59.1%
Other Services (except Public Administration)	41,291	5.9%	2.6%	58.2%
Manufacturing	22,991	3.3%	1.4%	50.4%
Educational Services	11,762	1.7%	0.7%	49.7%
Accommodation and Food Services	11,441	1.6%	0.7%	47.4%
Other	60,146	8.5%	3.7%	53.0%
Total Owner Occupied	$221,600	31.6%	13.7%
Non-Owner Occupied
Real Estate and Rental and Leasing	324,180	46.3%	20.2%	54.2%
Accommodation and Food Services	38,132	5.4%	2.4%	58.0%
Health Care and Social Assistance	19,100	2.7%	1.2%	56.8%
Manufacturing	3,903	0.6%	0.2%	44.4%
Other	5,039	0.7%	0.3%	62.9%
Total Non-Owner Occupied	$390,354	55.7%	24.3%
Total CRE	$700,853	100.0%	43.5%

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. According to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions that have (1) total reported loans for construction, land development, and other land acquisitions that represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management concerning their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a material percentage of its loan portfolio in commercial real estate loans. On September 30, 2025, commercial real estate loans (including construction, land, and land development loans) represented 260.8% of total risk-based capital, and growth in that segment over the past 36 months was 16.6%, which is less than the 50% threshold laid out in the regulatory guidance. Construction, land, and land development loans represent 46.7% of total risk-based capital. Based on the regulatory guidance, the Company does not have a concentration in commercial real estate lending as of September 30, 2025.

Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria for its commercial real estate portfolio. The Board of Directors has adopted limits on both aggregate and industry-specific concentration levels, including limits specific to commercial real loans. The underwriting and risk rating of all loans is completed by a team that is independent of the individuals originating the loans. Loan monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes in cash flows due to interest rate increases and declines in net operating income. The primary risk elements with respect to our commercial real estate loans are the financial condition of the borrower, sufficiency of the valued collateral, and timeliness of scheduled loan payments, and these loans may be negatively impacted by changes in the real estate markets or in the general economy. We have a policy that requires a periodic review of financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive capital planning policy, which includes pro forma projections, including stress testing, in which the Board of Directors has established internal minimum targets for regulatory capital ratios that are more than well-capitalized ratios as defined by regulatory requirements.

Nonperforming loans in the commercial real estate segment were $25.6 million at September 30, 2025. The allowance for credit losses for this segment totaled $9.0 million at September 30, 2025, representing an allowance for credit losses to loans ratio of 1.29% specific to the commercial real estate segment.

Our residential real estate loans totaled $366.3 million, or 22.8% of total loans, at September 30, 2025. The Bank grants real estate loans primarily within its designated lending areas, consisting of the communities surrounding branch offices in Ashtabula, Geauga, Portage, Summit, Cuyahoga, Lake, Trumbull, Madison, Delaware, Franklin, Union, Logan, and Hardin counties in Ohio. At September 30, 2025, approximately 99% of the properties related to our residential real estate loans were located in Ohio. Management believes our knowledge of these markets and our relative connectedness to the consumer borrowers we serve outweighs the geographic concentration risks. Our credit policy requires minimum credit scores, evidence of stable income, and maximum loan-to-values when underwriting residential real estate loans. The evaluation of our retail credit portfolio is defined in our credit policy and incorporates the Uniform Real Credit Classification and Account Management Policy as prescribed by federal regulatory authorities. Nonperforming loans in the residential real estate segment were $2.1 million at September 30, 2025. The allowance for credit losses for this segment totaled $6.0 million at September 30, 2025, representing an allowance for credit losses to loans ratio of 1.63% specific to the residential real estate segment.

The Company opted not to phase in, over three years, the effects of the initial CECL entry to equity for the implementation of ASC 326, recorded on January 1, 2023. As of September 30, 2025, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company monitors fluctuations in unused commitments as a means of identifying potential material drawdowns on existing lines of credit. On September 30, 2025, unused line of credit commitments totaled $407.4 million, which is a decrease of $55.3 million, or 12.0%, from December 31, 2024. The commercial unused line of credit commitments were $239.2 million as of September 30, 2025, compared to $308.8 million on December 31, 2024. The decrease is the result of draws on existing construction loans during the period.

Allowance for Credit Losses and Asset Quality. The ACL increased by $582,000, or 2.6%, to $23.0 million on September 30, 2025, from $22.4 million on December 31, 2024. For the nine months ended September 30, 2025, net loan recoveries totaled $334,000, or 0.03% of average loans, annualized, compared to net charge-offs totaling $1.3 million or (0.11%) of average loans, annualized, for the same period in 2024. The portion of the recovery of credit losses associated with loans was a provision of $248,000 for the nine months ended September 30, 2025. The ratio of the ACL to nonperforming loans was 76.9% as of September 30, 2025, compared to 74.9% for the same period in the prior year. The ACL to total loans ratio decreased to 1.43% as of September 30, 2025, compared to 1.50% as of September 30, 2024. The decrease in the ACL as a percentage of total loans was mainly from changes in portfolio activity, updated appraisals for individually analyzed loans, updated assumptions during the first quarter of 2025, and the economic outlook.

Management analyzes the adequacy of the ACL regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the amount and composition of the loan portfolio. The ACL is a significant estimate that is particularly susceptible to changes in the near term. Risks that may impact our loan portfolio include the weakened economic outlook exacerbated by the continued uncertainty characterized by inflation, interest rates, tariffs, and the federal government shutdown that started as of midnight on September 30, 2025. Geopolitical events, both within the U.S. and globally, with weakening growth prospects raise the potential for adverse impacts on the U.S. economy. The direct impacts of the pandemic and related economic disruptions, the market liquidity events in 2023, and persistently high inflation, which previously dominated our risk analysis, have lessened. Changes in interest rates could potentially impact the valuations of assets that collateralize our loans. The Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Management’s analysis includes a review of all loans designated as individually analyzed, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry, and other factors that management believes warrant recognition in providing for an appropriate allowance for credit losses. Future additions or reductions to the allowance for credit losses will be dependent on these factors. Additionally, the Company uses an outside party to conduct an independent review of commercial and commercial real estate loans that is designed to validate management conclusions of risk ratings and the appropriateness of the allowance allocated to these loans. The Company uses the results of this review to help determine the effectiveness of policies and procedures and to assess the adequacy of the allowance for credit losses allocated to these types of loans. Management believes the ACL is appropriately stated as of September 30, 2025. Based on the variables involved and management’s judgments about uncertain outcomes, the determination of the allowance for credit losses is considered a critical accounting policy.

The following table illustrates the net charge-offs to average loans ratio for each loan category for each reported period:

	For the Three Months Ended September 30,
	2025			2024
(Dollar amounts in thousands)	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
Commercial real estate:
Owner occupied	$210,599	$92	0.17%	$185,850	$(45)	(0.10%)
Non-owner occupied	400,501	-	0.00%	398,094	(1,341)	(1.35%)
Multifamily	84,793	-	0.00%	91,262	-	0.00%
Residential real estate	364,316	17	0.02%	342,890	-	0.00%
Commercial and industrial	265,331	(41)	(0.06%)	224,892	(26)	(0.05%)
Home equity lines of credit	159,167	-	0.00%	134,977	-	0.00%
Construction and other	114,993	-	0.00%	122,560	-	0.00%
Consumer installment	6,033	39	2.59%	6,993	30	1.72%
Total	$1,605,733	$107	0.03%	$1,507,518	$(1,382)	(0.37%)

	For the Nine Months Ended September 30,
	2025			2024
(Dollar amounts in thousands)	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans	Average Loan Balance	Net recoveries (charge-offs)	Net recoveries (charge-offs) to average loans
Commercial real estate:
Owner occupied	$202,777	$105	0.07%	$185,989	$(34)	(0.02%)
Non-owner occupied	403,818	(11)	(0.00%)	405,591	(1,341)	(0.44%)
Multifamily	89,930	-	0.00%	88,920	-	0.00%
Residential real estate	362,112	52	0.02%	338,320	-	0.00%
Commercial and industrial	250,778	124	0.07%	217,996	(11)	(0.01%)
Home equity lines of credit	152,535	4	0.00%	133,190	(6)	(0.01%)
Construction and other	104,874	-	0.00%	118,685	-	0.00%
Consumer installment	6,217	60	1.29%	7,144	107	2.00%
Total	$1,573,040	$334	0.03%	$1,495,834	$(1,285)	(0.11%)

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

Nonperforming loans at September 30, 2025, were $29.9 million, compared to $30.0 million at December 31, 2024. Three commercial real estate loans were moved to nonaccrual during 2024. One of the loans paid off in the second quarter of 2025, and the balance of the remaining two loans as of September 30, 2025, was $15.1 million. These loans are adequately secured and individually analyzed within the ACL calculation as of September 30, 2025. Management believes these relationships do not indicate a trend in the markets served, the portfolio, or underwriting standards. A major factor in determining the appropriateness of the ACL is the type of collateral that secures the loans. Nonperforming loans secured by real estate totaled $28.9 million and $29.7 million as of September 30, 2025 and December 31, 2024, respectively. Of the total nonperforming loans on September 30, 2025, 96.5% were secured by real estate. Although this does not insure against all losses, real estate typically provides for at least partial recovery, even in a distressed sale and declining-value environment. The objective of the Company is to minimize future loss exposure.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $1.62 billion or 93.3% of the Company’s total average funding sources at September 30, 2025. Total deposits increased $176.6 million on September 30, 2025, when compared to $1.45 billion on December 31, 2024. The following table summarizes fluctuation within the primary segments of the deposit portfolio:

	September 30,	December 31,
(Dollar amounts in thousands)	2025	2024	$ change	% change
Noninterest-bearing demand	$410,612	$377,875	$32,737	8.66%
Interest-bearing demand	232,452	208,291	24,161	11.60%
Money market	528,246	414,074	114,172	27.57%
Savings	180,547	197,749	(17,202)	(8.70%)
Time	270,445	247,704	22,741	9.18%
Total deposits	$1,622,302	$1,445,693	$176,609	12.22%

The Company uses specific non-core funding instruments to grow the balance sheet and maintain liquidity. These deposits, either from a broker or a listing service, were $108.6 million on September 30, 2025 and $35.1 million on December 31, 2024 and are included in time and interest-bearing demand deposits on the Consolidated Balance Sheet.

Deposit balances in excess of the $250,000 FDIC-insured limit totaled approximately $545.7 million, or 33.6% of total deposits, at September 30, 2025 and approximately $447.2 million, or 30.9% of total deposits, at December 31, 2024.

Public fund deposits from state and political subdivisions in the U.S. compared to total deposits were $193.8 million, or 11.9% at September 30, 2025 and $167.9 million, or 11.6% at December 31, 2024.

Borrowed funds. The Company uses short-term and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings primarily include advances from the FHLB and FRB discount window, subordinated debt, short-term borrowings from other banks, and federal funds purchased. FHLB advances decreased by $66.4 million to $106.0 million as of September 30, 2025, compared to $172.4 million at December 31, 2024. Other borrowings were relatively unchanged at $11.5 million as of September 30, 2025 and $11.7 million on December 31, 2024.

Stockholders’ equity. Stockholders’ equity increased $13.6 million, or 6.4%, to $224.1 million at September 30, 2025 from $210.6 million at December 31, 2024. This increase was primarily the result of $16.3 million in net income. These changes were partially offset by $5.1 million of cash dividends paid.

The Company's tangible book value per share, which is a non-GAAP financial measure, was $22.62 at September 30, 2025 compared to $20.87 at September 30, 2024 and $20.88 at December 31, 2024. Tangible equity has been impacted by the changes in stockholders' equity described in the previous paragraph, including the unrealized losses of the Company's available-for-sale investment securities portfolio. Net unrealized losses from available-for-sale investment securities were $23.9 million as of September 30, 2025, compared to net unrealized losses of $20.9 million at September 30, 2024, and net unrealized losses of $25.4 million at December 31, 2024.

RESULTS OF OPERATIONS

General. Net income for the three months ended September 30, 2025, was $5.3 million, a $3.0 million, or 127.4%, increase from the amount earned during the same period in 2024. Diluted earnings per share for the quarter were $0.65 for the three months ended September 30, 2025 and $0.29 for the same period in 2024. Net income for the nine months ended September 30, 2025, was $16.3 million, a $5.6 million, or 52.8%, increase from the amount earned during the same period in 2024. Diluted earnings per share for the quarter were $2.01 for the nine months ended September 30, 2025 and $1.32 for the same period in 2024.

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

Net interest income for the three months ended September 30, 2025, totaled $17.6 million, an increase of 16.5% from that reported in the comparable period of 2024. The net interest margin was 3.79% for the three months ended September 30, 2025, an increase of 33 basis points for the same period of 2024. The increase in the net interest margin is attributable to a decrease of 75 basis points paid on certificates of deposit, a decrease of 50 basis points paid on money market deposits, an increase in the average balance of loans of $98.2 million, and a decrease in the average balance of FHLB advances of $31.5 million, coupled with a decrease of 108 basis points in the average cost of those advances. The increase was partially offset by an increase in the average balance of money market deposits of $117.2 million.  Additionally, the Federal Reserve decreased the target federal funds interest rate by a total of 100 basis points from September through December 2024, which impacted the comparability of the net interest margin between the three months ended September 30, 2025, and September 30, 2024.

Net interest income for the nine months ended September 30, 2025, totaled $51.1 million, an increase of 13.2% from that reported in the comparable period of 2024. The net interest margin was 3.79% for the nine months ended September 30, 2025, an increase of 28 basis points for the same period of 2024. The increase in the net interest margin is attributable to a decrease of 60 basis points paid on certificates of deposit, a decrease in the average balance of certificates of deposit of $36.5 million, an increase in the average balance of loans of $77.2 million, and a decrease in the average balance of FHLB advances of $38.9 million, coupled with a decrease of 105 basis points in the average cost of those advances. The increase was partially offset by an increase in the average balance of money market deposits of $142.9 million.  Additionally, the net interest margin has been impacted by a decrease in the target federal funds interest rate as described in the previous paragraph.

The Company is currently in a slightly liability-sensitive position and expects to remain so for the next 18-month outlook period. A decrease in rates should lead to a minimal expansion of net interest margin as the Company’s interest-bearing liabilities reprice faster than its interest-bearing assets. As part of the Company’s strategy, floor rates are used to protect the Company’s net interest margin in a declining interest rate environment. As of September 30, 2025, nearly all loan contracts with floor rates exceed their contractual floor rates. Please refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for further discussion on asset and liability management and interest rate sensitivity.

Interest and dividend income. Interest and dividend income increased $2.0 million, or 7.8%, for the three months ended September 30, 2025, compared to the same period in the prior year. This is mainly attributable to a $2.0 million increase in interest and fees on loans, which is due to an increase in the average balance of loans of $98.2 million, or 6.5%, along with an 11-basis point increase in the yield on the loan portfolio to 6.30% for the three months ended September 30, 2025, when compared to the same period in the prior year. The average balance of investment securities decreased by $3.5 million, or 1.8%, while the 3.69% yield on the investment portfolio increased by 7 basis points, from 3.62%, for the same period in the prior year. The yield for the investment portfolio is based on amortized cost.

Interest and dividend income increased $4.5 million, or 5.9%, for the nine months ended September 30, 2025, compared to the same period in the prior year. This is mainly attributable to a $4.7 million increase in interest and fees on loans, which is due to an increase in the average balance of loans of $77.2 million, or 5.2%, along with a 10-basis point increase in the yield on the loan portfolio to 6.29% for the nine months ended September 30, 2025, when compared to the same period in the prior year. The average balance of investment securities decreased by $1.2 million, or less than 0.01%, while the 3.67% yield on the investment portfolio increased by 7 basis points, from 3.60%, for the same period in the prior year. The yield for the investment portfolio is based on amortized cost.

Interest expense. Interest expense decreased by $497,000, or 4.7%, for the three months ended September 30, 2025, compared to the same period in the prior year. This decrease in interest expense is primarily attributable to a decrease in short-term borrowing expense of $657,000 as a result of the Bank paying down FHLB advances and a decrease of 108 basis points on the rate paid on those advances. The increase in deposit expense of $180,000 is attributable to an increase in the average balance of interest-bearing deposits of $117.9 million, or 10.7% which is slightly offset by a 25-basis point decrease in the rates paid on deposits.

Interest expense decreased by $1.5 million, or 4.8%, for the nine months ended September 30, 2025, compared to the same period in the prior year. This decrease in interest expense is primarily attributable to a decrease in short-term borrowing expense of $2.4 million as a result of the Bank paying down FHLB advances and a decrease of 105 basis points on the rate paid on those advances. The increase in deposit expense of $965,000 is attributable to an increase in the average balance of interest-bearing deposits of $108.7 million, or 10.1%, which is slightly offset by a 17-basis point decrease in the rates paid on deposits.

Provision for (recovery of) credit losses. The provision for (recovery of) credit losses represents the charge to income necessary to adjust the ACL to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio, including unfunded commitments. Each quarter, management reviews the loan portfolio for estimated probable expected credit losses. Based on this review, a provision of credit losses of $392,000 was recorded for the three months ended September 30, 2025, compared to a provision for credit losses of $2.2 million for the same period in the prior year.  The provision for credit losses for the 2025 third quarter consisted of a provision for credit losses on loans of $587,000 and a reduction in the provision for credit losses for unfunded commitments of $195,000.  The decrease in the provision for credit losses was due to fewer charge-offs during the third quarter of 2025 than in the third quarter of 2024.

A recovery of credit losses of $19,000 was recorded for the nine months ended September 30, 2024 compared to a provision for credit losses of $2.2 million for the same period in the prior year. The recovery of credit losses for the nine months ended September 30, 2025, consisted of a provision for credit losses on loans of $248,000 and a reduction in the provision for credit losses for unfunded commitments of $267,000.  The change in the provision for (recovery of) credit losses was the result of fewer charge-offs recorded during the nine months ended September 30, 2025, than during the comparable period in 2024.

Noninterest income. Noninterest income increased by $581,000, or 33.3% for the three months ended September 30, 2025, over the comparable 2024 period. The increase was primarily due to derivative fee income earned during the third quarter of 2025.

Noninterest income increased by $2.0 million, or 38.6%, for the nine months ended September 30, 2025, over the comparable 2024 period. This increase was primarily the result of a one-time, non-cash gain of $1.2 million on the exchange of real estate. In April 2025, the Company completed an exchange of real estate with the City of Westerville, Ohio for a parcel of land that had a fair value of $1.5 million. In exchange, Middlefield transferred land and a building with related furnishings associated with its current branch located in Westerville, Ohio. The transferred branch had a net book value of $221,000.

Noninterest expense. Noninterest expense of $13.1 million for the third quarter of 2025 was 10.3%, or $1.2 million higher than the third quarter of 2024, primarily due to a $682,000 increase in salaries and employee benefits.

Noninterest expense of $38.9 million for the nine months ended September 30, 2025 was 9.0% or $3.2 million higher than the nine months ended September 30, 2024, primarily due to a $1.5 million increase in salaries and employee benefits and a $711,000 loss associated with recording a separate property located in Westerville, Ohio as held for sale during the second period of 2025.

Provision for income taxes. The Company recognized $1.1 million in income tax expense for the three months ended September 30, 2025, which reflected an effective tax rate of 16.9%, as compared to $371,000 in income tax expense with an effective tax rate of 13.7% for the comparable 2024 period.

The Company recognized $3.2 million in income tax expense for the nine months ended September 30, 2025, which reflected an effective tax rate of 16.5% as compared to $1.8 million in income tax expense with an effective tax rate of 14.6% for the comparable 2024 period.

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

	For the Three Months Ended September 30,
	2025			2024

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,605,733	$25,485	6.30%	$1,507,518	$23,441	6.19%
Investment securities ⁽²⁾	188,211	1,496	3.69%	191,748	1,490	3.62%
Interest-earning deposits with other banks ⁽³⁾	70,727	627	3.52%	63,580	682	4.27%
Total interest-earning assets	$1,864,671	$27,608	5.93%	$1,762,846	$25,613	5.84%
Noninterest-earning assets	83,217			88,644
Total assets	$1,947,888			$1,851,490
Interest-bearing liabilities:
Interest-bearing demand deposits	$233,106	1,331	2.27%	$217,124	1,181	2.16%
Money market deposits	479,785	4,143	3.43%	362,545	3,583	3.93%
Savings deposits	184,146	440	0.95%	198,775	357	0.71%
Certificates of deposit	324,516	3,058	3.74%	325,240	3,671	4.49%
Short-term borrowings	82,306	918	4.43%	113,812	1,575	5.51%
Other borrowings	11,532	153	5.26%	11,739	173	5.86%
Total interest-bearing liabilities	$1,315,391	$10,043	3.03%	$1,229,235	$10,540	3.41%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$398,307			$396,456
Other liabilities	14,912			16,703
Stockholders' equity	219,278			209,096
Total liabilities and stockholders' equity	$1,947,888			$1,851,490
Net interest income		$17,565			$15,073
Interest rate spread ⁽⁴⁾			2.90%			2.43%
Net interest margin ⁽⁵⁾			3.79%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			141.76%			143.41%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $271 and $281 for the three months ended September 30, 2025 and 2024, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three-month periods ended September 30, 2025, and 2024, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2025 versus 2024
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,532	$512	$2,044
Investment securities	(32)	38	6
Interest-earning deposits with other banks	77	(132)	(55)
Total interest-earning assets	$1,577	$418	$1,995

Interest-bearing liabilities:
Interest-bearing demand deposits	$87	$63	$150
Money market deposits	1,161	(601)	560
Savings deposits	(26)	109	83
Certificates of deposit	(8)	(605)	(613)
Short-term borrowings	(438)	(219)	(657)
Other borrowings	(3)	(17)	(20)
Total interest-bearing liabilities	$773	$(1,270)	$(497)

Net interest income	$804	$1,688	$2,492

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

	For the Nine Months Ended September 30,
	2025			2024

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable ⁽¹⁾	$1,573,040	$73,994	6.29%	$1,495,834	$69,258	6.19%
Investment securities ⁽²⁾	190,609	4,472	3.67%	191,784	4,400	3.60%
Interest-earning deposits with other banks ⁽³⁾	66,466	1,851	3.72%	63,203	2,166	4.58%
Total interest-earning assets	$1,830,115	$80,317	5.93%	$1,750,821	$75,824	5.85%
Noninterest-earning assets	82,392			88,408
Total assets	$1,912,507			$1,839,229
Interest-bearing liabilities:
Interest-bearing demand deposits	$223,719	3,839	2.29%	$212,699	$3,167	1.99%
Money market deposits	475,919	12,272	3.45%	332,987	9,730	3.90%
Savings deposits	188,692	1,232	0.87%	197,477	951	0.64%
Certificates of deposit	294,416	8,303	3.77%	330,884	10,833	4.37%
Short-term borrowings	93,403	3,135	4.49%	132,275	5,488	5.54%
Other borrowings	11,586	436	5.03%	11,790	530	6.00%
Total interest-bearing liabilities	$1,287,735	$29,217	3.03%	$1,218,112	$30,699	3.37%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	$395,385			$397,764
Other liabilities	13,992			16,662
Stockholders' equity	215,395			206,691
Total liabilities and stockholders' equity	$1,912,507			$1,839,229
Net interest income		$51,100			$45,125
Interest rate spread ⁽⁴⁾			2.90%			2.48%
Net interest margin ⁽⁵⁾			3.79%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			142.12%			143.73%

(1) Tax-equivalent adjustments to calculate the yield on tax-exempt securities and loans were $809 and $851 for the nine months ended September 30, 2025 and 2024, respectively.
(2) Yield is calculated on the basis of amortized cost.
(3) Includes dividends received on restricted stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the nine-month periods ended September 30, 2025, and 2024, in terms of (1) changes in the volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by the change in volume). The changes attributable to the combined impact of volume/rate are allocated consistently between the volume and rate variances.

	2025 versus 2024
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$3,574	$1,162	$4,736
Investment securities	(32)	104	72
Interest-earning deposits with other banks	112	(427)	(315)
Total interest-earning assets	$3,654	$839	$4,493

Interest-bearing liabilities:
Interest-bearing demand deposits	$164	$508	$672
Money market deposits	4,169	(1,627)	2,542
Savings deposits	(42)	323	281
Certificates of deposit	(1,192)	(1,338)	(2,530)
Short-term borrowings	(1,611)	(742)	(2,353)
Other borrowings	(9)	(85)	(94)
Total interest-bearing liabilities	$1,479	$(2,961)	$(1,482)

Net interest income	$2,175	$3,800	$5,975

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

At September 30, 2025, the additional borrowing capacity at the FHLB was $394.1 million, as compared to $381.7 million on December 31, 2024. The Company’s maximum borrowing capacity at the FHLB was $525.1 million at September 30, 2025. During the third quarter of 2024, the Company was approved for a Borrower in Custody ("BIC") Arrangement to pledge certain loan portfolios, and therefore, the Company also has the option of borrowing from the Federal Reserve discount window. The borrowing capacity with the Federal Reserve discount window was $132.6 million at September 30, 2025. Given the flexibility of borrowing structure options with the FHLB, if the Company needed additional liquidity, the FHLB capacity would likely be used before other funding mechanisms.

At September 30, 2025, total net available liquidity was $864.8 million, compared to $859.0 million at December 31, 2025. This accounted for 53.3% of total deposits at September 30, 2025, compared to 59.4% at December 31, 2025. At September 30, 2025, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances. Management believes that the combination of high levels of potentially liquid assets, cash flows from operations, and additional borrowing capacity provided the Bank with strong liquidity as of September 30, 2025. Although the Company currently exhibits strong liquidity, management will continue to monitor liquidity in future periods.

For the nine months ended September 30, 2025, the adjustments to reconcile net income to net cash provided by operating activities consisted mainly of origination of and proceeds from the sale of loans held for sale, non-cash gain on exchange of real estate, earnings on bank-owned life insurance, net stock-based compensation, and net changes in other assets and liabilities. For a more detailed illustration of sources and uses of cash, refer to the Consolidated Statement of Cash Flows.

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

The Bank and the Company met each of the well-capitalized ratio guidelines as of September 30, 2025. The following table indicates the capital ratios for the Bank and the Company as of September 30, 2025, and December 31, 2024, as well as the capital category threshold ratios for a well-capitalized, adequately capitalized plus the capital conservation buffer institution.

	As of September 30, 2025
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.62%	12.11%	12.11%	13.37%
Middlefield Banc Corp.	11.00%	12.41%	11.94%	13.66%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2024
	Leverage	Tier 1 Risk Based	Common Equity Tier 1	Total Risk Based
The Middlefield Banking Company	10.70%	11.99%	11.99%	13.24%
Middlefield Banc Corp.	10.86%	12.28%	11.78%	13.54%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus fully phased-in capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well-capitalized ratio (Bank only)	5.00%	8.00%	6.50%	10.00%

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

The Company has established the following guidelines for assessing interest rate risk:

●

Net interest income simulation (“NII”) - Projected net interest income over the next twelve months will not be reduced by more than 10% given a gradual shift (i.e., over 12 months) in interest rates of up to 200 basis points (+ or -) and assuming no balance sheet growth. All modeled outcomes are within the limits approved by the Board of Directors of the Company.

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

The following table presents the simulated impact of a 200-basis point upward or 100-basis point downward shift of market interest rates on net interest income and the change in portfolio equity. This analysis assumed the interest-earning asset and interest-bearing liability levels at September 30, 2025, and December 31, 2024, remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over one year from the September 30, 2025, and December 31, 2024 levels for net interest income and portfolio equity. The impact of market-rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2025, and December 31, 2024, for portfolio equity.

	September 30, 2025		December 31, 2024
Change in Rates	% Change in NII	% Change in EVE	% Change in NII	% Change in EVE
+200bp	(2.60%)	(0.30%)	(3.40%)	(7.10%)
-100bp	0.60%	(1.80%)	1.80%	2.10%

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2025, have remained unchanged from December 31, 2024. However, the Company has identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses for the investment securities available for sale, loan portfolios, and unfunded commitments. Please refer to Note 1 - Summary of Significant Accounting Policies of our 2024 Form 10-K for further discussion on significant accounting policies.

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

The following table summarized the Company's repurchases of common shares for the three months ended September 30, 2025:

(Dollar amounts in thousands, except per share data)	Total shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program (a)	Maximum number of shares that may yet be purchased under the program

July 1-31	-	$-	-	250,052
August 1-31	-	-	-	250,052
September 1-30	-	-	-	250,052
Total	-	$-

(a) In February 2022, the Board of Directors authorized the repurchase of up to 300,000 shares of common stock under the Company's repurchase program (the "Program") to enhance the value of Company stock and manage its capital. In February 2023, the Board of Directors authorized the Company to repurchase an additional 300,000 shares under the Program. The Company has completed the repurchase of 349,948 shares under the Program through September 30, 2025. The Program may be modified, suspended or terminated by the Company at any time.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information
During the three months ended September 30, 2025, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

Exhibit list for Middlefield Banc Corp.’s Form 10-Q Quarterly Report for the Period Ended September 30, 2025

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

Incorporated by reference to Exhibit 4.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.2	Junior Subordinated Indenture, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

4.3	Guarantee Agreement, dated as of December 21, 2006, between Middlefield Banc Corp. and Wilmington Trust Company	Incorporated by reference to Exhibit 4.3 of Middlefield Banc Corp.’s Form 8-K Current Report filed on December 27, 2006

10.1.0*	2017 Omnibus Equity Plan	Incorporated by reference to Middlefield Banc Corp.’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, Appendix A, filed on April 4, 2017

10.1.1*	Split-Dollar Agreement between The Middlefield Banking Company and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.1.1 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.2*	Split-Dollar Agreement between The Middlefield Banking Company and Thomas M. Wilson	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.3	Agreement for the Exchange of Real Estate	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.'s 8-K Current Report filed on June 5, 2024

10.4	Federal Home Loan Bank of Cincinnati Agreement for Advances and Security Agreement dated September 14, 2000	Incorporated by reference to Exhibit 10.4 of Middlefield Banc Corp.’s registration statement on Form 10 filed on April 17, 2001

10.4.1*	Amended Change in Control Agreement between Middlefield Banc Corp. and Michael L. Cheravitch	filed herewith

10.4.2*	Change in Control Agreement between Middlefield Banc Corp. and Rebecca A. Noblit	Incorporated by reference to Exhibit 10.4.2 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.3*	Change in Control Agreement between Middlefield Banc Corp. and Thomas M. Wilson	Incorporated by reference to Exhibit 10.4.3 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.4*	Change in Control Agreement between Middlefield Banc Corp. and Sarah A. Winters	Incorporated by reference to Exhibit 10.4.4 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.4.5	[reserved]

10.4.6	[reserved]

10.4.7*	Amended Change in Control Agreement between Middlefield Banc Corp. and Michael C. Ranttila	Incorporated by reference to Exhibit 99 of Middlefield Banc Corp.’s Form 8-K Current Report filed on August 15, 2023

10.4.8*	Change in Control Agreement between Middlefield Banc Corp. and Courtney M. Erminio	Incorporated by reference to Exhibit 10.4.8 of Middlefield Bank Corp’s Form 10-K Annual Report filed on March 15, 2023

10.5*	Severance Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.5 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.6*	Restricted Stock Award Agreement between Middlefield Banc Corp. and Ronald L. Zimmerly, Jr., dated December 1, 2022	Incorporated by reference to Exhibit 10.6 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.7	[reserved]

10.8*	Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.8 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.9*	First Amendment to the Supplemental Executive Retirement Benefits Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.9 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.10*	Secondary Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.10 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.11	[reserved]

10.12*	Split-Dollar Agreement between The Middlefield Banking Company and Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.12 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.13*	Supplemental Executive Retirement Plan with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.13 of Middlefield Banc Corp.'s Form 10-Q filed on May 14, 2024

10.14*	Executive Survivor Income Agreement (aka DBO agreement [death benefit only]) with Donald L. Stacy	Incorporated by reference to Exhibit 10.14 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.15*	[reserved]

10.16	[reserved]

10.17	[reserved]

10.18 *	Executive Deferred Compensation Agreement with Jay P. Giles	Incorporated by reference to Exhibit 10.18 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2011, filed on March 20, 2012
10.19*	DBO Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.19 of Middlefield Banc Corp.'s Form 8-K Current Report on Form 8-K filed on July 11, 2024

10.20*	DBO Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.20 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.21*	DBO Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.21 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 30, 2004

10.22*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.22 of Middlefield Banc Corp.’s Form 8-K Current Report filed on June 13, 2024

10.22.1	[reserved]

10.23**	Amended Executive Deferred Compensation Agreement with Thomas G. Caldwell	Incorporated by reference to Exhibit 10.23 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.24**	Amended Executive Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.24 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.25**	Amended Executive Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.25 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.26**	Executive Variable Benefit Deferred Compensation Agreement with James R. Heslop, II	Incorporated by reference to Exhibit 10.26 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.27**	Executive Variable Benefit Deferred Compensation Agreement with Donald L. Stacy	Incorporated by reference to Exhibit 10.27 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.28**	Executive Deferred Compensation Agreement with Charles O. Moore	Incorporated by reference to Exhibit 10.28 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2019, filed on March 4, 2020

10.29*	Executive Deferred Compensation Agreement with Ronald L. Zimmerly, Jr.	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed on March 15, 2023

10.29.1*	Form of a conditional stock award under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.29 of Middlefield Banc Corp.’s Form 8-K Current Report filed on July 24, 2017

10.30**	Executive Deferred Compensation Agreement with Michael L. Allen	Incorporated by reference to Exhibit 10.30 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.31**	Executive Deferred Compensation Agreement with John D. Lane	Incorporated by reference to Exhibit 10.31 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on May 7, 2019

10.32**	Executive Deferred Compensation Agreement with Michael C. Ranttila	Incorporated by reference to Exhibit 10.32 of Middlefield Banc Corp.’s Form 10-K Annual Report filed on March 12, 2021

10.33**	Executive Deferred Compensation Agreement with Courtney M. Erminio	Incorporated by reference to Exhibit 10.33 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.34**	Executive Deferred Compensation Agreement with Alfred F. Thompson	Incorporated by reference to Exhibit 10.34 of Middlefield Banc Corp.’s Form 10-Q Quarterly Report filed on August 8, 2022

10.35*	Form of a Performance Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

10.36*	Form of an Executive Restricted Share Unit Award Agreement under the 2017 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.2 of Middlefield Banc Corp.’s Form 8-K Current Report filed on September 4, 2024

10.36.1*	Form of a Restricted Share Unit Award Agreement for Non-Employee Directors of the Middlefield Banking Company under the 2017 Omnibus Equity Plan granted on June 27, 2025	Incorporated by reference to Exhibit 10.36.1 of Middlefield Banc Corp's Form 10-Q Quarterly Report filed on August 12, 2025

31.1	Rule 13a-14(a) certification of Chief Executive Officer	filed herewith

31.2	Rule 13a-14(a) certification of Chief Financial Officer	filed herewith

32	Rule 13a-14(b) certification	filed herewith

99.1	Form of Indemnification Agreement with directors of Middlefield Banc Corp. and with executive officers of Middlefield Banc Corp. and The Middlefield Banking Company	Incorporated by reference to Exhibit 99.1 of Middlefield Banc Corp.’s registration statement on Form 10, Amendment No. 1, filed on June 14, 2001

100	[reserved]

101.INS***	Inline XBRL Instance	furnished herewith

101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith

101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith

101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith

101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith

101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MIDDLEFIELD BANC CORP.

Date: November 13, 2025	By: /s/ Ronald L. Zimmerly, Jr.

----------------------------------------

Ronald L. Zimmerly, Jr.

Director, President and Chief Executive Officer

(Principal Executive Officer)

Date: November 13, 2025	By: /s/Michael C. Ranttila

----------------------------------------

Michael C. Ranttila

Executive Vice President - Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)